Form 10-Q
period 2007-03-31
GLU MOBILE INC
filed 2007-05-14
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission File Number 001-33368
Glu Mobile Inc.
(Exact name of the Registrant as Specified in its Charter)

Delaware	91-2143667
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1800 Gateway Drive, Second Floor
San Mateo, California 94404
(Address of Principal Executive Offices, including Zip Code)
(650) 571-1550
(Registrant’s Telephone number, including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑*
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated Filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 10, 2007: 28,815,363 shares.

   *         The Registrant has not been subject to the filing requirements for the past 90 days as it commenced trading on March 22, 2007 pursuant to its initial public offering, but the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$71,501	$3,823
Short-term investments	5,500	8,750
Accounts receivable, net	15,524	14,448
Prepaid royalties	4,858	3,501
Prepaid expenses and other	596	853

Total current assets	97,979	31,375
Property and equipment, net	3,659	3,480
Prepaid royalties	2,549	1,417
Other long-term assets	994	1,826
Intangible assets, net	4,355	4,974
Goodwill	38,787	38,727

Total assets	$148,323	$81,799

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities:
Accounts payable	$6,763	$5,394
Accrued liabilities	240	1,048
Accrued compensation	1,627	2,013
Accrued royalties	9,221	7,030
Accrued restructuring	—	36
Deferred revenues	304	178
Current portion of long-term debt	13	4,339

Total current liabilities	18,168	20,038
Other long-term liabilities	2,259	1,343
Long-term debt, less current portion	—	7,245
Preferred stock warrant liability	—	1,995

Total liabilities	20,427	30,621

Commitments and contingencies (see note 5)

Redeemable convertible preferred stock, $0.0001 par value: 17,032 shares authorized; 0 and 15,680 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	76,363

Stockholders’ equity/(deficit):
Common stock, $0.0001 par value; 33,333 shares authorized, 28,537 and 5,457 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	3	1
Additional paid-in capital	176,734	19,894
Deferred stock-based compensation	(309)	(388)
Accumulated other comprehensive income	1,339	1,285
Accumulated deficit	(49,871)	(45,977)

Total stockholders’ equity/(deficit)	127,896	(25,185)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity/(deficit)	$148,323	$81,799

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$15,698	$8,073

Cost of revenues:
Royalties	4,292	2,538
Impairment of prepaid royalties and guarantees	—	60
Amortization of intangible assets	552	118

Total cost of revenues	4,844	2,716

Gross profit	10,854	5,357

Operating expenses:
Research and development	4,713	3,189
Sales and marketing	3,075	2,202
General and administrative	4,009	1,852
Amortization of intangible assets	67	154
Acquired in-process research and development	—	1,500
Gain on sale of assets	(1,040)	—

Total operating expenses	10,824	8,897

Income/(loss) from operations	30	(3,540)

Interest and other income/(expense), net:
Interest income	166	195
Interest expense	(847)	(2)
Other income/(expense), net	159	(41)

Interest and other income/(expense), net	(522)	152

Loss before income taxes	(492)	(3,388)

Income tax provision	(272)	(106)

Net loss	(764)	(3,494)
Accretion to preferred stock	(17)	(19)
Deemed dividend	(3,130)	—

Net loss attributable to common stockholders	$(3,911)	$(3,513)

Net loss per share attributable to common stockholders – basic and diluted:
Net loss	$(0.12)	$(0.75)
Accretion to preferred stock	—	(0.01)
Deemed dividend	(0.47)	—

Net loss per share attributable to common stockholders – basic and diluted	$(0.59)	$(0.76)

Weighted average common shares outstanding – basic and diluted	6,682	4,597

Stock-based compensation included in:
Research and development	$95	$33
Sales and marketing	97	27
General and administrative	416	207
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(764)	$(3,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	454	336
Amortization of intangible assets	619	272
Stock-based compensation	608	267
Change in carrying value of preferred stock warrant liability	10	70
Amortization of value of warrants issued in connection with loan	477	—
Amortization of loan agreement costs	71	—
Non-cash foreign currency translation gain	(149)	(29)
Acquired in-process research and development	—	1,500
Impairment of prepaid royalties and guarantees	—	60
Gain on sale of assets	(1,040)	—
Changes in allowance for doubtful accounts	(19)	(12)
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase)/decrease in accounts receivable	(907)	416
Increase in prepaid royalties	(688)	(694)
(Increase)/decrease in prepaid expenses and other assets	(364)	46
Increase in accounts payable	1,011	448
Decrease in other accrued liabilities	(808)	(1,953)
Increase/(decrease) in accrued compensation	(387)	203
Increase/(decrease) in accrued royalties	1,169	(707)
Increase in deferred revenues	104	—
Decrease in accrued restructuring	(36)	(357)
Increase in other long-term liabilities	111	139

Net cash used in operating activities	(528)	(3,489)

Cash flows from investing activities:
Purchase of short-term investments	(600)	(6,557)
Sale of short-term investments	3,850	20,357
Purchase of property and equipment	(623)	(295)
Proceeds from sale of assets, net of selling costs	1,040	—
Acquisition of iFone, net of cash acquired	—	(7,396)

Net cash provided by investing activities	3,667	6,109

Cash flows from financing activities:
Proceeds from IPO shares, net of issuance costs	76,501	—
Proceeds from exercise of stock options	80	10
Debt payments	(12,047)	(892)

Net cash provided by (used in) financing activities	64,534	(882)

Effect of exchange rate changes on cash	5	19
Net increase in cash and cash equivalents	67,678	1,757
Cash and cash equivalents at beginning of period	3,823	2,416

Cash and cash equivalents at end of period	$71,501	$4,173

Supplemental disclosure of non-cash information
Accrued IPO costs	$1,757	$—

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1 – The Company, Basis of Presentation and Summary of Significant Accounting Policies
     Glu Mobile Inc. (the “Company” or “Glu”) was incorporated as Cyent Studios, Inc. in Nevada on May 16, 2001 and changed its name to Sorrent, Inc. On November 21, 2001, New Sorrent, Inc., a wholly owned subsidiary of the Company was incorporated in California. The Company and New Sorrent, Inc. merged on December 4, 2001 to form Sorrent, Inc., a California corporation. In June 2005, the Company changed its name to Glu Mobile Inc. Glu acquired Macrospace Limited (“Macrospace”) in December 2004 in efforts to develop and secure direct distribution relationships in Europe and Asia with leading wireless carriers, to deepen and broaden its game library (e.g., more titles and genre diversification), to acquire access and rights to leading licenses and franchises (including original intellectual property) and to augment its internal and external production and publishing capabilities. In March 2006, Glu acquired iFone Holdings Limited (“iFone”) in order to continue to broaden its game library and acquire access and rights to leading licenses.
     In March 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold and issued 7,300 at an issue price of $11.50 per share. The Company raised a total of $83,950 in gross proceeds from the IPO, or approximately $74,744 in net proceeds after deducting underwriting discounts and commissions of $5,877 and other offering costs of $3,329. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680 shares of common stock.
  Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, File Number 333-139493, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2007 and its results of operations for the three months ended March 31, 2007 and 2006, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.
  Basis of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
  Use of Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and these differences may be material.
  Revenue Recognition
     The Company’s revenues are derived primarily by licensing software products in the form of mobile games. License arrangements with the end user can be on a perpetual or subscription basis. A perpetual license gives an end user the right to use the licensed game on the registered handset on a perpetual basis. A subscription license gives an end user the right to use

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
the licensed game on the registered handset for a limited period of time, ranging from a few days to as long as one month. The Company distributes its products primarily through mobile telecommunications service providers (“carriers”), which market the games to end users. License fees for perpetual and subscription licenses are usually billed by the carrier upon download of the game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while the others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.
     Revenues are recognized from our games when persuasive evidence of an arrangement exists, the game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. For both perpetual and subscription licenses, management considers a signed license agreement to be evidence of an arrangement with a carrier and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, the Company defines delivery as the download of the game by the end user. The Company estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Several carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. The Company’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, the age of games and the expected impact of newly launched games, successful introduction of new handsets, promotions during the period and economic trends. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Historically, the revenues on the final revenue report have not differed by more than one half of 1% of the reported revenues for the period, which the Company deemed to be immaterial. Revenues earned from certain carriers may not be reasonably estimated. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a carrier revenue report and when the Company’s portion of a game’s licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by carrier and by game on a weekly basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.
     In accordance with Emerging Issues Task Force, or EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the amount the carrier reports as payable upon the sale of the Company’s games. The Company has evaluated its carrier agreements and has determined that it is not the principal when selling its games through carriers. Key indicators that it evaluated to reach this determination include:
•	wireless subscribers directly contract with the carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers generally have significant control over the types of games that they offer to their subscribers;

•	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers generally pay the Company a fixed percentage of their revenues or a fixed fee for each game;

•	carriers generally must approve the price of the Company’s games in advance of their sale to subscribers, and the Company’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	the Company has limited risks, including no inventory risk and limited credit risk.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
  Concentration of Credit Risk
     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable.
     The Company derives its accounts receivable from revenues earned from customers located in the U.S. and other locations outside of the U.S. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectibility on a monthly basis. It reviews all other balances quarterly. The Company charges off accounts receivable balances against the allowance when it determines that the amount will not be recovered.
     The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Three Months Ended
	March 31,
	2007	2006
Verizon Wireless	21.5%	25.9%
Sprint Nextel	*	15.8%

*	Revenues from the customer were less than 10% during the period.
     At March 31, 2007, Verizon Wireless accounted for 23% of total accounts receivable. At December 31, 2006, Verizon Wireless, Sprint Nextel and Vodafone accounted for 21%, 11% and 10% of total accounts receivable, respectively. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.
     The following table summarizes the revenues from specific titles in excess of 10% of the Company’s revenues:

	Three Months Ended
	March 31,
	2007	2006
Monopoly Here & Now	13.2%	*
Deer Hunter	*	11.5%
Zuma	*	11.0%

*	Revenues from the title were less than 10% during the period.
  Freestanding Preferred Stock Warrants
     Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). Under SFAS No. 150, the freestanding warrants that were related to the Company’s redeemable convertible preferred stock were recorded as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Subsequent to the Company’s IPO and the associated conversion of the Company’s outstanding redeemable convertible preferred stock into common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants at the closing of the IPO of $1,985 was transferred to common stock and additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.
  Prepaid or Guaranteed Licensor Royalties
     The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property, including trademarks and copyrights, in the development of the Company’s games. Royalty-based obligations are

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
either paid in advance and capitalized on our balance sheet as prepaid royalties or accrued as incurred and subsequently paid. These royalty-based obligations are expensed to cost of revenues at the greater of the revenues derived from the relevant game multiplied by the applicable contractual rate or an effective royalty rate based on expected net product sales. Advanced license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.
     The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, the Company adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The Company has recorded a minimum guaranteed liability of approximately $3,205 as of March 31, 2007. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
     Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenues of $0 and $60 during the three months ended March 31, 2007 and 2006, respectively.
  Research and Development Costs
     The Company charges costs related to research, design and development of products to research and development expense as incurred. The types of costs included in research and development expenses include salaries, contractor fees and allocated facilities costs.
  Software Development Costs
     The Company applies the principles of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). SFAS No. 86 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its games. Under this approach, the Company does not consider a game in development to have passed the technological feasibility milestone until the Company has completed a model of the game that contains essentially all the functionality and features of the final game and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a game for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile game market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops games; the lack of pre-orders or sales history for its games; the uncertainty regarding a game’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a game will be available for sale; and its historical practice of canceling games at any stage of the development process.
  Internal Use Software
     The Company recognizes internal use software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Thus, the Company

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company has capitalized certain internal use software costs totaling approximately $345 and $120 during the three months ended March 31, 2007 and 2006, respectively. The estimated useful life of costs capitalized is generally three years. During the three months ended March 31, 2007 and 2006, the amortization of capitalized costs totaled approximately $140 and $97, respectively. Capitalized internal use software development costs are included in property and equipment, net.
Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under SFAS No. 109, the Company determines deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which it expects the differences to reverse. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize.
     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
     With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle as of the date of adoption. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 10 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.
  Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and followed the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under APB No. 25, compensation expense for an option is based on the difference, if any, on the date of the grant, between the fair value of a company’s common stock and the exercise price of the option. Employee stock-based compensation determined under APB No. 25 is recognized using the multiple option method prescribed by the Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), over the option vesting period.
     Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123R”), which supersedes its previous accounting under APB No. 25. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company adopted SFAS No. 123R using the prospective transition method, which requires, that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS No. 123R shall be applied to option grants on and after the required effective date. For options granted prior to the SFAS No. 123R effective date that remain unvested on that date, the Company continues to recognize compensation expense under the intrinsic value method of APB No. 25. In addition, the Company continues to amortize those awards valued prior to January 1, 2006 utilizing an accelerated amortization schedule, while it expenses all options granted or modified after January 1, 2006 on a straight-line basis.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
     The Company has elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through its statement of operations.
     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and FIN 28.
     Net Loss Per Share
     The Company computes basic net income/(loss) per share attributable to common stockholders by dividing its net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase by the Company. Net loss attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

	Three Months Ended March 31,
	2007	2006
Net loss attributable to common stockholders	$(3,911)	$(3,513)

Basic and diluted shares:
Weighted average common shares outstanding	6,785	5,107

Weighted average unvested common shares subject to repurchase	(103)	(510)

Weighted average shares used to compute basic and diluted net loss per share	6,682	4,597

Net loss per share attributable to common stockholders — basic and diluted	$(0.59)	$(0.76)

     The following weighted average options, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2007	2006
Convertible preferred stock	—	12,372
Warrants to purchase convertible preferred stock	—	123
Warrants to purchase common stock	229	20
Unvested common shares subject to repurchase	103	510
Options to purchase common stock	2,964	2,192

	3,296	15,217

  Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financials statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. See Note 10 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure at fair value, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 159 on its financial position, results of operations and cash flows.
Note 2 – Acquisitions
  Acquisition of iFone Holdings Limited
     On March 29, 2006, the Company acquired the net assets of iFone in order to continue to deepen and broaden its game library, to acquire access and rights to leading licenses and franchises and to augment its external production resources. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.
     The Company purchased all of the issued and outstanding shares of iFone in exchange for the issuance of 3,423 shares of Special Junior Preferred Stock of the Company and $3,500 in cash. In addition, subject to the completion of specified milestones, the Company committed to issue a total of 871 shares of Special Junior Preferred Stock of the Company and $4,500 in subordinated unsecured promissory notes to the iFone shareholders. In conjunction with this transaction, the Company’s Board of Directors approved an increase in the number of authorized shares of preferred stock of Glu to 17,031 shares. The milestones outlined in the purchase agreement for which contingent consideration was agreed to be issued were not achieved during the period to earn this additional consideration. As the milestone consideration was not earned, these amounts have not been reflected in these financial statements.
     The total purchase price of approximately $23,502 consisted of the following: 3,423 shares of Special Junior Preferred Stock of the Company (valued at $19,098 based on an independent valuation of the preferred stock issued using a weighted income and market comparable approach), $3,500 of cash and transaction costs of $904.
     The Company’s consolidated financial statements include the results of operations of iFone from the date of acquisition. Under the purchase method of accounting, the Company allocated the total purchase price of $23,502 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date.

Assets acquired:
Accounts receivable	$2,518
Prepaid and other current assets	2,271
Property and equipment	89
Intangible assets (see Note 6):
Titles, content and technology	2,700
Carrier contracts and relationships	1,300
Existing license agreements	400
Trademarks	100
In-process research and development	1,500

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)

Goodwill (see Note 6)	22,828

Total assets acquired	33,706
Liabilities assumed:
Accounts payable	(4,247)
Accrued liabilities	(4,777)
Restructuring liabilities	(1,180)

Total liabilities acquired	(10,204)

Net acquired assets	$23,502

     The above table includes reductions to acquired goodwill to reflect adjustments to certain assumed liabilities upon completion of the purchase price allocation.
     The Company has recorded an estimate for costs to terminate certain activities associated with the iFone operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $1,180 principally related to the termination of 41 iFone employees. At March 31, 2007, no restructuring liabilities related to iFone employees remained accrued.
     Of the total purchase price, $4,500 was allocated to amortizable intangible assets. The amortizable intangible assets are being amortized using a straight-line method over the respective estimated useful life of two to five years.
     In conjunction with the acquisition of iFone, the Company recorded a $1,500 expense for acquired in-process research and development (“IPR&D”) during the first quarter of 2006 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in its consolidated statements of operation in the year ended December 31, 2006.
     The IPR&D is related to the development of new game titles. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% discount rate. This rate takes into account the percentage of completion of the development effort of approximately 20% and the risks associated with the Company’s developing this technology given changes in trends and technology in the industry. As of December 31, 2006, these acquired IPR&D projects had been completed at costs similar to the original projections.
     The Company based the valuation of identifiable intangible assets and IPR&D acquired on management’s estimates, currently available information and reasonable and supportable assumptions. The Company based the allocation of the purchase price on the fair value of these net assets acquired determined using the income and market valuation approaches.
     The Company allocated the residual value of $22,828 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes.
     The Company has included the results of operations of iFone in its consolidated financial statements subsequent to the date of the acquisition. The unaudited financial information in the table below summarizes the combined results of operations of the Company and iFone, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented:

Three
Months
Ended
March 31,
2006
Total pro forma revenues	$10,495
Gross profit	7,173
Pro forma net loss	(7,728)
Pro forma net loss per share — basic and diluted	(1.68)

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
     The Company is presenting pro forma financial information for informational purposes only, and this information is not intended to be indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2006. The pro forma financial information above includes a charge of $1,500 for IPR&D.
Note 3 – Balance Sheet Components
  Property and Equipment

	March 31,	December 31,
	2007	2006
Computer equipment	$2,179	$1,856
Furniture and fixtures	1,366	1,260
Software	2,060	1,714
Leasehold improvements	984	1,129

	6,589	5,959
Less: Accumulated depreciation and amortization	(2,930)	(2,479)

	$3,659	$3,480

     Depreciation and amortization for the three months ended March 31, 2007 and 2006 were $447 and $336, respectively.
  Accounts Receivable

	March 31,	December 31,
	2007	2006
Accounts receivable	$15,967	$14,914
Less: Allowance for doubtful accounts	(443)	(466)

	$15,524	$14,448

     Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three months ended March 31, 2007 and 2006.
Note 4 – Goodwill and Intangible Assets
     The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace and iFone. The carrying amounts and accumulated amortization expense of the acquired intangible assets at March 31, 2007 and December 31, 2006 were as follows:

	Estimated			Accumulated	Balance at			Accumulated	Balance at
	Useful	Acquisition		Amortization	December 31,	Acquisition		Amortization	March 31,
	Life	Amount	Impairment	Expense	2006	Amount	Impairment	Expense	2007
Intangible assets amortized to cost of revenues:
Titles, context and technology	2.5 yrs	$5,300	$(1,103)	$(2,373)	$1,824	$5,300	$(1,103)	$(2,779)	$1,418
Catalogs	1 yr	1,500	—	(1,500)	—	1,500	—	(1,500)	—
Provision X Technology	6 yrs	247	—	(192)	55	247	—	(196)	51
Carrier contract and related relationships	5 yrs	2,200	—	(563)	1,637	2,200	—	(673)	1,527
Licensed content	5 yrs	400	—	(60)	340	400	—	(80)	320
Trademarks	3 yrs	100	—	(37)	63	100	—	(50)	50

		9,747	(1,103)	(4,725)	3,919	9,747	(1,103)	(5,278)	3,366

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,600	—	(545)	1,055	1,600	—	(611)	989
Non-compete agreement	2 yrs	700	—	(700)	—	700	—	(700)	—

		2,300	—	(1,245)	1,055	2,300	—	(1,311)	989

Total intangible assets		$12,047	$(1,103)	$(5,970)	$4,974	$12,047	$(1,103)	$(6,589)	$4,355

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
     The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended March 31, 2007 and 2006, the Company recorded amortization expense in the amounts of $552 and $118, respectively, in cost of revenues. During the three months ended March 31, 2007 and 2006, the Company recorded amortization expense in the amounts of $67 and $154, respectively, in operating expenses.
     As of March 31, 2007, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Fiscal Years:	Revenues	Expenses	Expense
2007 (remaining nine months)	1,519	200	1,719
2008	883	267	1,150
2009	526	267	793
2010	354	255	609
2011 and thereafter	84	—	84

	$3,366	$989	$4,355

     The Company attributes all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to its Americas and EMEA reporting units. The goodwill allocated to the Americas reporting unit is denominated in United States Dollars, and the goodwill allocated to the EMEA reporting unit is denominated in pounds sterling. As a result, the goodwill attributed to the EMEA reporting unit is subject to foreign currency fluctuations. During the three months ended March 31, 2007, goodwill increased by $60 due to the United States Dollar weakening against the pound sterling. During the year ended December 31, 2006, goodwill increased by $3,081 due to the United States Dollar weakening against the pound sterling. Goodwill at March 31, 2007 and December 31, 2006 was $38,787 and $38,727, respectively.
Note 5 – Commitments and Contingencies
  Leases
     The Company leases office space under noncancelable operating facility leases with various expiration dates through December 2011. Rent expense for the three months ended March 31, 2007 and 2006 was $410 and $336, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $296 and $225 at March 31, 2007 and December 31, 2006, respectively, and was included within other long-term liabilities.
     At March 31, 2007, future minimum lease payments under noncancelable operating leases were as follows:

Minimum
Operating
Lease
Fiscal Years:	Payments
2007 (remaining nine months)	$1,246
2008	1,087
2009	750
2010	750
2011	470
2012 and thereafter	—

$4,303

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
  Capital Lease
     The Company has one lease that it accounts for as a capital lease. It capitalized a total of $114 as computer equipment under this lease during the year ended December 31, 2005. The Company recorded no capital lease obligations during the year ended December 31, 2006 or during the three months ended March 31, 2007. Accumulated depreciation associated with this capital lease was $57 and $47 at March 31, 2007 and December 31, 2006, respectively. The Company has a commitment to pay $13 under this lease for the remaining nine months of 2007.
  Minimum Guaranteed Royalties
     The Company has entered into license and development agreements with various owners of brands and other intellectual property so that it could develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimal royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of March 31, 2007 were as follows:

Minimum
Guaranteed
Fiscal Year:	Royalties
2007 (remaining nine months)	$1,525
2008	1,660
2009	1,065
2010	1,005
2011	350
2012 and thereafter	375

$5,980

     Commitments in the above table include $3,205 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of March 31, 2007 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
  Indemnification Arrangements
     The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2007 or December 31, 2006.
     In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2007 or December 31, 2006.
  Contingencies
     The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or results of operation, and thus no amounts were accrued for these exposures at March 31, 2007.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
Note 6 – Debt
  Loan Agreement
     In May 2006, the Company entered into a loan agreement (the “Loan”) with a principal in the amount of $12,000. The Loan had an interest rate of 11%. The Company was obligated to pay only interest through December 31, 2006. Beginning January 1, 2007, the Company became obligated to pay 30 equal payments of principal and accrued interest until the entire principal is paid. As of March 31, 2007, all borrowings were repaid in full. As a result of the repayment, the remaining unamortized debt issuance costs of $66 were amortized to interest expense during the first quarter of 2007.
     In conjunction with the Loan, the Company issued to entities affiliated with the lender warrants to purchase 106 shares of Series D Preferred Stock with an exercise price of $9.03 per share and a contractual life of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, term of seven years, risk-free interest rate of 5.1% and dividend yield of 0%. The Company recorded the fair value of the warrants of $607 as a discount to the carrying value of the Loan. Upon repayment of the Loan in March 2007, the remaining unamortized debt discount of $477 was amortized in full to interest expense. These warrants converted into warrants to purchase an equal number of shares of common stock upon the closing of the IPO and remained outstanding at March 31, 2007.
  Line of Credit Facility
     In February 2007, the Company entered into an agreement to secure a revolving line of credit that allows the Company to borrow up to $8,000. The facility is restricted to 80% of the Company’s eligible domestic accounts receivable. The line carries an interest rate equal to the prime rate plus 1% and matures in 24 months. Payments on any borrowings would be interest only with any remaining borrowings due at maturity. The line is collateralized by all of the assets of the Company, including intellectual property. The Company is required to maintain a minimum tangible net worth of $3,000. Also, if the Company’s net cash balance, excluding any borrowings under this line of credit, declines below $3,500, then the Company’s accounts receivable must be collected by means of a lock box, the interest rate on any borrowings would be increased to the prime rate plus 2% and the Company would have to pay a one-time fee to the lender of $50. To date, there have been no borrowings under this facility. The Company was in compliance with all covenants as of March 31, 2007.
Note 7 – Sale of ProvisionX Software
     In January 2007, the Company signed an agreement with a third party for the sale of its ProvisionX software for $1.1 million. Under the terms of the agreement, the Company will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following completion of the sale, by the third party. The Company recognized a net gain on the sale of assets of $1,040 which includes approximately $60 of selling costs incurred during the transition.
Note 8 – Stockholders’ Equity/(Deficit)
  Common Stock
     In March 2007, the Company completed its IPO of common stock in which it sold and issued 7,300 shares of common stock at an issue price of $11.50 per share. The Company raised a total of $83,950 in gross proceeds from the IPO, or approximately $74,744 in net proceeds after deducting underwriting discounts and commissions of $5,877 and other offering costs of $3,329. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680 shares of common stock.
     In April 2007, the underwriters exercised a portion of the over-allotment option as to 199 shares, all of which were sold by stockholders and not by the Company.
  Early Exercise of Employee Options
     Stock options granted under the Company’s stock option plan provide certain employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 94 and 108 at

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
March 31, 2007 and December 31, 2006, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity/(deficit). The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. As of March 31, 2007 and December 31, 2006, the Company included cash received for early exercise of options of $81 and $92, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.
  Warrants to Purchase Common Stock
     In connection with the issuance of its Series A Preferred Stock, the Company issued warrants to purchase 20 shares of common stock. These warrants had an exercise price of $0.36 per share and an expiration date of December 31, 2007. During the year ended December 31, 2006, these warrants were exercised for gross proceeds of $7.
     Upon the effective date of the IPO, warrants to purchase 229 shares of redeemable convertible preferred stock converted into warrants to purchase 229 shares of common stock. As discussed in Note 1, the Company classified the freestanding redeemable convertible preferred stock warrants as a liability and adjusted the warrants to fair value at each reporting period until the completion of the IPO. Upon closing of the IPO, the preferred stock warrant liability of $1,985 was reclassed to additional paid-in capital.
     In February 2007, the Company issued warrants to purchase an aggregate of 272 shares of common stock with an exercise price of $0.0003 per share to certain holders of Series D or D-1 redeemable convertible preferred stock as an inducement for these holders to convert their preferred stock into common stock upon the consummation of the Company’s IPO. These warrants expire 30 days following the completion of the Company’s IPO, provided that, if the date of effectiveness of that offering was not March 31, 2007 or earlier, the warrants would expire. In connection with the issuance of the warrants, the Company received an agreement to convert all shares of preferred stock to common stock upon completion of the Company’s IPO from holders of the requisite number of shares to cause that conversion, provided that the registration statement for the initial public offering was effective on or before March 31, 2007. The Company recorded a deemed dividend of $3.1 million in connection with the issuance of the warrants during the three months ending March 31, 2007. The deemed dividend represented the fair value of the warrants and was calculated using the share price at the date of the IPO closing of $11.50 per share and the strike price of the warrants of $0.0003 per share. These warrants were exercised in April 2007.
     As of March 31, 2007, 501 warrants to purchase common stock remained outstanding, including the warrants issued in connection with the Loan.
Note 9 – Stock Option Plans and Stock Purchase Plan
  2001 Stock Plan
     In December 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of stock options to employees, directors, consultants, independent contractors and advisors of the Company. Options granted under the 2001 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors, consultants, independent contractors and advisors. As of March 31, 2007, the Company had authorized 4,498 shares of common stock for issuance under the 2001 Plan.
  2007 Equity Incentive Plan
     In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The Company has reserved 1,766 shares of its common stock for grant and issuance under the 2007 Plan. In addition, shares not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
for grant and issuance under the 2007 Plan. At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the 2001 Plan that were unissued. The number of shares available for grant and issuance under the 2007 Plan will be increased on January 1 of each of 2008 through 2011, by the lesser of (i) 3% of the number of shares of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares determined by the Board of Directors.
     The Company may grant options under the 2007 Plan at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by its Board of Directors, provided, however, that (i) the exercise price of an ISO or NSO may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying shares of common stock on the grant date, and (ii) the exercise price of an ISO or NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the grant date.
     Generally, options granted under the 2007 Plan are exercisable for a period of five or ten years after the date of grant, and the shares of common stock subject to the option vest at a rate of 1/4 of the shares on the first anniversary of the grant date of the option and an additional 1/48 of the shares upon completion of each succeeding full month of continuous employment thereafter. The Board of Directors may terminate the 2007 Plan at any time at its discretion.
  2007 Employee Stock Purchase Plan
     In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan). The Company has reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the 2007 Purchase Plan will be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of the 2007 Purchase Plan may not exceed 5,333.
  Stock Option Activity
     The following table summarizes the Company’s stock option activity for the three months ended March 31, 2007:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value
Balances, December 31, 2006	476	2,882	$5.03
Additional Authorized	1,766	—	—
Granted	(468)	468	11.28
Exercised	—	(99)	0.84
Forfeited, cancelled or expired	20	(20)	6.07

Balances, March 31, 2007	1,794	3,231	$6.04	7.09	$13,843
Options vested and expected to vest at March 31, 2007		2,742	$5.70	6.83	$12,612
Options exercisable at March 31, 2007		947	$2.41	4.68	$7,189
     The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $10.00 per share as of March 31, 2007. During the three months ended March 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $134. As of March 31, 2007, the Company had $7,218 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, that will be recognized over a weighted average period of 2.77 years. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
     Included in the above table are 4 non-employee stock options granted. The non-employee options outstanding had an exercise price of $11.00 per share, a remaining contractual term of 1 year and no intrinsic value at March 31, 2007.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
     The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months
	Ended March 31,
	2007	2006
Dividend yield	0%	0%
Risk-free interest rate	4.65%	4.52%
Expected term (years)	6.08	6.08
Expected volatility	59.2%	88.0%
     The Company based expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 from five to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant.
     SFAS No. 123R requires nonpublic companies that used the minimum value method under SFAS No. 123 to apply the prospective transition method of SFAS No. 123R. Prior to adoption of SFAS No. 123R, the Company used the minimum value method, and it therefore has not restated its financial results for prior periods. Under the prospective method, stock-based compensation expense for the year ended December 31, 2006 and the three months ended March 31, 2007 includes compensation expense for (i) all new stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, (ii) unmodified awards granted prior to but not vested as of December 31, 2005 accounted for under APB No. 25 and (iii) awards outstanding as of December 31, 2005 that were modified after the adoption of SFAS No. 123R.
     The Company calculated employee stock-based compensation expense recognized in the three months ended March 31, 2007 based on awards ultimately expected to vest and reduced it for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended March 31,
	2007	2006
Research and development	$95	$33
Sales and marketing	97	27
General and administrative	416	207

Total stock-based compensation expense	$608	$267

     Consolidated net cash proceeds from option exercises were $80 and $10 for the three months ended March 31, 2007 and 2006, respectively. The Company realized no income tax benefit from stock option exercises during the three months ended March 31, 2007 or 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     During the three months ended March 31, 2007, the Company modified one option agreement. The modifications involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification for the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company modified two option agreements of two members of the Company’s Board of Directors. The modifications included the repricing of one option for 50 shares of common stock from $4.80 to $3.57 per share and accelerating the vesting of the other option totaling 15 shares of common stock. The Company recorded a charge of $44 in connection with these modifications.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
  Restricted Stock
     During the three months ended March 31, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vest as to 50% of the shares after six months and thereafter will vest pro rata monthly for the next six months. The Company did not grant any restricted stock during the three months ended March 31, 2006.
Note 10 – Income Taxes
     The company recorded an income tax provision of $272 and $106 for the three months ended March 31, 2007 and 2006, respectively. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on our net operating losses, foreign tax rate differences, and withholding taxes.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $575. As of March 31, 2007, the recognition of the uncertain tax benefits above would not have an impact to our effective tax rate. In the absence of a valuation allowance on our deferred tax assets the recognition of these uncertain tax benefits would have an impact to our effective tax rate.
     The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not have any uncertain tax positions that would result in a payment of cash taxes, and as such, the Company does not have any interest accrued on uncertain tax positions as of the reporting date. As of March 31, 2007, the Company did not have any penalties accrued for uncertain tax positions.
     The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the U.S., California and United Kingdom. The Company’s Federal tax return is open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2002 and forward. The statute of limitations for the Company’s 2005 tax return in the United Kingdom will close in 2008.
Note 11 – Segment Reporting
     Statement of Financial Accounting Statements No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information on a geographic basis, however these aggregate into one operating segment for purposes of allocating resources and evaluating financial performance. Accordingly, the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.
     The Company generates its revenues in the following geographic regions:

	Three Months
	Ended March 31,
	2007	2006
United States of America	$8,438	$4,576
United Kingdom	1,684	533
Americas, excluding the USA	1,044	509
EMEA, excluding the United Kingdom	3,451	2,008
Other	1,081	447

	$15,698	$8,073

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data) — (Continued)
     The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2007	2006
Americas	$2,177	$1,956
EMEA	1,381	1,407
Other	101	117

	$3,659	$3,480

Note 12 – Subsequent Events
     In April 2007, the underwriters of the Company’s IPO exercised a portion of the over-allotment option as to 199 shares, all of which were sold by stockholders and not by the Company.
     In April 2007, Granite Global Ventures II, L.P. and TWI Glu Mobile Holdings Inc. exercised their warrants to purchase an aggregate of 272 shares of our common stock at an exercise price of $0.0003 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
The following discussion an analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the final prospectus for our IPO dated March 21, 2007, filed with the Securities and Exchange Commission, or SEC, on March 22, 2007. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our final prospectus dated March 21, 2007, which we filed in connection with our initial public offering. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     Glu Mobile is a leading global publisher of mobile games. We have developed and published a portfolio of more than 100 casual and traditional games to appeal to a broad cross section of the over one billion subscribers served by our more than 150 wireless carriers and other distributors. We create games and related applications based on third-party licensed brands and other intellectual property, as well as on our own original brands and intellectual property. Our games based on licensed intellectual property include Deer Hunter, Diner Dash, Monopoly, Sonic the Hedgehog, World Series of Poker and Zuma. Our original games based on our own intellectual property include Alpha Wing, Ancient Empires, Blackjack Hustler, Brain Genius, Stranded and Super K.O. Boxing.
     We seek to attract end users by developing engaging content that is designed specifically to take advantage of the portability and networked nature of mobile handsets. We leverage the marketing resources and distribution infrastructures of wireless carriers and the brands and other intellectual property of third-party content owners, which allows us to focus our efforts on developing and publishing high-quality mobile games.
     We believe that improving quality and greater availability of mobile games are increasing end-user awareness of and demand for mobile games. At the same time, carriers and branded content owners are focusing on a small group of publishers that have the ability to produce high-quality mobile games consistently and port them rapidly and cost effectively to a wide variety of handsets. Additionally, branded content owners are seeking publishers that have the ability to distribute games globally through relationships with most or all of the major carriers. We believe we have created the requisite development and porting technology and have achieved the requisite scale to be in this group. We also believe that leveraging our carrier and content owner relationships will allow us to grow our revenues without corresponding percentage growth in our infrastructure and operating costs.
     Our revenue growth rate will depend significantly on continued growth in the mobile game market and our ability to continue to attract new end users in that market. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenues, we expect these expenses to decrease.
     We were incorporated in May 2001 and introduced our first mobile games to the market in July 2002. In December 2004 and in March 2006, we acquired Macrospace and iFone, respectively, each a mobile game developer and publisher based in the United Kingdom. In the third quarter of 2005, we opened a Hong Kong office; in the third quarter of 2006, we opened an office in France; in the fourth quarter of 2006, we opened additional offices in Brazil and Germany; and in the second quarter of 2007, we opened an office in Spain.
     We acquired Macrospace to continue to develop and secure direct distribution relationships with the leading wireless carriers, to deepen and broaden our game library, to acquire access and rights to leading licenses and franchises (including original intellectual property) and to augment our internal production and publishing resources. We acquired iFone to continue to deepen and broaden our game library, to acquire access and rights to leading licenses and franchises and to augment our external production resources. These acquisitions were part of our strategy of expanding into Europe to address the desire of wireless carriers to work with publishers that have large and diverse portfolios of high-quality games based on well-known brands and of branded content owners to work with publishers that have global distribution capabilities. These acquisitions:
•	enabled us to port the acquired companies’ games to additional handsets and distribute them in other geographies;

•	enabled us to distribute our original and licensed intellectual property in the geographies where these companies had distribution relationships;

•	provided complementary technical production capabilities that enabled the combined companies to create products superior to those developed by either separately;

•	enabled us to develop games targeted to the European market, and localize our existing games;

•	expanded and deepened our management capacity and capability to conduct business globally; and

•	enabled us to compete for licenses on a broader scale because of enhanced distribution and production capabilities.
     In March 2007, we completed our initial public offering, or IPO, of common stock in which we sold and issued 7,300,000 shares of common stock at a price of $11.50 per share to the public. We raised a total of $83,950,000 in gross proceeds from the IPO, or approximately $74,744,000 in net proceeds after deducting underwriting discounts and commissions of $5,877,000 and other offering costs of $3,329,000. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680,292 shares of common stock.
     We believe that the acquisitions and the IPO, together with our internal growth, have significantly enhanced our attractiveness to wireless carriers and branded content owners, allowing us to pursue our ongoing strategy.
  Revenues
     We generate the vast majority of our revenues from wireless carriers that market and distribute our games. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download our games to their mobile phones. The carriers perform the billing and collection functions and generally remit to us a contractual fee or a contractual percentage of their collected fee for each game. We recognize as revenues the percentage of the fees due to us from the carrier (see “— Critical Accounting Policies and Estimates — Revenue Recognition” below). End users may also initiate the purchase of our games through various Internet portal sites or through other delivery mechanisms, with carriers generally continuing to be responsible for billing, collecting and remitting to us a portion of their fees. To date, eliminating the impact of our acquisitions, our domestic revenues have grown more rapidly than our international revenues, and this trend may continue.
  Cost of Revenues
     Our cost of revenues consists primarily of royalties that we pay to content owners from which we license brands and other intellectual property and, to a limited extent, to certain external developers. Our cost of revenues also includes non-cash expenses — amortization of certain acquired intangible assets, any impairment of those intangible assets, and any impairment of prepaid royalties and guarantees. We record advance royalty payments made to content licensors as prepaid royalties on our balance sheet when payment is made to the licensor. We recognize royalties in cost of revenues based upon the revenues derived from the relevant game multiplied by the applicable royalty rate. If our licensors earn royalties in excess of their advance royalties, we also recognize these excess royalties as cost of revenues in the period they are earned by the licensor. If applicable, we will record an impairment of prepaid royalties or accrue for future guaranteed royalties that are in excess of anticipated demand or net realizable value. At each balance sheet date, we perform a detailed review of prepaid royalties and guarantees that considers multiple factors, including forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels.
     We pay some of our external developers, especially in Europe, royalties in addition to payments for game development costs. We recognize these royalties as cost of revenues in the period the developer earns the royalties based upon the revenues derived from the relevant game multiplied by the applicable royalty rate. We expense the costs for development of our games prior to technological feasibility as we incur them throughout the development process, and we include these costs in research and development expenses (see “— Critical Accounting Policies and Estimates — Software Development Costs” below). To date, royalties paid to developers have not been significant, but we expect them to increase in aggregate amount based on our existing contracts with developers.
     Absent further impairments of existing intangible assets, we expect amortization of intangible assets included in cost of revenues to be $1,519,000 for the remaining nine months of 2007, $883,000 in 2008, $526,000 in 2009, $354,000 in 2010 and $84,000 in 2011. These amounts would likely increase if we make future acquisitions.
  Gross Margin
     Our gross margin is determined principally by the mix of games that we license. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly; our original Glu-branded games, which are based on our own intellectual property, require no royalty payments to licensors. There are multiple internal and external factors that affect the mix of revenues from licensed games and Glu-branded games, including the overall number of licensed games and Glu-branded games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each game, and the deck placement of each game on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by its quality and third-party ratings, its marketing and media exposure, its consumer recognizability, its overall acceptance by end users and the availability of competitive games. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. Our gross margin is also adversely affected by ongoing amortization of acquired intangible assets, such as licensed content, games, trademarks and carrier contracts, that are directly related to revenue-generating activities and by periodic charges for impairment of these assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.
  Operating Expenses
     Our operating expenses primarily include research and development expenses, sales and marketing expenses and general and administrative expenses. They have in the past also included amortization of acquired intangible assets not directly related to revenue-generating activities and, in one period, a restructuring charge and a charge for acquired in-process research and development.
     Research and Development. Our research and development expenses consist primarily of salaries and benefits for employees working on creating, developing, porting, quality assurance, carrier certification and deployment of our games, on technologies related to interoperating with our various wireless carriers and on our internal platforms, payments to third parties for developing and porting of our games, and allocated facilities costs.
     We devote substantial resources to the development, porting and quality assurance of our games and expect this to continue in the future. We believe that developing games internally through our own development studios allows us to increase operating margins, leverage the technology we have developed and better control game delivery. During 2006, as a result of our acquisition of iFone, we substantially increased our use of external development resources, but we currently do not expect further significant increases in expenses for external development. Our games generally require six months to one year to produce, based on the complexity and feature set of the game developed, the number of carrier wireless platforms and mobile handsets covered, and the experience of the internal or external developer. We expect our research and development expenses will increase in absolute terms as we continue to create new games and technologies, but that these expenses will continue to decline as a percentage of revenues.
     Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, benefits and incentive compensation for sales and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to increase in absolute terms with the growth of our business and as we further promote our games and the Glu brand. Although we expect our variable marketing expenses to increase at least as rapidly as our revenues, we expect that our sales and marketing headcount will not increase as rapidly as revenues and that therefore sales and marketing expenses will continue to decrease as a percentage of revenues.
     General and Administrative. Our general and administrative expenses consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation, our efforts to expand our international operations and, in the near term, additional accounting costs related to the public offering of our common stock. However, we expect these expenses to continue to decrease as a percentage of revenues.
     Based on our current revenue and expense projections, we expect that our various operating expense categories will decline as a percentage of revenues. We could fail to increase our revenues as anticipated, and we could decide to increase expenses in one or more categories to respond to competitive pressures or for other reasons. In these cases and others, it is possible that one or more of our operating expense categories would not decline as a percentage of revenues.
     Amortization of Intangible Assets. We record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as non-compete agreements, as part of our operating expenses. We record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We determine the fair value of the intangible assets using a discounted cash flows approach. We amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of two to six years. Absent impairments of existing intangible assets, we expect amortization of existing intangible assets to be $200,000 for the remaining nine months of 2007, $267,000 in 2008, $267,000 in 2009 and $255,000 in 2010. These amounts would likely increase if we make future acquisitions.
     Acquired In-Process Research and Development. We classify all development projects acquired in business combinations as acquired in-process research and development, or IPR&D, if the feasibility of the acquired technology has not been established and no future alternative uses exist. We expense the fair value of IPR&D at the time it is acquired. We determine the fair value of the IPR&D using a discounted cash flows approach. In estimating the appropriate discount rate, we consider, among other things, the risks to developing technology given changes in trends and technology in our industry. In 2006, we expensed the fair value of IPR&D acquired in the iFone transaction.
     Gain on Sale of Assets. Our gain on sale of assets relates entirely to the net proceeds from the sale of our ProvisionX software to a third party. We do not anticipate additional gains on asset sales in the future.
  Interest and Other Income (Expense), Net
     Interest and other income (expense), net, includes interest income, interest expense, accretion of the debt discount related to the warrants issued to the lender in conjunction with its March 2006 loan to us, changes in our preferred stock warrant liability and foreign currency transaction gains and losses. Following the completion of the IPO our outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase common stock, and we are no longer required to record changes in our preferred stock warrant liability under Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5, or accretion in the debt discount related to the the lender’s warrants. Following the IPO, we had additional cash, cash equivalents and short-term investments of approximately $76.5 million resulting from the net proceeds of the IPO, based on the price to the public of $11.50 per share and after deducting the underwriting discounts and estimated offering expenses. This will likely cause a substantial increase in our interest income.
  Accounting for Income Taxes
     We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current United States income tax depending on whether these earnings are subject to U.S. income tax based upon U.S. anti-deferral rules, such as Subpart F of the Internal Revenue Code of 1986, as amended, or the Code. In addition, some revenues generated outside of the United States and the United Kingdom may be subject to withholding taxes. In some cases, these withholding taxes may be deductible on a current basis or may be available as a credit to offset future income taxes depending on a variety of factors.
     We record a valuation allowance to reduce any deferred tax asset to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. Such an adjustment would increase our income in the period the determination is made. Historically, we have incurred operating losses and have generated significant net operating loss carryforwards. At December 31, 2006, we had net operating loss carryforwards of approximately $28.5 million and $28.7 million for federal and state tax purposes, respectively. These carryforwards will expire from 2011 to 2026. Our ability to use our net operating loss carryforwards to offset any future taxable income may be subject to restrictions attributable to equity transactions that result in changes of ownership as defined by section 382 of the Code.
     On January 1, 2007 we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
  Accretion of Preferred Stock and Deemed Dividend
     Our Series A, B, C, D and D-1 mandatorily redeemable convertible preferred stock, which were converted into common stock in connection with our IPO, had a mandatory redemption provision. In each quarterly and annual period, we accreted the amount that is necessary to adjust the recorded balance of this preferred stock to an amount equal to its estimated redemption value at its redemption date using the effective interest method. The redemption value is the par value of the preferred stock plus any dividends declared and unpaid. Each share of our outstanding preferred stock was converted into common stock upon completion of the IPO, and we ceased accreting upon this conversion. In February 2007, the requisite holders of our preferred stock agreed to convert all shares of our preferred stock into common stock upon completion of our IPO as long as the registration statement was effective on or prior to March 31, 2007. In connection with this agreement, we issued warrants to purchase an aggregate of 272,204 shares of common stock at an exercise price of $0.0003 per share exercisable for a period of 30 days following completion of our IPO, provided that the registration statement was effective on or prior to March 31, 2007. We recorded a deemed dividend related to these warrants in the three months ending March 31, 2007 of $3.1 million as a charge to net loss attributable to common stockholders. The deemed dividend represented the fair value of the warrants and was calculated using the share price at the date of the IPO closing of $11.50 per share and the strike price of the warrants of $0.0003 per share.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Although we believe that our estimates and judgments are reasonable under the circumstances existing at the time these estimates and judgments are made, actual results may differ from those estimates, which could affect our consolidated financial statements.
     We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:
•	revenue recognition;

•	advance or guaranteed licensor royalty payments;

•	software development costs;

•	stock-based compensation; and

•	income taxes.
  Revenue Recognition
     We derive our revenues primarily by licensing software products in the form of mobile games. License arrangements with our end users can be on a perpetual or subscription basis. A perpetual license gives an end user the right to use the licensed game on the registered mobile handset on a perpetual basis. A subscription license gives an end user the right to use the licensed game on the registered handset for a limited period of time, ranging from a few days to as long as one month. We distribute our products primarily through wireless carriers, which market our games to end users. Carriers usually bill license fees for perpetual and subscription licenses upon download of the game software by the end user. In the case of subscription licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while the others provide for opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. We apply the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.
     We recognize revenues from our games when persuasive evidence of an arrangement exists, the game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. For both perpetual and subscription licenses, we consider a signed license agreement to be evidence of an arrangement with a carrier and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, we define delivery as the download of the game by the end user.
     We estimate revenues from carriers in the current period when reasonable estimates of these amounts can be made. Several carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow us to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates. Our estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, the age of games and the expected impact of newly launched games, successful introduction of new handsets, promotions during the period and economic trends. When we receive the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, we record any differences between estimated revenues and actual revenues in the reporting period when we determine the actual amounts. Historically, the revenues on the final revenue report have not differed by more than one-half of 1% of the reported revenues for the period, which we deemed to be immaterial. Revenues earned from certain carriers may not be reasonably estimated. If we are unable to reasonably estimate the amount of revenue to be recognized in the current period, we recognize revenues upon the receipt of a carrier revenue report and when our portion of a game’s licensed revenues is fixed or determinable and collection is probable. To monitor the reliability of our estimates, our management, where possible, reviews the revenues by carrier and by game on a weekly basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If we deem a carrier not to be creditworthy, we defer all revenues from the arrangement with that carrier until we receive payment and all other revenue recognition criteria have been met.
     In accordance with Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we recognize as revenues the amount the carrier reports as payable to us upon the sale of our games. We have evaluated our carrier agreements and have determined that we are not the principal when selling our games through carriers. Key indicators that we evaluated in reaching this determination included:
•	wireless subscribers directly contract with their carriers, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers generally have significant control over the types of games that they offer to their subscribers;

•	carriers are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers generally pay us a fixed percentage of their revenues or a fixed fee for each game;

•	carriers generally must approve the price of our games in advance of their sale to subscribers, and our more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	we have limited risks, including no inventory risk and limited credit risk.
  Advance or Guaranteed Licensor Royalty Payments
     Our royalty expenses consist of fees that we pay to branded content owners for the use of their intellectual property, including trademarks and copyrights, in the development of our games. Royalty-based obligations are either paid in advance and capitalized on our balance sheet as prepaid royalties or accrued as incurred and subsequently paid. These royalty-based obligations are expensed to cost of revenues at the greater of the revenues derived from the relevant game multiplied by the applicable contractual rate or an effective royalty rate based on expected net product sales. Advanced license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.
     Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, we adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. As a result, we recorded a minimum guaranteed liability of approximately $3.2 million at March 31, 2007 and $1.4 million as of December 31, 2006. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of our liability. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
     Each quarter, we also evaluate the realization of our royalties as well as any unrecognized guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans and current and anticipated sales levels. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we record an impairment charge in the period such impairment is indicated. Subsequently, if actual market conditions are more favorable than anticipated, amounts of prepaid royalties previously written down may be utilized, resulting in lower cost of revenues and higher income from operations than previously expected in that period. We believe that the combination of the evolving market for licensing other companies’ intellectual property and our improved license pre-qualification process will reduce risk of future impairments. The impairments that we have recorded to date are predominantly related to license agreements entered into prior to 2005 and had significant guarantees for which the success was tied to a third-party product release. In 2005 and 2006, the market for licensed intellectual property stabilized, resulting in lower upfront commitment fees. We believe our improved visibility regarding forecasted demand and gaming trends supports our ability to reasonably determine the realizability of the assets on our consolidated balance sheet.
  Software Development Costs
     We apply the principles of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. We have adopted the “tested working model” approach to establishing technological feasibility for our games. Under this approach, we do not consider a game in development to have passed the technological feasibility milestone until we have completed a model of the game that contains essentially all the functionality and features of the final game and have tested the model to ensure that it works as expected. To date, we have not incurred significant costs between the establishment of technological feasibility and the release of a game for sale; thus, we have expensed all software development costs as incurred.

We also will consider the following factors in determining whether costs should be capitalized: the emerging nature of the mobile game market; the gradual evolution of the wireless carrier platforms and mobile handsets for which we develop games; the lack of pre-orders or sales history for our games; the uncertainty regarding a game’s revenue-generating potential; our lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a game will be available for sale; and our historical practice of canceling games at any stage of the development process.
  Stock-Based Compensation
     Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations, and followed the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for an option was based on the difference, if any, on the date of the grant between the fair value of a company’s common stock and the exercise price of the option. APB No. 25 required companies to record deferred stock-based compensation on their balance sheets and amortize it to expense over the vesting periods of the individual options. We amortize deferred stock-based compensation using the multiple option method as prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, over the option vesting period using an accelerated amortization schedule.
     Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, which supersedes our previous accounting under APB No. 25. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. We adopted SFAS No. 123R using the prospective transition method, which required us to apply SFAS No. 123R to option grants on and after the required effective date. For options granted prior to the January 1, 2006 effective date that remained unvested on that date, we continue to recognize compensation expense under the intrinsic value method of APB No. 25. In addition, we are continuing to amortize those awards granted prior to January 1, 2006 utilizing an accelerated amortization schedule, while we will expense all options granted or modified on and after January 1, 2006 on a straight-line basis. To value awards granted on or after January 1, 2006, we used the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. We determined the assumptions used in this pricing model at each grant date. We concluded that it was not practicable to calculate the volatility of our share price since our securities are not publicly traded and therefore there is no readily determinable market value for our stock. Therefore, we based expected volatility on the historical volatility of a peer group of publicly traded entities. We determined the expected term of our options based upon historical exercises, post-vesting cancellations and the options’ contractual term. We based the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity Rate as of the grant date. We determined the forfeiture rate based upon our historical experience with option cancellations adjusted for unusual or infrequent events.
     In the three months ended March 31, 2007, we recorded total employee non-cash stock-based compensation expense of $608,000, of which $135,000 represented continued amortization of deferred stock-based compensation for options granted prior to 2006 and $473,000 represented expense recorded in accordance with SFAS 123R. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for the three months ended March 31, 2007 was 12%. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     Given the absence of an active market for our common stock prior to our IPO, our board of directors, the members of which we believe had extensive business, finance and venture capital experience, was required to estimate the fair value of our common stock for purposes of determining exercise prices for the options it granted based in part on a market capitalization analysis of comparable public companies and other metrics, including revenue multiples and price/earning multiples, as well as the following:
•	the prices for our convertible preferred stock sold to outside investors in arms-length transactions;

•	the rights, preference and privileges of that convertible preferred stock relative to those of our common stock;

•	our operating and financial performance;

•	the hiring of key personnel;

•	the introduction of new products;

•	our stage of development and revenue growth;

•	the fact that the options grants involved illiquid securities in a private company;

•	the risks inherent in the development and expansion of our services; and

•	the likelihood of achieving a liquidity event, such as an IPO or sale of the company, for the shares of common stock underlying the options given prevailing market conditions.
     At March 31, 2007, we had $7.2 million of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, that will be recognized over a weighted average period of 2.77 years. Based on the market closing price on March 31, 2007 of $10.00 per share, the aggregate intrinsic value of outstanding options and exercisable options at March 31, 2007, was $13.8 million and $7.2 million, respectively.
  Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax benefit (provision) in each of the jurisdictions in which we operate. This process involves estimating our current income tax benefit (provision) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet using the enacted tax rates in effect for the year in which we expect the differences to reverse.
     We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2006, our valuation allowance on our net deferred tax assets was $14.4 million. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income or reduce the loss in the period that determination was made.
     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
     We have not provided for federal income taxes on the unremitted earnings of foreign subsidiaries because these earnings are intended to be reinvested permanently.

Results of Operations
  Comparison of the Three Months Ended March 31, 2007 and 2006
     Revenues

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Revenues	$15,698	$8,073
     Our revenues increased $7.6 million, or 94.5%, from $8.1 million for the three months ended March 31, 2006 to $15.7 million for the three months ended March 31, 2007, due primarily to increased revenue per title, including our top ten titles, new titles, our growing catalog of titles and broader distribution reach in all parts of the world. Revenues from our top ten games increased from $4.7 million in the three months ended March 31, 2006 to $8.9 million in the three months ended March 31, 2007. The increase also resulted from sales of new titles, including Monopoly Here and Now, World Series of Poker, Who Wants to be a Millionaire (2nd Edition) and Deer Hunter 2, and sales of games acquired from iFone in March 2006. No material revenues from iFone titles were recorded during the three months ended March 31, 2006. Revenues for the three months ended March 31, 2007 from our catalog increased by $3.3 million from the revenues derived from those games in the three months ended March 31, 2006. By utilizing our carrier relationships and our marketing and development resources, we were able to increase worldwide distribution of iFone games and thus to increase significantly the revenues derived from the licenses that we acquired from iFone. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $3.8 million from $3.5 million in the three months ended March 31, 2006 to $7.3 million in the three months ended March 31, 2007.
     Cost of Revenues

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cost of revenues:
Royalties	$4,292	$2,538
Impairment of prepaid royalties and guarantees	—	60
Amortization of intangible assets	552	118

Total cost of revenues	$4,844	$2,716

Revenues	$15,698	$8,073

Gross margin	69.1%	66.4%
     Our cost of revenues increased $2.1 million, or 78.4%, from $2.7 million in the three months ended March 31, 2006 to $4.8 million in the three months ended March 31, 2007. The increase resulted from an increase in royalties, which was offset by a decrease in impairment of prepaid royalties and guarantees, and an increase in amortization of acquired intangible assets. Royalties increased $1.8 million principally because of higher revenues with associated royalties, including those acquired from iFone. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 85.4% in the three months ended March 31, 2006 to 87.3% in the three months ended March 31, 2007. The average royalty rate that we paid on games based on licensed intellectual property decreased from 36.8% in the three months ended March 31, 2006 to 31.3% in the three months ended March 31, 2007. As a result of the decrease in average royalty rate from branded titles, overall royalties as a percentage of total revenues decreased from 31.4% to 27.3%. Amortization of intangible assets increased by $434,000 due primarily to the amortization of intangible assets acquired in 2006 from iFone.

     Gross Margin
     Our gross margin increased from 66.4% in the three months ended March 31, 2006 to 69.1% in the three months ended March 31, 2007 because of the decrease in royalty rates, decreased impairment of prepaid royalties and intangible assets and offset by the increase in the amortization of intangible assets. Without the effect of amortization and impairment of acquired intangible assets, our gross margin would have been 73% for the three months ended March 31, 2007 and 68% for the three months ended March 31, 2006.
     Research and Development Expenses

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Research and development expenses	$4,713	$3,189
Percentage of revenues	30.0%	39.5%
     Our research and development expenses increased $1,524, or 47.8%, from $3.2 million in the three months ended March 31, 2006 to $4.7 million in the three months ended March 31, 2007. The increase in research and development costs was primarily due to increases in salaries and benefits of $726,000, outside services costs of $423,000, overhead allocations of $147,000, research materials of $103,000 and stock based compensation of $62,000.
     Research and development staff had increased by 31 employees through March 31, 2007 as compared to the same period in 2006 and salaries and benefits had increased as a result. Research and development expenses included $33,000 of stock-based compensation expense in the three months ended March 31, 2006 and $95,000 in the three months ended March 31, 2007. As a percentage of revenues, research and development expenses declined from 39.5% in the three months ended March 31, 2006 to 30.0% in the three months ended March 31, 2007 due to an increase in revenues.
     Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Sales and marketing expenses	$3,075	$2,202
Percentage of revenues	19.6%	27.3%
     Our sales and marketing expenses increased $873,000, or 39.7%, from $2.2 million in the three months ended March 31, 2006 to $3.1 million in the three months ended March 31, 2007. The increase was primarily due to increase in salaries and benefits of $212,000, as we increased our sales and marketing headcount from 37 at March 31, 2006 to 44 at March 31, 2007, $470,000 increase in marketing expenses, $135,000 increase in travel and entertainment and $70,000 increase in stock based compensation. We increased staffing and marketing program spending to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. Aside from the increase in headcount in our sales and marketing functions, the increase in salaries and benefits cost was due to an increase in variable compensation of $30,000, primarily an increase in commissions paid to our sales employees as a result of higher revenue attainment. As a percentage of revenues, sales and marketing expenses declined from 27.3% in the three months ended March 31, 2006 to 19.6% in the three months ended March 31, 2007 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included $27,000 of stock-based compensation expense in the three months ended March 31, 2006 and $97,000 in the three months ended March 31, 2007.

     General and Administrative Expenses

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
General and administrative expenses	$4,009	$1,852
Percentage of revenues	25.5%	22.9%
     Our general and administrative expenses increased $2.2 million, or 116.5%, from $1.9 million in the three months ended March 31, 2006 to $4.0 million in the three months ended March 31, 2007. The increase in general and administrative expenses was primarily the result of a $1.0 million increase in salaries and benefits, $592,000 increase in professional fees, $209,000 increase in stock based compensation, and increase in allocated facilities costs of $143,000. We increased our general and administrative headcount from 31 at March 31, 2006 to 49 March 31, 2007. As a percentage of revenues, general and administrative expenses increased from 22.9% in the three months ended March 31, 2006 to 25.5% in the three months ended March 31, 2007 as a result of increased salaries and benefits and spending in professional fees related to our IPO. General and administrative expenses included $207,000 of stock-based compensation expense in the three months ended March 31, 2006 and $416,000 in the three months ended March 31, 2007.
     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $154,000 in the three months ended March 31, 2006 and $67,000 in the three months ended March 31, 2007. The decrease was due to the full amortization of certain intangibles during 2006.
     Our acquired in-process research and development decreased from $1.5 million in the three months ended March 31, 2006 to zero in the three months ended March 31, 2007. The IPR&D charge recorded in 2006 was related to the development of new games by iFone. We determined the value of acquired IPR&D using a discounted cash flows approach. We calculated the present value of expected future cash flows attributable to the in-process technology using a 21% discount rate. This rate took into account the percentage of completion of the development effort of approximately 20% and the risks associated with our developing technology given changes in trends and technology in our industry. As of December 31, 2006, all acquired IPR&D projects had been completed at a cost similar to the original projections.
     Our gain on sale of assets increased from $0 during the three months ended March 31, 2006 to $1.0 million during the three months ended March 31, 2007 due to the sale of ProvisionX software to a third party. Under the terms of the agreement, we will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following the sale, by the third party.
     Other Expenses
     Interest and other income (expense), net, decreased from income of $152,000 in the three months ended March 31, 2006 to expense of $522,000 in the three months ended March 31, 2007. This decrease was primarily due to $847,000 of interest expenses in conjunction with our loan from the lender which included $300,000 of cash interest paid on the loan and $548,000 of non-cash interest expense related to the full recognition of the unamortized debt issuance costs and warrant discount on upon extinguishment of the loan with proceeds from our initial public offering. These expenses were partially offset by increased foreign currency transaction gains of $149,000 and by a benefit in the change in the fair value of the preferred stock warrants of $10,000 prior to their conversion to common stock warrants on the closing of the IPO. The warrants were subject to revaluation at each balance sheet date and changes in estimated fair value were recorded as a component of other income/(expense). Subsequent to the IPO and the associated conversion of the outstanding redeemable convertible preferred stock into common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants was transferred to common stock and additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.
     Income Tax Provision
     Income tax provision increased from $106,000 in the three months ended March 31, 2006 to $272,000 in the three months ended March 31, 2007 primarily as a result of increased foreign withholding taxes.
Liquidity and Capital Resources

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$623	$295
Depreciation and amortization	1,073	608
Cash flows used in operating activities	(528)	(3,489)
Cash flows provided by investing activities	3,667	6,109
Cash flows provided by (used in) financing activities	64,534	(882)
     Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $49.9 million and $46.0 million as of March 31, 2007 and December 31, 2006, respectively. Our primary sources of liquidity have historically been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million. In the quarter ended March 31, 2007, we raised $74.7 million of proceeds, net of underwriting discounts and estimated expenses, in our IPO. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Operating Activities
     In the three months ended March 31, 2007, we used $528,000 of net cash in operating activities as compared to $3.5 million in the three months ended March 31, 2006. This decrease was primarily due to a decline in our net loss of $2.7 million from the three months ended March 31, 2007 as compared to the same period in 2006, decreased payments in accounts payable and accrued liabilities of $1.7 million due primarily to the payment of liabilities assumed as a part of the iFone acquisition in the three months ended March 31, 2006, decreased payments of third-party royalties of $1.9 million and decreased payments for restructuring of $321,000. Non-cash items increased for the three months ended March 31, 2007 by $118,000, $347,000, $341,000 and $548,000 for depreciation, amortization of intangible assets, stock based compensation and non-cash interest expense, respectively, as compared to the same period in 2006.
     This was offset by a charge for acquired in-process research and development of $1.5 million in the three months ended March 31, 2006 and a gain on sale of assets of $1.0 million in the three months ended March 31, 2007. Cash used for accounts receivable, prepaids and other assets, and accrued compensation increased by $1.3 million, $410,000 and $590,000, respectively, in the three months ended March 31, 2007 as compared to the same period in 2006.

     We expect to continue to use cash in our operating activities during at least the second and third quarters of 2007 because of anticipated net losses and expected growth in our accounts receivable balance due to the expected growth in our revenues. Additionally, we may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
  Investing Activities
     Our primary investing activities have consisted of purchases and sales of short-term investments, purchases of property and equipment, and, in the three months ended March 31, 2006, the acquisition of iFone. Purchases of property and equipment have been less than $1.0 million in each period. We expect to use more cash in investing activities in 2007 as we expand our internal development capacity in the Asia-Pacific region by opening new facilities. We expect to fund this investment with our existing cash, cash equivalents and short-term investments.
     In the three months ended March 31, 2007, we generated $3.7 million of net cash from investing activities. This net cash resulted from net sales of short-term investments of $3.3 million, $1.0 million proceeds from the sale of assets offset by purchases of property and equipment of $623,000.
     In the three months ended March 31, 2006 we generated $6.1 million of net cash from investing activities. This net cash resulted from net sales of short-term investments of $13.8 million and offset by the acquisition of iFone for cash and stock, net of cash acquired, of $7.4 million and purchases of property and equipment of $295,000.
  Financing Activities
     In the three months ended March 31, 2007, our financing activities provided $64.5 million of cash primarily from $76.5 million of IPO proceeds net of underwriters’ fees and offering costs offset by the payment of the $12.0 million loan from the lender. We expect to use cash of $1.8 million in the three months ended June 30, 2007 for the payment of offering costs that were accrued at March 31, 2007.
     In the three months ended March 31, 2006, we used $882,000 net cash in financing activities, substantially all of which came from the payment of a loan assumed in connection with the iFone acquisition.
  Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments
     Our cash, cash equivalents and short-term investments were $77.0 million as of March 31, 2007. We believe that our cash, cash equivalents and short-term investments and any cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

  Contractual Obligations
     The following table is a summary of our contractual obligations as of March 31, 2007:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Capital lease obligations	$13	—	—	—	—
Operating lease obligations	4,303	1,246	2,587	470	—
Guaranteed royalties(1)	5,980	1,525	3,730	725	—

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Pursuant to some of these agreements, we are required to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Certain of these minimum payments totaling $3.2 million have been recorded as liabilities in our condensed consolidated balance sheet because payment is not contingent upon performance by the licensor.
  Off-Balance Sheet Arrangements
     We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
  Recent Accounting Pronouncements
     Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this quarterly report, which information is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Interest Rate and Credit Risk
     We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents or short-term investments and carried at cost, which approximates market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.
     As of March 31, 2007 and December 31, 2006, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Hong Kong, Brazil, Germany and France, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
     Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At March 31, 2007, Verizon Wireless accounted for 23% of our total accounts receivable. At December 31, 2006, Verizon Wireless, Sprint Nextel and Vodafone accounted for 21%, 11% and 10% of our total accounts receivable, respectively.
  Foreign Currency Risk
     The functional currencies of our United States and United Kingdom operations are the U.S. Dollar, or USD, and the pound sterling, respectively. A significant portion of our business is conducted in currencies other than the USD or the pound sterling. Our revenues are usually denominated in the functional currency of the carrier. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are denominated in either the USD or the pound sterling. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net.
     Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the pound sterling versus the USD and in the Euro versus the pound sterling. It is uncertain whether these currency trends will continue. In the future, we may experience foreign currency exchange losses on our accounts receivable and intercompany receivables and payables.

Foreign currency exchange losses could have a material adverse effect on our business, operating results and financial condition.
  Inflation
     We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 (“Exchange Act”) require public companies, including our Company to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Control over Financial Reporting
     Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. We do not believe we are party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations or financial position.
ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

We have incurred significant losses since inception, including a net loss of $8.3 million in 2004, a net loss of $17.9 million in 2005 and a net loss of $12.3 million in 2006. As of December 31, 2006, we had an accumulated deficit of $46.0 million, and as of March 31, 2007, we had an accumulated deficit of $49.9 million. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new games, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in recent periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business.

We were incorporated in May 2001 and began selling mobile games in July 2002. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	maintain our current, and develop new, wireless carrier relationships;

•	maintain and expand our current, and develop new, relationships with third-party branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and third-party branded content owners;

•	maintain and enhance our own brands;

•	continue to develop new high-quality mobile games that achieve significant market acceptance;

•	continue to port existing mobile games to new mobile handsets;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	increase the number of end users of our games;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our website and third-party direct-to-consumer distributors;

•	expand our development capacity in countries with lower costs;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, which could adversely impact our operating results and financial condition.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual games and carrier relationships represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new mobile games released by us and our competitors;

•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and games released in prior periods;

•	changes in prominence of deck placement for our leading games and those of our competitors;

•	the expiration of existing content licenses for particular games;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in the mix of original and licensed games, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile games and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Failure to meet market expectations would likely result in decreases in the trading price of our common stock.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The development, distribution and sale of mobile games is a highly competitive business. For end users, we compete primarily on the basis of brand, game quality and price. For wireless carriers, we compete for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Our primary competitors include Digital Chocolate, Electronic Arts (EA Mobile), Gameloft, Hands-On Mobile, I-play, Namco and THQ, with Electronic Arts having the largest market share of any company in the mobile games market. In the future, likely competitors include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games. If carriers enter the mobile game market as publishers, they might refuse to distribute some or all of our games or might deny us access to all or part of their networks.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	pre-existing relationships with brand owners or carriers that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;

•	greater resources to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Failure to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new mobile games or to continue to offer our current games based on third-party content.

Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 80.5% and 88.4% of our revenues in 2005 and 2006, respectively. In 2006, revenues derived from our four largest licensors, Atari, Fox, PopCap Games and Celador, together accounted for approximately 58.1% of our revenues. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms, and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

We have both exclusive and non-exclusive licenses and both licenses that are global and licenses that are limited to specific geographies, often with other mobile game publishers having rights to geographies not covered by our licenses. Our licenses generally have terms that range from two to five years, with the primary exceptions being our six-year licenses covering World Series of Poker and Deer Hunter 2 and our seven-year license covering Kasparov Chess. Some of the licenses that we have inherited through acquisitions provide that the licensor owns the intellectual property that we develop in the mobile version of the game and that, when our license expires, the licensor can transfer that intellectual property to a new licensee. Increased competition for licenses may lead to larger guarantees, advances and royalties that we must pay to our licensors, which could significantly increase our cost of revenues and cash usage. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new mobile games or to continue to offer our current games, which would materially harm our business, operating results and financial condition. Some of our existing licenses impose, and licenses that we obtain in the future might impose, development, distribution and marketing obligations on us. If we breach our obligations, our licensors might have the right to terminate the license or change an exclusive license to a non-exclusive license, which would harm our business, operating results and financial condition.

Even if we are successful in gaining new licenses or extending existing licenses, we may fail to anticipate the entertainment preferences of our end users when making choices about which brands or other content to license. If the entertainment preferences of end users shift to content or brands owned or developed by companies with which we do not have relationships, we may be unable to establish and maintain successful relationships with these developers and owners, which would materially harm our business, operating results and financial condition. In addition, some rights are licensed from licensors that have or may develop financial difficulties, and may enter into bankruptcy protection under U.S. federal law or the laws of other countries. If any of our licensors files for bankruptcy, our licenses might be impaired or voided, which could materially harm our business, operating results and financial condition.

We currently rely on wireless carriers to market and distribute our games and thus to generate our revenues. In particular, subscribers of Verizon Wireless, Sprint Nextel, Cingular Wireless and Vodafone collectively represented 55.1% of our revenues in 2006. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

Our future success is highly dependent upon maintaining successful relationships with the wireless carriers with which we currently work and establishing new carrier relationships in geographies where we have not yet established a significant presence. A significant portion of our revenues is derived from a very limited number of carriers. In 2006, we derived approximately 20.6% of our revenues from subscribers of Verizon Wireless, 12.6% of our revenues from subscribers of Sprint Nextel affiliates, 11.3% of our revenues from subscribers of Cingular Wireless and 10.6% of our revenues from subscribers of Vodafone. During 2005, we derived approximately 24.3%, 11.9%, 11.9% and 6.2%, respectively, of our revenues from subscribers of these carriers. In 2005 and 2006, subscribers from carriers representing the next ten largest sources of our revenues represented 25.6% and 23.8% of our revenues, respectively, although some of the carriers represented in this group varied from period to period. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than 20 carriers for the foreseeable future. Our failure to maintain our relationships with these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

Our carrier agreements do not establish us as the exclusive provider of mobile games with the carriers and typically have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party. In addition, the carriers usually can terminate these agreements early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our games. In many of these agreements, we warrant that our games do not contain libelous or obscene content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property. In addition, our agreements with a substantial minority of our carriers, including Verizon Wireless, allow the carrier to set the retail price at a level different from the price implied by our negotiated revenue split, without a corresponding change to our wholesale price to the carrier. If one of these carriers raises the retail price of one of our games, unit demand for that game might decline, reducing our revenues, without necessarily reducing, and perhaps increasing, the total revenues that the carrier receives from sales of that game.

Many other factors outside our control could impair our ability to generate revenues through a given carrier, including the following:

•	the carrier’s preference for our competitors’ mobile games rather than ours;

•	the carrier’s decision not to include or highlight our games on the deck of its mobile handsets;

•	the carrier’s decision to discontinue the sale of our mobile games or all mobile games like ours;

•	the carrier’s decision to offer games to its subscribers without charge or at reduced prices;

•	the carrier’s decision to require market development funds from publishers like us;

•	the carrier’s decision to restrict or alter subscription or other terms for downloading our games;

•	a failure of the carrier’s merchandising, provisioning or billing systems;

•	the carrier’s decision to offer its own competing mobile games; and

•	consolidation among carriers.

If any of our carriers decides not to market or distribute our games or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us, which could materially harm our business, operating results and financial condition.

End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing mobile games that wireless carriers will place on their decks and end users will buy. We must continue to invest significant resources in licensing efforts, research and development, marketing and regional expansion to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games and the availability of other entertainment activities. If our games and related applications are not responsive to the requirements of our carriers or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a subsequent shift in our carriers or the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

Inferior deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

Wireless carriers provide a limited selection of games that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the number of games available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top level menus highlighting games that are recent top sellers, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional games sorted by genre. We believe that deck placement on the top level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in games achieving a greater degree of commercial success. If carriers choose to give our games less favorable deck placement, our games may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed.

We have depended on no more than ten mobile games for a majority of our revenues in recent fiscal periods.

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2005 and 2006, we generated approximately 52.8% and 53.3% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in either period. We expect to release a relatively small number of new games each year for the foreseeable future. If these games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

In addition, the limited number of games that we release in a year may contribute to fluctuations in our operating results. Therefore, our reported results at quarter and year end may be affected based on the release dates of our products, which could result in volatility in the price of our common stock. If our competitors develop more successful games or offer them at lower prices or based on payment models, such as pay-for-play or subscription-based models, perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received games, our revenues would likely decline and our business, operating results and financial condition would be harmed.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our mobile games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new relationships. Promotion of the Glu brand will depend on our success in providing high-quality mobile games. Similarly, recognition of our games by end users will depend on our ability to develop engaging games of high quality with attractive titles. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors, such as Electronic Arts (EA Mobile), already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

Our business and growth may suffer if we are unable to hire and retain key personnel, who are in high demand.

We depend on the continued contributions of our senior management and other key personnel, especially L. Gregory Ballard and Albert A. “Rocky” Pimentel. The loss of the services of any of our executive officers or other key employees could harm our business. All of our U.S. executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. None of our U.S. employees is bound by a contractual non-competition agreement, which could make us vulnerable to recruitment efforts by our competitors. Internationally, while some employees and contractors are bound by non-competition agreements, we may experience difficulty in enforcing these agreements. We do not maintain a key-person life insurance policy on any of our officers or other employees.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Further, our principal overseas operations are based in London and Hong Kong, cities that, similar to our headquarters region, have high costs of living and consequently high compensation standards. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition would be harmed.

Growth may place significant demands on our management and our infrastructure.

We operate in an emerging market and have experienced, and may continue to experience, growth in our business through internal growth and acquisitions. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, we grew from approximately 130 employees at December 31, 2004 to more than 210 employees at September 30, 2005 in anticipation of revenues that did not immediately result. As a consequence, we had to terminate 27 employees in December 2005. Continued growth could strain our ability to:

•	develop and improve our operational, financial and management controls;

•	enhance our reporting systems and procedures;

•	recruit, train and retain highly skilled personnel;

•	maintain our quality standards; and

•	maintain branded content owner, wireless carrier and end-user satisfaction.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

The acquisition of other companies, businesses or technologies could result in operating difficulties, dilution and other harmful consequences.

We have made recent acquisitions and, although we have no present understandings, commitments or agreements to do so, we may pursue further acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. We may also use a portion of the net proceeds of our IPO for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our financial condition and operating results. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

International acquisitions involve risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Some or all of these issues may result from our acquisitions of Macrospace in December 2004 and iFone in March 2006, each of which is based in the United Kingdom. If the anticipated benefits of either of these or future acquisitions do not materialize, we experience difficulties integrating iFone or businesses acquired in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.

International sales represented approximately 41.8% and 44.8% of our revenues in 2005 and 2006, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, opened our Hong Kong office in July 2005, expanded our presence in the European market with our acquisition of iFone in March 2006, opened an office in France in the third quarter of 2006, opened additional offices in Brazil and Germany in the fourth quarter of 2006, and opened an office in Spain in the second quarter of 2007. We expect to open additional international offices, and we expect international sales to continue to be an important component of our revenues. Risks affecting our international operations include:

•	challenges caused by distance, language and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	higher costs associated with doing business internationally;

•	difficulties in staffing and managing international operations;

•	greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	political, economic and social instability;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions;

•	variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in countries other than the United States.

In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. As a result, our ongoing international expansion efforts may be more costly than we expect. Further, expansion into developing countries subjects us to the effects of regional instability, civil unrest and hostilities, and could adversely affect us by disrupting communications and making travel more difficult.

These risks could harm our international expansion efforts, which, in turn, could materially and adversely affect our business, operating results and financial condition.

If we fail to deliver our games at the same time as new mobile handset models are commercially introduced, our sales may suffer.

Our business is dependent, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, or if we miss the key holiday selling period, either because the introduction of a new handset is delayed or we do not deploy our games in time for the holiday selling season, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Wireless carriers generally control the price charged for our mobile games and the billing and collection for sales of our mobile games and could make decisions detrimental to us.

Wireless carriers generally control the price charged for our mobile games either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our games, or changes in these prices could adversely affect market acceptance of those games. Similarly, for the significant minority of our carriers, including Verizon Wireless, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all (even though our wholesale price was reduced). A failure or delay by these carriers in adjusting the retail price for our games, could adversely affect sales volume and our revenues for those games.

Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. This could harm our business, operating results and financial condition.

We may be unable to develop and introduce in a timely way new mobile games, and our games may have defects, which could harm our brand.

The planned timing and introduction of new original mobile games and games based on licensed intellectual property are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new games, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our games is introduced with defects, errors or failures, we could experience decreased sales, loss of end users, damage to our carrier relationships and damage to our reputation and brand. Our attractiveness to branded content licensors might also be reduced. In addition, new games may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a game is substantially later than a planned “day-and-date” launch, which could materially harm our business, operating results and financial condition.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile handsets, our attractiveness to wireless carriers and branded content owners will be impaired, and our sales could suffer.

Once developed, a mobile game may be required to be ported to, or converted into separate versions for, more than 1,000 different handset models, many with different technological requirements. These include handsets with various combinations of underlying technologies, user interfaces, keypad layouts, screen resolutions, sound capabilities and other carrier-specific customizations. If we fail to maintain or enhance our porting capabilities, our sales could suffer, branded content owners might choose not to grant us licenses and carriers might choose to give our games less desirable deck placement or not to give our games placement on their decks at all.

Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, we anticipate that in the future we will be required to port existing and new games to a broader array of handsets. If we utilize more labor intensive porting processes, our margins could be significantly reduced and it might take us longer to port games to an equivalent number of handsets. This, in turn, could harm our business, operating results and financial condition.

If our independent, third-party developers cease development of new games for us and we are unable to find comparable replacements, we may have to reduce the number of games that we intend to introduce, delay the introduction of some games or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our competitive position may be adversely impacted.

We rely on independent third-party developers to develop a few of our games, which subjects us to the following risks:

•	key developers who worked for us in the past may choose to work for or be acquired by our competitors;

•	developers currently under contract may try to renegotiate our agreements with them on terms less favorable to us; and

•	our developers may be unable or unwilling to allocate sufficient resources to complete our games in a timely or satisfactory manner or at all.

If our developers terminate their relationships with us or negotiate agreements with terms less favorable to us, we may have to reduce the number of games that we intend to introduce, delay the introduction of some games or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our business, operating results and financial condition could be harmed.

If one or more of our games were found to contain hidden, objectionable content, our reputation and operating results could suffer.

Historically, many video games have been designed to include hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. For example, Super K.O. Boxing includes additional characters and game modes that are available with a code (usually provided to a player after accomplishing a certain level of achievement in the game). These features have been common in console and computer games. However, in several recent cases, hidden content or features have been included in other publishers’ products by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some of this hidden content and these hidden features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. Our design and porting process and the constraints on the file size of our games reduce the possibility of hidden, objectionable content appearing in the games we publish. Nonetheless, these processes and constraints may not prevent this content from being included in our games. If a game we published were found to contain hidden, objectionable content, our wireless carriers and other distributors of our games could refuse to sell it, consumers could refuse to buy it or demand a refund of their money, and, if the game was based on licensed content, the licensor could demand that we incur significant expense to remove the objectionable content from the game and all ported versions of the game. This could have a materially negative impact on our business, operating results and financial condition. In addition, our reputation could be harmed, which could impact sales of other games we sell and our attractiveness to content licensors and carriers or other distributors of our games. If any of these consequences were to occur, our business, operating results and financial condition could be significantly harmed.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. For example, our auditors have identified a significant deficiency in that we did not have sufficient personnel within our accounting function in the United Kingdom. While we believe we have adequately remediated the deficiency, our remediation may prove inadequate and there can be no assurance that additional deficiencies will not be identified. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the Securities and Exchange Commission, or SEC, the suspension or delisting of our common stock from The NASDAQ Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

In addition, although we require our third-party developers to sign agreements not to disclose or improperly use our trade secrets and acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and to assign to us any ownership they may have in those works, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent. This could harm our business, operating results and financial condition.

Third parties may sue us for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. In addition, even if we are able to license the infringed or similar technology or games, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software and other losses.

In the ordinary course of our business, most of our agreements with carriers and other distributors include indemnification provisions. In these provisions, we agree to indemnify them for losses suffered or incurred in connection with our games, including as a result of intellectual property infringement and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. Large future indemnity payments could harm our business, operating results and financial condition.

As a result of a majority of our revenues currently being derived from four wireless carriers, if any one of these carriers were unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

As of December 31, 2006, our outstanding accounts receivable balances with Verizon Wireless, Sprint Nextel, Vodafone and Cingular Wireless were $3.0 million, $1.5 million, $1.4 million and $1.2 million, respectively. As of December 31, 2005, our outstanding accounts receivable balances with those carriers were $1.7 million, $693,000, $277,000 and $538,000, respectively. Since 49.3% of our outstanding accounts receivable at December 31, 2006 were with Verizon Wireless, Sprint Nextel, Cingular Wireless and Vodafone, we have a concentration of credit risk. If any of these carriers is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenues could decline significantly and our financial condition might be harmed.

We may need to raise additional capital to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

The operation of our business and our efforts to grow our business further will require significant cash outlays and commitments. If our cash, cash equivalents and short-term investments balances and any cash generated from operations and from our IPO are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the IPO price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

We face risks associated with currency exchange rate fluctuations.

Although we currently transact approximately three-fifths of our business in U.S. Dollars, we also transact approximately one-third of our business in pounds sterling and Euros and a small portion of our business in other currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled wireless carriers, increase the risks associated with our international activities.

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers and make sales in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe and Latin America, and further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to discourage these practices by our employees, consultants, sales agents and distributors. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which would increase compensation costs and might cause us to change our business practices.

We prepare our financial statements to conform with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial

Accounting Standards Board, or FASB, the SEC, and various other bodies. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. For example, we have used stock options as a fundamental component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain in our employ. Several regulatory agencies and entities have made regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the FASB released Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, that required us to record a charge to earnings for employee stock option grants beginning in 2006. In addition, regulations implemented by the NASDAQ Stock Market generally require stockholder approval for all stock option plans, which could make it more difficult for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business, operating results and financial condition.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our board of directors.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Stock Market. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, we depend on the reports of wireless carriers for information regarding the amount of sales of our games and related applications and to determine the amount of royalties we owe branded content licensors and the amount of our revenues. These reports may not be timely, and in the past they have contained, and in the future they may contain, errors.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.

The Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Stock Market will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of the NASDAQ Stock Market rules, and officers will be significantly curtailed.

Risks Relating to Our Industry

Wireless communications technologies are changing rapidly, and we may not be successful in working with these new technologies.

Wireless network and mobile handset technologies are undergoing rapid innovation. New handsets with more advanced processors and supporting advanced programming languages continue to be introduced. In addition, networks that enable enhanced features, such as multiplayer technology, are being developed and deployed. We have no control over the demand for, or success of, these products or technologies. The development of new, technologically advanced games to match the advancements in handset technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. If we fail to anticipate and adapt to these and other technological changes, the available channels for our games may be limited and our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop mobile games to accommodate evolving industry standards and improve the performance and reliability of our games. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our games.

Technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our games and other mobile entertainment products competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products may be technologically inferior to those of our competitors, less appealing to end users or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay their release until these technology goals can be achieved, which may delay or reduce our revenues, increase our development expenses and harm our reputation. Alternatively, we may increase the resources employed in research and development in an attempt either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses. In either case, our business, operating results and financial condition could be materially harmed.

The complexity of and incompatibilities among mobile handsets may require us to use additional resources for the development of our games.

To reach large numbers of wireless subscribers, mobile entertainment publishers like us must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature rich games, we anticipate that our per-game development costs will increase, which could increase the risks associated with the failure of any one game and could materially harm our operating results and financial condition.

If wireless subscribers do not continue to use their mobile handsets to access games and other applications, our business growth and future revenues may be adversely affected.

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services and, in particular, entertainment applications of the type we develop and distribute. New or different mobile entertainment applications, such as streaming video or music applications, developed by our current or future competitors may be preferred by subscribers to our games. In addition, other mobile platforms such as the iPod and dedicated portable gaming platforms such as the PlayStation Portable and the Nintendo DS may become widespread, and end users may choose to switch to these platforms. If the market for our games does not continue to grow or we are unable to acquire new end users, our business growth and future revenues could be adversely affected. If end users switch their entertainment spending away from the games and related applications that we publish, or switch to portable gaming platforms or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.

Our industry is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of games and mobile handsets on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our games, increase our costs and cause our games to be of lower quality or to be published later than anticipated.

End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the BREW and Java platforms, and we have experience developing games for the i-mode, Mophun, Symbian and Windows Mobile Platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a technology platform such as Adobe Flash Lite or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

System or network failures could reduce our sales, increase costs or result in a loss of end users of our games.

Mobile game publishers rely on wireless carriers’ networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of their games. In certain circumstances, mobile game publishers may also rely on their own servers to deliver games on demand to end users through their carriers’ networks. In addition, certain subscription-based games such as World Series of Poker and entertainment products such as FOX Sports Mobile require access over the mobile Internet to our servers in order to enable features such as multiplayer modes, high score posting or access to information updates. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to download our games, prevent the completion of billing for a game, or interfere with access to some aspects of our games or other products. If any of these systems fails or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our games. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

The market for mobile games is seasonal, and our results may vary significantly from period to period.

Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new handsets, we may experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game purchases, most of this holiday impact occurs for us in our first quarter. In addition, we seek to release many of our games in conjunction with specific events, such as the release of a related movie. If we miss these key selling periods for any reason, our sales will suffer disproportionately. Likewise, if a key event to which our game release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we may experience seasonal sales decreases during the summer, particularly in Europe. If the level of travel increases or expands to other periods, our operating results and financial condition may be harmed. Our ability to meet game development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our games, and the need to fine-tune our games prior to their release. Any failure to meet anticipated development or release schedules would likely result in a delay of revenues or possibly a significant shortfall in our revenues and cause our operating results to be materially different than anticipated.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our games successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with downloads of our games and may cause end users to lose functionality in our games that they have already downloaded. This could harm our business, operating results and financial condition.

Future mobile handsets may significantly reduce or eliminate wireless carriers’ control over delivery of our games and force us to rely further on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.

Substantially all our games are currently sold through carriers’ branded e-commerce services. We have invested significant resources developing this sales channel. However, a growing number of handset models currently available allow wireless subscribers to browse the Internet and, in some cases, download applications from sources other than a carrier’s branded e-commerce service. In addition, the development of other application delivery mechanisms such as premium-SMS may enable subscribers to download applications without having to access a carrier’s branded e-commerce service. Increased use by subscribers of open operating system handsets or premium-SMS delivery systems will enable them to bypass carriers’ branded e-commerce services and could reduce the market power of carriers. This could force us to rely further on alternative sales channels where we may not be successful selling our games, and could require us to increase our sales and marketing expenses significantly. As with our carriers, we believe that inferior placement of our games and other mobile entertainment products in the menus of off-deck distributors will result in lower revenues than might otherwise be anticipated from these alternative sales channels. We may be unable to develop and promote our direct website distribution sufficiently to overcome the limitations and disadvantages of off-deck distribution channels. This could harm our business, operating results and financial condition.

Actual or perceived security vulnerabilities in mobile handsets or wireless networks could adversely affect our revenues.

Maintaining the security of mobile handsets and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other illicit code or malicious software programs that may attack wireless networks and handsets. Security experts have identified computer “worm” programs, such as “Cabir” and “Commwarrior.A,” and viruses, such as “Lasco.A,” that target handsets running on the Symbian operating system. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to seek to return our games, reduce or delay future purchases of our games or reduce or delay the use of their handsets. Wireless carriers and handset manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new handset models. Any of these activities could adversely affect our revenues and this could harm our business, operating results and financial condition.

If a substantial number of the end users that purchase our games by subscription change mobile handsets or if wireless carriers switch to subscription plans that require active monthly renewal by subscribers, our sales could suffer.

Subscriptions represent a significant portion of our revenues. As handset development continues, over time an increasing percentage of end users who already own one or more of our subscription games will likely upgrade from their existing handsets. With some wireless carriers, it is not currently feasible for these end users to transfer their existing subscriptions from one handset to another. In addition, carriers may switch to subscription billing systems that require end users to actively renew, or opt-in, each month from current systems that passively renew unless end users take some action to opt-out of their subscriptions. In either case, unless we are able to re-sell subscriptions to these end users or replace these end users with other end users, our sales would suffer and this could harm our business, operating results and financial condition.

Changes in government regulation of the media and wireless communications industries may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our games.

A number of studies have examined the health effects of mobile phone use, and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, or any media reports suggesting such a link, could increase government regulation of, and reduce demand for, mobile phones and, accordingly, the demand for our games and related applications, and this could harm our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     From January 1, 2007 through March 31, 2007, we granted stock options to purchase 464,607 shares of our common stock at prices ranging from $10.65 to $11.50 per share to our employees and directors under our 2001 Plan and our 2007 Equity Incentive Plan. During such period, we issued and sold an aggregate of 95,130 shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $0.84 per share pursuant to exercises of options granted under our 2001 Plan. On February 28, 2007, we issued warrants to purchase an aggregate of 272,204 shares of our common stock at an exercise price of $0.0003 per share to Granite Global Ventures II, L.P. and TWI Glu Mobile Holdings Inc. in exchange for their consent to convert outstanding shares of our preferred stock held by them into our common stock in connection our IPO.
     The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.
Use of Proceeds from Public Offering of Common Stock
     The Form S-1 Registration Statement (Registration No. 333-139493) relating to our IPO was declared effective by the SEC on March 21, 2007, and the offering commenced the following day. Goldman Sachs & Co. acted as the sole book-running manager for the offering, and Lehman Brothers Inc., Bank of America Securities LLC and Needham & Company, LLC acted as co-managers of the offering.
     The securities registered were 7,300,000 shares of common stock, plus 1,095,000 additional shares to cover the underwriters’ over-allotment option (1,094,000 of which were held before the IPO by certain of our stockholders). On April 25, 2007, the underwriters exercised the over-allotment option as to 199,469 shares, all of which were sold by our stockholders and not by us. The remaining 895,531 shares will not be sold pursuant to the registration statement. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $96,542,500. We sold 7,300,000 shares of our common stock for an aggregate offering price of $83,950,000, the selling stockholders sold 199,469 shares for an aggregate offering price of $2,293,894 and the offering has terminated.
Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:
•	Underwriting discount — $5,876,500

•	Other expenses — approximately $3,300,000

•	Total expenses — approximately $8,876,500
     The other expenses and total expenses provided above are estimates. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $74.7 million.
     We used approximately $12.0 million of the net proceeds to repay in full the principal and accrued interest on our outstanding loan from the lender. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
     Our management will retain broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On March 2, 2007, the shareholders of Glu Mobile Inc., a California corporation (our California Predecessor), and our California Predecessor (our then sole stockholder) voted upon the following actions by written consent. The results set forth below relate to the votes of the shareholders of our California Predecessor and reflect our 3-for-1 reverse stock split. Our sole stockholder voted in favor of each of the proposals. There were no broker non-votes as to any proposal as the matters were voted upon prior to our IPO.
1. Approval of our reincorporation from California to Delaware through the merger of our California Predecessor with us (the “Reincorporation”). The votes received by the shareholders of the California Predecessor were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Common Stock	4,874,761	672	1,433
Preferred Stock	13,644,231	0	0
2. Approval of a 3-for-1 reverse stock split of our Common Stock following the Reincorporation but before the IPO. The votes received by the shareholders of the California Predecessor were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Common Stock	3,622,665	88,950	1,165,251
Preferred Stock	13,536,472	27,056	80,703
3. Restatement of our Certificate of Incorporation and Bylaws, following the IPO, to read as set forth in Exhibits 3.02 and 3.04 to our Form
S-1. The votes received by the shareholders of the California Predecessor were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Common Stock	4,777,982	70,116	27,768
Preferred Stock	13,596,627	0	47,604
4. Election of members of our Board of Directors and the assignment of each such director to one of three classes of directors, as follows: Class I — directors Richard A. Moran, Hany M. Nada and Sharon L. Wienbar; Class II — directors Ann Mather and Daniel L. Skaff; and Class III — directors L. Gregory Ballard, A. Brooke Seawell and William J. Miller, such assignments to be effective upon the closing of the IPO. The votes received by the shareholders of the California Predecessor were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Common Stock	4,793,720	672	82,474
Preferred Stock	13,644,231	0	0
5. Adoption of our 2007 Equity Incentive Plan and the reservation of 1,766,666 shares (post-split) for initial issuance under such plan. The votes received by the shareholders of the California Predecessor were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Common Stock	3,637,887	70,116	1,168,863
Preferred Stock	13,515,924	0	128,307
6. Adoption of our 2007 Employee Stock Purchase Plan and the reservation of 666,666 shares (post-split) for initial issuance under such plan. The votes received by the shareholders of the California Predecessor were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Common Stock	4,833,399	10,672	32,795
Preferred Stock	13,569,571	27,056	47,604

7. Approval of form of Indemnity Agreement to be entered into with each of our officers and directors. The votes received by the shareholders of the California Predecessor were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Common Stock	4,844,926	3,172	28,768
Preferred Stock	13,596,627	0	47,604
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.02	Restated Certificate of Incorporation of Glu Mobile Inc., dated as of March 26, 2007.	S-1	333-139493	3.02	2/14/07

3.04	Amended and Restated Bylaws of Glu Mobile Inc.	S-1	333-139493	3.04	3/6/07

10.01	Lease dated as of March 14, 2007 by and between The Royal Bank of Scotland, Plc, Glu Mobile Limited and Glu Mobile Inc.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.
Date: May 14, 2007	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Albert A. Pimentel
Albert A. Pimentel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.02	Restated Certificate of Incorporation of Glu Mobile Inc., dated as of March 26, 2007.	S-1	333-139493	3.02	2/14/07

3.04	Amended and Restated Bylaws of Glu Mobile Inc.	S-1	333-139493	3.04	3/6/07

10.01	Lease dated as of March 14, 2007 by and between The Royal Bank of Scotland, Plc, Glu Mobile Limited and Glu Mobile Inc.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile specifically incorporates it by reference.