Form 10-Q
period 2007-06-30
GLU MOBILE INC
filed 2007-08-13
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated Filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 7, 2007: 28,825,619 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,309	$3,823
Short-term investments	61,900	8,750
Accounts receivable, net	15,404	14,448
Prepaid royalties	5,589	3,501
Prepaid expenses and other	1,310	853

Total current assets	97,512	31,375
Property and equipment, net	3,897	3,480
Prepaid royalties	2,719	1,417
Other long-term assets	1,080	1,826
Intangible assets, net	3,737	4,974
Goodwill	39,362	38,727

Total assets	$148,307	$81,799

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$5,298	$5,394
Accrued liabilities	205	1,048
Accrued compensation	2,081	2,013
Accrued royalties	9,345	7,030
Accrued restructuring	—	36
Deferred revenues	220	178
Current portion of long-term debt	—	4,339

Total current liabilities	17,149	20,038
Other long-term liabilities	2,637	1,343
Long-term debt, less current portion	—	7,245
Preferred stock warrant liability	—	1,995

Total liabilities	19,786	30,621

Commitments and contingencies (see note 5)
Redeemable convertible preferred stock, $0.0001 par value: 17,032 shares authorized; 0 and 15,680 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	76,363
Stockholders’ equity/(deficit):
Common stock, $0.0001 par value; 33,333 shares authorized, 28,821 and 5,457 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3	1
Additional paid-in capital	177,711	19,894
Deferred stock-based compensation	(231)	(388)
Accumulated other comprehensive income	1,807	1,285
Accumulated deficit	(50,769)	(45,977)

Total stockholders’ equity/(deficit)	128,521	(25,185)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity/(deficit)	$148,307	$81,799

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$16,377	$11,443	$32,076	$19,516
Cost of revenues:
Royalties	4,388	3,465	8,681	6,003
Impairment of prepaid royalties and guarantees	—	198	—	258
Amortization of intangible assets	553	553	1,106	671

Total cost of revenues	4,941	4,216	9,787	6,932

Gross profit	11,436	7,227	22,289	12,584

Operating expenses:
Research and development	5,577	3,884	10,290	7,073
Sales and marketing	3,131	3,126	6,206	5,328
General and administrative	4,263	2,655	8,273	4,507
Amortization of intangible assets	67	154	133	308
Acquired in-process research and development	—	—	—	1,500
Gain on sale of assets	—	—	(1,040)	—

Total operating expenses	13,038	9,819	23,862	18,716

Loss from operations	(1,602)	(2,592)	(1,573)	(6,132)
Interest and other income/(expense), net:
Interest income	959	152	1,125	347
Interest expense	(10)	(271)	(856)	(273)
Other income/(expense), net	68	169	227	128

Interest and other income/(expense), net	1,017	50	496	202

Loss before income taxes	(585)	(2,542)	(1,077)	(5,930)
Income tax provision	(313)	(139)	(585)	(245)

Net loss	(898)	(2,681)	(1,662)	(6,175)
Accretion to preferred stock	—	(19)	(17)	(38)
Deemed dividend	—	—	(3,130)	—

Net loss attributable to common stockholders	$(898)	$(2,700)	$(4,809)	$(6,213)

Net loss per share attributable to common stockholders – basic and diluted:
Net loss	$(0.03)	$(0.55)	$(0.09)	$(1.30)
Accretion to preferred stock	—	—	—	(0.01)
Deemed dividend	—	—	(0.18)	—

Net loss per share attributable to common stockholders – basic and diluted	$(0.03)	$(0.55)	$(0.27)	$(1.31)

Weighted average common shares outstanding – basic and diluted	28,725	4,881	17,703	4,739

Stock-based compensation included in:
Research and development	$259	$18	$354	$52
Sales and marketing	178	30	274	57
General and administrative	571	208	987	414
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,662)	$(6,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	928	699
Amortization of intangible assets	1,237	979
Stock-based compensation	1,615	523
Change in carrying value of preferred stock warrant liability	10	54
Amortization of value of warrants issued in connection with loan	477	28
Amortization of loan agreement costs	81	4
Non-cash foreign currency translation gain	(217)	(181)
Acquired in-process research and development	—	1,500
Impairment of prepaid royalties and guarantees	—	258
Gain on sale of assets	(1,040)	—
Changes in allowance for doubtful accounts	(42)	(3)
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(768)	(1,163)
Increase in prepaid royalties	(1,492)	(412)
(Increase)/decrease in prepaid expenses and other assets	(1,153)	61
Increase/(decrease) in accounts payable	1,241	(1,964)
Decrease in other accrued liabilities	(843)	(2,120)
Increase in accrued compensation	55	764
Increase in accrued royalties	1,319	56
Increase in deferred revenues	18	—
Decrease in accrued restructuring	(36)	(952)
Increase in other long-term liabilities	286	136

Net cash provided by/(used in) operating activities	14	(7,908)

Cash flows from investing activities:
Purchase of short-term investments	(63,900)	(15,663)
Sale of short-term investments	10,750	23,866
Purchase of property and equipment	(1,302)	(494)
Proceeds from sale of assets, net of selling costs	1,040	—
Acquisition of iFone, net of cash acquired	—	(7,396)

Net cash provided by/(used in) investing activities	(53,412)	313

Cash flows from financing activities:
Proceeds from IPO shares, net of issuance costs	74,764	—
Proceeds from loan agreement	—	12,000
Proceeds from exercise of stock options	98	47
Proceeds from exercise of warrants	—	3
Debt payments	(12,060)	(907)

Net cash provided by financing activities	62,802	11,143

Effect of exchange rate changes on cash	82	37
Net increase in cash and cash equivalents	9,486	3,585
Cash and cash equivalents at beginning of period	3,823	2,416

Cash and cash equivalents at end of period	$13,309	$6,001

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
     In March 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold and issued 7,300 shares at an issue price of $11.50 per share. The Company raised a total of $83,950 in gross proceeds from the IPO, or approximately $74,764 in net proceeds after deducting underwriting discounts and commissions of $5,877 and other offering costs of $3,309. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680 shares of common stock.
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, File Number 333-139493, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2007 and its results of operations for the three and six months ended June 30, 2007 and 2006, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.
Basis of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and these differences may be material.
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
     In accordance with Emerging Issues Task Force, or EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenue the amount the carrier reports as payable upon the sale of the Company’s games. The Company has evaluated its carrier agreements and has determined that it is not the principal when selling its games through carriers. Key indicators that it evaluated to reach this determination include:
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
     The Company derives its accounts receivable from revenues earned from customers located in the United States and other locations outside of the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectibility on a monthly basis. It reviews all other balances quarterly. The Company charges off accounts receivable balances against the allowance when it determines that the amount will not be recovered.
     The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Six Months Ended
	June 30,
	2007	2006
Verizon Wireless	22.7%	22.4%
Sprint Nextel	*	13.2%
Vodafone	10.5%	*
Cingular Wireless	*	11.6%

*	Revenues from the customer were less than 10% during the period.
     At June 30, 2007, Verizon Wireless and Sprint Nextel accounted for 25% and 12%, of total accounts receivable, respectively. At December 31, 2006, Verizon Wireless, Sprint Nextel and Vodafone accounted for 21%, 11% and 10% of total accounts receivable, respectively. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.
     The following table summarizes the revenues from specific titles in excess of 10% of the Company’s revenues:

	Six Months Ended
	June 30,
	2007	2006
Monopoly Here & Now	11.4%	*

*	Revenues from the title were less than 10% during the period.
Freestanding Preferred Stock Warrants
     Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). Under SFAS No. 150, the freestanding warrants that were related to the Company’s redeemable convertible preferred stock were recorded as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Subsequent to the Company’s IPO and the associated conversion of the Company’s outstanding redeemable convertible preferred stock into common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants at the closing of the IPO of $1,985 was transferred to additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.
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
     The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, the Company adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The Company has recorded a minimum guaranteed liability of approximately $3,290 as of June 30, 2007. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
     Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenues of $0 and $198 during the three months ended June 30, 2007 and 2006, respectively. The Company recorded impairment charges to cost of revenues of $0 and $258 during the six months ended June 30, 2007 and 2006, respectively.
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
Internal Use Software
     The Company recognizes internal use software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company has capitalized certain internal use software costs totaling approximately $113 and $105 during the three months ended June 30, 2007 and 2006, respectively. The Company has capitalized certain internal use software costs totaling approximately $459 and $225 during the six months ended June 30, 2007 and 2006, respectively. The estimated useful life of costs capitalized is generally three years. During the three months ended June 30, 2007 and 2006, the amortization of capitalized costs totaled approximately $151 and $107, respectively. During the six months ended June 30, 2007 and 2006, the amortization of capitalized costs totaled approximately $291 and $205, respectively. Capitalized internal use software development costs are included in property and equipment, net.
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
Net Loss Per Share
     The Company computes basic net loss per share attributable to common stockholders by dividing its net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase by the Company. Net loss attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss attributable to common stockholders	$(898)	$(2,700)	$(4,809)	$(6,213)

Basic and diluted shares:
Weighted average common shares outstanding	28,815	5,205	17,800	5,156
Weighted average unvested common shares subject to repurchase	(90)	(324)	(97)	(417)

Weighted average shares used to compute basic and diluted net loss per share	28,725	4,881	17,703	4,739

Net loss per share attributable to common stockholders — basic and diluted	$(0.03)	$(0.55)	$(0.27)	$(1.31)

     The following weighted average options, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Convertible preferred stock	—	15,680	7,405	14,026
Warrants to purchase convertible preferred stock	—	159	—	141
Warrants to purchase common stock	229	17	229	18
Unvested common shares subject to repurchase	90	324	97	417
Options to purchase common stock	3,571	2,118	3,270	2,155

	3,890	18,298	11,001	16,757

Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financials statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. See Note 10 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.

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
     The Company has recorded an estimate for costs to terminate certain activities associated with the iFone operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $1,180 principally related to the termination of 41 iFone employees. At June 30, 2007, no restructuring liabilities related to iFone employees remained accrued.
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

Six
Months
Ended
June 30,
2006
Total pro forma revenues	$21,938
Gross profit	14,400
Pro forma net loss	(10,409)
Pro forma net loss per share — basic and diluted	(2.20)
     The Company is presenting pro forma financial information for informational purposes only, and this information is not intended to be indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2006. The pro forma financial information above includes a charge of $1,500 for IPR&D.

Note 3 – Balance Sheet Components
Property and Equipment

	June 30,	December 31,
	2007	2006
Computer equipment	$2,528	$1,856
Furniture and fixtures	1,389	1,260
Software	2,173	1,714
Leasehold improvements	1,232	1,129

	7,322	5,959
Less: Accumulated depreciation and amortization	(3,425)	(2,479)

	$3,897	$3,480

     Depreciation expense for the three months ended June 30, 2007 and 2006 were $467 and $363, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 were $914 and $699, respectively.
Accounts Receivable

	June 30,	December 31,
	2007	2006
Accounts receivable	$15,824	$14,914
Less: Allowance for doubtful accounts	(420)	(466)

	$15,404	$14,448

     Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.

Note 4 – Goodwill and Intangible Assets
     The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace and iFone. The carrying amounts and accumulated amortization expense of the acquired intangible assets at June 30, 2007 and December 31, 2006 were as follows:

	Estimated			Accumulated	Balance at			Accumulated	Balance at
	Useful	Acquisition		Amortization	December 31,	Acquisition		Amortization	June 30,
	Life	Amount	Impairment	Expense	2006	Amount	Impairment	Expense	2007
Intangible assets amortized to cost of revenues:
Titles, context and technology	2.5 yrs	$5,300	$(1,103)	$(2,373)	$1,824	$5,300	$(1,103)	$(3,186)	$1,011
Catalogs	1 yr	1,500	—	(1,500)	—	1,500	—	(1,500)	—
Provision X Technology	6 yrs	247	—	(192)	55	247	—	(199)	48
Carrier contract and related relationships	5 yrs	2,200	—	(563)	1,637	2,200	—	(782)	1,418
Licensed content	5 yrs	400	—	(60)	340	400	—	(100)	300
Trademarks	3 yrs	100	—	(37)	63	100	—	(62)	38

		9,747	(1,103)	(4,725)	3,919	9,747	(1,103)	(5,829)	2,815
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,600	—	(545)	1,055	1,600	—	(678)	922
Non-compete agreement	2 yrs	700	—	(700)	—	700	—	(700)	—

		2,300	—	(1,245)	1,055	2,300	—	(1,378)	922

Total intangible assets		$12,047	$(1,103)	$(5,970)	$4,974	$12,047	$(1,103)	$(7,207)	$3,737

     The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended June 30, 2007 and 2006, the Company recorded amortization expense in the amounts of $553 and $553, respectively, in cost of revenues. During the six months ended June 30, 2007 and 2006, the Company recorded amortization expense in the amounts of $1,106 and $671, respectively, in cost of revenues. During the three months ended June 30, 2007 and 2006, the Company recorded amortization expense in the amounts of $67 and $154, respectively, in operating expenses. During the six months ended June 30, 2007 and 2006, the Company recorded amortization expense in the amounts of $133 and $308, respectively, in operating expenses.
     As of June 30, 2007, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Fiscal Years:	Revenues	Expenses	Expense
2007 (remaining six months)	968	133	1,101
2008	883	267	1,150
2009	526	267	793
2010	354	255	609
2011 and thereafter	84	—	84

	$2,815	$922	$3,737

     The Company attributes all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to its Americas and EMEA reporting units. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars, and the goodwill allocated to the EMEA reporting unit is denominated in pounds sterling. As a result, the goodwill attributed to the EMEA reporting unit is subject to foreign currency fluctuations. During the six months ended June 30, 2007, goodwill increased by $635 due to the U.S. Dollar weakening against the pound sterling. During the year ended December 31, 2006, goodwill increased by $3,081 due to the U.S. Dollar weakening against the pound sterling. Goodwill at June 30, 2007 and December 31, 2006 was $39,362 and $38,727, respectively.
Note 5 – Commitments and Contingencies
Leases
     The Company leases office space under noncancelable operating facility leases with various expiration dates through December 2011. Rent expense for the three months ended June 30, 2007 and 2006 was $493 and $433, respectively. Rent expense for the six months ended June 30, 2007 and 2006 was $903 and $769, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $481 and $225 at June 30, 2007 and December 31, 2006, respectively, and was included within other long-term liabilities.
     At June 30, 2007, future minimum lease payments under noncancelable operating leases were as follows:

Minimum
Operating
Lease
Fiscal Years:	Payments
2007 (remaining six months)	$1,034
2008	1,412
2009	1,063
2010	912
2011	480
2012 and thereafter	—

$4,901

Capital Lease
     The Company has one lease that it accounts for as a capital lease. It capitalized a total of $114 as computer equipment under this lease during the year ended December 31, 2005. The Company recorded no capital lease obligations during the year ended December 31, 2006 or during the three and six months ended June 30, 2007. Accumulated depreciation associated with this capital lease was $66 and $47 at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, the Company had no remaining capital lease obligations.
Minimum Guaranteed Royalties
     The Company has entered into license and development agreements with various owners of brands and other intellectual property so that it could develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimal royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of June 30, 2007 were as follows:

Minimum
Guaranteed
Fiscal Year:	Royalties
2007 (remaining six months)	$3,027
2008	2,417
2009	1,384
2010	972
2011	350
2012 and thereafter	375

$8,525

     Commitments in the above table include $3,290 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of June 30, 2007 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
Indemnification Arrangements
     The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2007 or December 31, 2006.
     In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of June 30, 2007 and December 31, 2006.
Contingencies
     The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or results of operation, and thus no amounts were accrued for these exposures at June 30, 2007.
Note 6 – Debt
Loan Agreement
     In May 2006, the Company entered into a loan agreement (the “Loan”) with a principal in the amount of $12,000. The Loan had an interest rate of 11%. The Company was obligated to pay only interest through December 31, 2006. Beginning January 1, 2007, the Company became obligated to pay 30 equal payments of principal and accrued interest until the entire principal is paid. All borrowings were repaid in full in March 2007. As a result of the repayment, the remaining unamortized debt issuance costs of $66 were amortized to interest expense during the first quarter of 2007.
     In conjunction with the Loan, the Company issued to entities affiliated with the lender warrants to purchase 106 shares of Series D Preferred Stock with an exercise price of $9.03 per share and a contractual life of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, term of seven years, risk-free interest rate of 5.1% and dividend yield of 0%. The Company recorded the fair value of the warrants of $607 as a discount to the carrying value of the Loan. Upon repayment of the Loan in March 2007, the remaining unamortized debt discount of $477 was amortized in full to interest expense. These warrants converted into warrants to purchase an equal number of shares of common stock upon the closing of the IPO and remained outstanding at June 30, 2007.
Line of Credit Facility
     In February 2007, the Company entered into an agreement to secure a revolving line of credit that allows the Company to borrow up to $8,000. The facility is restricted to 80% of the Company’s eligible domestic accounts receivable. The line carries an interest rate equal to the prime rate plus 1% and matures in 24 months. Payments on any borrowings would be interest only with any remaining borrowings due at maturity. The line is collateralized by all of the assets of the Company, including intellectual property. The Company is required to maintain a minimum tangible net worth of $3,000. Also, if the Company’s net cash balance, excluding any borrowings under this line of credit, declines below $3,500, then the Company’s accounts receivable must be collected by means of a lock box, the interest rate on any borrowings would be increased to the prime rate plus 2% and the Company would have to pay a one-time fee to the lender of $50. To date, there have been no borrowings under this facility. The Company was in compliance with all covenants as of June 30, 2007.
Note 7 – Sale of ProvisionX Software
     In January 2007, the Company signed an agreement with a third party for the sale of its ProvisionX software for $1.1 million. Under the terms of the agreement, the Company will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following completion of the sale, by the third party. The Company recognized a net gain on the sale of assets of $1,040 during the first quarter of 2007 which included approximately $60 of selling costs incurred during the transition.
Note 8 – Stockholders’ Equity/(Deficit)
Common Stock
     In March 2007, the Company completed its IPO of common stock in which it sold and issued 7,300 shares of common stock at an issue price of $11.50 per share. The Company raised a total of $83,950 in gross proceeds from the IPO, or approximately $74,764 in net proceeds after deducting underwriting discounts and commissions of $5,877 and other offering costs of $3,309. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680 shares of common stock.
     In April 2007, the underwriters exercised a portion of the over-allotment option as to 199 shares, all of which were sold by stockholders and not by the Company.
Early Exercise of Employee Options
     Stock options granted under the Company’s stock option plan provide certain employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 79 and 108 at June 30, 2007 and December 31, 2006, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity/(deficit). The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. As of June 30, 2007 and December 31, 2006, the Company included cash received for early exercise of options of $70 and $92, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.
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
     In February 2007, the Company issued warrants to purchase an aggregate of 272 shares of common stock with an exercise price of $0.0003 per share to certain holders of Series D or D-1 redeemable convertible preferred stock as an inducement for these holders to convert their preferred stock into common stock upon the consummation of the Company’s IPO. These warrants expire 30 days following the completion of the Company’s IPO, and if the date of effectiveness of that offering did not occur by March 31, 2007 or earlier, the warrants would expire at that time. In connection with the issuance of the warrants, the Company received an agreement to convert all shares of preferred stock to common stock upon completion of the Company’s IPO from holders of the requisite number of shares to cause that conversion, provided that the registration statement for the initial public offering was effective on or before March 31, 2007. The Company recorded a deemed dividend of $3.1 million in connection with the issuance of the warrants during the three months ending March 31, 2007. The deemed dividend represented the fair value of the warrants and was calculated using the share price at the date of the IPO closing of $11.50 per share and the strike price of the warrants of $0.0003 per share. These warrants were exercised in April 2007.
     As of June 30, 2007, 229 warrants to purchase common stock remained outstanding.
Note 9 – Stock Option Plans and Stock Purchase Plan
2001 Stock Plan
     In December 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of stock options to employees, directors, consultants, independent contractors and advisors of the Company. As of June 30, 2007, the Company had authorized 4,498 shares of common stock for issuance under the 2001 Plan.
2007 Equity Incentive Plan
     In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The Company has reserved 1,766 shares of its common stock for grant and issuance under the 2007 Plan. In addition, shares not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan. At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the 2001 Plan that were unissued.
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
Stock Option Activity
     The following table summarizes the Company’s stock option activity for the six months ended June 30, 2007:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value
Balances, December 31, 2006	476	2,882	$5.03
Additional authorized	1,766	—	—
Granted	(919)	919	11.57
Exercised	—	(112)	0.91
Forfeited, cancelled or expired	40	(40)	7.09

Balances, June 30, 2007	1,363	3,649	$6.77	7.00	$26,029
Options vested and expected to vest at June 30, 2007		3,074	$6.39	6.76	$23,100
Options exercisable at June 30, 2007		1,094	$2.43	4.52	$12,553

     The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $13.90 per share as of June 30, 2007. During the six months ended June 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $154. As of June 30, 2007, the Company had $8,852 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, that will be recognized over a weighted average period of 2.84 years. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
     Included in the above table are four non-employee stock options granted during the six months ended June 30, 2007. The non-employee options outstanding had an exercise price of $11.00 per share, a remaining contractual term of 1 year and no intrinsic value at June 30, 2007.
     The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.77%	4.52%	4.71%	4.52%
Expected term (years)	6.08	6.03	6.08	6.03
Expected volatility	57.5%	88.0%	58.40%	88.0%
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
     SFAS No. 123R requires nonpublic companies that used the minimum value method under SFAS No. 123 to apply the prospective transition method of SFAS No. 123R. Prior to adoption of SFAS No. 123R, the Company used the minimum value method, and it therefore has not restated its financial results for prior periods. Under the prospective method, stock-based compensation expense for the year ended December 31, 2006 and the three and six months ended June 30, 2007 includes compensation expense for (i) all new stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, (ii) unmodified awards granted prior to but not vested as of December 31, 2005 accounted for under APB No. 25 and (iii) awards outstanding as of December 31, 2005 that were modified after the adoption of SFAS No. 123R.
     The Company calculated employee stock-based compensation expense recognized in the three and six months ended June 30, 2007 based on awards ultimately expected to vest and reduced it for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Research and development	$259	$18	$354	$52
Sales and marketing	178	30	274	57
General and administrative	571	208	987	414

Total stock-based compensation expense	$1,008	$256	$1,615	$523

     Consolidated net cash proceeds from option exercises were $98 and $47 for the six months ended June 30, 2007 and 2006, respectively. The Company realized no income tax benefit from stock option exercises during the three months ended June 30, 2007 or

2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     During the six months ended June 30, 2007, the Company modified one option agreement. The modification involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification for the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company modified three option agreements including grants made to two members of the Company’s Board of Directors. The modifications included the repricing of one option for 50 shares of common stock from $4.80 to $3.57 per share and accelerating the vesting of two other grants totaling 21 shares of common stock. The Company recorded a charge of $42 during the six months ended June 30, 2006 in connection with these modifications.
Restricted Stock
     During the six months ended June 30, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vest as to 50% of the shares after six months and thereafter will vest pro rata monthly for the next six months. The Company did not grant any restricted stock during the six months ended June 30, 2006.
Note 10 – Income Taxes
     The Company recorded an income tax provision of $313 and $139 for the three months ended June 30, 2007 and 2006, respectively. The company recorded an income tax provision of $585 and $245 for the six months ended June 30, 2007 and 2006, respectively. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on our net operating losses, foreign tax rate differences, and withholding taxes.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $575. As of June 30, 2007, the recognition of the uncertain tax benefits above would not have an impact to our effective tax rate. In the absence of a valuation allowance on our deferred tax assets the recognition of these uncertain tax benefits would have an impact to our effective tax rate.
     The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not have any uncertain tax positions that would result in a payment of cash taxes, and as such, the Company does not have any interest accrued on uncertain tax positions as of the reporting date. As of June 30, 2007, the Company did not have any penalties accrued for uncertain tax positions.
     The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States and United Kingdom. The Company’s federal tax return is open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2002 and forward. The statute of limitations for the Company’s 2005 tax return in the United Kingdom will close in 2008.
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

     The Company generates its revenues in the following geographic regions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
United States of America (USA)	$8,750	$6,291	$17,188	$10,867
United Kingdom	1,764	1,110	3,449	1,643
Americas, excluding USA	1,037	576	2,082	1,085
EMEA, excluding the United Kingdom	4,073	2,929	7,524	4,937
Other	753	537	1,833	984

	$16,377	$11,443	$32,076	$19,516

     The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2007	2006
Americas	$2,091	$1,956
EMEA	1,373	1,407
Other	433	117

	$3,897	$3,480

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion an analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the final prospectus for our IPO dated March 21, 2007, filed with the Securities and Exchange Commission, or SEC, on March 22, 2007. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our final prospectus dated March 21, 2007, which we filed in connection with our IPO. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     Glu Mobile Inc. (the “Company” or “Glu”) is a leading global publisher of mobile games. We have developed and published a portfolio of more than 100 casual and traditional games to appeal to a broad cross section of the over one billion subscribers served by our more than 150 wireless carriers and other distributors. We create games and related applications based on third-party licensed brands and other intellectual property, as well as on our own original brands and intellectual property. Our games based on licensed intellectual property include Deer Hunter, Diner Dash, Monopoly, Sonic the Hedgehog, Transformers, World Series of Poker and Zuma. Our original games based on our own intellectual property include Alpha Wing, Ancient Empires, Blackjack Hustler, Brain Genius, My Hangman, Stranded and Super K.O. Boxing.
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
     We were incorporated in May 2001 and introduced our first mobile games to the market in July 2002. In December 2004 and in March 2006, we acquired Macrospace and iFone, respectively, each a mobile game developer and publisher based in the United Kingdom. In the third quarter of 2005, we opened a Hong Kong office; in the third quarter of 2006, we opened an office in France; in the fourth quarter of 2006, we opened additional offices in Brazil and Germany; and in the second quarter of 2007, we opened offices in China, Italy and Spain.

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
     In March 2007, we completed our initial public offering, or IPO, of common stock in which we sold and issued 7,300,000 shares of common stock at a price of $11.50 per share to the public. We raised a total of $83,950,000 in gross proceeds from the IPO, or approximately $74,764,000 in net proceeds after deducting underwriting discounts and commissions of $5,877,000 and other offering costs of $3,309,000. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680,292 shares of common stock.
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
     Absent further impairments of existing intangible assets, we expect amortization of intangible assets included in cost of revenues to be $968,000 for the remaining six months of 2007, $883,000 in 2008, $526,000 in 2009, $354,000 in 2010 and $84,000 in 2011. These amounts would likely increase if we make future acquisitions.
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
     Amortization of Intangible Assets. We record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as non-compete agreements, as part of our operating expenses. We record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We determine the fair value of the intangible assets using a discounted cash flows approach. We amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of two to six years. Absent impairments of existing intangible assets, we expect amortization of existing intangible assets to be $133,000 for the remaining six months of 2007, $267,000 in 2008, $267,000 in 2009 and $255,000 in 2010. These amounts would likely increase if we make future acquisitions.
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
Interest and Other Income/(Expense), Net
     Interest and other income/(expense), net, includes interest income, interest expense, accretion of the debt discount related to the warrants issued to the lender in conjunction with its March 2006 loan to us, changes in our preferred stock warrant liability and foreign currency transaction gains and losses. Following the completion of the IPO our outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase common stock, and we are no longer required to record changes in our preferred stock warrant liability under Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5, or accretion in the debt discount related to the lender’s warrants. Following the IPO, we had additional cash, cash equivalents and short-term investments of approximately $74.8 million resulting from the net proceeds of the IPO, based on the price to the public of $11.50 per share and after deducting the underwriting discounts and estimated offering expenses. This will cause a substantial increase in our interest income.
Accounting for Income Taxes
     We are subject to tax in the United States as well as other jurisdictions in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current United States income tax under U.S. anti-deferral rules, such as Subpart F of the Internal Revenue Code, or the Code. In addition, some revenues generated outside of the United States may be subject to withholding taxes. In some cases, these withholding taxes may be deductible on a current basis or may be available as a credit carryforward to offset future income taxes.
     We record a valuation allowance to reduce any deferred tax asset to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would adjust the deferred tax asset valuation allowance. Such an adjustment would increase our income in the period the determination is made. Historically, we have incurred operating losses and have generated significant net operating loss carryforwards. At December 31, 2006, we had net operating loss carryforwards of approximately $28.5 million and $28.7 million for federal and state tax purposes, respectively. These carryforwards will expire from 2011 to 2026. Our ability to use our net operating loss carryforwards to offset any future taxable income may be subject to restrictions attributable to equity transactions that result in changes of ownership as defined by section 382 of the Code. Based on our current revenue and expense projections, we expect an increase in absolute dollars to our income tax provision as a result of additional withholding taxes and foreign income taxes.
     On January 1, 2007 we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.
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
     Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, we adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. As a result, we recorded a minimum guaranteed liability of approximately $3.3 million at June 30, 2007 and $1.4 million as of December 31, 2006. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of our liability. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
     Each quarter, we also evaluate the realization of our royalties as well as any unrecognized guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans and current and anticipated sales levels. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we record an impairment charge in the period such impairment is indicated. Subsequently, if actual market conditions are more favorable than anticipated, amounts of prepaid royalties previously written down may be utilized, resulting in lower cost of revenues and higher income from operations than previously expected in that period. We believe that the combination of the evolving market for licensing other companies’ intellectual property and our improved license pre-qualification process will reduce risk of future impairments. The impairments that we have recorded to date are predominantly related to license agreements entered into prior to 2005 and had significant guarantees for which the success was tied to a third-party product release. In 2005 and 2006, the market for licensed intellectual property stabilized, resulting in lower upfront commitment fees. We believe our improved visibility regarding forecasted demand and gaming trends supports our ability to reasonably determine the realizibility of the assets on our consolidated balance sheet.
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
     In the three months ended June 30, 2007, we recorded total employee non-cash stock-based compensation expense of $1.0 million of which $106,000 represented continued amortization of deferred stock-based compensation for options granted prior to 2006 and $902,000 represented expense recorded in accordance with SFAS 123R. In the six months ended June 30, 2007, we recorded total employee non-cash stock-based compensation expense of $1.6 million, of which $241,000 represented continued amortization of deferred stock-based compensation for options granted prior to 2006 and $1.4 million represented expense recorded in accordance with SFAS 123R. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for the six months ended June 30, 2007 was 12%. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
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

     At June 30, 2007, we had $8.9 million of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, that will be recognized over a weighted average period of 2.84 years. Based on the market closing price on June 30, 2007 of $13.90 per share, the aggregate intrinsic value of outstanding options and exercisable options at June 30, 2007, was $26.0 million and $12.6 million, respectively.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2007 and 2006
     Revenues

	Three Months Ended
	June 30,
	2007	2006
	(in thousands)
Revenues	$16,377	$11,443
     Our revenues increased $4.9 million, or 43.1%, from $11.4 million for the three months ended June 30, 2006 to $16.4 million for the three months ended June 30, 2007, due primarily to increased revenue per title, including our top ten titles, new titles, our growing catalog of titles and broader distribution reach in all parts of the world. Revenues from our top ten games increased from $7.1 million in the three months ended June 30, 2006 to $8.7 million in the three months ended June 30, 2007. The increase also resulted from sales of new titles, including Monopoly Here and Now, World Series of Poker, Who Wants to be a Millionaire (2nd Edition) and Deer Hunter 2, and sales of games acquired from iFone in March 2006. Revenues for the three months ended June 30, 2007 from our catalog increased by $1.3 million from the revenues derived from those games in the three months ended June 30, 2006. By utilizing our carrier relationships and our marketing and development resources, we were able to increase worldwide distribution of iFone games and thus to increase significantly the revenues derived from the licenses that we acquired from iFone. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $2.4 million from $5.2 million in the three months ended June 30, 2006 to $7.6 million in the three months ended June 30, 2007.

     Cost of Revenues

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Cost of revenues:
Royalties	$4,388	$3,465
Impairment of prepaid royalties and guarantees	—	198
Amortization of intangible assets	553	553

Total cost of revenues	$4,941	$4,216

Revenues	$16,377	$11,443

Gross margin	69.8%	63.2%
     Our cost of revenues increased $725,000, or 17.2%, from $4.2 million in the three months ended June 30, 2006 to $4.9 million in the three months ended June 30, 2007. The increase resulted from an increase in royalties, which was offset by a decrease in impairment of prepaid royalties and guarantees. Royalties increased $923,000 principally because of higher revenues with associated royalties, including those acquired from iFone. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 92.5% in the three months ended June 30, 2006 to 88.2% in the three months ended June 30, 2007. The average royalty rate that we paid on games based on licensed intellectual property decreased from 34.6% in the three months ended June 30, 2006 to 30.4% in the three months ended June 30, 2007. As a result of the decreases in average royalty rate from branded titles and impairment of prepaid royalties and guarantees, overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 32.0% to 26.8%.
     Gross Margin
     Our gross margin increased from 63.2% in the three months ended June 30, 2006 to 69.8% in the three months ended June 30, 2007 because of the decrease in royalty rates, higher percentage of Glu branded games being sold and decreased impairment of prepaid royalties.
     Research and Development Expenses

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Research and development expenses	$5,577	$3,884
Percentage of revenues	34.1%	33.9%
     Our research and development expenses increased $1.7 million, or 43.6%, from $3.9 million in the three months ended June 30, 2006 to $5.6 million in the three months ended June 30, 2007. The increase in research and development costs was primarily due to increases in salaries and benefits of $516,000, outside services costs for porting and external development of $642,000, facility and overhead costs to support increased headcount of $288,000 and stock based compensation of $241,000.
     Research and development staff increased from 124 at June 30, 2006 to 183 at June 30, 2007 and salaries and benefits increased as a result. Research and development expenses included $18,000 of stock-based compensation expense in the three months ended June 30, 2006 and $259,000 in the three months ended June 30, 2007. As a percentage of revenues, research and development expenses increased from 33.9% in the three months ended June 30, 2006 to 34.1% in the three months ended June 30, 2007.
     Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Sales and marketing expenses	$3,131	$3,126
Percentage of revenues	19.1%	27.3%

     Our sales and marketing expenses remained consistent at $3.1 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Included within these expenses was a $78,000 increase in marketing programs, $64,000 increase in bad debt expense and $148,000 increase in stock-based compensation. The increases in operating expenses were offset by a decrease in variable compensation of $92,000, primarily a decrease in commissions paid to our sales employees and a decrease in severance expenses of $113,000. Salaries and benefits, excluding variable compensation, decreased by $34,000 due to the fact that in the three months ended June 30, 2006, there were $253,000 of salaries and benefit expenses related to iFone employees that were terminated during that quarter. We increased our sales and marketing headcount from 38 at June 30, 2006 to 49 at June 30, 2007 to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations in the Asia-Pacific and Latin America regions. As a percentage of revenues, sales and marketing expenses declined from 27.3% in the three months ended June 30, 2006 to 19.1% in the three months ended June 30, 2007 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included $30,000 of stock-based compensation expense in the three months ended June 30, 2006 and $178,000 in the three months ended June 30, 2007.
     General and Administrative Expenses

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
General and administrative expenses	$4,263	$2,655
Percentage of revenues	26.0%	23.2%
     Our general and administrative expenses increased $1.6 million, or 60.6%, from $2.7 million in the three months ended June 30, 2006 to $4.3 million in the three months ended June 30, 2007. The increase in general and administrative expenses was primarily the result of a $705,000 increase in salaries and benefits, $102,000 increase in professional fees, $363,000 increase in stock based compensation, and $150,000 increase in D&O insurance costs. We increased our general and administrative headcount from 38 at June 30, 2006 to 49 at June 30, 2007. As a percentage of revenues, general and administrative expenses increased from 23.2% in the three months ended June 30, 2006 to 26.0% in the three months ended June 30, 2007 as a result of increased salaries and benefits and spending in professional fees related to being a public company. General and administrative expenses included $208,000 of stock-based compensation expense in the three months ended June 30, 2006 and $571,000 in the three months ended June 30, 2007.
     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $154,000 in the three months ended June 30, 2006 and $67,000 in the three months ended June 30, 2007. The decrease was due to the full amortization of certain intangibles during 2006.
     Other Expenses
     Interest and other income/(expense), net, increased $967,000 from $50,000 in the three months ended June 30, 2006 to $1.0 million in the three months ended June 30, 2007. This increase was primarily due to an increase of $807,000 in interest income resulting from the investment of proceeds from the IPO and a reduction of $261,000 of interest expenses in conjunction with a loan which was paid in full with proceeds from the IPO. This was offset by a decrease in foreign currency transaction gains of $85,000 and a decrease in the change in the fair value of the preferred stock warrants of $16,000 prior to their conversion to common stock warrants on the closing of the IPO. The warrants were subject to revaluation at each balance sheet date and changes in estimated fair value were recorded as a component of other income/(expense). Subsequent to the IPO and the associated conversion of the outstanding redeemable convertible preferred stock into common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants was transferred to additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.

     Income Tax Provision
     Income tax provision increased from $139,000 in the three months ended June 30, 2006 to $313,000 in the three months ended June 30, 2007 primarily as a result of increased foreign withholding taxes.
Comparison of the Six Months Ended June 30, 2007 and 2006
     Revenues

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Revenues	$32,076	$19,516
     Our revenues increased $12.6 million, or 64.4%, from $19.5 million for the six months ended June 30, 2006 to $32.1 million for the six months ended June 30, 2007, due primarily to increased revenue per title, including our top ten titles, new titles, our growing catalog of titles and broader distribution reach in all parts of the world. Revenues from our top ten games increased from $11.8 million in the six months ended June 30, 2006 to $17.6 million in the six months ended June 30, 2007. The increase also resulted from sales of new titles, including Monopoly Here and Now, World Series of Poker, Who Wants to be a Millionaire (2nd Edition) and Deer Hunter 2, and sales of games acquired from iFone in March 2006. Revenues for the six months ended June 30, 2007 from our catalog increased by $4.8 million from the revenues derived from those games in the six months ended June 30, 2006. By utilizing our carrier relationships and our marketing and development resources, we were able to increase worldwide distribution of iFone games and thus to increase significantly the revenues derived from the licenses that we acquired from iFone. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $6.3 million from $8.6 million in the six months ended June 30, 2006 to $14.9 million in the six months ended June 30, 2007.
     Cost of Revenues

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Cost of revenues:
Royalties	$8,681	$6,003
Impairment of prepaid royalties and guarantees	—	258
Amortization of intangible assets	1,106	671

Total cost of revenues	$9,787	$6,932

Revenues	$32,076	$19,516

Gross margin	69.5%	64.5%
     Our cost of revenues increased $2.9 million, or 41.2%, from $6.9 million in the six months ended June 30, 2006 to $9.8 million in the six months ended June 30, 2007. The increase resulted from an increase in royalties and amortization of acquired intangible assets, which was offset by a decrease in impairment of prepaid royalties and guarantees. Royalties increased $2.7 million principally because of higher revenues with associated royalties, including those acquired from iFone. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 89.6% in the six months ended June 30, 2006 to 87.8% in the six months ended June 30, 2007. The average royalty rate that we paid on games based on licensed intellectual property decreased from 35.8% in the six months ended June 30, 2006 to 30.8% in the six months ended June 30, 2007. As a result of the decreases in average royalty rate from branded titles and impairment of prepaid royalties and guarantees, overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 32.1% to 27.1%. Amortization of intangible assets increased by $435,000 due primarily to the amortization of intangible assets acquired in 2006 from iFone.
     Gross Margin
     Our gross margin increased from 64.5% in the six months ended June 30, 2006 to 69.5% in the six months ended June 30, 2007 because of the decrease in royalty rates and impairment of prepaid royalties and guarantees but offset by the increase in the amortization of intangible assets.

     Research and Development Expenses

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Research and development expenses	$10,290	$7,073
Percentage of revenues	32.1%	36.2%
     Our research and development expenses increased $3.2 million, or 45.5%, from $7.1 million in the six months ended June 30, 2006 to $10.3 million in the six months ended June 30, 2007. The increase in research and development costs was primarily due to increases in salaries and benefits of $1.2 million, outside services costs for porting and external development of $1.0 million, facility and overhead costs to support the increased headcount of $435,000, research materials of $134,000 and stock based compensation of $302,000.
     Research and development staff increased from 124 at June 30, 2006 to 183 at June 30, 2007 and salaries and benefits increased as a result. Research and development expenses included $52,000 of stock-based compensation expense in the six months ended June 30, 2006 and $354,000 in the six months ended June 30, 2007. As a percentage of revenues, research and development expenses declined from 36.2% in the six months ended June 30, 2006 to 32.1% in the six months ended June 30, 2007 due to an increase in revenues.
     Sales and Marketing Expenses

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Sales and marketing expenses	$6,206	$5,328
Percentage of revenues	19.3%	27.3%
     Our sales and marketing expenses increased $878,000, or 16.5%, from $5.3 million in the six months ended June 30, 2006 to $6.2 million in the six months ended June 30, 2007. The increase was primarily due to an increase of $549,000 for marketing campaigns, $156,000 in travel and entertainment, $217,000 in stock-based compensation and $64,000 in bad debt expense. Salaries and benefits, excluding variable compensation, increased $78,000. We increased our sales and marketing headcount from 38 at June 30, 2006 to 49 at June 30, 2007 to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations in the Asia-Pacific and Latin America regions. The slight increase in salaries and benefits was due to the fact that in the six months ended June 30, 2006, there were $253,000 of salaries and benefit expenses related to iFone transitional employees that were terminated. The increase in these costs was offset by a reduction of variable compensation of $62,000 due to a decrease in commissions paid to our sales employees and a reduction of $113,000 in severance expenses. As a percentage of revenues, sales and marketing expenses declined from 27.3% in the six months ended June 30, 2006 to 19.3% in the six months ended June 30, 2007 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included $57,000 of stock-based compensation expense in the six months ended June 30, 2006 and $274,000 in the six months ended June 30, 2007.
     General and Administrative Expenses

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
General and administrative expenses	$8,273	$4,507
Percentage of revenues	25.8%	23.1%
     Our general and administrative expenses increased $3.8 million, or 83.6%, from $4.5 million in the six months ended June 30, 2006 to $8.3 million in the six months ended June 30, 2007. The increase in general and administrative expenses was primarily the result of a $1.7 million increase in salaries and benefits, $753,000 increase in professional fees, $573,000 increase in stock based compensation, $292,000 increase in facility and overhead costs to support additional headcount, $150,000 increase in D&O insurance, $117,000 increase in materials and maintenance and $74,000 increase in travel and entertainment. We increased our general and administrative headcount from 38 at June 30, 2006 to 49 at June 30, 2007. As a percentage of revenues, general and administrative expenses increased from 23.1% in the six months ended June 30, 2006 to 25.8% in the six months ended June 30, 2007 as a result of increased salaries and benefits and spending in professional fees related to our IPO. General and administrative expenses included $414,000 of stock-based compensation expense in the six months ended June 30, 2006 and $987,000 in the six months ended June 30, 2007.
     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $308,000 in the six months ended June 30, 2006 and $133,000 in the six months ended June 30, 2007. The decrease was due to the full amortization of certain intangibles during 2006.
     Our acquired in-process research and development decreased from $1.5 million in the six months ended June 30, 2006 to zero in the six months ended June 30, 2007. The IPR&D charge recorded in 2006 was related to the development of new games by iFone. We determined the value of acquired IPR&D using a discounted cash flows approach. We calculated the present value of expected future cash flows attributable to the in-process technology using a 21% discount rate. This rate took into account the percentage of completion of the development effort of approximately 20% and the risks associated with our developing technology given changes in trends and technology in our industry. As of December 31, 2006, all acquired IPR&D projects had been completed at a cost similar to the original projections.
     Our gain on sale of assets increased from zero during the six months ended June 30, 2006 to $1.0 million during the six months ended June 30, 2007 due to the sale of ProvisionX software to a third party in February 2007. Under the terms of the agreement, we will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following the sale, by the third party.
     Other Expenses
     Interest and other income/(expense), net, increased from income of $202,000 in the six months ended June 30, 2006 to income of $496,000 in the six months ended June 30, 2007. This increase was primarily due to an increase in interest income of $778,000 resulting from the investment of proceeds from the IPO offset by an increase in interest expenses of $583,000 in conjunction with a loan from a lender which included $548,000 of non-cash interest expense related to the full recognition of the unamortized debt issuance costs and warrant discount on upon extinguishment of the loan with proceeds from the IPO. Other income also increased due to an increase in foreign currency transaction gains of $34,000 and by a benefit in the change in the fair value of the preferred stock warrants of $65,000 prior to their conversion to common stock warrants on the closing of the IPO. The warrants were subject to revaluation at each balance sheet date and changes in estimated fair value were recorded as a component of other income/(expense). Subsequent to the IPO and the associated conversion of the outstanding redeemable convertible preferred stock into common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants was transferred to additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.
     Income Tax Provision
     Income tax provision increased from $245,000 in the six months ended June 30, 2006 to $585,000 in the six months ended June 30, 2007 primarily as a result of increased foreign withholding taxes.
Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$1,302	$494
Depreciation and amortization	2,165	1,678
Cash flows provided by/(used in) operating activities	14	(7,908)
Cash flows (used in)/provided by investing activities	(53,412)	313
Cash flows provided by financing activities	62,802	11,143

     Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $50.8 million and $46.0 million as of June 30, 2007 and December 31, 2006, respectively. Our primary sources of liquidity have historically been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million. In the six months ended June 30, 2007, we raised $74.8 million of proceeds, net of underwriting discounts and expenses, in our IPO. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Operating Activities
     In the six months ended June 30, 2007, net cash provided by operating activities was $14,000 as compared to $7.9 million of net cash used in operating activities in the six months ended June 30, 2006. This increase was primarily due to a decline in our net loss of $4.5 million from the six months ended June 30, 2007 as compared to the same period in 2006, decreased payments in accounts payable and accrued liabilities of $4.5 million due primarily to the payment of liabilities assumed as a part of the iFone acquisition in the six months ended June 30, 2006, decreased payments of third-party royalties of $1.3 million, decreased payments for restructuring of $916,000 and an increase in collections from accounts receivables of $395,000. Non-cash items increased for the six months ended June 30, 2007 by $229,000, $258,000, $1.1 million and $449,000 for depreciation, amortization of intangible assets, stock based compensation and non-cash interest expense, respectively, as compared to the same period in 2006.
     This was offset by a charge for acquired in-process research and development of $1.5 million in the six months ended June 30, 2006 and a gain on sale of assets of $1.0 million in the six months ended June 30, 2007. Cash used for prepaid expenses and other assets, prepaid royalties and accrued compensation increased by $1.2 million, $1.1 million and $709,000, respectively, in the six months ended June 30, 2007 as compared to the same period in 2006.
     We expect to use cash in our operating activities during at least the third and fourth quarters of 2007 because of anticipated net losses and expected growth in our accounts receivable balance due to the expected growth in our revenues. Additionally, we may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
     Our primary investing activities have consisted of purchases and sales of short-term investments, purchases of property and equipment, and, in the six months ended June 30, 2006, the acquisition of iFone. We expect to use more cash in investing activities in 2007 as we expand our internal development capacity in the Asia-Pacific region. We expect to fund this investment with our existing cash, cash equivalents and short-term investments.
     In the six months ended June 30, 2007, we used $53.4 million of net cash for investing activities. This net cash resulted from net purchases of short-term investments of $53.2 million and $1.0 million in proceeds from the sale of assets offset by purchases of property and equipment of $1.3 million.
     In the six months ended June 30, 2006 we generated $313,000 of net cash from investing activities. This net cash resulted from net sales of short-term investments of $8.2 million, offset by the acquisition of iFone for cash and stock, net of cash acquired, of $7.4 million and purchases of property and equipment of $494,000.
Financing Activities
     In the six months ended June 30, 2007, our financing activities provided $62.8 million of cash primarily from $78.1 million of IPO proceeds net of underwriters’ fees offset by the payment of the $12.0 million loan from the lender. Additionally, we paid $3.3 million during the six months ended June 30, 2007 for the payment of offering costs related to the IPO.
     In the six months ended June 30, 2006, our financing activities provided $11.1 million of cash primarily from $12.0 million of proceeds from a loan offset by $907,000 in loan payments substantially all of which came from the payment of a loan assumed in connection with the iFone acquisition.

Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments
     Our cash, cash equivalents and short-term investments were $75.2 million as of June 30, 2007. We believe that our cash, cash equivalents and short-term investments and any cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.
Contractual Obligations
     The following table is a summary of our contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$4,901	$1,034	$2,475	$1,392	$—
Guaranteed royalties(1)	8,525	3,027	3,801	1,697	—

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Pursuant to some of these agreements, we are required to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Certain of these minimum payments totaling $3.3 million have been recorded as liabilities in our condensed consolidated balance sheet because payment is not contingent upon performance by the licensor.
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
     As of June 30, 2007 and December 31, 2006, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Hong Kong, Brazil, Germany, France, Spain and Italy and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
     Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At June 30, 2007, Verizon Wireless and Sprint Nextel accounted for 25% and 12% of our total accounts receivable, respectively. At December 31, 2006, Verizon Wireless, Sprint Nextel and Vodafone accounted for 21%, 11% and 10% of our total accounts receivable, respectively.
Foreign Currency Risk
     The functional currencies of our United States and United Kingdom operations are the U.S. Dollar, or USD, and the pound sterling, respectively. A significant portion of our business is conducted in currencies other than the USD or the pound sterling. Our revenues are usually denominated in the functional currency of the carrier. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are denominated in either the USD or the pound sterling. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income/(expense), net.
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
     We have incurred significant losses since inception, including a net loss of $8.3 million in 2004, a net loss of $17.9 million in 2005 and a net loss of $12.3 million in 2006. As of December 31, 2006, we had an accumulated deficit of $46.0 million, and as of June 30, 2007, we had an accumulated deficit of $50.8 million. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new games, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in recent periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.
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
     We depend on the continued contributions of our senior management and other key personnel, especially L. Gregory Ballard and Albert A. “Rocky” Pimentel. The loss of the services of any of our executive officers or other key employees could harm our business. All of our U.S.-based executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. None of our U.S.-based employees is bound by a contractual non-competition agreement, which could make us vulnerable to recruitment efforts by our competitors. Internationally, while some employees and contractors are bound by non-competition agreements, we may experience difficulty in enforcing these agreements. We do not maintain a key-person life insurance policy on any of our officers or other employees.
     Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Further, two of our principal overseas operations are based in London and Hong Kong, cities that, similar to our headquarters region, have high costs of living and consequently high compensation standards. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.
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
     International sales represented approximately 41.8% and 44.8% of our revenues in 2005 and 2006, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, opened our Hong Kong office in July 2005, expanded our presence in the European market with our acquisition of iFone in March 2006, opened an office in France in the third quarter of 2006, opened additional offices in Brazil and Germany in the fourth quarter of 2006, and opened additional offices in China, Italy and Spain in the second quarter of 2007. We expect to open additional international offices, and we expect international sales to continue to be an important component of our revenues. Risks affecting our international operations include:
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
     As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have operations, deal with carriers and make sales in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe and Latin America, and further international expansion may involve more of these countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have attempted to implement safeguards to discourage these practices by our employees, consultants, sales agents and distributors. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
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
Unregistered Sales of Equity Securities
     In April 2007, we issued 136,102 shares of common stock to Granite Global Ventures II L.P. upon the exercise of its outstanding warrant to purchase 136,102 shares of common stock at a price of $0.0003 per share and we issued 136,098 shares of common stock to TWI Glu Mobile Holdings Inc. upon the net exercise of its outstanding warrant to purchase 136,102 shares of common stock at a price of $0.0003 per share. The issuance of these shares upon exercise of the warrants was deemed to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering or transaction.
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
     The net proceeds of our IPO were $74.7 million. Through June 30, 2007, we used approximately $10.9 million of the net proceeds to repay in full the principal and accrued interest on our outstanding loan from the lender. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5.	OTHER INFORMATION
     Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.
Date: August 13, 2007	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2007	By:	/s/ Albert A. Pimentel
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