Form 10-Q
period 2007-09-30
GLU MOBILE INC
filed 2007-11-14
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of November 9, 2007: 28,971,786 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$71,988	$3,823
Short-term investments	—	8,750
Accounts receivable, net	16,387	14,448
Prepaid royalties	8,633	3,501
Prepaid expenses and other	1,305	853

Total current assets	98,313	31,375
Property and equipment, net	3,993	3,480
Prepaid royalties	2,846	1,417
Other long-term assets	4,010	1,826
Intangible assets, net	3,187	4,974
Goodwill	39,963	38,727

Total assets	$152,312	$81,799

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$6,290	$5,394
Accrued liabilities	246	1,048
Accrued compensation	1,823	2,013
Accrued royalties	11,239	7,030
Accrued restructuring	—	36
Deferred revenues	194	178
Current portion of long-term debt	—	4,339

Total current liabilities	19,792	20,038
Other long-term liabilities	3,286	1,343
Long-term debt, less current portion	—	7,245
Preferred stock warrant liability	—	1,995

Total liabilities	23,078	30,621

Commitments and contingencies (see note 6)

Redeemable convertible preferred stock, $0.0001 par value: 0 and 17,032 shares authorized; 0 and 15,680 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	76,363

Stockholders’ equity/(deficit):
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000 shares authorized, 28,958 and 5,457 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	3	1
Additional paid-in capital	178,856	19,894
Deferred stock-based compensation	(155)	(388)
Accumulated other comprehensive income	2,052	1,285
Accumulated deficit	(51,522)	(45,977)

Total stockholders’ equity/(deficit)	129,234	(25,185)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity/(deficit)	$152,312	$81,799

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$16,651	$12,347	$48,727	$31,863
Cost of revenues:
Royalties	4,587	3,653	13,267	9,656
Impairment of prepaid royalties and guarantees	—	60	—	319
Amortization of intangible assets	483	553	1,589	1,223

Total cost of revenues	5,070	4,266	14,856	11,198

Gross profit	11,581	8,081	33,871	20,665

Operating expenses:
Research and development	5,863	4,273	16,153	11,346
Sales and marketing	3,326	2,989	9,532	8,316
General and administrative	4,149	3,177	12,422	7,683
Amortization of intangible assets	67	168	200	477
Acquired in-process research and development	—	—	—	1,500
Gain on sale of assets	—	—	(1,040)	—

Total operating expenses	13,405	10,607	37,267	29,322

Loss from operations	(1,824)	(2,526)	(3,396)	(8,657)
Interest and other income/(expense), net:
Interest income	956	180	2,081	527
Interest expense	(14)	(402)	(871)	(675)
Other income/(expense), net	357	(884)	584	(756)

Interest and other income/(expense), net	1,299	(1,106)	1,794	(904)

Loss before income taxes	(525)	(3,632)	(1,602)	(9,561)
Income tax provision	(228)	(192)	(813)	(438)

Net loss	(753)	(3,824)	(2,415)	(9,999)
Accretion to preferred stock	—	(18)	(17)	(56)
Deemed dividend	—	—	(3,130)	—

Net loss attributable to common stockholders	$(753)	$(3,842)	$(5,562)	$(10,055)

Net loss per share attributable to common stockholders – basic and diluted:
Net loss	$(0.03)	$(0.76)	$(0.11)	$(2.07)
Accretion to preferred stock	—	—	—	(0.01)
Deemed dividend	—	—	(0.15)	—

Net loss per share attributable to common stockholders – basic and diluted	$(0.03)	$(0.76)	$(0.26)	$(2.08)

Weighted-average common shares outstanding – basic and diluted	28,788	5,056	21,398	4,845

Stock-based compensation included in:
Research and development	$310	$49	$665	$100
Sales and marketing	224	73	498	130
General and administrative	626	321	1,613	735
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,415)	$(9,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	1,518	1,096
Amortization of intangible assets	1,787	1,700
Stock-based compensation	2,776	966
Change in carrying value of preferred stock warrant liability	10	1,052
Amortization of value of warrants issued in connection with loan	477	72
Amortization of loan agreement costs	91	11
Non-cash foreign currency translation gain	(574)	(295)
Acquired in-process research and development	—	1,500
Impairment of prepaid royalties and guarantees	—	319
Gain on sale of assets	(1,040)	—
Changes in allowance for doubtful accounts	46	196
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(1,584)	(1,995)
(Increase)/decrease in prepaid royalties	(776)	138
Increase in prepaid expenses and other assets	(1,525)	(354)
Increase/(decrease) in accounts payable	2,424	(2,933)
Decrease in other accrued liabilities	(800)	(2,203)
Increase/(decrease) in accrued compensation	(215)	524
Increase/(decrease) in accrued royalties	(245)	745
Increase/(decrease) in deferred revenues	(9)	197
Decrease in accrued restructuring	(36)	(1,418)
Increase in other long-term liabilities	393	127

Net cash provided by/(used in) operating activities	303	(10,554)

Cash flows from investing activities:
Purchase of short-term investments	(73,600)	(22,550)
Sale of short-term investments	79,550	32,850
Purchase of property and equipment	(2,142)	(612)
Proceeds from sale of assets, net of selling costs	1,040	—
Acquisition of iFone, net of cash acquired	—	(7,396)

Net cash provided by investing activities	4,848	2,292

Cash flows from financing activities:
Proceeds from IPO shares, net of issuance costs	74,758	—
Proceeds from loan agreement	—	12,000
Proceeds from exercise of stock options	151	127
Proceeds from exercise of warrants	—	7
Debt payments	(12,060)	(926)

Net cash provided by financing activities	62,849	11,208

Effect of exchange rate changes on cash	165	122
Net increase in cash and cash equivalents	68,165	3,068
Cash and cash equivalents at beginning of period	3,823	2,416

Cash and cash equivalents at end of period	$71,988	$5,484

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1 – The Company, Basis of Presentation and Summary of Significant Accounting Policies
     Glu Mobile Inc. (the “Company” or “Glu”) was incorporated as Cyent Studios, Inc. in Nevada on May 16, 2001 and changed its name to Sorrent, Inc. On November 21, 2001, New Sorrent, Inc., a wholly owned subsidiary of the Company was incorporated in California. The Company and New Sorrent, Inc. merged on December 4, 2001 to form Sorrent, Inc., a California corporation. In May 2005, the Company changed its name to Glu Mobile Inc. Glu acquired Macrospace Limited (“Macrospace”) in December 2004 in efforts to develop and secure direct distribution relationships in Europe and Asia with leading wireless carriers, to deepen and broaden its game library (e.g., more titles and genre diversification), to acquire access and rights to leading licenses and franchises (including original intellectual property) and to augment its internal and external production and publishing capabilities. In March 2006, Glu acquired iFone Holdings Limited (“iFone”) to continue to broaden its game library and acquire access and rights to leading licenses.
     In March 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold and issued 7,300 shares at an issue price of $11.50 per share. The Company raised a total of $83,950 in gross proceeds from the IPO, or approximately $74,758 in net proceeds after deducting underwriting discounts and commissions of $5,877 and other offering costs of $3,315. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680 shares of common stock.
     In connection with our IPO, in March 2007, we effected a 3-for-1 reverse stock split of our outstanding capital stock and derivative securities. All share numbers and exercises prices in this Form 10-Q give effect to the reverse stock split.
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, File Number 333-139493, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2007 and its results of operations for the three and nine months ended September 30, 2007 and 2006, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.
     For the three months ended September 30, 2007, the Company recorded adjustments related to operating expenses. The corrections resulted in the Company reporting $49 of additional losses before income taxes related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. This adjustment had no impact on reported net loss per share for any of the periods previously reported or for the period ended September 30, 2007.
     For the nine months ended September 30, 2007, the Company recorded adjustments related to cost of sales, operating expense and tax expense. The corrections resulted in the Company reporting approximately $5 of additional losses related to prior fiscal years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments had no impact on reported net loss per share for any of the periods previously reported or for the period ended September 30, 2007.
Basis of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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
Investments in Marketable Securities
     The Company invests in auction rate securities that are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals set at the time of issuance (e.g., every seven, 28 or 35 days or every six months), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Historically, the Company had the ability and intent, if necessary, to liquidate any of these investments as needed in order to meet the Company’s needs within its normal operating cycles. As of December 31, 2006 all auction rate securities were included in short-term investments. Due to disruptions of, and the resulting greatly reduced liquidity in certain financial markets in 2007, two of the Company’s AAA rated, corporate asset-backed auction rate securities totaling $2,800 in purchased cost experienced failed auctions during the three months ended September 30, 2007. Due to the failed auctions, the Company was unable to sell the securities at their respective costs, resulting in a decrease in fair value of $259 as of September 30, 2007. Although the Company intends to liquidate these two investments as needed it does not currently have the same ability to do so and has reclassified these investments to other long-term assets as of September 30, 2007.
     The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, these securities are reported at fair value with any changes in market value reported as a part of comprehensive income/(loss). The Company has recorded an unrealized loss of $259 during the three and nine months ended September 30, 2007. No unrealized gains or losses were recognized during the three or nine months ended September 30, 2006.
     The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company recorded the $259 change in fair value as of September 30, 2007 as an unrealized loss within other comprehensive income/(loss) since the change in fair value was determined to be temporary.
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
     The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Nine Months Ended
	September 30,
	2007	2006
Verizon Wireless	23.3%	21.0%
Sprint Nextel	*	13.0%
Cingular Wireless	*	11.5%
Vodafone	*	10.7%

*	Revenues from the customer were less than 10% during the period.

     At September 30, 2007, Verizon Wireless and Sprint Nextel accounted for 25% and 11%, of total accounts receivable, respectively. At December 31, 2006, Verizon Wireless, Sprint Nextel and Vodafone accounted for 21%, 11% and 10% of total accounts receivable, respectively. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.
     The following table summarizes the revenues from specific titles in excess of 10% of the Company’s revenues for the periods indicated:

	Nine Months Ended
	September 30,
	2007	2006
Monopoly Here & Now	10.1%	*

*	Revenues from the title were less than 10% during the period.
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
     The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, the Company adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The Company has recorded a minimum guaranteed liability of approximately $7,164 as of September 30, 2007. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
     At each quarterly balance sheet date, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenues of $0 and $60 during the three months ended September 30, 2007 and 2006, respectively. The Company recorded impairment charges to cost of revenues of $0 and $319 during the nine months ended September 30, 2007 and 2006, respectively.
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
Internal Use Software
     The Company recognizes internal use software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company has capitalized certain internal use software costs totaling approximately $10 and $9 during the three months ended September 30, 2007 and 2006, respectively. The Company has capitalized certain internal use software costs totaling approximately $469 and $234 during the nine months ended September 30, 2007 and 2006, respectively. The estimated useful life of costs capitalized is generally three years. During the three months ended September 30, 2007 and 2006, the amortization of capitalized costs totaled approximately $192 and $119, respectively. During the nine months ended September 30, 2007 and 2006, the amortization of capitalized costs totaled approximately $483 and $323, respectively. Capitalized internal use software development costs are included in property and equipment, net.
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
     With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle as of the date of adoption. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 11 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.
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
Comprehensive Income/(Loss)
     Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) includes foreign currency translation adjustments and unrealized gains/(losses) on available-for-sale securities. The components of comprehensive income/(loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss, as reported	$(753)	$(3,824)	$(2,415)	$(9,999)
Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax	504	568	1,025	1,553
Unrealized loss on investments, net of tax	(259)	—	(259)	—

Comprehensive loss	$(508)	$(3,256)	$(1,649)	$(8,446)

Net Loss Per Share
     The Company computes basic net loss per share attributable to common stockholders by dividing its net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase by the Company. Net loss attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss attributable to common stockholders	$(753)	$(3,842)	$(5,562)	$(10,055)

Basic and diluted shares:
Weighted average common shares outstanding	28,863	5,293	21,487	5,202
Weighted average unvested common shares subject to repurchase	(75)	(237)	(89)	(357)

Weighted average shares used to compute basic and diluted net loss per share	28,788	5,056	21,398	4,845

Net loss per share attributable to common stockholders — basic and diluted	$(0.03)	$(0.76)	$(0.26)	$(2.08)

     The following weighted-average number of shares subject to options and warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Convertible preferred stock	—	15,680	4,936	14,577
Warrants to purchase convertible preferred stock	—	229	—	182
Warrants to purchase common stock	204	2	221	13
Unvested common shares subject to repurchase	75	237	89	357
Options to purchase common stock	3,570	2,329	3,370	2,213

	3,849	18,477	8,616	17,342

Recent Accounting Pronouncements
     In September 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financials statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. See Note 11 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.
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
Note 2 – Investments in Marketable Securities
     Marketable securities, which are classified as available-for-sale, are summarized below as of September 30, 2007, and December 31, 2006:

				Classified on Balance Sheet
	Purchased Cost	Unrealized Loss	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
As of September 30, 2007:
Auction rate securities	$2,800	$(259)	$2,541	$—	$—	$2,541
Money market funds	66,251	—	66,251	66,251	—	—

	$69,051	$(259)	$68,792	$66,251	$—	$2,541

As of December 31, 2006:
Auction rate securities	$8,750	$—	$8,750	$—	$8,750	$—
Money market funds	1,489	—	1,489	1,489	—	—

	$10,239	$—	$10,239	$1,489	$8,750	$—

     As of September 30, 2007 the contractual maturities of our remaining two auction rate securities were 2017. As of December 31, 2006, the contractual maturities of investments held were greater than five years. There were no gross realized gains or losses from sales or maturities of securities in the periods presented.
Note 3 – Acquisitions
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

     The total purchase price of approximately $23,502 consisted of the following: 3,423 shares of Special Junior Preferred Stock of the Company (valued at $19,098 based on a weighted income and market comparable approach), $3,500 of cash and transaction costs of $904.
     The Company’s consolidated financial statements include the results of operations of iFone from the date of acquisition. Under the purchase method of accounting, the Company allocated the total purchase price of $23,502 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date.

Assets acquired:
Accounts receivable	$2,518
Prepaid and other current assets	2,271
Property and equipment	89
Intangible assets (see Note 5):
Titles, content and technology	2,700
Carrier contracts and relationships	1,300
Existing license agreements	400
Trademarks	100
In-process research and development	1,500
Goodwill (see Note 5)	22,828

Total assets acquired	33,706
Liabilities assumed:
Accounts payable	(4,247)
Accrued liabilities	(4,777)
Restructuring liabilities	(1,180)

Total liabilities acquired	(10,204)

Net acquired assets	$23,502

     The above table includes reductions to acquired goodwill to reflect adjustments to certain assumed liabilities upon completion of the purchase price allocation.
     The Company has recorded an estimate for costs to terminate certain activities associated with the iFone operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $1,180 principally related to the termination of 41 iFone employees. At September 30, 2007, no restructuring liabilities related to iFone employees remained accrued.
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

Nine
Months
Ended
September 30,
2006
Total pro forma revenues	$34,285
Gross profit	22,481
Pro forma net loss	(14,233)
Pro forma net loss per share — basic and diluted	(2.94)
     The Company is presenting pro forma financial information for informational purposes only, and this information is not intended to be indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2006. The pro forma financial information above includes a charge of $1,500 for IPR&D.
Note 4 – Balance Sheet Components
Property and Equipment

	September 30,	December 31,
	2007	2006
Computer equipment	$2,930	$1,856
Furniture and fixtures	1,407	1,260
Software	2,183	1,714
Leasehold improvements	1,498	1,129

	8,018	5,959
Less: Accumulated depreciation and amortization	(4,025)	(2,479)

	$3,993	$3,480

     Depreciation expense for the three months ended September 30, 2007 and 2006 was $582 and $397, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 were $1,496 and $1,096, respectively.
Accounts Receivable

	September 30,	December 31,
	2007	2006
Accounts receivable	$16,895	$14,914
Less: Allowance for doubtful accounts	(508)	(466)

	$16,387	$14,448

     Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.

Note 5 – Goodwill and Intangible Assets
     The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace and iFone. The carrying amounts and accumulated amortization expense of the acquired intangible assets at September 30, 2007 and December 31, 2006 were as follows:

	Estimated			Accumulated	Balance at			Accumulated	Balance at
	Useful	Acquisition		Amortization	December 31,	Acquisition		Amortization	September 30,
	Life	Amount	Impairment	Expense	2006	Amount	Impairment	Expense	2007
Intangible assets amortized to cost of revenues:
Titles, context and technology	2.5 yrs	$5,300	$(1,103)	$(2,373)	$1,824	$5,300	$(1,103)	$(3,523)	$674
Catalogs	1 yr	1,500	—	(1,500)	—	1,500	—	(1,500)	—
Provision X Technology	6 yrs	247	—	(192)	55	247	—	(202)	45
Carrier contract and related relationships	5 yrs	2,200	—	(563)	1,637	2,200	—	(892)	1,308
Licensed content	5 yrs	400	—	(60)	340	400	—	(120)	280
Trademarks	3 yrs	100	—	(37)	63	100	—	(75)	25

		9,747	(1,103)	(4,725)	3,919	9,747	(1,103)	(6,312)	2,332
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,600	—	(545)	1,055	1,600	—	(745)	855
Non-compete agreement	2 yrs	700	—	(700)	—	700	—	(700)	—

		2,300	—	(1,245)	1,055	2,300	—	(1,445)	855

Total intangible assets		$12,047	$(1,103)	$(5,970)	$4,974	$12,047	$(1,103)	$(7,757)	$3,187

     The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended September 30, 2007 and 2006, the Company recorded amortization expense in the amounts of $483 and $553, respectively, in cost of revenues. During the nine months ended September 30, 2007 and 2006, the Company recorded amortization expense in the amounts of $1,589 and $1,223, respectively, in cost of revenues. During the three months ended September 30, 2007 and 2006, the Company recorded amortization expense in the amounts of $67 and $168, respectively, in operating expenses. During the nine months ended September 30, 2007 and 2006, the Company recorded amortization expense in the amounts of $200 and $477, respectively, in operating expenses.
     As of September 30, 2007, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Fiscal Years:	Revenues	Expenses	Expense
2007 (remaining three months)	485	66	551
2008	883	267	1,150
2009	526	267	793
2010	354	255	609
2011 and thereafter	84	—	84

	$2,332	$855	$3,187

     At September 30, 2007, the Company performed its annual test for goodwill impairment as required by SFAS No. 142. The Company determined that it operates three reporting units for the purposes of SFAS No. 142. The Company attributes its goodwill to both its Americas and Europe, Middle East and Africa (“EMEA”) reporting units. The Company concluded that goodwill was not impaired since the fair value of its reporting units exceeded their respective carrying values, including goodwill. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the discounted cash flow and market methods. The Company determined the assumptions supporting the discounted cash flow method using its best estimates as of the date of the impairment review. The Company continuously monitors events and circumstances to determine if a subsequent goodwill impairment review is necessary outside of the annual impairment review.
     The Company attributes all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to its Americas and EMEA reporting units. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars, and the goodwill allocated to the Company’s EMEA reporting unit is denominated in pounds sterling. As a result, the goodwill attributed to the EMEA reporting unit is subject to foreign currency fluctuations. During the nine months ended September 30, 2007, goodwill increased by $1,236 due to the U.S. Dollar weakening against the pound sterling. During the year ended December 31, 2006, goodwill increased by $3,081 due to the U.S. Dollar weakening against the pound sterling. Goodwill at September 30, 2007 and December 31, 2006 was $39,963 and $38,727, respectively.
Note 6 – Commitments and Contingencies
Leases
     The Company leases office space under noncancelable operating facility leases with various expiration dates through July 2012. Rent expense for the three months ended September 30, 2007 and 2006 was $564 and $438, respectively. Rent expense for the nine months ended September 30, 2007 and 2006 was $1,467 and $1,207, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $599 and $225 at September 30, 2007 and December 31, 2006, respectively, and was included within other long-term liabilities.
     At September 30, 2007, future minimum lease payments under noncancelable operating leases were as follows:

Minimum
Operating
Lease
Fiscal Years:	Payments
2007 (remaining three months)	$701
2008	2,310
2009	2,177
2010	2,056
2011	1,648
2012 and thereafter	695

$9,587

Capital Lease
     The Company has one lease that it accounts for as a capital lease. It capitalized a total of $114 as computer equipment under this lease during the year ended December 31, 2005. The Company recorded no capital lease obligations during the year ended December 31, 2006 or during the three and nine months ended September 30, 2007. Accumulated depreciation associated with this capital lease was $66 and $47 at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, the Company had no remaining capital lease obligations.
Minimum Guaranteed Royalties
     The Company has entered into license and development agreements with various owners of brands and other intellectual property so that it could develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimal royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of September 30, 2007 were as follows:

Minimum
Guaranteed
Fiscal Year:	Royalties
2007 (remaining three months)	$5,554
2008	4,966
2009	1,278
2010	775
2011	400
2012 and thereafter	375

$13,348

     Commitments in the above table include $7,164 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of September 30, 2007 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
Indemnification Arrangements
     The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2007 or December 31, 2006.
     In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of September 30, 2007 and December 31, 2006.
Contingencies
     The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or results of operation, and thus no amounts were accrued for these exposures at September 30, 2007.
Note 7 – Debt
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
     In conjunction with the Loan, the Company issued to entities affiliated with the lender warrants to purchase 106 shares of Series D Preferred Stock with an exercise price of $9.03 per share and a contractual life of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, term of seven years, risk-free interest rate of 5.1% and dividend yield of 0%. The Company recorded the fair value of the warrants of $607 as a discount to the carrying value of the Loan. Upon repayment of the Loan in March 2007, the remaining unamortized debt discount of $477 was amortized in full to interest expense. These warrants converted into warrants to purchase an equal number of shares of common stock upon the closing of the IPO and remained outstanding at September 30, 2007.
Line of Credit Facility
     In February 2007, the Company entered into an agreement to secure a revolving line of credit that allows the Company to borrow up to $8,000. The facility is restricted to 80% of the Company’s eligible domestic accounts receivable. The line carries an interest rate equal to the prime rate plus 1% and matures in 24 months. Payments on any borrowings would be interest only with any remaining borrowings due at maturity. The line is collateralized by all of the assets of the Company, including intellectual property. The Company is required to maintain a minimum tangible net worth of $3,000. Also, if the Company’s net cash balance, excluding any borrowings under this line of credit, declines below $3,500, then the Company’s accounts receivable must be collected by means of a lock box, the interest rate on any borrowings would be increased to the prime rate plus 2% and the Company would have to pay a one-time fee to the lender of $50. To date, there have been no borrowings under this facility. The Company was in compliance with all covenants as of September 30, 2007.
Note 8 – Sale of ProvisionX Software
     In January 2007, the Company signed an agreement with a third party for the sale of its ProvisionX software for $1,100. Under the terms of the agreement, the Company will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following completion of the sale, by the third party. The Company recognized a net gain on the sale of assets of $1,040 during the first quarter of 2007 which included approximately $60 of selling costs incurred during the transition.
Note 9 – Stockholders’ Equity/(Deficit)
Common Stock
     In March 2007, the Company completed its IPO of common stock in which it sold and issued 7,300 shares of common stock at an issue price of $11.50 per share. The Company raised a total of $83,950 in gross proceeds from the IPO, or approximately $74,758 in net proceeds after deducting underwriting discounts and commissions of $5,877 and other offering costs of $3,315. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680 shares of common stock.
     In April 2007, the underwriters exercised a portion of the over-allotment option as to 199 shares, all of which were sold by stockholders and not by the Company.
Early Exercise of Employee Options
     Stock options granted under the Company’s stock option plan provide certain employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 64 and 108 at September 30, 2007 and December 31, 2006, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity/(deficit). The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. As of September 30, 2007 and December 31, 2006, the Company included cash received for early exercise of options of $56 and $92, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.
Warrants to Purchase Common Stock
     In connection with the issuance of its Series A Preferred Stock, the Company issued warrants to purchase 20 shares of common stock. These warrants had an exercise price of $0.36 per share and an expiration date of December 31, 2007. During the year ended December 31, 2006, these warrants were exercised for gross proceeds of $7.

     Upon the effective date of the IPO, warrants to purchase 229 shares of redeemable convertible preferred stock converted into warrants to purchase 229 shares of common stock. As discussed in Note 1, the Company classified the freestanding redeemable convertible preferred stock warrants as a liability and adjusted the warrants to fair value at each reporting period until the completion of the IPO. Upon closing of the IPO, the preferred stock warrant liability of $1,985 was reclassed to additional paid-in capital. During the three months ended September 30, 2007, a holder of warrants elected to net exercise warrants to purchase 52 shares of common stock which were converted to 41 shares of common stock.
     In February 2007, the Company issued warrants to purchase an aggregate of 272 shares of common stock with an exercise price of $0.0003 per share to certain holders of Series D or D-1 redeemable convertible preferred stock as an inducement for these holders to convert their preferred stock into common stock upon the consummation of the Company’s IPO. These warrants expired 30 days following the completion of the Company’s IPO, and if the date of effectiveness of that offering did not occur by March 31, 2007 or earlier, the warrants would expire at that time. In connection with the issuance of the warrants, the Company received an agreement to convert all shares of preferred stock to common stock upon completion of the Company’s IPO from holders of the requisite number of shares to cause that conversion, provided that the registration statement for the initial public offering was effective on or before March 31, 2007. The Company recorded a deemed dividend of $3,100 in connection with the issuance of the warrants during the three months ending March 31, 2007. The deemed dividend represented the fair value of the warrants and was calculated using the share price at the date of the IPO closing of $11.50 per share and the strike price of the warrants of $0.0003 per share. These warrants were exercised in April 2007.
     As of September 30, 2007, warrants to purchase 177 shares of common stock remained outstanding.
Note 10 – Stock Option Plans and Stock Purchase Plan
2001 Stock Plan
     In December 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of stock options to employees, directors, consultants, independent contractors and advisors of the Company. As of September 30, 2007, the Company had authorized 4,498 shares of common stock for issuance under the 2001 Plan.
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
Stock Option Activity
     The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2007:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value
Balances, December 31, 2006	476	2,882	$5.03
Additional authorized	1,766	—	—
Granted	(1,014)	1,014	11.50
Exercised	—	(208)	0.75
Forfeited, cancelled or expired	260	(260)	9.75

Balances, September 30, 2007	1,488	3,428	$6.83	6.96	$11,052
Options vested and expected to vest at September 30, 2007		2,992	$6.48	6.73	$10,217
Options exercisable at September 30, 2007		1,328	$3.74	5.09	$7,398
     The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $9.07 per share as of September 30, 2007. During the nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $159. As of September 30, 2007, the Company had $8,443 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, that will be recognized over a weighted average period of 2.68 years. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
     Included in the above table are four non-employee stock options granted during the nine months ended September 30, 2007. The non-employee options outstanding had an exercise price of $11.00 per share, a remaining contractual term of one year and no intrinsic value at September 30, 2007.
     The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.56%	4.87%	4.70%	4.78%
Expected term (years)	6.08	6.08	6.08	6.08
Expected volatility	52.9%	74.3%	57.84%	75.0%
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
     SFAS No. 123R requires nonpublic companies that used the minimum value method under SFAS No. 123 to apply the prospective transition method of SFAS No. 123R. Prior to adoption of SFAS No. 123R, the Company used the minimum value method, and it therefore has not restated its financial results for prior periods. Under the prospective method, stock-based compensation expense for the year ended December 31, 2006 and the three and nine months ended September 30, 2007 includes compensation expense for (i) all new stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, (ii) unmodified awards granted prior to but not vested as of December 31, 2005 accounted for under APB No. 25 and (iii) awards outstanding as of December 31, 2005 that were modified after the adoption of SFAS No. 123R.
     The Company calculated employee stock-based compensation expense recognized in the three and nine months ended September 30, 2007 based on awards ultimately expected to vest and reduced it for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Research and development	$310	$49	$665	$100
Sales and marketing	224	73	498	130
General and administrative	626	321	1,613	735

Total stock-based compensation expense	$1,160	$443	$2,776	$965

     Consolidated net cash proceeds from option exercises were $151 and $127 for the nine months ended September 30, 2007 and 2006, respectively. The Company realized no income tax benefit from stock option exercises during the three months ended September 30, 2007 or 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     During the nine months ended September 30, 2007, the Company modified one option agreement. The modification involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company modified four option agreements including grants made to two members of the Company’s Board of Directors. The modifications included the repricing of one option for 50 shares of common stock from $4.80 to $3.57 per share and accelerating the vesting of two other grants totaling 21 shares of common stock. The Company recorded a charge of $43 during the nine months ended September 30, 2006 in connection with these modifications.
Restricted Stock
     During the nine months ended September 30, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vest as to 50% of the shares after six months and thereafter will vest pro rata monthly for the next six months. The Company did not grant any restricted stock during the nine months ended September 30, 2006.
Note 11 – Income Taxes
     The Company recorded an income tax provision of $228 and $192 for the three months ended September 30, 2007 and 2006, respectively. The company recorded an income tax provision of $813 and $438 for the nine months ended September 30, 2007 and 2006, respectively. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on our net operating losses, foreign tax rate differences, and withholding taxes.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $575. As of September 30, 2007, the recognition of the uncertain tax benefits above would not have an impact to our effective tax rate. In the absence of a valuation allowance on our deferred tax assets the recognition of these uncertain tax benefits would have an impact to our effective tax rate.
     The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not have any uncertain tax positions that would result in a payment of cash taxes, and as such, the Company does not have any interest accrued on uncertain tax positions as of the reporting date. As of September 30, 2007, the Company did not have any penalties accrued for uncertain tax positions.
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
Note 12 – Segment Reporting
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
     The Company generates its revenues in the following geographic regions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
United States of America (USA)	$9,161	$6,763	$26,350	$17,631
United Kingdom	1,682	1,117	5,130	2,760
Americas, excluding USA	1,464	712	3,545	1,796
EMEA, excluding the United Kingdom	3,464	3,039	10,989	7,976
Other	880	716	2,713	1,700

	$16,651	$12,347	$48,727	$31,863

     The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2007	2006
Americas	$1,985	$1,956
EMEA	1,295	1,407
Other	713	117

	$3,993	$3,480

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
     We were incorporated in May 2001 and introduced our first mobile games to the market in July 2002. In December 2004 and in March 2006, we acquired Macrospace and iFone, respectively, each a mobile game developer and publisher based in the United Kingdom. In the third quarter of 2005, we opened a Hong Kong office; in the third quarter of 2006, we opened an office in France; in the fourth quarter of 2006, we opened offices in Brazil and Germany; in the second quarter of 2007, we opened offices in China, Italy and Spain; and in the fourth quarter of 2007 we opened an office in Chile.

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
     In March 2007, we completed our initial public offering, or IPO, of common stock in which we sold and issued 7,300,000 shares of common stock at a price of $11.50 per share to the public. We raised a total of $83,950,000 in gross proceeds from the IPO, or approximately $74,758,000 in net proceeds after deducting underwriting discounts and commissions of $5,877,000 and other offering costs of $3,315,000. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680,292 shares of common stock.
Revenues
     We generate the vast majority of our revenues from wireless carriers that market and distribute our games. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download our games to their mobile phones. The carriers perform the billing and collection functions and generally remit to us a contractual fee or a contractual percentage of their collected fee for each game. We recognize as revenues the percentage of the fees due to us from the carrier (see “— Critical Accounting Policies and Estimates — Revenue Recognition” below). End users may also initiate the purchase of our games through various Internet portal sites or through other delivery mechanisms, with carriers generally continuing to be responsible for billing, collecting and remitting to us a portion of their fees. To date, eliminating the impact of our acquisitions, our domestic revenues have grown more rapidly in absolute dollars and as a percentage of total revenue than our international revenues, and we expect that this trend will continue in fiscal 2008.
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
     Absent further impairments of existing intangible assets, we expect amortization of intangible assets included in cost of revenues to be $485,000 for the remaining three months of 2007, $883,000 in 2008, $526,000 in 2009, $354,000 in 2010 and $84,000 in 2011. These amounts would likely increase if we make future acquisitions.
Gross Margin
     Our gross margin is determined principally by the mix of games that we license to our customers. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly; our original Glu-branded games, which are based on our own intellectual property, require no royalty payments to licensors. There are multiple internal and external factors that affect the mix of revenues from licensed games and Glu-branded games, including the overall number of licensed games and Glu-branded games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each game, and the deck placement of each game on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by its quality and third-party ratings, its marketing and media exposure, its consumer recognizability, its overall acceptance by end users and the availability of competitive games. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. Our gross margin is also adversely affected by ongoing amortization of acquired intangible assets, such as licensed content, games, trademarks and carrier contracts, that are directly related to revenue-generating activities and by periodic charges for impairment of these assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.
Operating Expenses
     Our operating expenses primarily include research and development expenses, sales and marketing expenses and general and administrative expenses. They have in the past also included amortization of acquired intangible assets not directly related to revenue-generating activities and, in the first quarter of fiscal 2006, a restructuring charge and a charge for acquired in-process research and development.
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
     We devote substantial resources to the development, porting and quality assurance of our games and expect this to continue in the future. We believe that developing games internally through our own development studios allows us to increase operating margins, leverage the technology we have developed and better control game delivery. During 2006, as a result of our acquisition of iFone, we substantially increased our use of external development resources, but we currently do not expect further significant increases in expenses for external development. Our games generally require six months to one year to produce, based on the complexity and feature set of the game developed, the number of carrier wireless platforms and mobile handsets covered, and the experience of the internal or external developer. We expect our research and development expenses will increase in absolute terms as we continue to create new games and technologies.
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
     Amortization of Intangible Assets. We record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as non-compete agreements, as part of our operating expenses. We record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We determine the fair value of the intangible assets using a discounted cash flows approach. We amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of two to six years. Absent impairments of existing intangible assets, we expect amortization of existing intangible assets to be $66,000 for the remaining three months of 2007, $267,000 in 2008, $267,000 in 2009 and $255,000 in 2010. These amounts would likely increase if we make future acquisitions.
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
     We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:
•	revenue recognition;

•	investments in marketable securities;

•	advance or guaranteed licensor royalty payments;

•	software development costs;

•	stock-based compensation;

•	comprehensive income/(loss); and

•	income taxes.

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

Investments in Marketable Securities
     We invest in auction rate securities that are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals set at the time of issuance (e.g., every seven, 28 or 35 days or every six months), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Historically, we had the ability and intent, if necessary, to liquidate any of these investments as needed in order to meet our needs within our normal operating cycles. As of December 31, 2006 all auction rate securities were included in short-term investments. Due to the disruptions of, and the resulting greatly reduced liquidity in certain financial markets in 2007, two of the Company’s AAA rated, corporate asset-backed auction rate securities totaling $2.8 million in purchased cost experienced failed auctions during the three months ended September 30, 2007. Due to the failed auctions, we were unable to sell the securities at their respective costs, resulting in a decrease in fair value of $259,000 as of September 30, 2007. Although we intend to liquidate these two investments as needed we do not currently have the same ability to do so and have reclassified these investments to other long-term assets as of September 30, 2007.
     We have classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, these securities are reported at fair value with any changes in market value reported as a part of comprehensive income/(loss). We have recorded an unrealized loss of $259,000 during the three and nine months ended September 30, 2007. No unrealized gains or losses were recognized during the three or nine months ended September 30, 2006.
     We periodically review these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. We recorded the $259,000 change in fair value as of September 30, 2007 as an unrealized loss within other comprehensive income/(loss) since the change in fair value was determined to be temporary.
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
     Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, we adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. As a result, we recorded a minimum guaranteed liability of approximately $7.2 million at September 30, 2007 and $1.4 million as of December 31, 2006. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of our liability. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
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
     In the three months ended September 30, 2007, we recorded total employee non-cash stock-based compensation expense of $1.2 million of which $72,000 represented continued amortization of deferred stock-based compensation for options granted prior to 2006 and $1.1 million represented expense recorded in accordance with SFAS 123R. In the nine months ended September 30, 2007, we recorded total employee non-cash stock-based compensation expense of $2.8 million, of which $218,000 represented continued amortization of deferred stock-based compensation for options granted prior to 2006 and $2.6 million represented expense recorded in accordance with SFAS 123R. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for the nine months ended September 30, 2007 was 12%. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
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
     At September 30, 2007, we had $8.4 million of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, that will be recognized over a weighted average period of 2.68 years. Based on the market closing price on September 30, 2007 of $9.07 per share, the aggregate intrinsic value of outstanding options and exercisable options at September 30, 2007, was $11.1 million and $7.4 million, respectively.
Comprehensive Income/(Loss)
     Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). Our other comprehensive income/(loss) includes foreign currency translation adjustments and unrealized gains/(losses) on available-for-sale securities.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2007 and 2006
     Revenues

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)
Revenues	$16,651	$12,347
     Our revenues increased $4.3 million, or 34.9%, from $12.3 million for the three months ended September 30, 2006 to $16.7 million for the three months ended September 30, 2007, due primarily to increased revenue per title, including our top ten titles, new titles, our growing catalog of titles, broader international distribution reach and increased adoption rates for mobile game users. Revenues from our top ten games increased from $7.1 million in the three months ended September 30, 2006 to $9.8 million in the three months ended September 30, 2007. The increase also resulted from sales of new titles, defined as games that have been in release for twelve months or less, including Transformers, Monopoly Here and Now, World Series of Poker and Deer Hunter 2. Revenues for the three months ended September 30, 2007 from our catalog, defined as games that have been in release for more than twelve months, increased by $2.2 million from the revenues derived from those games in the three months ended September 30, 2006. We increased worldwide distribution of iFone games and thus increased significantly the revenues derived from the licenses that we acquired from iFone. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $1.9 million from $5.6 million in the three months ended September 30, 2006 to $7.5 million in the three months ended September 30, 2007. The impact to revenues for the three months ended September 30, 2007 due to changes in foreign exchange results was immaterial.
     Cost of Revenues

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Cost of revenues:
Royalties	$4,587	$3,653
Impairment of prepaid royalties and guarantees	—	60
Amortization of intangible assets	483	553

Total cost of revenues	$5,070	$4,266

Revenues	$16,651	$12,347

Gross margin	69.6%	65.4%

     Our cost of revenues increased $804,000, or 18.8%, from $4.3 million in the three months ended September 30, 2006 to $5.1 million in the three months ended September 30, 2007. The increase resulted from an increase in royalties, which was offset by a decrease in impairment of prepaid royalties and guarantees and amortization of intangible assets. Royalties increased $934,000 principally because of higher revenues with associated royalties, including those acquired from iFone. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 86.5% in the three months ended September 30, 2006 to 88.6% in the three months ended September 30, 2007. The average royalty rate that we paid on games based on licensed intellectual property decreased from 34.8% in the three months ended September 30, 2006 to 31.1% in the three months ended September 30, 2007. As a result of the decreases in average royalty rate from branded titles and impairment of prepaid royalties and guarantees, overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 30.1% to 27.5%.
     Gross Margin
     Our gross margin increased from 65.4% in the three months ended September 30, 2006 to 69.6% in the three months ended September 30, 2007 because of the decrease in royalty rates, higher percentage of Glu-branded games being sold, decreased impairment of prepaid royalties and decreased amortization of intangible assets.
Research and Development Expenses

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Research and development expenses	$5,863	$4,273
Percentage of revenues	35.2%	34.6%
     Our research and development expenses increased $1.6 million, or 37.2%, from $4.3 million in the three months ended September 30, 2006 to $5.9 million in the three months ended September 30, 2007. The increase in research and development costs was primarily due to increases in salaries and benefits of $775,000, facility and overhead costs to support increased headcount of $617,000 and stock based compensation of $261,000 offset by a decrease in outside services costs for porting and external development of $147,000.
     Research and development staff increased from 140 at September 30, 2006 to 212 at September 30, 2007 and salaries and benefits increased as a result. The growth in headcount was due primarily to expanding our studio capacity in China. Research and development expenses included $49,000 of stock-based compensation expense in the three months ended September 30, 2006 and $310,000 in the three months ended September 30, 2007. As a percentage of revenues, research and development expenses increased from 34.6% in the three months ended September 30, 2006 to 35.2% in the three months ended September 30, 2007.
Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Sales and marketing expenses	$3,326	$2,989
Percentage of revenues	20.0%	24.2%
     Our sales and marketing expenses increased $337,000, or 11.3%, from $3.0 million in the three months ended September 30, 2006 to $3.3 million in the three months ended September 30, 2007. The increase in sales and marketing expenses was primarily due to an increase in salaries and benefits, excluding variable compensation, of $455,000 and an increase in stock-based compensation of $151,000. We increased our sales and marketing headcount from 44 at September 30, 2006 to 51 at September 30, 2007 to expand our marketing efforts for our games and to develop further market awareness of the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations in the Asia-Pacific and Latin America regions. The increases in expenses was offset by a $80,000 decrease in variable compensation due to a decrease in commissions paid to our sales employees and a $109,000 decrease in expenses associated with marketing programs. As a percentage of revenues, sales and marketing expenses declined from 24.2% in the three months ended September 30, 2006 to 20.0% in the three months ended September 30, 2007 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included $73,000 of stock-based compensation expense in the three months ended September 30, 2006 and $224,000 in the three months ended September 30, 2007.
     General and Administrative Expenses

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
General and administrative expenses	$4,149	$3,177
Percentage of revenues	24.9%	25.7%
     Our general and administrative expenses increased $972,000, or 30.6%, from $3.2 million in the three months ended September 30, 2006 to $4.1 million in the three months ended September 30, 2007. The increase in general and administrative expenses was primarily the result of a $313,000 increase in salaries and benefits, $305,000 increase in stock based compensation, $147,000 increase in D&O insurance costs, $87,000 increase in franchise taxes and $50,000 increase in travel and entertainment expenses. We increased our general and administrative headcount from 42 at September 30, 2006 to 57 at September 30, 2007 to support our continued growth and expansion. As a percentage of revenues, general and administrative expenses decreased from 25.7% in the three months ended September 30, 2006 to 24.9% in the three months ended September 30, 2007. General and administrative expenses included $321,000 of stock-based compensation expense in the three months ended September 30, 2006 and $626,000 in the three months ended September 30, 2007.
     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $168,000 in the three months ended September 30, 2006 and $67,000 in the three months ended September 30, 2007. The decrease was due to the full amortization of certain intangibles during 2006.
     Other Expenses
     Interest and other income/(expense), net, increased $2.4 million from a net other expense of $1.1 million in the three months ended September 30, 2006 to a net other income of $1.3 million in the three months ended September 30, 2007. This increase was primarily due to an increase of $776,000 in interest income resulting from the investment of proceeds from the IPO, a reduction of $388,000 of interest expenses in conjunction with a loan that was paid in full with proceeds from the IPO, an increase of $244,000 due to foreign currency transaction gains and an increase in the change in the fair value of the preferred stock warrants of $998,000 prior to their conversion to common stock warrants on the closing of the IPO. The warrants were subject to revaluation at each balance sheet date and changes in estimated fair value were recorded as a component of other income/(expense). Subsequent to the IPO and the associated conversion of the outstanding redeemable convertible preferred stock into common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants was transferred to additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.
     Income Tax Provision
     Income tax provision increased from $192,000 in the three months ended September 30, 2006 to $228,000 in the three months ended September 30, 2007 primarily as a result of increased foreign withholding taxes.
Comparison of the Nine Months Ended September 30, 2007 and 2006
     Revenues

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Revenues	$48,727	$31,863

     Our revenues increased $16.9 million, or 52.9%, from $31.9 million for the nine months ended September 30, 2006 to $48.7 million for the nine months ended September 30, 2007, due primarily to increased revenue per title, including our top ten titles, new titles, our growing catalog of titles, broader international distribution reach and increased adoption rates for mobile game users. Revenues from our top ten games increased from $18.9 million in the nine months ended September 30, 2006 to $27.4 million in the nine months ended September 30, 2007. The increase also resulted from sales of new titles, defined as games that have been in release for less than twelve months or less, including Transformers, Monopoly Here and Now, World Series of Poker, Who Wants to be a Millionaire (2nd Edition) and Deer Hunter 2. Revenues for the nine months ended September 30, 2007 from our catalog, defined as games that have been in release for more than twelve months, increased by $6.9 million from the revenues derived from those games in the nine months ended September 30, 2006. By utilizing our carrier relationships and our marketing and development resources, we were able to increase worldwide distribution of iFone games and thus to increase significantly the revenues derived from the licenses that we acquired from iFone. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $8.1 million from $14.2 million in the nine months ended September 30, 2006 to $22.4 million in the nine months ended September 30, 2007. The benefit to revenues for the nine months ended September 30, 2007 due to changes in foreign exchange rates was $1.1 million.
     Cost of Revenues

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cost of revenues:
Royalties	$13,267	$9,656
Impairment of prepaid royalties and guarantees	—	319
Amortization of intangible assets	1,589	1,223

Total cost of revenues	$14,856	$11,198

Revenues	$48,727	$31,863

Gross margin	69.5%	64.9%
     Our cost of revenues increased $3.7 million, or 32.7%, from $11.2 million in the nine months ended September 30, 2006 to $14.9 million in the nine months ended September 30, 2007. The increase resulted from an increase in royalties and amortization of acquired intangible assets, which was offset by a decrease in impairment of prepaid royalties and guarantees. Royalties increased $3.6 million principally because of higher revenues with associated royalties, including those acquired from iFone. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 88.4% in the nine months ended September 30, 2006 to 87.6% in the nine months ended September 30, 2007. The average royalty rate that we paid on games based on licensed intellectual property decreased from 35.4% in the nine months ended September 30, 2006 to 31.1% in the nine months ended September 30, 2007. As a result of the decreases in average royalty rate from branded titles and impairment of prepaid royalties and guarantees, overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 31.3% to 27.2%. Amortization of intangible assets increased by $366,000 due primarily to the amortization of intangible assets acquired in 2006 from iFone.
     Gross Margin
     Our gross margin increased from 64.9% in the nine months ended September 30, 2006 to 69.5% in the nine months ended September 30, 2007 because of the decrease in royalty rates and impairment of prepaid royalties and guarantees but offset by the increase in the amortization of intangible assets.
Research and Development Expenses

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Research and development expenses	$16,153	$11,346
Percentage of revenues	33.1%	35.6%

     Our research and development expenses increased $4.8 million, or 42.4%, from $11.3 million in the nine months ended September 30, 2006 to $16.2 million in the nine months ended September 30, 2007. The increase in research and development costs was primarily due to increases in salaries and benefits of $2.1 million, outside services costs for porting and external development of $912,000, facility and overhead costs to support the increased headcount of $988,000, research materials of $163,000, travel and entertainment of $97,000 and stock based compensation of $565,000.
     Research and development headcount increased from 140 at September 30, 2006 to 212 at September 30, 2007 and salaries and benefits increased as a result. The growth in headcount was due primarily to expanding our studio capacity in China. Research and development expenses included $100,000 of stock-based compensation expense in the nine months ended September 30, 2006 and $665,000 in the nine months ended September 30, 2007. As a percentage of revenues, research and development expenses declined from 35.6% in the nine months ended September 30, 2006 to 33.1% in the nine months ended September 30, 2007 due to an increase in revenues.
Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Sales and marketing expenses	$9,532	$8,316
Percentage of revenues	19.6%	26.1%
     Our sales and marketing expenses increased $1.2 million, or 14.6%, from $8.3 million in the nine months ended September 30, 2006 to $9.5 million in the nine months ended September 30, 2007. The increase was primarily due to an increase of $457,000 for marketing campaigns, $195,000 in travel and entertainment and $368,000 in stock-based compensation. Salaries and benefits, excluding variable compensation, increased $541,000. We increased our sales and marketing headcount from 44 at September 30, 2006 to 51 at September 30, 2007 to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations in the Asia-Pacific and Latin America regions. The increase in these costs was offset by a reduction of variable compensation of $142,000 due to a decrease in commissions paid to our sales employees and a reduction of $115,000 in severance expenses. As a percentage of revenues, sales and marketing expenses declined from 26.1% in the nine months ended September 30, 2006 to 19.6% in the nine months ended September 30, 2007 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included $130,000 of stock-based compensation expense in the nine months ended September 30, 2006 and $498,000 in the nine months ended September 30, 2007.
     General and Administrative Expenses

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
General and administrative expenses	$12,422	$7,683
Percentage of revenues	25.5%	24.1%
     Our general and administrative expenses increased $4.7 million, or 61.7%, from $7.7 million in the nine months ended September 30, 2006 to $12.4 million in the nine months ended September 30, 2007. The increase in general and administrative expenses was primarily the result of a $2.2 million increase in salaries and benefits, $756,000 increase in professional fees, $878,000 increase in stock based compensation, $353,000 increase in facility and overhead costs to support additional headcount, $296,000 increase in D&O insurance and $124,000 increase in travel and entertainment. We increased our general and administrative headcount from 42 at September 30, 2006 to 57 at September 30, 2007 to support our continued growth and expansion. As a percentage of revenues, general and administrative expenses increased from 24.1% in the nine months ended September 30, 2006 to 25.5% in the nine months ended September 30, 2007 as a result of increased salaries and benefits and spending in accounting and legal fees. General and administrative expenses included $735,000 of stock-based compensation expense in the nine months ended September 30, 2006 and $1.6 million in the nine months ended September 30, 2007.

     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $477,000 in the nine months ended September 30, 2006 and $200,000 in the nine months ended September 30, 2007. The decrease was due to the full amortization of certain intangibles during 2006.
     Our acquired in-process research and development decreased from $1.5 million in the nine months ended September 30, 2006 to zero in the nine months ended September 30, 2007. The IPR&D charge recorded in 2006 was related to the development of new games by iFone. We determined the value of acquired IPR&D using a discounted cash flows approach. We calculated the present value of expected future cash flows attributable to the in-process technology using a 21% discount rate. This rate took into account the percentage of completion of the development effort of approximately 20% and the risks associated with our developing technology given changes in trends and technology in our industry. As of December 31, 2006, all acquired IPR&D projects had been completed at a cost similar to the original projections.
     Our gain on sale of assets increased from zero during the nine months ended September 30, 2006 to $1.0 million during the nine months ended September 30, 2007 due to the sale of ProvisionX software to a third party in February 2007. Under the terms of the agreement, we will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following the sale, by the third party.
     Other Expenses
     Interest and other income/(expense), net, increased from a net expense of $904,000 in the nine months ended September 30, 2006 to income of $1.8 million in the nine months ended September 30, 2007. This increase was primarily due to an increase in interest income of $1.6 million resulting from the investment of proceeds from the IPO offset by an increase in interest expenses of $196,000 in conjunction with a loan from a lender which included $548,000 of non-cash interest expense related to the full recognition of the unamortized debt issuance costs and warrant discount on upon extinguishment of the loan with proceeds from the IPO. Other income also increased due to an increase in foreign currency transaction gains of $279,000 and by a benefit in the change in the fair value of the preferred stock warrants of $1.1 million prior to their conversion to common stock warrants on the closing of the IPO. The warrants were subject to revaluation at each balance sheet date and changes in estimated fair value were recorded as a component of other income/(expense). Subsequent to the IPO and the associated conversion of the outstanding redeemable convertible preferred stock into common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants was transferred to additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.
     Income Tax Provision
     Income tax provision increased from $438,000 in the nine months ended September 30, 2006 to $813,000 in the nine months ended September 30, 2007 primarily as a result of increased foreign withholding taxes.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$2,142	$612
Depreciation and amortization	3,305	2,796
Cash flows provided by/(used in) operating activities	303	(10,554)
Cash flows provided by investing activities	4,848	2,292
Cash flows provided by financing activities	62,849	11,208
     Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $51.5 million and $46.0 million as of September 30, 2007 and December 31, 2006, respectively. Our primary sources of liquidity have historically been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million. In the nine months ended September 30, 2007, we raised $74.8 million of proceeds, net of underwriting discounts and expenses, in our IPO. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.

Operating Activities
     In the nine months ended September 30, 2007, net cash provided by operating activities was $303,000 as compared to $10.6 million of net cash used in operating activities in the nine months ended September 30, 2006. This increase was primarily due to a decline in our net loss of $7.6 million from the nine months ended September 30, 2007 as compared to the same period in 2006, decreased payments in accounts payable and accrued liabilities of $6.8 million due primarily to the payment of liabilities assumed as a part of the iFone acquisition in the nine months ended September 30, 2006, decreased payments for restructuring of $1.4 million and an increase in collections from accounts receivables of $411,000. Non-cash items increased for the nine months ended September 30, 2007 by $422,000, $87,000, $1.8 million, $485,000 and $1.0 million for depreciation, amortization of intangible assets, stock based compensation, non-cash interest expense and change in carrying value of preferred stock warrant liability, respectively, as compared to the same period in 2006.
     This was offset by a charge for acquired IPR&D of $1.5 million in the nine months ended September 30, 2006, the impairment of prepaid royalties and guarantees of $319,000 in the nine months ended September 30, 2006 and a gain on sale of assets of $1.0 million in the nine months ended September 30, 2007. Cash used for prepaid expenses and other assets, royalties and accrued compensation increased by $1.2 million, $1.9 million and $739,000, respectively, in the nine months ended September 30, 2007 as compared to the same period in 2006.
     We expect to use cash in our operating activities during the fourth quarter of 2007 because of anticipated net losses and expected growth in our accounts receivable balance due to the expected growth in our revenues. Additionally, we may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
     Our primary investing activities have consisted of purchases and sales of short-term investments, purchases of property and equipment, and, in the nine months ended September 30, 2006, the acquisition of iFone. We expect to use more cash in investing activities in 2007 as we expand our internal development capacity in the Asia-Pacific region. We expect to fund this investment with our existing cash, cash equivalents and short-term investments.
     In the nine months ended September 30, 2007, we generated $4.8 million of net cash from investing activities. This net cash resulted from net sales of short-term investments of $6.0 million and $1.0 million in proceeds from the sale of assets offset by purchases of property and equipment of $2.1 million.
     In the nine months ended September 30, 2006 we generated $2.3 million of net cash from investing activities. This net cash resulted from net sales of short-term investments of $10.3 million, offset by the acquisition of iFone for cash and stock, net of cash acquired, of $7.4 million and purchases of property and equipment of $612,000.
Financing Activities
     In the nine months ended September 30, 2007, our financing activities provided $62.8 million of cash primarily from $78.1 million of IPO proceeds net of underwriters’ fees offset by the payment of the $12.0 million loan from the lender. Additionally, we paid $3.3 million during the nine months ended September 30, 2007 for the payment of offering costs related to the IPO.
     In the nine months ended September 30, 2006, our financing activities provided $11.2 million of cash primarily from $12.0 million of proceeds from a loan offset by $926,000 in loan payments substantially all of which came from the payment of a loan assumed in connection with the iFone acquisition.
Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments
     Our cash, cash equivalents and short-term investments were $72.0 million as of September 30, 2007. We believe that our cash, cash equivalents and short-term investments and any cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.
Contractual Obligations
     The following table is a summary of our contractual obligations as of September 30, 2007:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$9,587	$701	$6,543	$2,343	$—
Guaranteed royalties(1)	13,348	5,554	7,019	775	—

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Pursuant to some of these agreements, we are required to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Certain of these minimum payments totaling $7.7 million have been recorded as liabilities in our condensed consolidated balance sheet because payment is not contingent upon performance by the licensor.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Credit Risk
     We have exposure to interest rate risk that relates primarily to our investment portfolio. We invest excess cash in money market funds and auction rate securities. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.
     As of September 30, 2007 and December 31, 2006, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Hong Kong, Brazil, Germany, France, Spain and Italy and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these institutions. Due to disruptions of, and the resulting greatly reduced liquidity in certain financial markets in 2007, two of our AAA rated, corporate asset-backed auction rate securities totaling $2.8 million in purchased cost experienced failed auctions during the three months ended September 30, 2007. Due to the failed auctions, we were unable to sell the securities at their respective costs, resulting in a decrease in fair value of $259,000 as of September 30, 2007. Although we intend to liquidate these two investments as needed we do not currently have the same ability to do so and have reclassified these investments to other long-term assets as of September 30, 2007.

     Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At September 30, 2007, Verizon Wireless and Sprint Nextel accounted for 25% and 11% of our total accounts receivable, respectively. At December 31, 2006, Verizon Wireless, Sprint Nextel and Vodafone accounted for 21%, 11% and 10% of our total accounts receivable, respectively.
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
     We have incurred significant losses since inception, including a net loss of $8.3 million in 2004, a net loss of $17.9 million in 2005 and a net loss of $12.3 million in 2006. As of December 31, 2006, we had an accumulated deficit of $46.0 million, and as of September 30, 2007, we had an accumulated deficit of $51.5 million. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new games, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in recent periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.
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
     We were incorporated in May 2001 and began selling mobile games in July 2002. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
•	maintain our current, and develop new, wireless carrier relationships, particularly in international markets;

•	maintain and expand our current, and develop new, relationships with third-party branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and third-party branded content owners;

•	maintain and enhance our own brands;

•	continue to develop new high-quality mobile games that achieve significant market acceptance;

•	continue to port existing mobile games to new mobile handsets;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	increase the number of end users of our games;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our website and third-party direct-to-consumer distributors;

•	expand our development capacity in countries with lower costs;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.
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
     Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 80.5% and 88.4% of our revenues in 2005 and 2006, respectively. In 2006, revenues derived from our four largest licensors, Atari, Fox, PopCap Games and Celador, together accounted for approximately 58.1% of our revenues. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, our license with Hasbro under which we create our Battleship, Clue, Game of Life and Monopoly games, which in the past have accounted for a significant portion of our revenue, will expire in December 2007. Many of these licensors already develop games for other platforms, and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.
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
     Many other factors outside our control could impair our ability to generate revenues through a given carrier, including the following:
•	the carrier’s preference for our competitors’ mobile games rather than ours;

•	the carrier’s decision not to include or highlight our games on the deck of its mobile handsets;

•	the carrier’s decision to discontinue the sale of our mobile games or all mobile games like ours;

•	the carrier’s decision to offer games to its subscribers without charge or at reduced prices;

•	the carrier’s decision to require market development funds from publishers like us;

•	the carrier’s decision to restrict or alter subscription or other terms for downloading our games;

•	a failure of the carrier’s merchandising, provisioning or billing systems;

•	the carrier’s decision to offer its own competing mobile games;

•	the carrier’s decision to transition to different platforms and revenue models; and

•	consolidation among carriers.
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
     International sales represented approximately 41.8% and 44.8% of our revenues in 2005 and 2006, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, opened our Hong Kong office in July 2005, expanded our presence in the European market with our acquisition of iFone in March 2006, opened an office in France in the third quarter of 2006, opened additional offices in Brazil and Germany in the fourth quarter of 2006, opened additional offices in China, Italy and Spain in the second quarter of 2007, and opened an office in Chile in the fourth quarter of 2007. We expect to open additional international offices, and we expect international sales to continue to be an important component of our revenues. Risks affecting our international operations include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     During the three months ended September 30, 2007, a holder of warrants elected to net exercise warrants to purchase 52 shares of common stock which were converted to 41 shares of common stock. The issuance of these shares upon exercise of the warrants was deemed to be exempt from registration under Section4(2) of the Securities Act and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering transaction.
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
     The net proceeds of our IPO were $74.8 million. Through September 30, 2007, we used approximately $12.0 million of the net proceeds to repay in full the principal and accrued interest on our outstanding loan from the lender. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
     Our management will retain broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.01	Sublease dated as of August 22, 2007, between Oracle USA, Inc., and Glu Mobile Inc.	8-K	001-33368	10.1	08/28/07

10.02+	Publishing and Distribution Agreement dated as of October 1, 2004, as amended through July 11, 2007, by and among PopCap Games, Inc., PopCap Games International Ltd. and Glu Mobile Inc.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

+	The omitted portions of this exhibit have been filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.

Date: November 14, 2007	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Albert A. Pimentel
Albert A. Pimentel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.01	Sublease dated as of August 22, 2007, between Oracle USA, Inc., and Glu Mobile Inc.	8-K	001-33368	10.1	08/28/07

10.02+	Publishing and Distribution Agreement dated as of October 1, 2004, as amended through July 11, 2007, by and among PopCap Games, Inc., PopCap Games International Ltd. and Glu Mobile Inc.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

+	The omitted portions of this exhibit have been filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile specifically incorporates it by reference.