Form 10-K
period 2007-12-31
GLU MOBILE INC
filed 2008-03-31
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368
Glu Mobile Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2143667 (IRS Employer Identification No.)
2207 Bridgepointe Parkway, Suite 250, San Mateo, California (Address of Principal Executive Offices)	94404 (Zip Code)
(650) 532-2400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The Nasdaq Global Market, was approximately $251,607,500. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 21, 2008, was 29,336,465.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2008 Annual Meeting of Stockholders to be held on June 3, 2008 and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (SEC) filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

Glu Mobile is a leading global publisher of mobile games. We have developed and published a portfolio of more than 195 casual and traditional games to appeal to a broad cross section of the subscribers served by our more than 200 wireless carriers and other distributors. We create games and related applications based on third-party licensed brands and other intellectual property, as well as on our own original brands and intellectual property. Our games based on licensed intellectual property include Call of Duty 4, Deer Hunter 2, Diner Dash 2, Sonic the Hedgehog, Transformers, World Series of Poker and Zuma. Our original games based on our own intellectual property include Brain Genius, Frantic Factory, My Hangman, Shadowalker, Space Monkey and Super K.O. Boxing.

We believe that the rapid growth of the mobile game market has been driven by continued advances in wireless communications technology, proliferation of multimedia-enabled mobile handsets, increasing availability of high-quality mobile games and increasing end-user awareness of, and demand for, mobile games.

We seek to attract end users by developing engaging content that is designed specifically to take advantage of the portability and networked nature of mobile handsets. We leverage the marketing resources and distribution infrastructure of wireless carriers and the brands and other intellectual property of third-party content owners, allowing us to focus our efforts on developing and publishing high-quality mobile games. We believe that the quality of our games, the breadth of our distribution and licensing relationships, and the advantages we gain through our technology will enable us to gain share in this growing market.

By using carriers’ distribution infrastructures, we afford end users of our games the convenience of paying through their mobile phone bill, while eliminating for us the traditional publishing costs associated with packaging, shipping, stocking, inventory management and return processing. In 2007, our largest wireless carrier customers in each region by revenues were Verizon Wireless, AT&T, Sprint Nextel and T-Mobile USA in North America; Vodafone, Hutchinson 3G, Orange and O2 in Europe; TelCel, TIM Celular and Vivo in Latin America; and Vodafone and Hutchinson 3G Australia in Asia Pacific. Carriers market and distribute our games, retaining a portion of the gross fee paid by their subscribers for purchasing or accessing our games and paying to us the remainder. Thus, the carriers have the opportunity to increase their average revenue per subscriber.

By licensing intellectual property from third-party content owners, we provide end users brands and content with which they are familiar, while eliminating for us the need to develop all of our games from our own intellectual property. Our branded content owners provide us with well-known consumer brands and other intellectual property on which we have based mobile games. When we use licensed content in the development of our games, or when we distribute mobile games developed by branded content owners, we share with the branded content owner a portion of the amount paid to us by carriers, thereby allowing it to derive incremental revenue from its content. We also provide a solution for content owners to the development and distribution challenges associated with creating and distributing their own mobile games.

We believe that our carriers and content owners value our global reach, the consistently high quality of our game portfolio, the creativity of our development studios, and our mobile-specific development expertise, including our ability to port games to more than 1,000 different handset models with various combinations of underlying technologies, user interfaces, keypad layouts, screen resolutions, sound capabilities and other carrier-specific customizations.

Our Competitive Strengths

We believe we have a proven capability to develop high-quality mobile games that engage end users. Our portfolio of more than 195 games includes a variety of genres and is designed to appeal to the diverse interests of the broad wireless subscriber population. As the mobile entertainment market continues to develop, we believe that wireless carriers and branded content owners will increasingly recognize the benefits of partnering with independent mobile entertainment publishers that have achieved the scale necessary to develop and publish a consistent portfolio of high-quality games and to distribute them globally. We believe that we will continue to be attractive to carriers, content owners and end users because of the following:

•	our diverse portfolio of award-winning high quality mobile games;

•	our global scale in distribution, sales and marketing;

•	our strong relationships with branded content owners;

•	our proprietary porting and data mining capabilities; and

•	our experienced management team.

Our Strategy

Our goal is to be the leading global publisher of mobile games and other mobile entertainment applications. To achieve this goal, we plan to:

•	continue to create award-winning games through ongoing investment in our studio and technical development capabilities;

•	leverage and grow our portfolio of games;

•	expand and strengthen our distribution;

•	build up our position as a leading global publisher to strengthen licensing relationships; and

•	gain scale through select acquisitions.

Our Products

We design our portfolio of games to appeal to the diverse interests of the broad wireless subscriber population. We believe that the quality of our games, as recognized by numerous industry awards, is key to their repeated success. We focus on developing a portfolio of games across a number of genres designed to increase adoption and repeat purchase rates by subscribers. We also develop and publish ringtones and wallpaper in coordination with a small number of our games, such as Transformers. Revenues from applications other than games have not been material to date.

End users typically purchase our games from their wireless carrier and are billed on their monthly phone bill. In the United States, one-time fees for unlimited use generally range between approximately $5.00 and $10.00, and prices for subscriptions generally range between approximately $2.50 and $4.00 per month, typically varying by game and carrier. In Europe, one-time fees for unlimited use generally range between approximately $2.50 and $10.00 (at current exchange rates), and prices for subscriptions generally range between approximately $1.50 and $4.00 per month (at current exchange rates), typically varying by game and carrier. Prices in the Asia-Pacific and

Latin America regions are generally lower than in the United States and Europe. Carriers normally share with us 50% to 70% of their subscribers’ payments for our games, which we record as revenues. In the case of games based on licensed brands, we, in turn, share with the content licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was approximately 34% in 2006 and approximately 31% in 2007. However, the individual royalty rates that we pay can be significantly above or below the average because our licenses were signed over a number of years and in many cases were negotiated by one of the companies we acquired. The royalty rates also vary based on factors such as the strength of the licensed brand.

Our portfolio of games includes original games based on our own intellectual property and games based on brands and other intellectual property licensed from branded content owners. These latter games are inspired by non-mobile brands and intellectual property, including movies, board games, Internet-based casual games and console games. In 2007, Glu-branded original games accounted for approximately 11.9% of our revenues. Games based on licensed content from Hasbro, under agreements covering Transformers, Monopoly, Game of Life and other titles, accounted for approximately 22.9% of our revenues for this period. As previously disclosed, the license covering the classic Hasbro board game titles terminates at the end of the first quarter of 2008. No other licensor represented more than 10.0% of our revenues in 2007. As a result of the ordinary lifecycle of titles and the pending expiration of various agreements, we do not expect any licensor to account for more than 10% of revenues in 2008.

Our games typically generate revenues for 18 to 24 months after release. As a result, we generate a significant portion of our revenues from our collection of games that have been in release for more than 12 months, which we sometimes refer to as our catalog. In 2007, we had more than 195 active titles generating revenues, of which the casual, pop culture, gamer, classic and sports genres each had at least 20 titles.

Wireless carriers generally control the price charged to end users for our mobile games either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change established prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our games, or changes in these prices could adversely affect market acceptance of those games. Similarly, for the significant minority of our carriers, including Verizon Wireless, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all, even though our wholesale price was reduced. A failure or delay by these carriers in adjusting the retail price for our games could adversely affect sales volume and our revenues for those games.

Changes in end-user tastes and advances in technology combined with limitations on our ability to introduce additional versions of games under many of our license agreements, even those with durations longer than the typical shelf life of our games, mean that we are frequently evaluating ideas for new potential games and will need to obtain new licenses or develop new original games on an ongoing basis. We may be unable to obtain new licenses or to obtain them on terms favorable to us. Failure to maintain or renew our existing licenses or to obtain additional licenses could impair our ability to introduce new mobile games or continue our current games, which could materially harm our business, operating results and financial condition. Even if we are successful in gaining new licenses or extending existing licenses, we may fail to anticipate the entertainment preferences of our end users when making choices about which brands or other content to license. If the entertainment preferences of end users shift to content or brands owned or developed by companies with which we do not have relationships, we may be unable to establish and maintain successful relationships with these developers and owners, which would materially harm our business, operating results and financial condition.

Sales, Marketing and Distribution

We market and sell our games primarily through wireless carriers. Because of our internal development, porting and operations capabilities, we believe that we have an advantage over our competitors in the ability to execute simultaneous and coordinated “day-and-date” game launches. These coordinated launches typically are used for games associated with other content platforms such as films, television and console games. We also coordinate our marketing efforts with carriers and mobile handset manufacturers in the launch of new games with new handsets.

Our sales and marketing organization focuses on increasing end-user awareness, adoption and repeat purchase rates through a variety of programs. We co-market our games with our partners, including carriers, branded content owners and direct-to-consumer companies. For example, when we create an idea for a game, we discuss the game with carriers early in the development process to gain an understanding of the attractiveness of the game to them, to obtain their other feedback regarding the game, and to develop plans for co-marketing and a potential launch strategy. We also coordinate our marketing efforts with those of branded content owners, especially where our games will be launched concurrently with their film, television show or other entertainment product. These programs leverage the sales and marketing resources of our carriers and content licensors to amplify our own sales and marketing efforts. In addition, we work with our carriers to develop merchandising initiatives that stimulate trial and purchase such as pre-loading of games on handsets, often with free trials, Glu-branded game menus that offer games for trial or sale, and pay-per-play or other alternative billing arrangements.

We believe that placement of games on the top level or featured handset menu or toward the top of the genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in games achieving a greater degree of commercial success. We believe that a number of factors may influence the deck placement of a game including:

•	the perceived attractiveness of the title or brand;

•	the past success of the game or of other games previously introduced by a publisher;

•	the number of handsets for which a version of the game is available;

•	the relationship with the applicable carrier;

•	the carrier’s economic incentives with respect to the particular game, such as the revenue split percentage; and

•	the level of marketing support, including marketing development funds.

If carriers choose to give our games less favorable deck placement, our games may be less successful than we anticipate and our business, operating results and financial condition may be materially harmed.

We currently have agreements with more than 200 carriers and other distributors that in the aggregate reach more than one billion subscribers. End users download our mobile games and related applications to their handsets, and typically their carrier bills them a one-time fee or monthly subscription fee, depending on the end user’s desired payment arrangement and the carrier’s offerings. Our carrier distribution agreements establish the portion of revenues that will be retained by the carrier for distributing our games and other applications. Our carrier agreements do not establish us as the exclusive provider of mobile games with the carriers and typically have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party. In addition, the carriers can usually terminate these agreements early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our games. In many of these agreements, we warrant that our games do not contain libelous or obscene content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property.

In 2007, Verizon Wireless accounted for 23.0% of our revenues. No other carrier represented more than 10.0% of our revenues in 2007. In 2006, Verizon Wireless, Sprint Nextel, AT&T and Vodafone accounted for 20.6%, 12.6%, 11.3% and 10.6%, respectively, of our revenues. In 2005, those carriers accounted for 24.3%, 11.9%, 11.9% and 6.2%, respectively, of our revenues.

Although we intend to continue the primary distribution of our games through carriers, we also market and sell our games through our own website and various Internet portals. Currently, revenues from these alternative distribution channels are immaterial. However, we believe that these channels increase the exposure of our games and brand to end users and that they may become significant channels in the future. As with our carriers, we believe that inferior placement of our games in the menus of off-deck distributors will result in lower revenues than might otherwise be anticipated from these alternative sales channels.

Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. We depend on their reports for information regarding the amount of sales of our games and related applications and to determine the amount of royalties we owe branded content licensors and the amount of our revenues. These reports may not be timely, and in the past they have contained, and in the future they may contain, errors. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. This could harm our business, operating results and financial condition.

Seasonality

Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new handsets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game purchases, most of this holiday impact occurs for us in our first calendar quarter. In addition, we seek to release many of our games in conjunction with specific events, such as the release of a related movie. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we sometimes experience seasonal sales decreases during the summer, particularly in Europe.

Studios

We have six internal studios that create and develop games and other entertainment products tailored to mobile handsets. These studios, based in San Mateo, California, London, England, Beijing, China, Hefei, China, Sao Paulo, Brazil and Moscow, Russia, have the ability to design and build products from original intellectual property, based on games originated in other media such as online and game consoles, or based on other licensed brands and intellectual property.

Where we license intellectual property from films or other brands or content not based on games from other media, our game development process involves a significant amount of creativity. Even licensed console or Internet games require more than a simple port to the mobile environment; rather, our developers must create games that are inspired by the game play of the original. In each of these cases, our creative and technical studio expertise is necessary to design games that appeal to end users and work well on handsets with their inherent limitations such as small screen sizes and control buttons.

In addition, our studios develop games with worldwide appeal such as Transformers as well as games that are regionally and culturally relevant like Pasapalabra. We anticipate expanding our creative and development teams in Asia and Latin America for localization and development of culturally attuned games.

Product Development and Technology

We have developed proprietary technologies and product development processes that are designed to enable us rapidly and cost effectively to develop and publish games that are consistently rated as high quality by industry publications such as IGN Entertainment, Modojo and WGWorld, and that meet the needs of our wireless carriers. These technologies and processes include:

•	our development platforms;

•	porting tools and processes;

•	broad development capabilities;

•	application hosting;

•	provisioning and billing capabilities;

•	merchandising and marketing platform; and

•	thin client-server platform.

As of December 31, 2007, we had 287 employees in research and development, up from 150 as of December 31, 2006. Research and development expenses were $22.4 million and $16.0 million for 2007 and 2006, respectively. We expect to increase to increase in absolute dollars spending for research and development activities.

Competition

Our primary competitors include Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. In the future, likely competitors include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Wireless carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games. If carriers enter the mobile game market as publishers, they might refuse to distribute some or all of our games or might deny us access to all or part of their networks.

The development, distribution and sale of mobile games is a highly competitive business. For end users, we compete primarily on the basis of brand, game quality and price. For carriers, we compete for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

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

Further, our capital resources limit the number of games that we can develop and market, and any inability to predict successfully the appropriate level of marketing investment in each game could result in lower earnings than we anticipate.

Intellectual Property

Our intellectual property is an essential element of our business. We use a combination of trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We are the owner of 11 trademarks registered with the U.S. Patent and Trademark office, including Glu, Alpha Wing, Ancient Empires, Super K.O. Boxing and our ’g’ character logo, and have ten trademark applications pending with the U.S. Patent and Trademark Office, including Brain Genius, Frantic Factory, Get Cookin’, Poppin Panda,

Shadowalker, Space Monkey, Vegas Hustler and White House Rumble. We also own one or more registered trademarks in Argentina, Australia, Canada, Chile, Colombia, Dominican Republic, Ecuador, the European Union, Guatemala, Hong Kong, Japan, Mexico, New Zealand, Panama, Peru, Singapore, South Korea, Taiwan, Thailand, the United Kingdom, Uruguay and Venezuela, including the names Alpha Wing, Ancient Empires, Brain Genius, Super K.O. Boxing, Glu and our ’g’ character logo, and have a number of trademark applications pending in more than ten other jurisdictions for the same and other trademarks. Registration of both U.S. and foreign trademarks are renewable every ten years.

In addition, many of our games and other applications are based on or incorporate intellectual property that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that generally range from two to five years. Our licensed brands include, among others, Age of Empires III, Call of Duty 4, Deer Hunter 2, Diner Dash 2, Sonic the Hedgehog, Transformers, World Series of Poker and Zuma. Our licensors include a number of well-established video game publishers and major media companies.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Although we believe that our product offerings do not infringe the intellectual property rights of any third party, we cannot be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our games or other applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party, any of which would have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2007, we had 417 employees, including 287 in research and product development. Of these employees, 139 were in the United States and Canada, 101 were in Europe, 165 were in Asia Pacific and 12 were in Latin America. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

Corporate History and Information

We were incorporated in Nevada in May 2001 as Cyent Studios, Inc. and changed our name to Sorrent, Inc. later that year. In November 2001, we incorporated a wholly owned subsidiary in California, and, in December 2001, we merged the Nevada corporation into this California subsidiary to form Sorrent, Inc., a California corporation. In May 2005, we changed our name to Glu Mobile Inc. In March 2007, we reincorporated in Delaware and implemented a 1-for-3 reverse split of our common stock and convertible preferred stock. Also in March 2007, we completed our initial public offering. In December 2004, we acquired Macrospace Limited, or Macrospace, a company registered in England and Wales, in March 2006, we acquired iFone Holdings Limited, or together with its affiliates iFone, a company registered in England and Wales, in December 2007, we acquired Beijing Zhangzhong MIG Information Technology Co. Ltd., or together with its affiliates MIG, a domestic limited liability company organized under the laws of China, and in March 2008, we acquired Superscape Group plc, or together with its affiliates Superscape, a company registered in England and Wales with operations in Russia.

Available Information

Our Internet address is www.glu.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance. Because of the risks and uncertainties discussed below, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

We have incurred significant losses since inception, including a net loss of $17.9 million in 2005, a net loss of $12.3 million in 2006 and a net loss of $3.3 million in 2007. As of December 31, 2007, we had an accumulated deficit of $52.4 million. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new games, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in recent periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.

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

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual games and carrier relationships represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed, or we may experience a significant reduction in revenue if licenses are not renewed. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the U.S. economy, including those that impact discretionary consumer spending. Recent macroeconomic issues such as those involving sub-prime mortgages and liquidity issues, as well as liquidity issues in the auction rate securities that we invest in, may negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new mobile games released by us and our competitors;

•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and games released in prior periods;

•	changes in prominence of deck placement for our leading games and those of our competitors;

•	the expiration of existing content licenses for particular games;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in the mix of original and licensed games, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the timeliness of reporting from carriers;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile games and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

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

Our primary competitors include Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. In the future, likely competitors include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games. If carriers enter the mobile game market as publishers, they might refuse to distribute some or all of our games or might deny us access to all or part of their networks.

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

Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 80.5%, 88.4% and 88.1% of our revenues in 2005, 2006 and 2007, respectively. For example, in 2007, revenues derived under various licenses from our four largest licensors, Atari, Harrah’s, Hasbro and PopCap Games, together accounted for approximately 49.5% of our revenues. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, one of our licenses with Hasbro under which we create our Battleship, Clue, Game of Life and Monopoly games, which in the past have accounted for a significant portion of our revenue, expired in March 2008. Many of these licensors already develop games for other platforms, and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. Additionally, licensors may elect to work with publishers who can develop and publish products across multiple platforms, such as mobile, online and console, which we currently cannot offer.

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

We currently rely on wireless carriers to market and distribute our games and thus to generate our revenues. In particular, subscribers of Verizon Wireless represented 23.0% of our revenues in 2007. The loss of or a change in any significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

Our future success is highly dependent upon maintaining successful relationships with the wireless carriers with which we currently work and establishing new carrier relationships in geographies where we have not yet established a significant presence. A significant portion of our revenues is derived from a very limited number of carriers. In 2007, we derived approximately 23.0% of our revenues from subscribers of Verizon Wireless. No other carrier represented more than 10.0% of our revenues in 2007. In 2006, we derived approximately 20.6% of our revenues from subscribers of Verizon Wireless, 12.6% of our revenues from subscribers of Sprint Nextel affiliates, 11.3% of our revenues from subscribers of AT&T and 10.6% of our revenues from subscribers of Vodafone. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than 20 carriers for the foreseeable future. Our failure to maintain our relationships with these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

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

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, Superscape, which has a significant presence in Russia, in March 2008 and MIG, which is based in China, in December 2007. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration, particularly given the frequency, size and varying scope of our recent acquisitions of Superscape and MIG;

•	declining employee morale and retention issues resulting from changes in compensation, management, reporting relationships, future prospects or the direction of the business;

•	the need to integrate each acquired company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company that the acquired companies lacked prior to acquisition;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Some or all of these issues may result from our acquisitions, including our acquisitions of MIG and Superscape. If the anticipated benefits of any of these or future acquisitions do not materialize, we experience difficulties integrating these businesses or businesses acquired in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

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

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2006 and 2007, we generated approximately 53.3% and 52.7% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in any of those periods. We expect to release a relatively small number of new games each year for the foreseeable future. If these games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

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

We depend on the continued contributions of our senior management and other key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. All of our U.S.-based executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. None of our U.S.-based employees is bound by a contractual non-competition agreement, which could make us vulnerable to recruitment efforts by our competitors. Internationally, while some employees and contractors are bound by non-competition agreements, we may experience difficulty in enforcing these agreements. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

International sales represented approximately 44.8% and 46.2% of our revenues in 2006 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, opened our Hong Kong office in July 2005, expanded our presence in the European market with our acquisition of iFone in March 2006, opened an office in France in the third quarter of 2006, opened additional offices in Brazil and Germany in the fourth quarter of 2006, opened additional offices in China, Italy and Spain in the second quarter of 2007, opened an office in Chile in the fourth quarter of 2007, acquired China-based MIG in December 2007, opened an office in Sweden in the first quarter of 2008 and acquired Superscape, which has a significant presence in Russia, in March 2008. We expect to open additional international offices, and we expect international sales to continue to be an important component of our revenues. Risks affecting our international operations include:

•	challenges caused by distance, language and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	higher costs associated with doing business internationally;

•	difficulties in staffing and managing international operations;

•	greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;

•	protectionist laws and business practices that favor local businesses in some countries;

•	potential adverse foreign tax consequences;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	political, economic and social instability;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions;

•	variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in countries other than the United States.

In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. As a result, our ongoing international expansion efforts may be more costly than we expect. Further expansion into developing countries subjects us to the effects of regional instability, civil unrest and hostilities, and could adversely affect us by disrupting communications and making travel more difficult. As a result of our international expansion in Asia, Europe and Latin America, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws. In the event we become subject to increased taxes or new forms of taxation imposed by governmental authorities, our results of operations could be materially and adversely affected.

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

The planned timing and introduction of original games and games based on licensed intellectual property are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new games, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our games is introduced with defects, errors or failures, we could experience decreased sales, loss of end users, damage to our carrier relationships and damage to our reputation and brand. Our attractiveness to branded content licensors might also be reduced. In addition, new games may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a game is substantially later than a planned “day-and-date” launch, which could materially harm our business, operating results and financial condition.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from The Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

As a result of a substantial portion of our revenues currently being derived from Verizon Wireless and three other wireless carriers, if Verizon Wireless or any other significant carrier were unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

As of December 31, 2007, our outstanding accounts receivable balances with Verizon Wireless, Sprint Nextel, Vodafone and AT&T were $4.3 million, $1.7 million, $0.9 million and $1.0 million, respectively. As of December 31, 2006, our outstanding accounts receivable balances with those carriers were $3.0 million, $1.5 million, $1.4 million and $1.2 million, respectively. Since 42.9% of our outstanding accounts receivable at December 31, 2007 were with Verizon Wireless, Sprint Nextel, AT&T and Vodafone, we have a concentration of credit risk. If any of these carriers is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenues could decline significantly and our financial condition might be harmed.

We invest in securities that are subject to market risk and fluctuations in interest rates and the recent issues in the financial markets could adversely affect the value of our assets.

As of December 31, 2007, we had $59.8 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in money market funds and auction-rate securities. These investments are denominated in U.S. dollars.

As of December 31, 2007, we had $2.8 million of principal invested in auction rate securities, all of which were rated AAA at the time of purchase. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, 28, or 35 days; every six months; etc.), based on market demand for a reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. The monthly auctions historically have provided a liquid market for these securities. Following a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

Given the current negative liquidity conditions in the global credit and capital markets, the auction-rate securities held by us at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The underlying assets of our auction-rate securities are corporate bonds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. For example, in the fourth quarter of 2007, we recorded a pre-tax impairment charge of $806,000 reflecting the decrease in estimated value of our auction-rate securities as of December 31, 2007 that were determined to be other-than-temporary as a result of two failed auctions.

As of December 31, 2007, the contractual maturities of the remaining two auction-rate securities were 2017. Although we may not have the ability to liquidate these investments within one year of the balance sheet date, we may need to sell the securities within the next year to fund operations. Accordingly, the investments are classified as current assets on the December 31, 2007 consolidated balance sheets. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value and our current carrying value.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments and auction rate securities is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Recent events in the sub-prime mortgage market and with auction rate securities could negatively impact our return on investment for these debt securities and thereby reduce the amount of cash and cash equivalents and long-term investments on our balance sheet.

We may need to raise additional capital to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

The operation of our business and our efforts to grow our business further will require significant cash outlays and commitments, such as with our recent acquisitions. If our cash, cash equivalents and short-term investments balances and any cash generated from operations and from our IPO are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the IPO price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

Although we currently transact approximately three-fifths of our business in U.S. Dollars, we also transact approximately one-third of our business in pounds sterling and Euros and a small portion of our business in other currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit our ability to react to rapid foreign currency devaluations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the rules and regulations of The Nasdaq Stock Market. The requirements of these rules and regulations increases our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expend significant resources and provide significant management oversight to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts also involve substantial accounting-related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market.

The Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of The Nasdaq Stock Market rules, and officers will be significantly curtailed.

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

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services and, in particular, entertainment applications of the type we develop and distribute. New or different mobile entertainment applications, such as streaming video or music applications, developed by our current or future competitors may be preferred by subscribers to our games. In addition, other mobile platforms such as the iPod, iPhone and the Google Android platform, and dedicated portable gaming platforms such as the PlayStation Portable and the Nintendo DS, may become widespread, and end users may choose to switch to these platforms. If the market for our games does not continue to grow or we are unable to acquire new end users, our business growth and future revenues could be adversely affected. If end users switch their entertainment spending away from the games and related applications that we publish, or switch to portable gaming platforms or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.

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

End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the BREW and Java platforms, and we have experience developing games for the i-mode, Mophun, N-Gage, Symbian and Windows Mobile Platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a technology platform such as Adobe Flash Lite,

iPod, iPhone or Google Android or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 52,067 square feet in San Mateo, California for our corporate headquarters, including our operations, studio and research and development facilities, pursuant to a sublease agreement that expires in July 2012. We have a right of first offer to lease additional space on the second floor of our building. We lease approximately 10,608 square feet in London, England for our principal European offices, pursuant to a lease that expires in October 2011. We have an option to extend the London lease for five years and a right of first refusal to lease additional space in our building. We lease approximately 16,354 square feet in Beijing, China for our principal Asia Pacific offices and our China studio facilities, pursuant to two leases that both expire in July 2010. We have an option to extend the Beijing leases for two years. We lease approximately 12,800 square feet in Moscow, Russia for our Russia studio facilities, pursuant to a lease that expires in March 2009. We also lease properties in San Clemente, California, Brazil, Chile, Hefei, China, France, Germany, Hong Kong, Italy, Spain and Sweden. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.	Legal Proceedings

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we are party to any currently pending legal proceedings the outcome of which will have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “GLUU” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The Nasdaq Global Market.

	High	Low

First quarter 2007 (beginning March 22, 2007)	$12.29	$10.00
Second quarter 2007	$14.67	$9.78
Third quarter 2007	$14.10	$7.61
Fourth quarter 2007	$10.41	$4.77
First quarter 2008 (through March 21, 2008)	$5.48	$3.92

Stock Price Performance Graph

The following graph shows a comparison from March 22, 2007 (the date our common stock commenced trading on The Nasdaq Stock Market) through December 31, 2007 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the Nasdaq Composite Index and the Nasdaq Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

The above information under the heading “Stock Price Performance Graph” shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the Securities and Exchange Commission, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Stockholders

As of March 21, 2008, we had approximately 156 record holders of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our line of credit facility, entered into in February 2007, prohibits us from paying any cash dividends without the prior written consent of the bank. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

For the quarter ended December 31, 2007, we did not sell any unregistered securities.

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

The net proceeds of our IPO were $74.8 million. Through December 31, 2007, we used approximately $12.0 million of the net proceeds to repay in full the principal and accrued interest on our outstanding loan from the lender and $14.7 million of the net proceeds for the acquisition of MIG. We intend to use approximately $36.6 million (based on the March 7, 2008 closing exchange rate between the British pound sterling and United States dollar of $1.9969) of the net proceeds for the acquisition of Superscape upon completion of our tender offer in March 2008. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.

Our management will retain broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in a variety of financial instruments, consisting principally in money market funds and auction-rate securities. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For the year ended December 31, 2007, we did not repurchase any equity securities.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and

Supplementary Data,” and other financial data included elsewhere in this Annual Report on Form 10-K. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues	$66,867	$46,166	$25,651	$7,022	$1,790
Cost of revenues:
Royalties	18,381	13,713	7,256	1,359	258
Impairment of prepaid royalties and guarantees	—	355	1,645	231	—
Amortization of intangible assets	2,201	1,777	2,823	126	—
Impairment of intangible assets	—	—	1,103	—	—

Total cost of revenues	20,582	15,845	12,827	1,716	258

Gross profit	46,285	30,321	12,824	5,306	1,532

Operating expenses(1):
Research and development	22,425	15,993	14,557	6,474	3,352
Sales and marketing	13,224	11,393	8,515	3,692	697
General and administrative	16,898	12,072	8,434	3,468	1,342
Amortization of intangible assets	275	616	616	26	—
Restructuring charge	—	—	450	—	—
Acquired in-process research and development	59	1,500	—	—	—
Gain on sale of assets	(1,040)	—	—	—	—

Total operating expenses	51,841	41,574	32,572	13,660	5,391

Loss from operations	(5,556)	(11,253)	(19,748)	(8,354)	(3,859)
Interest and other income (expense), net	1,965	(872)	541	(69)	11

Loss before income taxes and cumulative effect of change in accounting principle	(3,591)	(12,125)	(19,207)	(8,423)	(3,848)
Income tax benefit (provision)	265	(185)	1,621	101	—

Loss before cumulative effect of change in accounting principle	(3,326)	(12,310)	(17,586)	(8,322)	(3,848)
Cumulative effect of change in accounting principle	—	—	(315)	—	—

Net loss	(3,326)	(12,310)	(17,901)	(8,322)	(3,848)
Accretion to preferred stock	(17)	(75)	(63)	(1,351)	(533)
Deemed dividend	(3,130)	—	—	—	—

Net loss attributable to common stockholders	$(6,473)	$(12,385)	$(17,964)	$(9,673)	$(4,381)

Net loss per share attributable to common stockholders — basic and diluted Loss before cumulative effect of change in accounting principle	$(0.14)	$(2.48)	$(4.37)	$(5.45)	$(3.68)
Cumulative effect of change in accounting principle	—	—	(0.07)	—	—
Accretion to preferred stock	—	(0.02)	(0.02)	(0.89)	(0.51)
Deemed dividend	(0.14)	—	—	—	—

Net loss per share attributable to common stockholders — basic and diluted	$(0.28)	$(2.50)	$(4.46)	$(6.34)	$(4.19)

Weighted average common shares outstanding	23,281	4,954	4,024	1,525	1,047

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Research and development	$939	$207	$158	$28	$—
Sales and marketing	674	322	132	59	—
General and administrative	2,186	1,211	987	454	32

Total stock-based compensation expense	$3,799	$1,740	$1,277	$541	$32

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Cash and cash equivalents and short-term investments	$59,810	$12,573	$21,616	$8,393	$1,888
Total assets	161,505	81,799	49,498	37,608	3,188
Current portion of long term debt	—	4,339	—	—	—
Long-term debt, less current portion	—	7,245	—	—	—
Redeemable convertible preferred stock	—	76,363	57,190	31,495	10,259
Total stockholder’s equity/(deficit)	129,461	(25,185)	(17,393)	(1,418)	(7,836)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances.

Overview

Glu Mobile is a leading global publisher of mobile games. We have developed and published a portfolio of more than 195 casual and traditional games to appeal to a broad cross section of the subscribers served by our more than 200 wireless carriers and other distributors. We create games and related applications based on third-party licensed brands and other intellectual property, as well as on our own original brands and intellectual property. Our games based on licensed intellectual property include Call of Duty 4, Deer Hunter 2, Diner Dash 2, Sonic the Hedgehog, Transformers, World Series of Poker and Zuma. Our original games based on our own intellectual property include Brain Genius, Frantic Factory, My Hangman, Shadowalker, Space Monkey and Super K.O. Boxing.

We seek to attract end users by developing engaging content that is designed specifically to take advantage of the portability and networked nature of mobile handsets. We leverage the marketing resources and distribution infrastructures of wireless carriers and the brands and other intellectual property of third-party content owners, allowing us to focus our efforts on developing and publishing high-quality mobile games.

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

In March 2007, we completed our initial public offering, or IPO, of common stock in which we sold and issued 7,300,000 shares of common stock at a price of $11.50 per share to the public. We raised a total of $84.0 million in gross proceeds from the IPO, or approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.9 million and other offering costs of $3.3 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680,292 shares of common stock.

We were incorporated in May 2001 and introduced our first mobile games to the market in July 2002. In December 2004 and in March 2006, we acquired Macrospace and iFone, respectively, each a mobile game developer and publisher based in the United Kingdom. In December 2007, we acquired MIG, a leading publisher of mobile games in China and in March 2008, we acquired Superscape, a global publisher of mobile games. We are headquartered in San Mateo, California and have offices in San Clemente, California, Beijing, China, Brazil, Chile, France, Germany, Hefei, China, Hong Kong, Italy, Russia, Spain, Sweden and the United Kingdom.

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

Absent further impairments of existing intangible assets, we expect amortization of intangible assets included in cost of revenues to be $3.5 million in 2008, $3.1 million in 2009, $2.6 million in 2010, $1.6 million in 2011, $1.5 million in 2012 and $1.5 million thereafter. These amounts would likely increase if we make future acquisitions.

Gross Margin

Our gross margin is determined principally by the mix of games that we license. Our games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly; our original Glu-branded games, which are based on our own intellectual property, require no royalty payments to licensors. There are multiple internal and external factors that affect the mix of revenues from licensed games and Glu-branded games, including the overall number of licensed games and Glu-branded games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each game, and the deck placement of each game on our carriers’ mobile handsets. We believe the success of any individual game during a particular period is affected by its quality and third-party ratings, its marketing and media exposure, its consumer recognizability, its overall acceptance by end users and the availability of competitive games. If our product mix shifts more to licensed games or games with higher royalty rates, our gross margin would decline. Our gross margin is also adversely affected by ongoing amortization of acquired intangible assets, such as licensed content, games, trademarks and carrier contracts that are directly related to revenue-generating activities and by periodic charges for impairment of these assets and of prepaid royalties and guarantees. These charges can cause gross margin variations, particularly from quarter to quarter.

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

General and Administrative.  Our general and administrative expenses consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business, integration of our recent acquisitions and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation and our efforts to expand our international operations. However, we expect these expenses to continue to decrease as a percentage of revenues.

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

Amortization of Intangible Assets.  We record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as noncompetition agreements, as part of our operating expenses. We record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We determine the fair value of the intangible assets using a discounted cash flows approach. We amortize the amortizable intangible assets using the straight-line method over their estimated useful lives. Absent impairments of existing intangible assets, we expect amortization of existing intangible assets to be $276,000 in 2008, $276,000 in 2009 and $264,000 in 2010. These amounts would likely increase if we make future acquisitions.

Restructuring Charge.  In 2005, we undertook restructuring activities to reduce our ongoing operating expenses. The resulting restructuring charge principally consisted of costs associated with employee termination benefits. We recorded these costs as an operating expense when we communicated the benefit arrangement to the employee and no significant future services, other than a minimum retention period, were required of the employee in order to earn the termination benefits.

Acquired In-Process Research and Development.  We classify all development projects acquired in business combinations as acquired in-process research and development, or IPR&D, if the feasibility of the acquired technology has not been established and no future alternative uses exist. We expense the fair value of IPR&D at the time it is acquired. We determine the fair value of the IPR&D using a discounted cash flows approach. In estimating the appropriate discount rate, we consider, among other things, the risks to developing technology given changes in trends and technology in our industry. In 2006, we expensed the fair value of IPR&D acquired in the iFone transaction and in 2007, we expensed the fair value of IPR&D acquired in the MIG transaction. In 2008, we will expense the fair value of IPR&D as a result of our acquisition of Superscape.

Gain on Sale of Assets.  Our gain on sale of assets relates entirely to the net proceeds from the sale of our ProvisionX software to a third party. We do not anticipate additional gains on asset sales in the future.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income, interest expense, accretion of the debt discount related to the warrants issued to Pinnacle Ventures in conjunction with its March 2006 loan to us, changes in our preferred stock warrant liability, foreign currency transaction gains and losses and the write down of certain auction rate securities to their respective fair values. Following the completion of our initial public offering our outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase common stock and we are no longer required to record changes in our preferred stock warrant liability under Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5, or accretion in the debt discount related to the Pinnacle Ventures warrants.

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

We record a valuation allowance to reduce any deferred tax asset to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. Such an adjustment would increase our income or goodwill in the period the determination is made. Historically, we have incurred operating losses and have generated significant net operating loss carryforwards. During the fourth quarter of 2007, we finalized certain transfer pricing studies and as a result, we adjusted the federal and state net operating losses and reduced the corresponding valuation allowance. At December 31, 2007, we had net operating loss carryforwards of approximately $23.8 million and $23.3 million for federal and state tax purposes, respectively. These carryforwards will expire from 2011 to 2026. Our ability to use our net operating loss carryforwards to offset any future taxable income may be subject to restrictions attributable to equity transactions that result in changes of ownership as defined by section 382 of the Code. As of December 31, 2007, total net operating losses of $5.9 million are available in the United Kingdom, however, $5.1 million of those losses are limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the adoption date was $575,000. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Cumulative Effect of Change in Accounting Principle

On June 29, 2005, the FASB issued FSP 150-5. FSP 150-5 affirms that freestanding warrants to purchase shares that are redeemable are subject to the requirements in SFAS No. 150, regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS No. 150, the outstanding freestanding warrants to purchase our convertible preferred stock are liabilities that must be recorded at fair value each quarter, with the changes in estimated fair value in the quarter recorded as other expense or income in our statement of operations. We adopted FSP 150-5 as of July 1, 2005 and recorded an expense of $315,000 for the cumulative effect of the change in accounting principle to reflect the estimated fair value of these warrants as of that date.

Following the completion of the IPO, our outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase common stock, and we are no longer required to record changes in our preferred stock warrant liability under FSP 150-5.

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

We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:

•	revenue recognition;

•	advance or guaranteed licensor royalty payments;

•	short-term investments;

•	long-lived assets;

•	goodwill;

•	software development costs;

•	stock-based compensation; and

•	income taxes.

Revenue Recognition

We derive our revenues primarily by licensing software products in the form of mobile games. License arrangements with our end users can be on a perpetual or subscription basis. A perpetual license gives an end user the right to use the licensed game on the registered mobile handset on a perpetual basis. A subscription license gives an end user the right to use the licensed game on the registered handset for a limited period of time, ranging from a few days to as long as one month. All games that require ongoing delivery of content from us or connectivity through our network for multi-player functionality are only billed on a monthly subscription basis. We distribute our products primarily through wireless carriers, which market our games to end users. Carriers usually bill license fees for perpetual and subscription licenses upon download of the game software by the end user. In the case of subscription licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while the others provide for opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. We apply the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, we adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. As a result, we recorded a minimum guaranteed liability of approximately $7.9 million as of December 31, 2007. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of our liability. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, we also evaluate the realization of our royalties as well as any unrecognized guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans and current and anticipated sales levels. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we record an impairment charge in the period such impairment is indicated. Subsequently, if actual market conditions are more favorable than anticipated, amounts of prepaid royalties previously written down may be utilized, resulting in lower cost of revenues and higher income from operations than previously expected in that period. In 2007, our cost of revenues was reduced by $75,000 as a result of selling games on which the prepaid royalties had previously been impaired. During 2007, 2006 and 2005, we recorded impairment charges of zero, $355,000 and $1.6 million, respectively. We believe that the combination of the evolving market for licensing other companies’ intellectual property and our improved license pre-qualification process will reduce risk of future impairments. The impairments that we have recorded to date are predominantly related to license agreements entered into prior to 2005 and had significant guarantees for which the success was tied to a third-party product release. In 2005, 2006 and 2007, the market for licensed intellectual property stabilized, resulting in lower upfront commitment fees. We believe our improved visibility regarding forecasted demand and gaming trends supports our ability to reasonably determine the realizibility of the assets on our consolidated balance sheet.

Short-Term Investments

We have invested in auction-rate securities that are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals set at the time of issuance (e.g., every seven, 28 or 35 days or every six months), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. As of December 31, 2007, we had $2.8 million of principal invested in two auction-rate securities, each of which were rated AAA as of the date of this report, with contractual maturities of 2017.

We have classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with SFAS 115, these securities are reported at fair value with any changes in market value reported as a part of comprehensive income/(loss). No unrealized gains or losses were recognized during the years ended December 31, 2007, 2006 or 2005.

We periodically review these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. We recorded an $806,000 write down due to a decline in fair value of two failed auctions as of December 31, 2007 that was determined to be other-than-temporary based on quantitative and qualitative assumptions and estimates using valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, the ratings of the underlying securities, our intent to continue to hold these securities and the continued and further deterioration in the auction-rate securities market. No realized gains or losses were recognized during the years ended December 31, 2006 or 2005.

Long-Lived Assets

We evaluate our long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. We recognize impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if applicable, or a discounted cash flow analysis.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. SFAS 142 requires us to perform an impairment review of our goodwill balance at least annually, which we do as of September 30 each year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In our impairment review as of September 30, 2007, we looked at two of our reporting units — the United States and EMEA - since none of our goodwill was attributable to our third operating unit, the rest of the world, as of that date. We compare the fair value of each unit to its carrying value, including goodwill. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the discounted cash flow and market methods. We determined the assumptions supporting the discounted cash flow method, including the assumed 25% and 27% discount rates for the Americas and EMEA reporting units, respectively, as of September 30, 2007, using our best estimates as of the date of the impairment review. If the carrying value, including goodwill, exceeds the fair value, we perform an allocation of the unit’s fair value to its identifiable tangible and nongoodwill intangible assets and liabilities. This allows us to determine an implied fair value for the unit’s goodwill. We then compare the implied fair value of the unit’s goodwill with the carrying value of the unit’s goodwill. If the carrying value of the unit’s goodwill is greater than its implied fair value, we would recognize an impairment charge for the difference. To date, no unit’s carrying value has exceeded its fair value, and thus we have taken no goodwill impairment charges. We believe that, as a result of our recent revenue growth, operating results and use of cash, we will begin generating cash flows from operating activities in the latter half of 2008.

Application of the goodwill impairment test requires judgment, including the identification of the reporting units, the assigning of assets and liabilities to reporting units, the assigning of goodwill to reporting units and the determining of the fair value of each reporting unit. Significant judgments and assumptions include the forecast of future operating results used in the preparation of the estimated future cash flows, including forecasted revenues and costs based on current titles under contract, forecasted new titles that we expect to release, timing of overall market growth and our percentage of that market, discount rates and growth rates in terminal values. The market comparable approach estimates the fair value of a company by applying to that company market multiples of publicly traded firms in similar lines of business. The use of the market comparable approach requires judgments regarding the comparability of companies with lines of business similar to ours. This process is particularly difficult in a situation where no domestic public mobile games companies exist. The factors used in the selection of comparable companies include growth characteristics as measured by revenue or other financial metrics; margin characteristics; product-defined markets served; customer-defined markets served; the size of a company as measured by financial metrics such as revenue or market capitalization; the competitive position of a company, such as whether it is a market leader in terms of indicators like market share; and company-specific issues that suggest appropriateness or inappropriateness of a particular company as a comparable. We weighted the income and market comparable valuations equally as we did not believe that either method was more appropriate. Further, the total gross value calculated under each method was not materially different, and therefore if the weighting were different we do not believe that this would have significantly impacted our conclusion. If different comparable companies had been used, the market multiples and resulting estimates of the fair value of our stock would also have been different. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit, which could trigger impairment.

Software Development Costs

We apply the principles of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. We have adopted the “tested working model” approach to establishing technological feasibility for our games. Under this approach, we do not consider a game in development to have passed the technological feasibility milestone until we have completed a model of the game that contains essentially all the functionality and features of the final game and have tested the model to ensure that it works as expected. To date, we have not incurred significant costs between the establishment of technological feasibility and the release of a game for sale; thus, we have expensed all software development costs as incurred. We also will consider the following factors in determining whether costs should be capitalized: the emerging nature of the mobile game market; the gradual evolution of the wireless carrier platforms and mobile handsets for which we develop games; the lack of pre-orders or sales history for our games; the uncertainty regarding a game’s revenue-generating potential; our lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a game will be available for sale; and our historical practice of canceling games at any stage of the development process.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations, and followed the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for an option was based on the difference, if any, on the date of the grant between the fair value of a company’s common stock and the exercise price of the option. APB No. 25 required companies to record deferred stock-based compensation on their balance sheets and amortize it to expense over the vesting periods of the individual options. We amortize deferred stock-based compensation using the multiple option method as prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, over the option vesting period using an accelerated amortization schedule. We expensed employee stock-based compensation of $1.3 million in 2005.

Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which supersedes our previous accounting under APB No. 25. SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. We adopted SFAS 123R using the prospective transition method, which required us to apply SFAS 123R to option grants on and after the required effective date. For options granted prior to the January 1, 2006 effective date that remained unvested on that date, we continue to recognize compensation expense under the intrinsic value method of APB No. 25. In addition, we are continuing to amortize those awards granted prior to January 1, 2006 utilizing an accelerated amortization schedule, while we will expense all options granted or modified on and after January 1, 2006 on a straight-line basis. To value awards granted on or after January 1, 2006, we used the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. We determined the assumptions used in this pricing model at each grant date. We concluded that it was not practicable to calculate the volatility of our share price since our securities have been publicly traded for a limited period of time. Therefore, we based expected volatility on the historical volatility of a peer group of publicly traded entities. We determined the expected term of our options based upon historical exercises, post-vesting cancellations and the options’ contractual term. We based the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity Rate as of the grant date. We determined the forfeiture rate based upon our historical experience with option cancellations adjusted for unusual or infrequent events.

In 2007, we recorded total employee non-cash stock-based compensation expense of $3.8 million, of which $412,000 represented continued amortization of deferred stock-based compensation for options granted prior to 2006 and $3.4 million represented expense recorded in accordance with SFAS 123R with an expected term of approximately 5.24 years. In 2006, we recorded total employee non-cash stock-based compensation expense of $1.7 million, of which $863,000 represented continued amortization of deferred stock-based compensation for options granted prior to 2006 and $877,000 represented expense recorded in accordance with SFAS 123R based on 2006 options grants with an expected term of approximately 6.07. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

As a result of adopting SFAS 123R, our net loss in 2006 and 2007 was higher by $877,000 and $3.4 million, net of tax effect, than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share in 2006 would have been $0.18 and $0.15 per share lower than if we had not adopted SFAS 123R.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, EITF Issue No. 96-18 and FIN 28.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2007 and 2006, our valuation allowance on our net deferred tax assets was $14.3 million and $14.4 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the adoption date was $575,000. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. We do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

We have not provided federal income taxes on the unremitted earnings of foreign subsidiaries because these earnings are intended to be reinvested permanently.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Years Ended December 31, 2007 and 2006

Revenues

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Revenues	$66,867	$46,166

Our revenues increased $20.7 million, or 44.8%, from $46.2 million in 2006 to $66.9 million in 2007, due primarily to increased revenue per title, including our top ten titles, new titles, our growing catalog of titles, broader international distribution reach and increased adoption rates for mobile game users. The increase resulted from sales of games that we have released in 2007, including Centipede, Project Gotham Racing, Sonic Jump and Transformers as well as the continued success of titles released in prior years including Deer Hunter 2, World Series of Poker and Zuma. Revenues in 2007 from games released in 2007 were $12.7 million. Revenues from our top ten titles increased from $24.6 million in 2006 to $35.2 million in 2007. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $10.2 million from $20.7 million in 2006 to $30.9 million in 2007.

Cost of Revenues

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Cost of revenues:
Royalties	$18,381	$13,713
Impairment of prepaid royalties and guarantees	—	355
Amortization of intangible assets	2,201	1,777

Total cost of revenues	$20,582	$15,845

Revenues	$66,867	$46,166

Gross margin	69.2%	65.7%

Our cost of revenues increased $4.7 million, or 29.9%, from $15.8 million in 2006 to $20.6 million in 2007. The increase resulted from an increase in royalties due to higher sales volumes and an increase in amortization of acquired intangible assets, which was offset by a decrease in impairment of prepaid royalties and guarantees. Royalties increased $4.7 million principally because of higher revenues with associated royalties. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 88.4% in 2006 to 88.1% in 2007. The average royalty rate that we paid on games based on licensed intellectual property decreased from 34% in 2006 to 31% in 2007. As a result of the decreases in average royalty rate from branded titles and impairment of prepaid royalties and guarantees, overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 30% to 27%. Amortization of intangible assets increased by $0.4 million primarily as a result of a full year of amortization for iFone acquired intangible assets during 2007 compared to only nine months of amortization of these assets during 2006.

Gross Margin

Our gross margin increased from 65.7% in 2006 to 69.2% in 2007 because of the decreased royalty rate paid on games based on licensed intellectual property and the decrease in impairment of prepaid royalties and guarantees but offset by the increase in amortization of intangible assets.

Research and Development Expenses

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Research and development expenses	$22,425	$15,993
Percentage of revenues	33.5%	34.6%

Our research and development expenses increased $6.4 million, or 40.2%, from $16.0 million in 2006 to $22.4 million in 2007. The increase in research and development costs was primarily due to increases in salaries and benefits of $2.7 million, facility costs of $1.5 million to support additional headcount, outside services costs of $1.2 million for external development and porting projects, and stock-based compensation of $732,000.

Research and development headcount increased from 150 to 287 in 2007 and salaries and benefits increased as a result. The growth in headcount was due primarily to expanding our studio capacity in China as well as the research and development employees resulting from our December 2007 acquisition of MIG. Research and development expenses included $207,000 of stock-based compensation expense in 2006 and $939,000 in 2007. As a percentage of revenues, research and development expenses declined from 34.6% in 2006 to 33.5% in 2007 due to an increase in revenues.

Sales and Marketing Expenses

	Year Ended December 31,
	2007	2006
	(In thousands)

Sales and marketing expenses	$13,224	$11,393
Percentage of revenues	19.8%	24.7%

Our sales and marketing expenses increased $1.8 million, or 16.1%, from $11.4 million in 2006 to $13.2 million in 2007. Most of the increase was attributable to a $1.0 million increase in salaries and benefits, as we increased our sales and marketing headcount from 41 to 63 in 2007, a $810,000 increase in marketing and sales programs, and a $352,000 increase in stock-based compensation. We increased staffing to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. As a percentage of revenues, sales and marketing expenses declined from 24.7% in 2006 to 19.8% in 2007 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included stock-based compensation expense of $322,000 in 2006 and $674,000 in 2007.

General and Administrative Expenses

	Year Ended December 31,
	2007	2006
	(In thousands)

General and administrative expenses	$16,898	$12,072
Percentage of revenues	25.3%	26.1%

Our general and administrative expenses increased $4.8 million, or 40.0%, from $12.1 million in 2006 to $16.9 million in 2007. The increase in general and administrative expenses was primarily the result of a $2.0 million increase in salaries and benefits, increase of stock compensation of $975,000, a $558,000 increase in allocated facility and depreciation expense due to increased headcount, a $447,000 increase in directors’ and officers’ insurance, a $394,000 increase in IT support and maintenance fees of, a $232,000 increase in business and franchise taxes and a $154,000 increase in travel and entertainment expenses. We increased our general and administrative headcount from 43 to 67 in 2007 to support our continued growth and expansion. As a percentage of revenues, general and administrative expenses declined from 26.1% in 2006 to 25.3% in 2007 as a result of the overall growth of our revenues, which resulted in continued economies of scale in our general and administrative expenses. General and administrative expenses included stock-based compensation expense in 2007 and 2006 of $2.2 million and $1.2 million, respectively.

Other Operating Expenses

Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $275,000 in 2007 and $616,000 in 2006. The decrease was due to the full amortization of certain intangibles during 2006.

Our acquired in-process research and development decreased from $1.5 million in 2006 to $59,000 in 2007. The IPR&D charge recorded in 2006 was related to the development of new games by iFone and the IPR&D charge recorded in 2007 was related to the development of new games by MIG. We determined the value of acquired IPR&D from iFone and MIG using a discounted cash flows approach taking into account the percentage of completion of the development effort and the risks associated with our developing technology given changes in trends and technology in our industry.

In 2007, we recorded a one time gain on sale of assets of $1.0 million related to the sale of ProvisionX software to a third party in February 2007. Under the terms of the agreement, we will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following the sale, by the third party.

Other Income (Expense), net

Interest and other income (expense), net, increased from expense of $872,000 in 2006 to income of $2.0 million in 2007. This increase was primarily due to an increase of $2.3 million of interest income resulting from the investment of proceeds from our IPO, and a decrease of mark-to-market expense on our warrants to purchase preferred stock of $1.0 million offset by an $806,000 write-down of certain auction rate securities in the fourth quarter of 2007.

Income Tax Benefit (Provision)

Income tax benefit (provision) increased from a provision of $185,000 in 2006 to a benefit of $265,000 in 2007 as a result of our decision to monetize research and development expenditures in the United Kingdom that would have otherwise given rise to net operating loss carryforwards offset by an increase in withholding taxes due to higher revenues in countries with withholding tax requirements.

Comparison of the Years Ended December 31, 2006 and 2005

Revenues

	Year Ended
	December 31,
	2006	2005
	(In thousands)

Revenues	$46,166	$25,651

Our revenues increased $20.5 million, or 80.0%, from $25.7 million in 2005 to $46.2 million in 2006, almost entirely as a result of volume increases. The increase resulted from sales of games that we have released in 2006, including Ice Age 2, Diner Dash and Super K.O. Boxing, and sales of games acquired from iFone. Revenues in 2006 from games released in 2006 were $12.6 million. Revenues from iFone games from March 29, 2006, when we acquired iFone, to December 31, 2006 totaled approximately $8.7 million, primarily in Europe and the United States. Revenues in 2006 from games released prior to 2006 declined by $767,000 from the revenues derived from those games in 2005. By utilizing our carrier relationships and our marketing and development resources, we were able to increase worldwide distribution and handset porting of iFone games and thus to increase significantly the revenues derived from the licenses that we acquired from iFone. Revenues from our top ten games increased from $13.5 million in 2005 to $24.6 million in 2006. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $10.0 million from $10.7 million in 2005 to $20.7 million in 2006. A majority of this increase resulted from the acquisition of iFone in 2006.

Cost of Revenues

	Year Ended December 31,
	2006	2005
	(In thousands)

Cost of revenues:
Royalties	$13,713	$7,256
Impairment of prepaid royalties and guarantees	355	1,645
Amortization of intangible assets	1,777	2,823
Impairment of intangible assets	—	1,103

Total cost of revenues	$15,845	$12,827

Revenues	$46,166	$25,651

Gross margin	65.7%	50.0%

Our cost of revenues increased $3.0 million, or 23.5%, from $12.8 million in 2005 to $15.8 million in 2006. The increase resulted from an increase in royalties, which was offset by a decrease in impairment of prepaid royalties and guarantees, a decrease in impairment of intangible assets, and a decrease in amortization of acquired intangible assets. Royalties increased $6.5 million principally because of higher revenues with associated royalties, including those acquired from iFone. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 80.5% in 2005 to 88.4% in 2006. The average royalty rate that we paid on games based on licensed intellectual property decreased from 35% in 2005 to 34% in 2006. As a result of the increase in revenues from branded titles, overall royalties as a percentage of total revenues increased from 28% to 30%. Royalties incurred related to games acquired from iFone totaled $2.7 million in 2006. Amortization of intangible assets decreased by $1.0 million as completion of amortization in 2006 for certain intangible assets acquired from Macrospace was only partially offset by the commencement of amortization of intangible assets acquired in 2006 from iFone.

Gross Margin

Our gross margin increased from 50.0% in 2005 to 65.7% in 2006 because of the decreased amortization of intangible assets and the decreased impairment of prepaid royalties and intangible assets in 2006 partially offset by the increase in royalties. Without the effect of amortization and impairment of acquired intangible assets, our gross margin would have been 65% and 70% in 2005 and 2006, respectively.

Research and Development Expenses

	Year Ended
	December 31,
	2006	2005
	(In thousands)

Research and development expenses	$15,993	$14,557
Percentage of revenues	34.6%	56.8%

Our research and development expenses increased $1.4 million, or 9.9%, from $14.6 million in 2005 to $16.0 million in 2006. The increase in research and development costs was primarily due to increases in allocated facilities costs of $1.0 million, salaries and benefits of $267,000 and outside services costs of $117,000.

A restructuring that we effected in the fourth quarter of 2005 resulted in the elimination of 17 research and development employees, but by December 31, 2006 our research and development staff had increased by 28 employees from a year earlier and salaries and benefits had increased as a result. Research and development expenses included stock-based compensation expense in 2005 of $158,000 and $207,000 in 2006. As a percentage of revenues, research and development expenses declined from 56.8% in 2005 to 34.6% in 2006.

Sales and Marketing Expenses

	Year Ended
	December 31,
	2006	2005
	(In thousands)

Sales and marketing expenses	$11,393	$8,515
Percentage of revenues	24.7%	33.2%

Our sales and marketing expenses increased $2.9 million, or 33.8%, from $8.5 million in 2005 to $11.4 million in 2006. Most of the increase was attributable to a $1.7 million increase in salaries and benefits, as we maintained our sales and marketing headcount at 32 in 2005 and increased our sales and marketing headcount from 32 to 41 in 2006, a $909,000 increase in allocated facilities costs and a $190,000 increase in stock-based compensation. We increased staffing to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. Aside from the increase in headcount in our sales and marketing functions, the increase in salaries and benefits cost was due to an increase in variable compensation of $391,000, primarily an increase in commissions paid to our sales employees as a result of higher revenue attainment, and $316,000 in compensation for transitional employees from iFone who were terminated throughout the second and third quarters of 2006. As a percentage of revenues, sales and marketing expenses declined from 33.2% in 2005 to 24.7% in 2006 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included $132,000 of stock-based compensation expense in 2005 and $322,000 in 2006.

General and Administrative Expenses

	Year Ended December 31,
	2006	2005
	(In thousands)

General and administrative expenses	$12,072	$8,434
Percentage of revenues	26.1%	32.9%

Our general and administrative expenses increased $3.6 million, or 43.1%, from $8.4 million in 2005 to $12.1 million in 2006. The increase in general and administrative expenses was primarily the result of a $2.0 million increase in salaries and benefits and a $1.9 million increase in consulting and professional fees partially offset by a reduction in allocated facilities costs of $298,000. We increased our general and administrative headcount from 13 to 37 in 2005 and from 37 to 43 in 2006. Aside from the increase in headcount in our general and administrative functions, the increase in salaries and benefits costs was due to $234,000 in compensation for transitional employees from iFone, most of whom were terminated during the second and third quarters of 2006. As a percentage of revenues, general and administrative expenses declined from 32.9% in 2005 to 26.1% in 2006 as a result of the overall growth of our revenues, which resulted in economies of scale in our general and administrative expenses. General and administrative expenses included stock-based compensation expense of $1.0 million in 2005 and $1.2 million in 2006.

Other Operating Expenses

Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $616,000 in both 2005 and 2006.

We had no restructuring charge in 2006; our 2005 restructuring charge was $450,000. In December 2005, we undertook restructuring activities in order to reduce operating expenses. We eliminated 27 positions, of which 17 were in research and development, four were in sales and marketing and six were in general and administrative. Of the total restructuring charge recorded, $225,000 was recorded in the United States and $225,000 was recorded in Europe. These restructuring costs were paid in full by March 31, 2006.

Our acquired in-process research and development increased from $0 in 2005 to $1.5 million in 2006. The IPR&D charge recorded in 2006 was related to the development of new games. We determined the value of acquired IPR&D using a discounted cash flows approach. We calculated the present value of expected future cash flows attributable to the in-process technology using a 21% discount rate. This rate took into account the percentage of completion of the development effort of approximately 20% and the risks associated with our developing technology given changes in trends and technology in our industry. As of December 31, 2006, all acquired IPR&D projects had been completed at a cost similar to the original projections.

Other Income (Expense), net

Interest and other income (expense), net, decreased from income of $541,000 in 2005 to expense of $872,000 in 2006. This decrease was primarily due to a $1.0 million expense resulting from an increase in the estimated fair value of warrants issued to Pinnacle Ventures in conjunction with our loan from them in May 2006 and $1.0 million of interest expense on that loan in 2006. The warrants are subject to revaluation at each balance sheet date and any changes in estimated fair value will be recorded as a component of other income (expense). The increase in the estimated fair value of the warrant was due to an increase in the estimated fair value of the underlying preferred stock in 2006. These expenses were partially offset by increased foreign currency transaction gains of $584,000 and by increased interest income of $82,000 in 2006.

Income Tax Benefit (Provision)

Income tax benefit (provision) decreased from a benefit of $1.6 million in 2005 to a provision of $185,000 in 2006 as a result of changes in the valuation allowance.

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for 2007 and 2006. We derived this information from unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this prospectus. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2007				2006
	March 31	June 30	September 30	December 31(1)	March 31	June 30	September 30	December 31
	(In thousands)

Revenues	$15,698	$16,377	$16,651	$18,141	$8,073	$11,443	$12,347	$14,303
Cost of revenues:
Royalties	4,292	4,388	4,587	5,114	2,538	3,465	3,653	4,057
Impairment of prepaid royalties and guarantees	—	—	—	—	60	198	60	37
Amortization of intangible assets	552	553	483	613	118	553	553	553

Total cost of revenues	4,844	4,941	5,070	5,727	2,716	4,216	4,266	4,647

Gross profit	10,854	11,436	11,581	12,414	5,357	7,227	8,081	9,656

Operating expenses:
Research and development	4,713	5,577	5,863	6,272	3,189	3,884	4,273	4,647
Sales and marketing	3,075	3,131	3,326	3,692	2,202	3,126	2,989	3,076
General and administrative	4,009	4,263	4,149	4,477	1,852	2,655	3,177	4,388
Amortization of intangible assets	67	67	67	74	154	154	168	140
Acquired in-process research and development	—	—	—	59	1,500	—	—	—
Gain on sale of assets	(1,040)	—	—	—	—	—	—	—

Total operating expenses	10,824	13,038	13,405	14,574	8,897	9,819	10,607	12,251

Loss from operations	30	(1,602)	(1,824)	(2,160)	(3,540)	(2,592)	(2,526)	(2,595)
Interest and other income (expense), net	(522)	1,017	1,299	171	152	50	(1,106)	32

Loss before income taxes	(492)	(585)	(525)	(1,989)	(3,388)	(2,542)	(3,632)	(2,563)
Income tax benefit (provision)	(272)	(313)	(228)	1,078	(106)	(139)	(192)	252

Net loss	$(764)	$(898)	$(753)	$(911)	$(3,494)	$(2,681)	$(3,824)	$(2,311)

(1)	We acquired iFone on March 29, 2006 and MIG on December 19, 2007, and our results of operations include the results of operations of iFone and MIG after those dates.

The following table sets forth our historical results, for the periods indicated, as a percentage of our revenues.

	For the Three Months Ended
	2007				2006
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Royalties	27.3	26.8	27.5	28.2	31.4	30.3	29.6	28.4
Impairment of prepaid royalties and guarantees	—	—	—	—	0.7	1.7	0.5	0.3
Amortization of intangible assets	3.5	3.4	2.9	3.4	1.5	4.8	4.5	3.9

Total cost of revenues	30.9	30.2	30.4	31.6	33.6	36.8	34.6	32.5

Gross profit	69.1	69.8	69.6	68.4	66.4	63.2	65.4	67.5

Operating expenses:
Research and development	30.0	34.1	35.2	34.6	39.5	33.9	34.6	32.5
Sales and marketing	19.6	19.1	20.0	20.4	27.3	27.3	24.2	21.5
General and administrative	25.5	26.0	24.9	24.7	22.9	23.2	25.7	30.7
Amortization of intangible assets	0.4	0.4	0.4	0.4	1.9	1.3	1.4	1.0
Acquired in-process research and development	—	—	—	0.3	18.6	—	—	—
Gain on sale of assets	(6.6)	—	—	—	—	—	—	—

Total operating expenses	69.0	79.6	80.5	80.3	110.2	85.8	85.9	85.7

Loss from operations	0.2	(9.8)	(11.0)	(11.9)	(43.8)	(22.7)	(20.5)	(18.1)
Interest and other income/(expense), net	(3.3)	6.2	7.8	0.9	1.9	0.4	(9.0)	0.2

Loss before income taxes	(3.1)	(3.6)	(3.2)	(11.0)	(42.0)	(22.2)	(29.4)	(17.9)
Income tax benefit (provision)	(1.7)	(1.9)	(1.4)	5.9	(1.3)	(1.2)	(1.6)	1.8

Net loss	(4.9)%	(5.5)%	(4.5)%	(5.0)%	(43.3)%	(23.4)%	(31.0)%	(16.2)%

Our revenues generally increased in conjunction with the introduction of new games, the expansion of our wireless carrier distribution channel and the porting of our games to additional mobile handsets. Revenues in the second, third and fourth quarters of 2006 were favorably impacted by revenues generated from increased porting and distribution of games acquired from iFone in late March 2006.

Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new handsets, we may experience seasonal sales increases based on this key holiday selling period. However, due to the time between handset purchases and game purchases, most of this holiday impact occurs for us in our first quarter. For a variety of reasons, we may experience seasonal sales decreases during the summer, particularly in Europe, which is predominantly reflected in our third quarter. In addition to these possible seasonal patterns, we seek to release many of our games in conjunction with specific events, such as the release of a movie or console game. Initial spikes in revenues as a result of successful new releases may create further aberrations in our revenue patterns.

Our cost of revenues increased over the above periods as a result of increased royalty payments to licensors and developers caused by increased revenues. However, our cost of revenues did not increase consistently in all quarters of 2006 because of periodic impairment charges and, in the first quarter of 2006, a significant reduction in amortization of intangible assets because a substantial part of the intangible assets acquired from Macrospace became fully amortized in December 2005. Amortization of intangible assets increased in the second quarter of 2006 following the acquisition of iFone and in the fourth quarter of 2007 following the acquisition of MIG.

Our quarterly research and development, sales and marketing and general administrative expenses generally increased sequentially in all quarters as we continued to add headcount and related costs to accommodate the growing business on a quarterly basis.

Our acquired in-process research and development expense in the first quarter of 2006 related to in-process projects assumed in the 2006 acquisition of iFone for which feasibility had not been established and no future alternative uses existed. Our acquired in-process research and development expense in the fourth quarter of 2007 related to certain in-process projects assumed in the 2007 acquisition of MIG.

Our gain on sale of assets in the first quarter of 2007 related to the net proceeds from the sale of our ProvisionX software to a third party.

We adopted FSP 150-5 in July 2005 and thus, we recorded the change in estimated fair value of our outstanding warrants to purchase preferred stock as part of interest and other income (expense), net during all quarters of 2006 and the first quarter of 2007 until the warrants automatically converted into warrants to purchase common stock upon the completion of our IPO and therefore, the warrants were no longer subject to remeasurement. Additionally, we entered into a loan agreement in May 2006 recording the amortization of interest expense and debt issuance costs in all subsequent quarters until the loan was repaid in the first quarter of 2007. In March 2007, we raised $74.8 million of net proceeds from our IPO resulting in increased quarterly interest income due to higher cash and short-term investment balances. In the fourth quarter of 2007, we recorded a write-down of $806,000 related to auction-rate securities that we determined had an other-than-temporary decline in fair value.

During the fourth quarter of 2007, we recognized a tax benefit of approximately $1.5 million relating to monetized research and development expenditures in the United Kingdom that would otherwise give rise to net operating loss carryforwards. During the fourth quarter of 2006, we recognized a tax benefit of approximately $300,000 relating to an adjustment to the Macrospace acquired balance sheet, which increased the amount of deferred tax liabilities recorded in connection with this acquisition. This benefit should have been recorded in the first quarter of 2006. There was no impact of this out-of-period adjustment on our 2006 results of operations. Management has determined that this correction was immaterial to all periods impacted.

During the fourth quarter of 2007, we recorded adjustments related to cost of revenues and operating expenses. The corrections resulted in a net $191,000 reduction to loss before income taxes related to prior quarters. These adjustments would have decreased the reported net loss per share for the three months ended September 30, 2007 ($0.03 per share) by $0.01 per share (to $0.02 per share). We and the audit committee of our board of directors believe that such amounts are not material to previously reported financial statements. These adjustments had an immaterial impact on the reported net loss for the years end December 31, 2007, 2006 and 2005.

Liquidity and Capital Resources

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Consolidated Statement of Cash Flows Data:
Capital expenditures	$2,343	$2,047	$3,006
Cash flows used in operating activities	(951)	(11,018)	(10,339)
Cash flows (used in) provided by investing activities	(8,227)	1,007	(16,706)
Cash flows provided by financing activities	62,923	11,252	26,692

Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $52.4 million as of December 31, 2007. Our primary sources of liquidity since our inception through our IPO in March 2007 have historically been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million.

In March 2007, we completed our IPO of common stock in which we sold and issued 7,300,000 shares at an issue price of $11.50 per share. We raised a total of $83.9 million in gross proceeds from our IPO, or approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.9 million and other offering costs of $3.3 million.

Operating Activities

In 2007, we used $1.0 million of net cash in operating activities as compared to $11.0 million in 2006. This decrease was primarily due to a reduction in our net loss by $9.0 million and increases in accounts payable and stock-based compensation of $3.5 million and $2.1 million, respectively. Cash used for prepaid and accrued royalties increased from 2006 to 2007 by $1.8 million and $1.9 million, respectively. We expect to continue to use cash in our operating activities during at least the first half of 2008 because of anticipated net losses and expected growth in our accounts receivable balance due to the expected growth in our revenues. Additionally, we may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.

In 2006, we used $11.0 million of net cash in operating activities as compared to $10.3 million in 2005. This increase was primarily due to increased payments of our current liabilities. Cash used for accounts payable, accrued liabilities, accrued royalties and accrued restructuring charge increased from 2005 to 2006 by $3.4 million, $1.5 million, $963,000 and $1.7 million, respectively. This increase was due primarily to the payment of liabilities assumed as a part of the iFone acquisition and more timely payment of our third-party royalties in 2006. This increase was offset in part by a decline in our net loss of $5.6 million from 2005 to 2006, a charge for acquired in-process research and development of $1.5 million in 2006 and a decline in our deferred income tax of $1.5 million from 2005 to 2006. We expect to continue to use cash in our operating activities during at least the first half of 2008 because of anticipated net losses and expected growth in our accounts receivable balance due to the expected growth in our revenues. Additionally, we may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.

Investing Activities

Our primary investing activities have consisted of purchases and sales of short-term investments, purchases of property and equipment and, in 2007 and 2006, the acquisitions of MIG and iFone, respectively. We expect to use more cash in investing activities in 2008 including $36.6 million (based on the March 7, 2008 closing exchange rate between British pound sterling and United States dollar of $1.9969) for the acquisition of Superscape as well as amounts for property and equipment related to the moving of our company headquarters in March 2008. We expect to fund these investments with our existing cash, cash equivalents and short-term investments.

In 2007, we used $8.2 million of cash in investing activities. This net use of cash resulted from the acquisition of MIG, net of cash acquired, of $12.9 million, the purchase of property and equipment of $2.3 million offset by the net sales of short-term investments of $6.0 million and proceeds from the sale of ProvisionX software of $1.0 million.

In 2006, we generated $1.0 million as net cash from investing activities. This net cash resulted from net sales of short-term investments of $10.5 million, partially offset by the acquisition of iFone for cash and stock, net of cash acquired, of $7.4 million and purchases of property and equipment of $2.0 million.

In 2005, we used $16.7 million of net cash in investing activities, $13.7 million of which represented net purchases of short-term investments and the remaining $3.0 million of which represented purchases of property and equipment, such as our enterprise resource planning, or ERP, system and our revenue data warehouse.

Financing Activities

Prior to our IPO in March 2007, substantially all of our financing came from sales of preferred stock or loans.

In 2007, we generated $62.9 million of net cash from financing activities, substantially all of which came from the net proceeds of our IPO of $74.8 million offset by the repayment of a loan from Pinnacle Ventures of $12.1 million.

In 2006, we generated $11.3 million of net cash from financing activities, substantially all of which came from the proceeds of a loan from Pinnacle Ventures.

In 2005, we generated $26.7 million of net cash from financing activities, substantially all of which came from the issuance and sale of our preferred stock. We used $1.1 million to repay debt issued in connection with the Macrospace acquisition.

Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments were $59.8 million as of December 31, 2007. We believe that our cash, cash equivalents and short-term investments and any cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. We are currently are in the process of acquiring all outstanding shares of Superscape. Upon completion of the tender offer for all outstanding shares, we will be required to pay approximately $36.6 million (based on the March 7, 2008 closing exchange rate between British pound sterling and United States dollar of $1.9969) in cash to its shareholders.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Operating lease obligations	$9,570	$2,637	$6,238	$695	—
Guaranteed royalties(1)	11,507	7,655	3,427	425	—
FIN 48 obligations, including interest and penalties(2)	3,918	—	—	—	3,918

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Pursuant to some of these agreements, we are required to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Certain of these minimum payments totaling $7.9 million have been recorded as liabilities in our consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)	As of December 31, 2007, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on our consolidated balance sheets. As of December 31, 2007, the settlement of our income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 11 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective beginning January 1, 2008. We are currently evaluating whether we will elect to adopt SFAS 159 and if elected to adopt, the impact of the adoption of the provisions of SFAS 159 on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, of the adoption of the provisions of SFAS 141R on our financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents or short-term investments. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

As of December 31, 2007, we had $2.8 million of principal invested in auction-rate securities, all of which were rated AAA at the time of purchase. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, 28, or 35 days; every six months; etc.), based on market demand for a reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. The monthly auctions historically have provided a liquid market for these securities. Following a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

Given the current negative liquidity conditions in the global credit and capital markets, the auction-rate securities held by us at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The underlying assets of our auction-rate securities are corporate bonds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. For example, in the fourth quarter of 2007, we have recorded a pre-tax impairment charge of $806,000 reflecting the decrease in estimated value of our auction-rate securities as of December 31, 2007 that were determined to be other-than-temporary as a result of two failed auctions.

As of December 31, 2006, the contractual maturities of investments held were greater than five years. However, we had the ability and intent, if necessary, to liquidate any of these investments as needed in order to meet our needs within our normal operating cycles. Accordingly, all investments were classified as current assets on the consolidated balance sheets. As of December 31, 2007 and 2006, all auction rate securities were included in short-term investments. As of December 31, 2007, the contractual maturities of our remaining two auction rate securities were 2017. Although we may not have the ability to liquidate these investments within one year of the balance sheet date, we may need to sell the securities within the next year to fund operations. Accordingly, the investments were classified as current assets on the consolidated balance sheets.

The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in its portfolio (including on auction-rate securities), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

As of December 31, 2007 and 2006, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Chile, China, France, Germany, Hong Kong, Italy and Spain and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of December 31, 2007, Verizon Wireless accounted for 23.5% of our total accounts receivable and no other carrier represented more than 10% of our total accounts receivable. As of December 31, 2006, Verizon Wireless, Sprint Nextel and Vodafone accounted for 20.8%, 10.5% and 9.5% of our total accounts receivable, respectively.

Foreign Currency Risk

The functional currencies of our United States and United Kingdom operations are the United States Dollar, or USD, and the pound sterling, respectively. A significant portion of our business is conducted in currencies other than the USD or the pound sterling. Our revenues are usually denominated in the functional currency of the carrier. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are denominated in either the USD or the pound sterling. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net.

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

There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit out ability to react to foreign currency devaluations.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Item 8.	Financial Statements and Supplementary Data

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Glu Mobile Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholder’s equity/(deficit) and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted FASB Staff Position 150-5 (“FSP 150-5”) Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, during the year ended December 31, 2005. As discussed in Note 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment. As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 31, 2008

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$57,816	$3,823
Short-term investments	1,994	8,750
Accounts receivable, net of allowance of $368 and $466 at December 31, 2007 and 2006, respectively	18,369	14,448
Prepaid royalties	10,643	3,501
Prepaid expenses and other	2,589	853

Total current assets	91,411	31,375
Property and equipment, net	3,817	3,480
Prepaid royalties	2,825	1,417
Other long-term assets	1,593	1,826
Intangible assets, net	14,597	4,974
Goodwill	47,262	38,727

Total assets	$161,505	$81,799

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$6,427	$5,394
Accrued liabilities	217	1,048
Accrued compensation	2,322	2,013
Accrued royalties	12,759	7,030
Deferred revenues	640	178
Accrued restructuring charge	—	36
Current portion of long-term debt	—	4,339

Total current liabilities	22,365	20,038
Other long-term liabilities	9,679	1,343
Long-term debt, less current portion	—	7,245
Preferred stock warrant liability	—	1,995

Total liabilities	32,044	30,621

Commitments and contingencies (Note 8)
Mandatorily Redeemable Convertible Preferred Stock (Series A — D-1), $0.0001 par value: 0 and 12,547 shares authorized at December 31, 2007 and 2006; 0 and 12,258 shares issued and outstanding at December 31, 2007 and 2006, (aggregate liquidation value at December 31, 2006: $57,447)	—	57,265
Special Junior Redeemable Preferred Stock, $0.0001 par value: 0 and 4,485 shares authorized at December 31, 2007 and 2006; 0 and 3,423 shares issued and outstanding at December 31, 2007 and 2006 (liquidation value at December 31, 2006: $9,782)	—	19,098

	—	76,363
Stockholders’ equity/(deficit);
Preferred stock, $0.001 par value; 5,000 and 0 shares authorized at December 31, 2007 and 2006; no shares issued and outstanding at December 31, 2007 and 2006
Common stock, $0.0001 par value: 250,000 and 33,333 shares authorized at December 31, 2007 and 2006; 29,023 and 5,457 shares issued and outstanding at December 31, 2007 and 2006	3	1
Additional paid-in capital	179,924	19,894
Deferred stock-based compensation	(113)	(388)
Accumulated other comprehensive income/(loss)	2,080	1,285
Accumulated deficit	(52,433)	(45,977)

Total stockholders’ equity/(deficit)	129,461	(25,185)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity/(deficit)	$161,505	$81,799

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues	$66,867	$46,166	$25,651
Cost of revenues:
Royalties	18,381	13,713	7,256
Impairment of prepaid royalties and guarantees	—	355	1,645
Amortization of intangible assets	2,201	1,777	2,823
Impairment of intangible assets	—	—	1,103

Total cost of revenues	20,582	15,845	12,827

Gross profit	46,285	30,321	12,824

Operating expenses:
Research and development	22,425	15,993	14,557
Sales and marketing	13,224	11,393	8,515
General and administrative	16,898	12,072	8,434
Amortization of intangible assets	275	616	616
Restructuring charge	—	—	450
Acquired in-process research and development	59	1,500	—
Gain on sale of assets	(1,040)	—	—

Total operating expenses	51,841	41,574	32,572

Loss from operations	(5,556)	(11,253)	(19,748)
Interest and other income/(expense), net:
Interest income	2,953	682	600
Interest expense	(880)	(1,063)	(77)
Other income/(expense), net	(108)	(491)	18

Interest and other income/(expense), net	1,965	(872)	541

Loss before income taxes and cumulative effect of change in accounting principle	(3,591)	(12,125)	(19,207)
Income tax benefit/(provision)	265	(185)	1,621

Loss before cumulative effect of change in accounting principle	(3,326)	(12,310)	(17,586)
Cumulative effect of change in accounting principle	—	—	(315)

Net loss	(3,326)	(12,310)	(17,901)
Accretion to preferred stock	(17)	(75)	(63)
Deemed dividend	(3,130)	—	—

Net loss attributable to common stockholders	$(6,473)	$(12,385)	$(17,964)

Net loss per share attributable to common stockholders — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.14)	$(2.48)	$(4.37)
Cumulative effect of change in accounting principle	—	—	(0.07)
Accretion to preferred stock	—	(0.02)	(0.02)
Deemed dividend	(0.14)	—	—

Net loss per share attributable to common stockholders — basic and diluted	$(0.28)	$(2.50)	$(4.46)

Weighted average common shares outstanding	23,281	4,954	4,024

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY/(DEFICIT)

							Accumulated
	Redeemable Convertible				Additional	Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-In	Stock-based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity/(Deficit)	Loss
	(In thousands, except per share data)
Balances at December 31, 2004	9,193	$31,495	4,704	1	17,177	(2,366)	8	(16,238)	(1,418)
Net loss	—	—	—	—	—	—	—	(17,901)	(17,901)	(17,901)
Issuance of Series D Preferred Stock for cash at $9.03 per share, net of issuance costs of $141	2,234	20,031	—	—	—	—	—	—	—	—
Issuance of Series D-1 Preferred Stock for cash at $9.03 per share, net of issuance costs of $79	831	7,421	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	294	—	68	—	—	—	68	—
Issuance of common stock	—	—	83	—	249	—	—	—	249	—
Deferred stock-based compensation from options granted at below deemed fair value	—	—	—	—	1,129	(1,129)	—	—	—	—
Amortization of employee deferred stock-based compensation	—	—	—	—	—	1,487	—	—	1,487	—
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	—	(351)	351	—	—	—	—
Cancellation of unvested stock option issued to consultants	—	—	—	—	(210)	—	—	—	(210)	—
Vesting of early exercised options	—	—	—	—	51	—	—	—	51	—
Accretion to preferred stock redemption value	—	63	—	—	(63)	—	—	—	(63)	—
Capital contribution	—	(1,820)	—	—	1,348	—	—	472	1,820	—
Reclassification of preferred stock warrants to liability upon adoption of FSP 150-5	—	—	—	—	(144)	—	—	—	(144)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(1,332)	—	(1,332)	(1,332)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(19,233)

Balances at December 31, 2005	12,258	$57,190	5,081	$1	$19,254	$(1,657)	$(1,324)	$(33,667)	$(17,393)
Net loss	—	—	—	—	—	—	—	(12,310)	(12,310)	(12,310)
Issuance of Special Junior Preferred Stock for iFone acquisition	3,423	19,098	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	342	—	194	—	—	—	194	—
Issuance of common stock for no consideration	—	—	14	—	152	—	—	—	152	—
Issuance of common stock upon exercise of warrants	—	—	20	—	7	—	—	—	7	—
Elimination of deferred stock-based compensation on modified options	—	—	—	—	(578)	578	—	—	—	—
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	—	(153)	153	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,050	538	—	—	1,588	—
Vesting of early exercised options	—	—	—	—	43	—	—	—	43	—
Accretion to preferred stock redemption value	—	75	—	—	(75)	—	—	—	(75)	—
Foreign currency translation adjustment	—	—	—	—	—	—	2,609	—	2,609	2,609

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(9,701)

Balances at December 31, 2006	15,681	$76,363	5,457	$1	$19,894	$(388)	$1,285	$(45,977)	$(25,185)

Net loss	—	—	—	—	—	—	—	(3,326)	(3,326)	(3,326)
Proceeds from initial public offering of common stock, net of issuance costs of $3,315	—	—	7,300	—	74,758	—	—	—	74,758	—
Automatic conversion of preferred stock to common stock upon completion of initial public offering	(15,681)	(76,380)	15,681	2	76,378	—	—	—	76,380	—
Transfer of preferred stock warrant liability to additional paid-in capital	—	—	—	—	1,985	—	—	—	1,985	—
Deemed dividend related to issuance of common stock warrants	—	—	—	—	3,130	—	—	(3,130)	—	—
Issuance of restricted stock	—	—	4	—	1	—	—	—	1	—
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	—	(17)	17	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,541	258	—	—	3,799	—
Vesting of early exercised options	—	—	—	—	46	—	—	—	46	—
Accretion to preferred stock redemption value	—	17	—	—	(17)	—	—	—	(17)	—
Issuance of common stock upon exercise of stock options	—	—	268	—	225	—	—	—	225	—
Issuance of common stock upon exercise of warrants	—	—	313	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	795	—	795	795

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(2,531)

Balances at December 31, 2007	—	—	29,023	$3	$179,924	$(113)	$2,080	$(52,433)	$129,461

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(3,326)	$(12,310)	$(17,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,116	1,503	816
Amortization of intangible assets	2,476	2,393	3,439
Stock-based compensation	3,799	1,740	1,277
Change in carrying value of preferred stock warrant liability	10	1,014	(85)
Amortization of value related to warrants issued in connection with line of credit	—	—	20
Amortization of value of warrants issued in connection with loan	477	122	—
Amortization of loan agreement costs	101	18	—
Non-cash foreign currency remeasurement (gain)/loss	(690)	(522)	(61)
Acquired in-process research and development	59	1,500	—
Impairment of prepaid royalties and guarantees	—	355	1,645
Impairment of intangible assets	—	—	1,103
Write down of auction rate securities	806	—	—
Gain on sale of assets	(1,040)	—	—
Decrease in deferred income tax	—	(352)	(1,863)
Changes in allowance for doubtful accounts	(94)	230	228
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(2,672)	(4,176)	(3,549)
Increase in prepaid royalties	(2,039)	(258)	(1,714)
Decrease/(increase) in prepaid expenses and other assets	(2,598)	(1,497)	305
Increase/(decrease) in accounts payable	1,555	(1,982)	1,387
Increase/(decrease) in other accrued liabilities	(1,270)	(1,285)	182
Increase in accrued compensation	166	1,037	295
Increase in accrued royalties	642	2,505	3,468
Increase/(decrease) in deferred revenues	436	181	(75)
Increase/(decrease) in accrued restructuring charge	(36)	(1,418)	273
Decrease in other long-term liabilities	171	184	471

Net cash used in operating activities	(951)	(11,018)	(10,339)

Cash flows from investing activities:
Purchase of short-term investments	(73,600)	(24,850)	(54,100)
Sale of short-term investments	79,550	35,300	40,400
Purchase of property and equipment	(2,343)	(2,047)	(3,006)
Proceeds from sale of assets, net of delivery costs	1,040	—	—
Acquisition of MIG, net of cash acquired	(12,874)	—	—
Acquisition of iFone, net of cash acquired	—	(7,396)	—

Net cash provided by/(used in) investing activities	(8,227)	1,007	(16,706)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	27,672
Preferred stock issuance costs	—	—	(220)
Proceeds from loan agreement	—	12,000	—
Proceeds from issuance of common stock	—	—	249
Proceeds from initial public offering, net	74,758	—	—
Proceeds from exercise of stock options	225	194	69
Proceeds from exercise of stock warrants	—	7	—
Debt payments	(12,060)	(949)	(1,078)

Net cash provided by financing activities	62,923	11,252	26,692

Effect of exchange rate changes on cash	248	166	(124)
Net increase/(decrease) in cash and cash equivalents	53,993	1,407	(477)
Cash and cash equivalents at beginning of period	3,823	2,416	2,893

Cash and cash equivalents at end of period	$57,816	$3,823	$2,416

Supplemental disclosures of cash flow information
Interest paid	$361	$912	$56

Income taxes paid	$835	$487	$137

Supplemental disclosure of non-cash investing and financing activities
Acquisition of iFone net assets	—	19,018	—
Demed dividend related to issuance of common stock warrants	3,130	—	—
Accretion of preferred stock to redemption value	17	75	63
Capital contribution	—	—	1,820
Fixed asset purchases financed through capital lease	—	—	114
Reclassification of preferred stock warrants to (from) liability from (to) additional paid-in capital	(1,985)	—	144

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1 — THE COMPANY

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated as Cyent Studios, Inc. in Nevada on May 16, 2001 and changed its name to Sorrent, Inc. On November 21, 2001, New Sorrent, Inc., a wholly owned subsidiary of the Company was incorporated in California. The Company and New Sorrent, Inc. merged on December 4, 2001 to form Sorrent, Inc., a California corporation. In May 2005, the Company changed its name to Glu Mobile Inc. The Company is a leading global publisher of mobile games. Glu has developed and published a portfolio of more than 195 casual and traditional games to appeal to a broad cross section of subscribers served by the Company’s more than 200 wireless carriers and other distributors. Glu creates games and related applications based on third-party licensed brands and other intellectual property, as well as developing its own original brands and intellectual property.

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

In connection with the IPO, in March 2007, the Company affected a 3-for-1 reverse stock split of its outstanding capital stock and derivative securities. All share numbers and exercises prices in these financial statements give effect to the reverse stock split.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of mobile games. License arrangements with the end user can be on a perpetual or subscription basis. A perpetual license gives an end user the right to use the licensed game on the registered handset on a perpetual basis. A subscription license gives an end user the right to use the licensed game on the registered handset for a limited period of time, ranging from a few days to as long as one month. All games that require ongoing delivery of content from the Company or connectivity through its network for multi-player functionality are only billed on a monthly subscription basis. The Company distributes its products primarily through mobile telecommunications service providers (“carriers”), which market

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the games to end users. License fees for perpetual and subscription licenses are usually billed by the carrier upon download of the game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while the others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits.

Short-Term Investments

The Company invests in auction-rate securities that are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals set at the time of issuance (e.g., every seven, 28 or 35 days or every six months), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years.

The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, these securities are reported at fair value with any changes in market value reported as a part of comprehensive income/(loss). No unrealized gains or losses were recognized during the years ended December 31, 2007, 2006 or 2005.

The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company recorded an $806 write down due to a decline in fair value of two failed auctions as of December 31, 2007 that was determined to be other-than-temporary based on quantitative and qualitative assumptions and estimates using valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, the ratings of the underlying securities, the Company’s intent to continue to hold these securities and further deterioration in the auction-rate securities market. No realized gains or losses were recognized during the years ended December 31, 2006 or 2005.

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

The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2007	2006	2005

Verizon Wireless	23.0%	20.6%	24.3%
Sprint Nextel	*	12.6	11.9
AT&T	*	11.3	11.9
Vodafone	*	10.6	*

*	Revenues from the customer were less than 10% during the period.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, Verizon Wireless accounted for 23.5% of total accounts receivable and no other customer represented more than 10% of total accounts receivable. At December 31, 2006, Verizon Wireless, Sprint Nextel and Vodafone accounted for 20.8%, 10.5% and 9.5% of total accounts receivable, respectively. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to their relatively short maturity. Based on the borrowing rates available to the Company for loans with similar terms, the carrying value of borrowings outstanding approximates their fair value.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, the Company adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. As a result, the Company recorded a minimum guaranteed liability of approximately $7,876 and $1,366 as of December 31, 2007 and 2006, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company did not incur impairment charges to cost of revenues in the year ended December 31, 2007 but recorded impairment charges to cost of revenues of $355 and $1,645 during the years ended December 31, 2006 and 2005, respectively.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under SFAS 142, the Company performs the annual impairment review of its goodwill balance as of September 30. This impairment review involves a two-step process as follows:

Step 1 — The Company compares the fair value of each of its reporting units to the carrying value including goodwill of that unit. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. To date, the fair values of the Company’s reporting units have exceeded their carrying values and thus no goodwill impairment charges have been recorded.

Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and intangible assets (other than goodwill) and liabilities. This allows the Company to derive an implied fair value for the unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying value of the unit’s goodwill. If the carrying amount of the unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

Purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from one to six years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. The Company recognizes impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis.

Property and Equipment

The Company states property and equipment at cost.  The Company computes depreciation or amortization using the straight-line method over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the lease term of the respective assets, whichever is shorter.

The depreciation and amortization periods for the Company’s property and equipment are as follows:

Computer equipment	Three years
Computer software	Three years
Furniture and fixtures	Three years
Leasehold improvements	Shorter of the estimated useful life or remaining term of lease

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

The Company charges costs related to research, design and development of products to research and development expense as incurred. The types of costs included in research and development expenses include salaries, contractor fees and allocated facilities costs.

Software Development Costs

The Company applies the principles of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its games. Under this approach, the Company does not consider a game in development to have passed the technological feasibility milestone until the Company has completed a model of the game that contains essentially all the functionality and features of the final game and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a game for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile game market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops games; the lack of pre-orders or sales history for its games; the uncertainty regarding a game’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a game will be available for sale; and its historical practice of canceling games at any stage of the development process.

Internal Use Software

The Company recognizes internal use software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company has capitalized certain internal use software costs totaling approximately $482, $394 and $1,283 during the years ended December 31, 2007, 2006 and 2005, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2007, 2006 and 2005, the amortization of capitalized costs totaled approximately $663, $457 and $121, respectively. Capitalized internal use software development costs are included in property and equipment, net.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under SFAS 109, the Company determines deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which it expects the differences to reverse. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle as of the date of adoption. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The total amount of unrecognized tax benefits as of the adoption date was $575. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 14 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.

Restructuring

The Company accounts for costs associated with employee terminations and other exit activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company records employee termination benefits as an operating expense when it communicates the benefit arrangement to the employee and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and followed the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB No. 25, compensation expense for an option is based on the difference, if any, on the date of the grant, between the fair value of a company’s common stock and the exercise price of the option. Employee stock-based compensation determined under APB No. 25 is recognized using the multiple option method prescribed by the Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), over the option vesting period.

Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), which supersedes its previous accounting under APB No. 25. SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company adopted SFAS 123R using the prospective transition method, which requires, that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS 123R shall be applied to option grants on and after the required effective date. For options granted prior to the SFAS 123R effective date that remain unvested on that date, the Company continues to recognize compensation expense under the intrinsic value method of APB No. 25. In addition, the Company continues to amortize those awards valued prior to January 1, 2006 utilizing an accelerated amortization schedule, while it expenses all options granted or modified after January 1, 2006 on a straight-line basis.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $1,000, $970 and $476 in the years ended December 31, 2007, 2006 and 2005, respectively.

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) currently includes only foreign currency translation adjustments.

Foreign Currency Translation

In preparing its consolidated financial statements, the Company translated the financial statements of its foreign subsidiaries from their functional currencies, the local currency, into United States Dollars. This process resulted in unrealized exchange gains and losses, which are included as a component of accumulated other comprehensive loss within stockholders’ deficit.

Cumulative foreign currency translation adjustments include any gain or loss associated with the translation of a subsidiary’s financial statements when the functional currency of a subsidiary is the local currency. However, if the functional currency is deemed to be the United States Dollar, any gain or loss associated with the translation of these financial statements would be included within the Company’s statements of operations. If the Company disposes of any of its subsidiaries, any cumulative translation gains or losses would be realized and recorded within the Company’s statement of operations in the period during which the disposal occurs. If the Company determines that there has been a change in the functional currency of a subsidiary relative to the United States Dollar, any translation gains or losses arising after the date of change would be included within the Company’s statement of operations.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2007	2006	2005

Net loss attributable to common stockholders	$(6,473)	$(12,385)	$(17,964)

Basic and diluted shares:
Weighted average common shares outstanding	23,263	5,260	4,988
Weighted average unvested common shares subject to repurchase	(82)	(306)	(964)

Weighted average shares used to compute basic and diluted net loss per share	23,281	4,954	4,024

Net loss per share attributable to common stockholders — basic and diluted	$(0.28)	$(2.50)	$(4.46)

The following weighted average convertible preferred stock, warrants to purchase convertible preferred stock, options and warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2007	2006	2005

Convertible preferred stock upon conversion to common stock	3,702	14,853	11,006
Warrants to purchase convertible preferred stock	—	194	123
Warrants to purchase common stock	210	20	20
Unvested common shares subject to repurchase	81	306	964
Options to purchase common stock	3,436	2,135	2,026

	7,429	17,508	14,139

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 11 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective beginning January 1, 2008. The Company is currently evaluating whether it will elect to adopt SFAS 159 and if elected to adopt, the impact of the adoption of the provisions of SFAS 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, of the adoption of the provisions of SFAS 141R on its financial position, results of operations and cash flows.

NOTE 3 — CHANGE IN ACCOUNTING POLICY

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). FSP 150-5 affirms that warrants of this type are subject to the requirements in SFAS No. 150, regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS No. 150, the freestanding warrants to purchase the Company’s convertible preferred stock are liabilities that must be recorded at fair value.

The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of July 1, 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net loss by $315, or $0.07 per share. There was $85 of income recorded in other income/(expense), net to reflect the decrease in fair value between July 1, 2005 and December 31, 2005. In the year ended December 31, 2006, the Company recorded $1,014 of additional expense in other income/(expense), net, to reflect the increase in fair value between January 1, 2006 and December 31, 2006. In the year ended December 31, 2007, the Company recorded $10 of additional expense in other income/(expense), net, to reflect the increase in fair value between January 1, 2007 and March 21, 2007.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — ACQUISITIONS

Acquisition of Beijing Zhangzhong MIG Information Technology Co. Ltd.

On December 19, 2007, the Company acquired the net assets of Awaken Limited group affiliates. Awaken Limited’s principal operations are through Beijing Zhangzhong MIG Information Technology (“MIG”), a domestic limited liability company organized under the laws of the People’s Republic of China (the “PRC”). The Company will refer to the acquired companies collectively as “MIG”. The Company acquired MIG in order to accelerate the Company’s presence in China, to deepen Glu’s relationship with China Mobile, the largest wireless carrier in China, to acquire access and rights to leading franchises for the Chinese market, and to augment its internal production and publishing resources with a studio in China. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

The Company purchased all of the issued and outstanding shares of MIG for a total purchase price of $15,228 which consisted of cash consideration paid to MIG shareholders of $14,655 and transaction costs of $573. In addition, subject to MIG’s achievement of revenue and operating income milestones for the year ended December 31, 2008, the Company committed to pay additional consideration of $20,000 to the MIG shareholders and bonus payment of $5,000 to two officers of MIG, who are also shareholders. If earned, one half of the bonus (or $2,500) will be paid on the earn-out payment date and one half will be paid on December 31, 2009, if the officers continue their employment with the Company. As of the acquisition date, these two officers owned 27% of the outstanding shares of MIG. Per their employment agreements, these two shareholders will be entitled to one half of their proportionate share of the earned additional consideration (or $2,700) on the earn-out payment date and one half of their proportionate share of the earned additional consideration on December 31, 2009, if they continue their employment with the Company. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company has not recorded the additional consideration or bonus in the initial purchase price as these amounts are contingent on MIG’s future earnings. In accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company will record the estimated contingent consideration and bonus earned by the two officers (totaling $10,400) as compensation over the two year vesting period ending December 31, 2009.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated financial statements include the results of operations of MIG from the date of acquisition. Under the purchase method of accounting, the Company allocated the total purchase price of $15,228 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date. The following summarizes the preliminary purchase price allocation of the MIG acquisition:

Assets acquired:
Cash	$1,899
Accounts receivable	848
Prepaid and other current assets	20
Property and equipment	71
Intangible assets:
Content and technology	490
Existing Titles	2,200
Carrier contracts and relationships	8,510
Service providers license	400
Trade names	110
In-process research and development	59
Goodwill	7,880

Total assets acquired	22,487
Liabilities assumed:
Accounts payable	(21)
Accrued liabilities	(650)
Accrued compensation	(106)

Total current liabilities	(777)
Long-term deferred tax liabilities	(2,652)
Other long-term liabilities	(3,830)

Total liabilities	(7,259)

Net acquired assets	$15,228

The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income and market approaches. Of the total purchase price, $11,710 was allocated to amortizable intangible assets. The amortizable intangible assets are being amortized over the respective estimated useful life of two to nine years.

In conjunction with the acquisition of MIG, the Company recorded a $59 expense for acquired in-process research and development (“IPR&D”) during the fourth quarter of 2007 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in our consolidated statements of operation in the year ended December 31, 2007.

The IPR&D is related to the development of a new title. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% discount rate. The Company expects the cash flows generated from this new title to begin in 2008. This rate takes into account the percentage of completion of the development effort of approximately 60% and the risks associated with the Company’s developing this technology

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

given changes in trends and technology in the industry. As of February 29, 2008, this acquired IPR&D project had been completed at costs similar to the original projections.

The Company allocated the residual value of $7,880 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Any changes in consideration, transaction costs or fair value of MIG’s net assets may change the preliminary purchase price allocation and amount of goodwill recorded by the Company. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated financial statements include the results of operations of iFone from the date of acquisition. Under the purchase method of accounting, the Company allocated the total purchase price of $23,502 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date.

Assets acquired:
Accounts receivable	$2,518
Prepaid and other current assets	2,271
Property and equipment	89
Intangible assets:
Titles, content and technology	2,700
Carrier contracts and relationships	1,300
Existing license agreements	400
Trademarks	100
In-process research and development	1,500
Goodwill	22,828

Total assets acquired	33,706
Liabilities assumed:
Accounts payable	(4,247)
Accrued liabilities	(4,777)
Restructuring liabilities	(1,180)

Total liabilities acquired	(10,204)

Net acquired assets	$23,502

The above table includes reductions to acquired goodwill to reflect adjustments to certain assumed liabilities upon completion of the purchase price allocation.

The Company has recorded an estimate for costs to terminate certain activities associated with the iFone operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $1,180 principally related to the termination of 41 iFone employees. At December 31, 2006, a total of $36 of restructuring liabilities related to iFone employees remained and is expected to be paid in the first quarter of 2007.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has included the results of operations of MIG and iFone in its consolidated financial statements subsequent to the dates of the respective acquisitions. The unaudited financial information in the table below summarizes the combined results of operations of the Company, MIG and iFone, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	2007	2006	2005

Total pro forma revenues	$69,543	$49,534	$33,686
Gross profit	46,379	29,960	18,754
Pro forma net loss before effect of change in accounting principle	(6,596)	(21,520)	(19,737)
Pro forma net loss	(6,596)	(21,520)	(20,052)
Pro forma net loss per share — basic and diluted	(0.28)	(4.34)	(4.98)

The Company is presenting pro forma financial information for informational purposes only, and this information is not intended to be indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for each of the periods includes a charge of $1,559 for IPR&D since the above table assumes the acquisitions occurred as of the beginning of each period.

NOTE 5 — SHORT-TERM INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of December 31, 2007, and December 31, 2006:

				Classified on Balance Sheet
	Purchased	Realized	Aggregate	Cash and Cash	Short-term
	Cost	Loss	Fair Value	Equivalents	Investments

As of December 31, 2007:
Auction rate securities	$2,800	$(806)	$1,994	$—	$1,994
Money market funds	50,968	—	50,968	50,968	—

	$53,768	$(806)	$52,962	$50,968	$1,994

As of December 31, 2006:
Auction rate securities	$8,750	$—	$8,750	$—	$8,750
Money market funds	1,489	—	1,489	1,489	—

	$10,239	$—	$10,239	$1,489	$8,750

At December 31, 2007, the Company had $2,800 of principal invested in auction-rate securities. The auction-rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in auction-rate securities represent interests in corporate bonds.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The auction-rate security investments held by the Company all had AAA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the auction-rate securities held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

The estimated market value of the Company’s auction-rate securities holdings at December 31, 2007 was $1,994, which reflects a $806 adjustment to the principal value of $2,800. Although the auction-rate securities continue to pay interest according to their stated terms, based on valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions and the continued and further deterioration in the auction-rate securities market, the Company has recorded a pre-tax impairment charge of $806 in the fourth quarter of 2007, reflecting the auction-rate securities holdings that the Company has concluded have an other-than-temporary decline in value.

As of December 31, 2006, the contractual maturities of investments held were greater than five years. However, the Company had the ability and intent, if necessary, to liquidate any of these investments as needed in order to meet the Company’s needs within its normal operating cycles. Accordingly, all investments were classified as current assets on the consolidated balance sheets. As of December 31, 2007 and 2006, all auction-rate securities were included in short-term investments. As of December 31, 2007 the contractual maturities of the Company’s remaining two auction-rate securities were 2017. Although the Company may not have the ability to liquidate these investments within one year of the balance sheet date it may need to sell the securities within the next year to fund operations. Accordingly, the investments were classified as current assets on the consolidated balance sheets.

NOTE 6 — BALANCE SHEET COMPONENTS

Property and Equipment

	December 31,
	2007	2006

Computer equipment	$3,200	$1,856
Furniture and fixtures	1,368	1,260
Software	2,196	1,714
Leasehold improvements	1,694	1,129

	8,458	5,959
Less: Accumulated depreciation and amortization	(4,641)	(2,479)

	$3,817	$3,480

Depreciation and amortization for the years ended December 31, 2007, 2006 and 2005 were $2,085, $1,503 and $816, respectively.

Accounts Receivable

	December 31,
	2007	2006

Accounts receivable	$18,737	$14,914
Less: Allowance for doubtful accounts	(368)	(466)

	$18,369	$14,448

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The movement in our allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions	Deductions	Period
		(In thousands)

Year ended December 31, 2005	$—	$207	$—	$207
Year ended December 31, 2006	$207	$259	$—	$466
Year ended December 31, 2007	$466	$64	$162	$368

The Company had no significant write-offs or recoveries during the years ended December 31, 2007, 2006 and 2005.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006 and MIG in 2007. The carrying amounts and accumulated amortization expense of the acquired intangible assets at December 31, 2007 and 2006 were as follows:

			December 31, 2007			December 31, 2006
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value

Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$5,018	$(4,172)	$846	$4,197	$(2,372)	$1,825
Catalogs	1 yr	1,553	(1,553)	—	1,500	(1,500)	—
ProvisionX Technology	6 yrs	256	(118)	138	247	(192)	55
Carrier contract and related relationships	5 yrs	10,922	(1,117)	9,805	2,200	(563)	1,637
Licensed content	5 yrs	2,651	(183)	2,468	400	(60)	340
Service provider license	9 yrs	404	(2)	402	—	—	—
Trademarks	3 yrs	218	(96)	122	100	(38)	62

		21,022	(7,241)	13,781	8,644	(4,725)	3,919
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,656	(840)	816	1,600	(545)	1,055
Noncompete agreement	2 yrs	725	(725)	—	700	(700)	—

		2,381	(1,565)	816	2,300	(1,245)	1,055

Total intangibles assets		$23,403	$(8,806)	$14,957	$10,944	$(5,970)	$4,974

Additions to intangible assets in 2007 of $11,710 are a result of the MIG acquisition and the additions in 2006 of $4,500 are a result of the iFone acquisition (see note 4).

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense in the amounts of $2,201, $1,777 and $2,823, respectively, in cost of revenues. During the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense in the amounts of $275, $616 and $616, respectively, in operating expenses.

During the year ended December 31, 2005, the Company impaired certain titles, content and technology intangible assets as certain titles were discontinued or their current anticipated cash flows were significantly lower than the estimated cash flows used in the initial valuation. The Company used a discounted cash flow approach to determine the current fair value of these intangibles. The Company recorded a charge of $1,103 for the impairment during the year ended December 31, 2005. It recorded no impairments during the years ended December 31, 2007 and 2006.

As of December 31, 2007, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense

2008	$3,494	$276	$3,770
2009	3,097	276	3,373
2010	2,595	264	2,859
2011	1,569	—	1,569
2012	1,478	—	1,478
2013 and thereafter	1,548	—	1,548

	$13,781	$816	$14,597

Goodwill

At September 30, 2007, the Company performed its annual test for goodwill impairment as required by SFAS No. 142. The Company determined that it operates three reporting units for the purposes of SFAS No. 142. The goodwill as of the assessment date was attributed to the Americas and Europe, Middle East and Africa (“EMEA”) reporting units. The Company concluded that goodwill was not impaired since the fair value of its reporting units exceeded their respective carrying values, including goodwill. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the discounted cash flow and market methods. The Company determined the assumptions supporting the discounted cash flow method, including the assumed 25% and 27% discount rates for the Americas and EMEA reporting units, respectively, using its best estimates as of the date of the impairment review.

The Company attributes all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The goodwill allocated to the Americas reporting unit is denominated in United States Dollars, and the goodwill allocated to the EMEA reporting unit is denominated in pounds sterling. As a result, the goodwill attributed to the EMEA reporting unit is subject to foreign currency fluctuations. The Company attributes all of the goodwill resulting from the MIG acquisition to its APAC reporting unit. The goodwill resulting from the acquisition of MIG is denominated in Chinese Renminbi (“RMB”) and will be subject to foreign currency fluctuations.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill by geographic region is as follows:

				Effects of				Effects of
				Foreign				Foreign
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	December 31,
	2006	Acquired	Adjustments	Exchange	2006	Acquired	Adjustments	Exchange	2007

Americas	$—	$11,414	$—	$—	$11,414	$—	$12	$—	$11,426
EMEA	12,467	11,414	351	3,081	27,313	—	13	534	27,860
APAC	—	—	—	—	—	7,880	—	96	7,976

Total	$12,467	$22,828	$351	$3,081	$38,727	$7,880	$25	$630	$47,262

Goodwill was acquired during 2007 as a result of the purchase of MIG and during 2006 as a result of the purchase of iFone (see Note 4). The net adjustment increase to goodwill in 2007 of $25 was a result of adjustments to iFone’s pre-acquisition and net operating losses research and development tax credits. The net adjustment increase to goodwill in 2006 of $351 was a result of adjustments to the net operating loss carryforwards for Glu Mobile Limited (formerly Macrospace Limited) upon finalization of the 2004 tax returns.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through July 2012. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2,092, $1,759 and $1,236, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $571 and $225 at December 31, 2007 and 2006, respectively, and was included within other long-term liabilities.

At December 31, 2007, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments

2008	$2,637
2009	2,413
2010	2,189
2011	1,636
2012	695
2013 and thereafter	—

$9,570

Capital Lease

The Company has one lease that it accounts for as a capital lease. It capitalized a total of $114 as computer equipment under this lease during the year ended December 31, 2005. The Company recorded no capital lease obligations during the year ended December 31, 2007 or during the year ended December 31, 2006. Accumulated depreciation associated with this capital lease was $85 and $47 at December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had no remaining capital lease obligations.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum Guaranteed Royalties

The Company has entered into license and development agreements with various owners of brands and other intellectual property so that it could develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimal royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of December 31, 2007 were as follows:

Minimum
Guaranteed
Period Ending December 31,	Royalties

2008	$7,655
2009	1,815
2010	1,262
2011	350
2012	425
2013 and thereafter	—

$11,507

Commitments in the above table include $7,867 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of December 31, 2007 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.

Income Taxes

At this time, the settlement of the Company’s income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2007 or 2006.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2007 or 2006.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or results of operation, and thus no amounts were accrued for these exposures at December 31, 2007 or 2006.

NOTE 9 — DEBT

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

In conjunction with the Loan, the Company issued to entities affiliated with the lender warrants to purchase 106 shares of Series D Preferred Stock with an exercise price of $9.03 per share and a contractual life of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, term of seven years, risk-free interest rate of 5.1% and dividend yield of 0%. The Company recorded the fair value of the warrants of $607 as a discount to the carrying value of the Loan. Upon repayment of the Loan in March 2007, the remaining unamortized debt discount of $477 was amortized in full to interest expense. These warrants converted into warrants to purchase an equal number of shares of common stock upon the closing of the IPO and remained outstanding at December 31, 2007.

Line of Credit Facility

In February 2007, the Company entered into an agreement to secure a revolving line of credit that allows the Company to borrow up to $8,000. The facility is restricted to 80% of the Company’s eligible domestic accounts receivable. The line carries an interest rate equal to the prime rate plus 1% and matures in 24 months. Payments on any borrowings would be interest only with any remaining borrowings due at maturity. The line is collateralized by all of the assets of the Company, including intellectual property. The Company is required to maintain a minimum tangible net worth of $3,000. Also, if the Company’s net cash balance, excluding any borrowings under this line of credit, declines below $3,500, then the Company’s accounts receivable must be collected by means of a lock box, the interest rate on any borrowings would be increased to the prime rate plus 2% and the Company would have to pay a one-time fee to the lender of $50. To date, there have been no borrowings under this facility. The Company was in compliance with all covenants as of December 31, 2007.

NOTE 10 — SALE OF PROVISIONX SOFTWARE

In January 2007, the Company signed an agreement with a third party for the sale of its ProvisionX software for $1,100. Under the terms of the agreement, the Company will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following completion of the sale, by the third party. The Company recognized a net gain on the sale of assets of $1,040 during the year ended December 31, 2007 which included approximately $60 of selling costs incurred during the transition.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY/(DEFICIT)

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

At December 31, 2007, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2007, the Company had reserved 817 shares for issuance under its stock plans.

Preferred Stock

At December 31, 2007, the Company was authorized to issue 5,000 shares of preferred stock.

Early Exercise of Employee Options

Stock options granted under the Company’s stock option plan provide certain employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 50 and 108 at December 31, 2007 and 2006, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity/(deficit). The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. As of December 31, 2007 and 2006, the Company included cash received for early exercise of options of $45 and $92, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.

Warrants to Purchase Common Stock

In connection with the issuance of its Series A Preferred Stock, the Company issued warrants to purchase 20 shares of common stock. These warrants had an exercise price of $0.36 per share and an expiration date of December 31, 2007. During the year ended December 31, 2006, these warrants were exercised for gross proceeds of $7.

Upon the effective date of the IPO, warrants to purchase 229 shares of redeemable convertible preferred stock converted into warrants to purchase 229 shares of common stock. As discussed in Note 1, the Company classified the freestanding redeemable convertible preferred stock warrants as a liability and adjusted the warrants to fair value at each reporting period until the completion of the IPO. Upon closing of the IPO, the preferred stock warrant liability of $1,985 was reclassed to additional paid-in capital. During the year ended December 31, 2007, a holder of warrants elected to net exercise warrants to purchase 52 shares of common stock which were converted to 41 shares of common stock.

In February 2007, the Company issued warrants to purchase an aggregate of 272 shares of common stock with an exercise price of $0.0003 per share to certain holders of Series D or D-1 redeemable convertible preferred stock as an inducement for these holders to convert their preferred stock into common stock upon the consummation of the Company’s IPO. These warrants expired 30 days following the completion of the Company’s IPO, and if the date

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of effectiveness of that offering did not occur by March 31, 2007 or earlier, the warrants would expire at that time. In connection with the issuance of the warrants, the Company received an agreement to convert all shares of preferred stock to common stock upon completion of the Company’s IPO from holders of the requisite number of shares to cause that conversion, provided that the registration statement for the initial public offering was effective on or before March 31, 2007. The Company recorded a deemed dividend of $3,130 in connection with the issuance of the warrants during the three months ending March 31, 2007. The deemed dividend represented the fair value of the warrants and was calculated using the share price at the date of the IPO closing of $11.50 per share and the strike price of the warrants of $0.0003 per share. These warrants were exercised in April 2007.

Warrants outstanding at December 31, 2007 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant

March 2003	5	$1.92	71
May 2006	7	9.03	106

			177

NOTE 12 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

Prior to the IPO in March 2007, the Company’s Certificate of Incorporation authorized the issuance of up to 17,032 shares of redeemable convertible preferred stock, with $0.0001 par value. Redeemable convertible preferred stock at December 31, 2006 consisted of the following:

	Shares
		Issued and	Liquidation
	Authorized	Outstanding	Preference

Mandatorily redeemable convertible preferred stock:
Series A	2,313	2,313	$4,275
Series B	2,988	2,865	5,500
Series C	4,015	4,015	20,000
Series D	2,400	2,234	20,172
Series D-1	831	831	7,500

Total mandatorily redeemable convertible preferred stock	12,547	12,258	$57,447

Special junior redeemable convertible preferred stock	4,485	3,423	$9,782

The Special Junior Preferred Stock was classified as redeemable due to the deemed liquidation provision in the instrument.

Upon closing of the IPO in March 2007, all shares of outstanding redeemable convertible preferred stock automatically converted into 15,680 shares of common stock.

Warrants for Preferred Stock

In 2003, in connection with the execution of a convertible note payable agreement, the Company issued to the lender warrants to purchase 71 shares of Series B Preferred Stock at an exercise price of $1.92. In 2004, in connection with obtaining a line of credit agreement, the Company issued to the lender warrants to purchase 52 shares of Series B Preferred Stock at an exercise price of $1.92. In 2006, in connection with the execution of the loan agreement (see Note 8), the Company issued to the lender warrants to purchase 106 shares of Series D Preferred Stock at an exercise price of $9.03 per share.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the closing of the IPO in March 2007, and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, 229 warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company’s common stock.

NOTE 13 — STOCK OPTION AND OTHER BENEFIT PLANS

2001 Stock Plan

In December 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of stock options to employees, directors, consultants, independent contractors and advisors of the Company.

As provided by the 2007 Equity Incentive Plan, 195 shares, representing all remaining shares reserved for issuance under the 2001 Plan were transferred to the 2007 Plan upon closing of the IPO. However, the plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2001 Plan.

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

The Company may grant options under the 2007 Plan at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by its Board of Directors, provided, however, that (i) the exercise price of an incentive stock option (“ISO”) or non-qualified stock options (“NSO”) may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying shares of common stock on the grant date, and (ii) the exercise price of an ISO or NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the grant date. Prior to the Company’s IPO, the Board determined the fair value of common stock in good faith based on the best information available to the Board and Company’s management at the time of the grant. Following the IPO, the fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Market on the date of determination. The stock options generally vest 25% at one year from the vesting commencement date and an additional 1/48 per month thereafter. Stock options granted during 2007 prior to October 25, 2007 have a contractual term of ten years and stock options granted on or after October 25, 2007 have a contractual term of six years.

The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses.

As of December 31, 2007, 817 shares were reserved for future grants under the 2007 Plan.

2007 Employee Stock Purchase Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan). The Company has reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. The Company has reserved 667 shares of its common stock for issuance under the plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the plan will be increased

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of this plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.

Stock Option Activity

The following table summarizes the Company’s stock option activity:

		Options Outstanding
			Weighted
			Average
	Shares	Number of	Exercise
	Available	Shares	Price

Balances at December 31, 2004	226	1,685	0.42
Increase in authorized shares	1,083	—
Options granted	(1,397)	1,397	3.94
Options canceled	562	(562)	2.93
Options exercised	—	(294)	0.24

Balances at December 31, 2005	474	2,226	2.02
Increase in authorized shares	1,000
Options granted	(1,653)	1,653	7.30
Options canceled	655	(655)	3.17
Options exercised	—	(342)	0.61

Balances at December 31, 2006	476	2,882	$5.03
Increase in authorized shares	1,766
Options granted	(1,775)	1,775	9.15
Options canceled	350	(350)	9.16
Options exercised	—	(271)	0.84

Balances at December 31, 2007	817	4,036	$6.75

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Range of		Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise	Number	Life	Exercise	Intrinsic	Number	Life	Exercise	Intrinsic
Prices	Outstanding	(in Years)	Price	Value	Exercisable	(in Years)	Price	Value

$ 0.18 - $ 3.54	621	1.90	$0.84	$2,720	522	1.65	$0.72	$2,347
$ 3.57 - $ 3.90	682	8.08	3.82	953	421	8.10	3.84	581
$ 4.50 - $ 5.57	404	3.12	4.69	214	235	2.63	4.57	153
$ 5.95 - $ 5.95	690	5.91	5.95	—	—	—	—	—
$ 8.29 - $ 9.64	48	9.52	9.16	—	—	—	—	—
$10.53 - $10.53	653	8.69	10.53	—	205	8.67	10.53	—
$10.65 - $11.88	938	9.21	11.53	—	61	9.18	11.35	—

$ 0.18 - $11.88	4,036	6.64	6.75	$3,887	1,444	5.01	4.10	$3,081

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $5.22 at December 31, 2007. The aggregate intrinsic value of awards exercised during the year ended December 31, 2007 and December 31, 2006 was $170 and $119, respectively. As of December 31, 2007, the total stock options vested and expected to vest were 3,397 and had a weighted average exercise price of $6.47 per share, a weighted average contractual term of 6.43 years and a total intrinsic value of $3,707.

Included in the above table are non-employee stock options granted in the years ended December 31, 2007, 2006 and 2005 for 4, 1 and 1 shares of common stock, respectively. The Company had outstanding non-employee stock options to purchase 4, 1 and 11 shares of common stock at weighted average exercise prices of $11.00, $3.90 and $0.18 at December 31, 2007, 2006 and 2005, respectively. The non-employee options outstanding had an exercise price of $11.00, a remaining contractual term of 9 years and no intrinsic value at December 31, 2007.

Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company applied SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which allowed companies to apply the accounting rules under APB No. 25, and related interpretations.

Stock-based compensation expense, under APB No. 25, is recognized for employee stock option grants in those instances in which the fair value of the underlying common stock is greater than the exercise price of the stock options at the date of grant. The Company recorded deferred stock-based compensation related to employees of $1,129 for stock options granted in the year ended December 31, 2005. Stock-based compensation of $863 and $1,487 was expensed during the years ended December 31, 2006 and 2005, respectively, using an accelerated basis over the vesting period of the individual options, in accordance with FIN 28.

During the years ended December 31, 2004 and 2005, the Company issued stock options to certain employees with exercise prices determined with hindsight to be below the fair market value of the Company’s common stock at the date of grant. The Company retrospectively estimated the fair value of its common stock based upon several factors, including its operating and financial performance, progress and milestones attained in its business, past sales of convertible preferred stock, the results of retrospective independent valuations by a third-party valuation firm, and the expected valuation that the Company would obtain in an initial public offering. These retrospective independent valuations utilized the probability-weighted expected return and the option pricing valuation methodologies. The Company has reviewed these factors and the events that happened between each pair of valuation

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dates and has determined that the combination of these factors and events reflect a true measurement of the fair value of the Company’s stock over an extended period of time and believes that the fair value of its common stock is appropriately reflected in the chart below.

In June 2006, the Company offered to the employees who were granted options from January 2005 to March 2005 the ability to amend the terms of their options to increase the exercise prices in order to help them avoid potential adverse personal income tax consequences. The Company repriced certain stock option awards granted to 15 of its employees in the first quarter of 2005. Under the terms of this repricing, no terms of the original option grants were changed other than the exercise price and the term, which was extended from the fifth anniversary to the tenth anniversary of the grant date. The Company repriced vested options to purchase 29 shares and unvested options to purchase 243 shares having weighted average original exercise prices of $2.34 and $2.28, respectively. These options were repriced at a new exercise price of $3.90 per share. The Company has accounted for the repricing as a modification under SFAS No. 123R and thus recorded the net incremental fair value related to vested awards as compensation expense on the date of modification. In accordance with SFAS No. 123R, the Company will record the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards as determined under APB No. 25, over the remaining requisite service period of the option holders. In connection with the repricing, the Company recorded stock compensation expense of $66 in the year ended December 31, 2006. Total incremental compensation cost resulting from the modification was $150.

In connection with the repricing of stock options during 2006, the Company followed the provisions of SFAS No. 123R and eliminated from its balance sheet its remaining deferred stock-based compensation related to modified stock options. Future stock-based compensation charges for the modified options will be recorded in accordance with SFAS No. 123R.

Stock-based compensation expense recorded under APB No. 25 and SFAS No. 123 for period prior to the adoption of SFAS No. 123R is allocated as follows:

Year Ended
December 31,
2005

Research and development	$158
Sales and marketing	132
General and administrative	987

Total stock-based compensation expense	$1,277

The Company estimates the fair value of each option granted on the date of grant, based on the minimum value method, using the Black-Scholes option valuation model with the following weighted-average assumptions:

Year Ended
December 31,
2005

Dividend yield	0%
Risk-free interest rate	3.94%
Expected term (years)	3.64

The weighted average grant date fair values per share, based on the minimum value method, of options granted during the years ended December 31, 2005 was $1.05.

The weighted average fair value per share, based on the minimum value method, of options granted during the years ended December 31, 2005 with exercise prices less than the estimated fair value of the stock at the date of grant was $3.72. The weighted average fair value per share of options granted during the year ended December 31, 2005 with exercise prices greater than the estimated fair value of the stock at the date of grant was $0.18.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effects on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to all employee stock options:

Year Ended
December 31,
2005

Net loss, as reported	$(17,901)
Add: Employee stock-based compensation expense included in reported net loss	1,487
Less: Total employee stock-based compensation expense determined under the fair value method	(1,607)

Pro forma, net loss	$(18,021)

Basic and diluted net loss per share
As reported	$(4.45)
Pro forma	$(4.48)

Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended
	December 31,
	2007	2006

Dividend yield	0%	0%
Risk-free interest rate	4.25%	4.77%
Expected term (years)	5.24	6.07
Expected volatility	52%	74%

The Company based expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, ranging from five to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant.

SFAS No. 123R requires nonpublic companies that used the minimum value method under SFAS No. 123 to apply the prospective transition method of SFAS No. 123R. Prior to adoption of SFAS No. 123R, the Company used the minimum value method, and it therefore has not restated its financial results for prior periods. Under the prospective method, stock-based compensation expense for the years ended December 31, 2006 and 2007 includes compensation expense for (i) all new stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, (ii) unmodified awards granted prior to but not vested as of December 31, 2005 accounted for under APB No. 25 and (iii) awards outstanding as of December 31, 2005 that were modified after the adoption of SFAS No. 123R.

The Company calculated employee stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 based on awards ultimately expected to vest and reduced it for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended
	December 31,
	2007	2006

Research and development	$939	$207
Sales and marketing	674	322
General and administrative	2,186	1,211

Total stock-based compensation expense	$3,799	$1,740

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the years ended December 31, 2006 and 2007 was higher by $877 and $3,387, respectively, net of tax effect, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the years ended December 31, 2006 and 2007 would have been $0.18 and $0.15 lower than if the Company had not adopted SFAS No. 123R.

Consolidated net cash proceeds from option exercises were $225 and $194 for the year ended December 31, 2007 and 2006, respectively. The Company realized no income tax benefit from stock option exercises during the year ended December 31, 2007 and 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

During 2006, the Company modified five additional option agreements, including grants made to two members of the Company’s Board of Directors. The modifications included the repricing of one option for 50 shares of common stock from $4.80 per share to $3.57 per share and accelerating the vesting of four other grants totaling 27 shares of common stock. The Company recorded a charge of $100 in connection with these modifications for the year ended December 31, 2006. Total incremental compensation costs resulting from the modifications were $104. During 2007, the Company modified one option agreement. The modification involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification for the year ended December 31, 2007.

At December 31, 2007, the Company had $8,962 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 2.88 years.

Non-Employee Stock Options

During the years ended December 31, 2005, 2006 and 2007, the Company granted options to purchase 1, 1 and 4, shares of common stock, respectively, to non-employees at exercise prices ranging from $3.90 to $11.00 and with contractual terms generally of five years. The Company determined estimated fair value on the grant date using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.77% to 4.90% and contractual lives of 5 to 10 years. The Company accounts for stock options, which vest over the service period, using the variable accounting model and re-measures them each accounting period. Compensation expense related to options granted to consultants was $253 during the year ended December 31, 2006 and $9 during the year ended December 31, 2007. During the year ended December 31, 2005, the Company cancelled options issued to consultants in prior years. As these options were not vested at the time of cancellation, the Company reversed the expense recognized in previous years totaling $227 relating to the unvested portion of these options. Net compensation expense related to options granted to consultants during the year ended December 31, 2005 was ($210).

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

During the year ended December 31, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vests as to 50% of the shares after six months and thereafter will vest pro rata monthly for the next six months. The Company did not grant any restricted stock during the years ended December 31, 2006 or 2005.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. In December 2007, the Board of Directors approved the matching of employee contributions beginning in April 2008. Matching contributions to the plan are in the form of cash and at the discretion of the Company. To date, there have been no employer contributions under this plan.

NOTE 14 — INCOME TAXES

The components of loss before income taxes and cumulative effect of change in accounting principle by tax jurisdiction were as follows:

	Year Ended December 31,
	2007	2006	2005

United States	$(1,221)	$(5,714)	$(12,197)
Foreign	(2,370)	(6,411)	(7,010)

Loss before income taxes and cumulative effect of change in accounting principle	$(3,591)	$(12,125)	$(19,207)

The components of income tax benefit/(provision) were as follows:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$(52)	$—	$—
State	(20)	(1)	(1)
Foreign	56	(568)	(241)

	(16)	(569)	(242)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	281	384	1,863

	281	384	1,863

Total:
Federal	(52)	—	—
State	(20)	(1)	(1)
Foreign	337	(184)	1,622

	$265	$(185)	$1,621

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2007	2006	2005

Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(0.6)	1.9	3.7
Foreign rate differential	(3.2)	(1.6)	(1.7)
Research and development credit	7.7	2.2	1.9
Acquired in-process research and development	(0.6)	(4.2)	—
United Kingdom research and development refund	(11.9)	—	—
Withholding taxes	(18.0)	(3.9)	(0.9)
Other	1.1	(4.9)	(1.8)
Valuation allowance	(1.1)	(25.0)	(26.8)

Effective tax rate	7.4%	(1.5)%	8.4%

Deferred tax assets and liabilities consist of the following:

	December 31, 2007			December 31, 2006
	US	Foreign	Total	US	Foreign	Total

Deferred tax assets:
Fixed assets	$190	$238	$428	$113	$256	$369
Net operating loss carryforwards	9,098	1,659	11,447	11,325	3,176	14,501
Accruals, reserves and other	1,426	146	1,572	424	143	567
Stock-based compensation	979	272	1,251	371	101	472
Research and development credit	753	—	753	954	—	954

Total deferred assets	12,446	2,315	15,451	13,187	3,676	16,863

Deferred tax liabilities:
Macrospace and iFone intangible assets	—	(1,020)	(1,020)	—	(1,735)	(1,735)
MIG intangible assets	—	(2,656)	(2,656)	—	—	—
Other	(92)	(1)	(93)	(176)	(575)	(751)

Net deferred tax assets	12,354	(1,362)	11,682	13,011	1,366	14,377
Less valuation allowance	(12,354)	(1,294)	(14,338)	(13,011)	(1,366)	(14,377)

Net deferred tax liability	$—	$(2,656)	$(2,656)	$—	$—	$—

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

In accordance with SFAS No. 109 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

At December 31, 2007, the Company has net operating loss carryforwards of approximately $23,833 and $23,272 for federal and state tax purposes, respectively. These carryforwards will expire from 2011 to 2026. In addition, the Company has research and development tax credit carryforwards of approximately $901 for federal income tax purposes and $915 for California tax purposes. The research and development tax credit carryforwards will begin to expire in 2021. The California state research credit will carry forward indefinitely. The Company has

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $384 of foreign tax credits from the current year that will expire in 2017, and approximately $52 of federal and $20 of state alternative minimum tax credits that will carryforward indefinitely. In addition, at December 31, 2007, the Company has net operating loss carryforwards of approximately $5,923 for United Kingdom tax purposes.

The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382. Total net operating losses of $5,923 are available in the United Kingdom, however, of those losses $5,098 are limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $575. The recognition of the uncertain tax benefits above would not have an impact to our effective tax rate due to the valuation allowance on our deferred tax assets.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As part of purchase accounting for the acquisition of MIG in December 2007, the Company recorded a liability of $2,650 of interest and penalty for the People’s Republic of China (“PRC”) prior to the acquisition of MIG. The Company did not accrue any additional interest and penalties on uncertain tax positions during the current period.

A reconciliation of the total amounts of unrecognized tax benefits at December 31, 2007 is as follows:

Balance at January 1, 2007	$575
Additions based on uncertain tax positions due to acquisitions	1,153
Additions based on uncertain tax positions related to the current period	367
Additions based on uncertain tax positions related to prior periods	113

Balance at December 31, 2007	$2,208

As of December 31, 2007, approximately $135 of unrecognized tax benefits, if recognized, would impact our effective tax rate. The remaining balance, if recognized, would adjust our goodwill from acquisitions or would adjust our deferred tax assets which are subject to valuation allowance.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom and the PRC. The Company’s federal tax return is open by statute for tax years 2001 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2001 and forward. The statute of limitations for the Company’s 2005 tax return in the United Kingdom will close in 2008. The Company’s PRC income tax returns are open by statute for tax years 2002 and forward. In practice, a tax audit, examination or tax assessment notice issued by the PRC tax authorities does not represent finalization or closure of a tax year.

NOTE 15 — SEGMENT REPORTING

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.

The Company generates its revenues in the following geographic regions:

	Year Ended December 31,
	2007	2006	2005

United States of America	$35,997	$25,475	$14,917
United Kingdom	6,813	4,810	3,115
Americas, excluding the USA	5,284	2,704	987
EMEA, excluding the United Kingdom	15,421	10,715	5,542
Other	3,352	2,462	1,090

	$66,867	$46,166	$25,651

The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2007	2006	2005

Americas	$1,806	$1,956	$2,311
EMEA	1,146	1,407	395
Other	865	117	137

	$3,817	$3,480	$2,843

NOTE 16 — RESTRUCTURING

During December 2005, the Company undertook restructuring activities to reduce operating expenses. The Company eliminated 27 positions, of which 17 were in research and development, 4 in sales and marketing and 6 in general and administrative. A restructuring charge of $450 was recorded in December 2005, including $225 in the United States and $225 in Europe. Of these costs, a total of $177 was paid in December 2005 and the remainder was paid in the first quarter of 2006. No restructuring activities took place during the years ended December 31, 2007 or 2006.

NOTE 17 — SUBSEQUENT EVENTS

In January 2008, the Company announced a tender offer to purchase all of the outstanding shares of Superscape Group plc (“Superscape”), a leading developer and publisher of mobile games. The acquisition of Superscape will expand Glu’s presence in the United States and add significant development and publishing capabilities to the Company’s existing resources. The offer price of 10 pence in cash for each Superscape share values Superscape’s entire issued and to be issued share capital at approximately $36.6 million (based on the March 7, 2008 closing exchange rate between British pound sterling and United States dollar of $1.9969). The Company declared the tender offer unconditional in March 2008. As of March 21, 2008, the Company owned or had received acceptances in respect of approximately 92.97% of the existing share capital of Superscape. Payment for shares is required to be made within fourteen days of when such shares are tendered.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”). The Inducement Plan does not require the approval of the Company’s stockholders. The Company has reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. The Company may only grant NSOs under the Inducement Plan. Grants of NSO under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Market on the date of determination. The Inducement Plan does not provide the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Because we are not an “accelerated filer” or “large accelerated filer” (as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period, established by the rules of the SEC for newly public companies.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all officers. Our Code of Business Conduct and Ethics is published on the Investors page of our Web site at www.glu.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this Web site within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 55.

(2) Financial Schedules: No separate “Valuation and Qualifying Accounts” table has been included as the required information has been included in the Consolidated Financial Statements included in this Annual Report on Form 10-K prepared herein.

(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on March 31, 2008, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.

By:	/s/ L. Gregory Ballard
L. Gregory Ballard
Chief Executive Officer

/s/  Albert A. Pimentel
Albert A. Pimentel
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert A. Pimentel as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Gregory Ballard (L. Gregory Ballard)	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Albert A. Pimentel (Albert A. Pimentel)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/s/ Eric R. Ludwig (Eric R. Ludwig)	Vice President, Finance and Assistant Secretary (Principal Accounting Officer)	March 31, 2008

/s/ Daniel L. Skaff (Daniel L. Skaff)	Director	March 31, 2008

/s/ Ann Mather (Ann Mather)	Director	March 31, 2008

/s/ William J. Miller (William J. Miller)	Director	March 31, 2008

Signature	Title	Date

/s/ Richard A. Moran (Richard A. Moran)	Director	March 31, 2008

/s/ Hany M. Nada (Hany M. Nada)	Director	March 31, 2008

/s/ A. Brooke Seawell (A. Brooke Seawell)	Director	March 31, 2008

/s/ Sharon L. Wienbar (Sharon L. Wienbar)	Director	March 31, 2008

Exhibit Index

		Incorporated by Reference
Exhibit						Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit		Date	Herewith

2.01	Agreement and Plan of Merger, dated as of November 28, 2007, by and among Glu Mobile Inc., Maverick Acquisition Corp., Awaken Limited, Awaken (Beijing) Communications Technology Co. Ltd., Beijing Zhangzhong MIG Information Technology Co. Ltd., Beijing Qinwang Technology Co. Ltd., each of Wang Bin, Wang Xin and You Yanli, and Wang Xin, as Representative.	8-K	001-33368	2.01		12/03/07
2.02	Recommended Cash Offer by Glu Mobile Inc. for Superscape Group plc.	8-K	001-33368	2.01		01/25/08
2.03	Form of Acceptance, Authority and Election by Glu Mobile Inc. for Superscape Group plc.	8-K	001-33368	2.02		01/25/08
3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02		02/14/07
3.02	Amended and Restated Bylaws of Glu Mobile Inc.	S-1/A	333-139493	3.04		02/14/07
4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01		02/14/07
4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 29, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc. and the Amendment No. 1 and Joinder to the Amended and Restated Investor Rights Agreement dated May 5, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc.	S-1	333-139493	4.02		12/19/06
10.01	Form of Indemnity Agreement.	S-1	333-139493	10.01		12/19/06
10.02	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02		01/22/07
10.03	2007 Equity Incentive Plan and forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement, (d) Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement and (e) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03		02/16/07
10.04	2007 Employee Stock Purchase Plan.	S-1/A	333-139493	10.03		02/16/07
10.05	Lease Agreement at San Mateo Centre II and III dated as of January 23, 2003, as amended on June 26, 2003, December 5, 2003, October 11, 2004 and May 31, 2005, by and between CarrAmerica Realty, L.P. and Glu Mobile Inc.	S-1	333-139493	10.05		12/19/06
10.06	Sublease dated as of August 22, 2007, between Oracle USA, Inc., and Glu Mobile Inc.	8-K	001-33368	10.1		08/28/07
10.07+	BREW Application License Agreement dated as of February 12, 2002 by and between Cellco Partnership (d.b.a. Verizon Wireless) and Glu Mobile Inc.	S-1/A	333-139493	10	.11.1	01/10/07

		Incorporated by Reference
Exhibit						Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit		Date	Herewith

10.08+	BREW Developer Agreement dated as of November 2, 2001, as amended, by and between Qualcomm Inc. and Glu Mobile Inc.	S-1/A	333-139493	10	.11.2	01/10/07
10.09	Offer Letter Agreement dated September 17, 2002 by and between Alessandro Galvagni and Glu Mobile Inc.	S-1	333-139493	10.14		12/19/06
10.10	Offer Letter Agreement dated September 22, 2003 by and between L. Gregory Ballard and Glu Mobile Inc.	S-1	333-139493	10.15		12/19/06
10.11	Offer Letter Agreement dated December 22, 2003 by and between Jill S. Braff and Glu Mobile Inc.	S-1	333-139493	10.16		12/19/06
10.12	Offer Letter Agreement dated September 23, 2004 by and between Albert A. Pimentel and Glu Mobile Inc.	S-1	333-139493	10.17		12/19/06
10.13	Loan and Security Agreement dated as of May 2, 2006 by and between Pinnacle Ventures LLC and the Registrant.	S-1	333-139493	10.19		12/19/06
10.14	Form of Warrant dated as of May 2, 2006 by and between Pinnacle Ventures I Equity Holdings LLC and Glu Mobile Inc., by and between Pinnacle Ventures I Affiliates, L.P. and Glu Mobile Inc., and by and between Pinnacle Ventures II Equity Holdings, LLC and Glu Mobile Inc.	S-1	333-139493	10.20		12/19/06
10.15	Form of Severance and Change in Control Agreement dated as of March 22, 2006 by and between L. Gregory Ballard and Glu Mobile Inc., and by and between Albert A. Pimentel and Glu Mobile Inc.	S-1	333-139493	10.23		12/19/06
10.16	Summary of Bonus Plan of Glu Mobile Inc.	S-1	333-139493	10.24		12/19/06
10.17	Loan and Security Agreement dated as of February 14, 2007, as amended, by and between Silicon Valley Bank and Glu Mobile Inc.	S-1/A	333-139493	10.28		03/06/07
10.18	Form of Warrant to Purchase Common Stock issued February 28, 2007 by Glu Mobile Inc. to Granite Global Ventures II, L.P. and to TWI Glu Mobile Holdings Inc.	S-1/A	333-139493	10.31		03/06/07
10.19	Written Consent and Agreement to Convert entered into as of February 28, 2007 by and among Glu Mobile Inc. and Granite Global Ventures II, L.P. and TWI Glu Mobile Holdings Inc.	S-1/A	333-139493	10.32		03/06/07
21.01	List of Subsidiaries of Glu Mobile Inc.						X
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.						X
24.01	Power of Attorney (included on page 97).
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).						X
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).						X

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

+	Confidential treatment has been requested with respect to selected portions of this agreement pursuant to an application for confidential treatment by Glu Mobile Inc.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.