Form 10-Q
period 2008-03-31
GLU MOBILE INC
filed 2008-05-15
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 001-33368
Glu Mobile Inc.
(Exact name of the Registrant as Specified in its Charter)

Delaware	91-2143667
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2207 Bridgepointe Parkway, Suite 250
San Mateo, California 94404
(Address of Principal Executive Offices, including Zip Code)
(650) 532-2400
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 6, 2008: 29,348,976 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,523	$57,816
Short-term investments	1,759	1,994
Accounts receivable, net of allowance of $430 and $368 at March 31, 2008 and December 31, 2007, respectively	22,810	18,369
Prepaid royalties	13,264	10,643
Prepaid expenses and other	3,140	2,589

Total current assets	70,496	91,411
Property and equipment, net	6,194	3,817
Prepaid royalties	7,272	2,825
Other long-term assets	1,165	1,593
Intangible assets, net	29,242	14,597
Goodwill	60,102	47,262

Total assets	$174,471	$161,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,061	$6,427
Accrued liabilities	503	217
Accrued compensation	3,329	2,322
Accrued royalties	14,354	12,759
Deferred revenues	494	640
Accrued restructuring charge	2,502	—

Total current liabilities	32,243	22,365
Other long-term liabilities	14,379	9,679

Total liabilities	46,622	32,044

Commitments and contingencies (Note 6)

Minority interest in consolidated subsidiaries	975	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at March 31, 2008 and December 31, 2007; 29,331 and 29,023 shares issued and outstanding at March 31, 2008 and December 31, 2007	3	3
Additional paid-in capital	182,650	179,924
Deferred stock-based compensation	(79)	(113)
Accumulated other comprehensive income	2,735	2,080
Accumulated deficit	(58,435)	(52,433)

Total stockholders’ equity	126,874	129,461

Total liabilities and stockholders’ equity	$174,471	$161,505

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$20,592	$15,698
Cost of revenues:
Royalties	5,488	4,292
Amortization of intangible assets	1,708	552

Total cost of revenues	7,196	4,844

Gross profit	13,396	10,854

Operating expenses:
Research and development	6,520	4,713
Sales and marketing	5,782	3,075
General and administrative	5,395	4,009
Amortization of intangible assets	68	67
Acquired in-process research and development	1,039	—
Restructuring charge	75	—
Gain on sale of assets	—	(1,040)

Total operating expenses	18,879	10,824

Income/(loss) from operations	(5,483)	30
Interest and other income/(expense), net:
Interest income	527	166
Interest expense	(10)	(847)
Other income, net	91	159

Interest and other income/(expense), net	608	(522)

Loss before income taxes and minority interest	(4,875)	(492)
Income tax provision	(1,130)	(272)
Minority interest in consolidated subsidiaries	3	—

Net loss	(6,002)	(764)
Accretion to preferred stock	—	(17)
Deemed dividend	—	(3,130)

Net loss attributable to common stockholders	$(6,002)	$(3,911)

Net loss per share attributable to common stockholders — basic and diluted:
Net loss	$(0.21)	$(0.12)
Accretion to preferred stock	—	—
Deemed dividend	—	(0.47)

Net loss per share attributable to common stockholders — basic and diluted	$(0.21)	$(0.59)

Weighted average common shares outstanding — basic and diluted	29,146	6,682

Stock-based compensation included in:
Research and development	$77	$95
Sales and marketing	1,301	97
General and administrative	594	416
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,002)	$(764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	630	454
Amortization of intangible assets	1,776	619
Stock-based compensation	1,972	608
Change in carrying value of preferred stock warrant liability	—	10
Amortization of value of warrants issued in connection with loan	—	477
Amortization of loan agreement costs	10	71
Non-cash foreign currency translation gain	(318)	(149)
Acquired in-process research and development	1,039	—
Impairment of auction rate securities	235	—
Gain on sale of assets	—	(1,040)
Changes in allowance for doubtful accounts	62	(19)
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(81)	(907)
Increase in prepaid royalties	(1,885)	(688)
(Increase)/decrease in prepaid expenses and other assets	30	(364)
Increase in accounts payable	1,114	1,011
Increase/(decrease) in other accrued liabilities	880	(808)
Increase/(decrease) in accrued compensation	600	(387)
Increase/(decrease) in accrued royalties	(213)	1,169
Increase/(decrease) in deferred revenues	(146)	104
Increase/(decrease) in accrued restructuring	78	(36)
Increase in other long-term liabilities	1,250	111

Net cash provided by (used in) operating activities	1,031	(528)

Cash flows from investing activities:
Purchase of short-term investments	—	(600)
Sale of short-term investments	—	3,850
Purchase of property and equipment	(2,265)	(623)
Proceeds from sale of assets, net of selling costs	—	1,040
Acquisition of MIG, net of cash acquired	(693)	—
Acquisition of Superscape, net of cash acquired	(26,651)	—

Net cash provided by (used in) investing activities	(29,609)	3,667

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	76,501
Proceeds from exercise of stock options	93	80
Proceeds from exercise of stock warrants	101	—
Debt payments	—	(12,047)

Net cash provided by financing activities	194	64,534

Effect of exchange rate changes on cash	91	5
Net increase/(decrease) in cash and cash equivalents	(28,293)	67,678
Cash and cash equivalents at beginning of period	57,816	3,823

Cash and cash equivalents at end of period	$29,523	$71,501

Supplemental disclosure of non-cash information
Accrued acquisition costs	$1,012	—
Accrued IPO costs	$—	$1,757

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1 – The Company, Basis of Presentation and Summary of Significant Accounting Policies
     Glu Mobile Inc. (the “Company” or “Glu”) was incorporated as Cyent Studios, Inc. in Nevada in May 2001 and changed its name to Sorrent, Inc. In November 2001, New Sorrent, Inc., a wholly owned subsidiary of the Company was incorporated in California. The Company and New Sorrent, Inc. merged in December 2001 to form Sorrent, Inc., a California corporation. In May 2005, the Company changed its name to Glu Mobile Inc. In November 2006 the Company reincorporated in the state of Delaware. The Company is a leading global publisher of mobile games and has developed and published a portfolio of casual and traditional games to appeal to a broad cross section of subscribers served by the Company’s wireless carriers and other distributors. Glu creates games and related applications based on third-party licensed brands and other intellectual property, as well as developing its own original brands and intellectual property.
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
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, File Number 001-33368, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2008 and its results of operations for the three months ended March 31, 2008 and 2007, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2008 has been derived from the unaudited condensed consolidated financial statements as of that date.
Basis of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
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
     The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, these securities are reported at fair value with any temporary changes in market value reported as a part of comprehensive income/(loss). No unrealized gains or losses were recognized during the three months ended March 31, 2008 or 2007.
     The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company recorded an $235 impairment due to a decline in fair value of two failed auctions as of March 31, 2008 that was determined to be other-than-temporary based on quantitative and qualitative assumptions and estimates using valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, the ratings of the underlying securities, the Company’s intent to continue to hold these securities and further deterioration in the auction-rate securities market. No realized gains or losses were recognized during the three months ended March 31, 2007.
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
     The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Three Months Ended
	March 31,
	2008	2007
Verizon Wireless	22.0%	21.5%
Vodafone	10.3%	*

*	Revenues from the customer were less than 10% during the period.
     At March 31, 2008, Verizon Wireless accounted for 24.4% of total accounts receivable. At December 31, 2007, Verizon Wireless accounted for 23.5% of total accounts receivable. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.
     The following table summarizes the revenues from specific titles in excess of 10% of the Company’s revenues:

	Three Months Ended
	March 31,
	2008	2007
Monopoly Here & Now	*	13.2%

*	Revenues from the title were less than 10% during the period.

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
     The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, the Company adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The Company has recorded a minimum guaranteed liability of approximately $12,137 and $7,876 as of March 31, 2008 and December 31, 2007, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
     Each quarter, the Company evaluates the realization of its prepaid royalties as well as any guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded no such impairments during the three months ended March 31, 2008 and 2007, respectively.
Research and Development Costs
     The Company charges costs related to research, design and development of products to research and development expense as incurred. The types of costs included in research and development expense includes salaries, contractor fees and allocated facilities costs.
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
Internal Use Software
     The Company recognizes internal use software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company has capitalized certain internal use software costs totaling approximately $170 and $345 during the three months ended March 31, 2008 and 2007, respectively. The estimated useful life of costs capitalized is generally three years. During the three months ended March 31, 2008 and 2007, the amortization of capitalized costs totaled approximately $187 and $140, respectively. Capitalized internal use software development costs are included in property and equipment, net.
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

	Three Months Ended
	March 31,
	2008	2007
Net loss attributable to common stockholders	$(6,002)	$(3,911)

Basic and diluted shares:
Weighted average common shares outstanding	29,189	6,785
Weighted average unvested common shares subject to repurchase	(43)	(103)

Weighted average shares used to compute basic and diluted net loss per share	29,146	6,682

Net loss per share attributable to common stockholders — basic and diluted	$(0.21)	$(0.59)

     The following weighted average options, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2008	2007
Warrants to purchase common stock	155	229
Unvested common shares subject to repurchase	43	103
Options to purchase common stock	4,060	2,964

	4,258	3,296

Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“FAS 157”). In February 2008, the FASB issued a staff position, FSP No. 157-2, that delays the effective date of SFAS 157 for all non-financial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provision of FAS 157 with respect to its financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The adoption of this statement required additional disclosures of assets and liabilities measured at fair value (see Note 3); it did not have a material impact on the Company’s consolidated results of operations and financial condition.
     Effective January 1, 2008, the Company adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under FAS 159 as this Statement is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
     In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its results of operations and financial position.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”) which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity separate and apart from the parent’s equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its results of operations and financial position.
Note 2 — Acquisitions
Acquisition of Superscape Group plc
     On March 7, 2008, the Company declared its cash tender offer for all of the outstanding shares of Superscape Group plc (“Superscape”) wholly unconditional in all respects when it had received 80.95% of the issued share capital of Superscape. The Company offered 10 pence (pound sterling) in cash for each issued share of Superscape (“Superscape Shares”), valuing the acquisition at approximately £18,300 (or $36,500) based on 183,098,860 Superscape Shares outstanding.
     The Company acquired the net assets of Superscape in order to deepen and broaden its game library, gain access to 3-D game development and to augment its internal production and publishing resources with a studio in Moscow, Russia. These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired, and as a result, the Company recorded goodwill in connection with this transaction.

     On March 21, 2008, the date the recommended cash tender offer expired, the Company owned or had received valid acceptances representing approximately 93.57% of the Superscape Shares. Under UK law, the Company will acquire all remaining Superscape shares on the same terms as the recommended cash offer. The cost to acquire the remaining 6.43% outstanding shares of Superscape at March 31, 2008 is estimated at approximately $2,366 and will be recorded in goodwill when paid.
     The Company’s consolidated financial statements include the results of operations of Superscape from the date of acquisition, March 7, 2008. Under the purchase method of accounting, the Company allocated the total purchase price of $36,256 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date.

Assets acquired:
Cash	$8,593
Accounts receivable	4,169
Prepaid and other current assets	1,655
Property and equipment	182
Intangible assets (see Note 5):
Titles, content and technology	6,831
Carrier contracts and relationships	6,924
Patents and core technology	1,900
Trade Name	309
In-process research and development	1,039
Goodwill (see Note 5)	11,484

Total assets acquired	43,086
Liabilities assumed:
Accounts payable	(2,493)
Accrued liabilities	(349)
Restructuring liabilities	(3,009)
Minority interest in net assets acquired	(979)

Total liabilities acquired	(6,830)

Net acquired assets	$36,256

     The Company has recorded an estimate for costs to terminate certain activities associated with the Superscape operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $3,009 principally related to the termination of 25 Superscape employees of $1,792, restructuring of facilities of $1,192 and other agreement termination fees of $25.
     The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income and market approaches. Of the total purchase price, $15,964 was allocated to amortizable intangible assets. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of one to six years.
     In conjunction with the acquisition of Superscape, the Company recorded a $1,039 expense for acquired in-process research and development (“IPR&D”) during the first quarter of 2008 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in its consolidated statements of operation in the quarter ended March 31, 2008.
     The IPR&D is related to the development of new game titles. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 22% discount rate.
     The Company based the valuation of identifiable intangible assets and IPR&D acquired on management’s estimates, currently available information and reasonable and supportable assumptions. The Company based the allocation of the purchase price on the fair value of these net assets acquired determined using the income and market valuation approaches.
     The Company allocated the residual value of $11,484 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes.

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
     The Company purchased all of the issued and outstanding shares of MIG for a total purchase price of $15,228 which consisted of cash consideration paid to MIG shareholders of $14,655 and transaction costs of $573. In addition, subject to MIG’s achievement of revenue and operating income milestones for the year ended December 31, 2008, the Company committed to pay additional consideration of $20,000 to the MIG shareholders and bonus payment of $5,000 to two officers of MIG, who are also shareholders. If earned, one half of the bonus (or $2,500) will be paid on the earn-out payment date and one half will be paid on December 31, 2009, if the officers continue their employment with the Company. As of the acquisition date, these two officers owned 27% of the outstanding shares of MIG. Per their employment agreements, these two shareholders will be entitled to one half of their proportionate share of the earned additional consideration (or $2,700) on the earn-out payment date and one half of their proportionate share of the earned additional consideration on December 31, 2009, if they continue their employment with the Company. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company has not recorded the additional consideration or bonus in the initial purchase price as these amounts are contingent on MIG’s future earnings. In accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company will record the estimated contingent consideration and bonus earned by the two officers (totaling $10,400) as compensation over the two year vesting period ending December 31, 2009. The Company accrued $1,700 of expense during the three months ended March 31, 2008 related to the stock-based and non-equity compensation of the earnout.
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

     The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income and market approaches. Of the total purchase price, $11,710 was allocated to amortizable intangible assets. The amortizable intangible assets are being amortized over their respective estimated useful lives of two to nine years.
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
     The IPR&D is related to the development of a new title. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% discount rate. The Company expects the cash flows generated from this new title to begin in 2008. This rate takes into account the percentage of completion of the development effort of approximately 60% and the risks associated with the Company’s developing this technology given changes in trends and technology in the industry. As of February 29, 2008, this acquired IPR&D project had been completed at costs similar to the original projections.
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
     The Company has included the results of operations of MIG and Superscape in its consolidated financial statements subsequent to the date of each respective acquisition. The unaudited financial information required under FAS 141 was impracticable and immaterial for MIG. The unaudited financial information in the table below summarizes the combined results of operations of the Company and Superscape, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Total pro forma revenues	$23,305	$19,281
Gross profit	15,296	12,976
Pro forma net loss	(6,361)	(1,873)
Pro forma net loss per share — basic and diluted	(0.22)	(0.28)
     The pro forma financial information above includes a charge of $1,039 for IPR&D during the three months ended March 31, 2008.
Note 3 — Short-Term Investments and Fair Value Measurements
Short-Term Investments
     Marketable securities, which are classified as available-for-sale, are summarized below as of March 31, 2008 and December 31, 2007:

				Classified on Balance Sheet
	Purchased	Realized	Aggregate	Cash and Cash	Short-term
	Cost	Loss	Fair Value	Equivalents	Investments
As of March 31, 2008:
Auction-rate securities	$2,800	$(1,041)	$1,759	$—	$1,759
Money market funds	12,718	—	12,718	12,718	—

	$15,518	$(1,041)	$14,477	$12,718	$1,759

As of December 31, 2007:
Auction-rate securities	$2,800	$(806)	$1,994	$—	$1,994
Money market funds	50,968	—	50,968	50,968	—

	$53,768	$(806)	$52,962	$50,968	$1,994

     At March 31, 2008, the Company had $2,800 of principal invested in auction-rate securities. The auction-rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in auction-rate securities represent interests in corporate bonds.

     The auction-rate security investments held by the Company all had AAA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the auction-rate securities held by the Company at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.
     The estimated market value of the Company’s auction-rate securities holdings at December 31, 2007 was $1,994, which reflects a $806 impairment to the principal value of $2,800. The estimated market value of the Company’s auction-rate securities holdings at March 31, 2008 was $1,759, which reflects an additional impairment of $235 to the principal value of $2,800. Although the auction-rate securities continue to pay interest according to their stated terms, based on valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions and the continued and further deterioration in the auction-rate securities market, the Company has recorded a pre-tax impairment charge of $235 in the first quarter of 2008, reflecting the auction-rate securities holdings that the Company has concluded have an other-than-temporary decline in value.
     As of March 31, 2008 and December 31, 2007 the contractual maturities of the Company’s remaining two auction-rate securities were 2017. Although the Company may not have the ability to liquidate these investments within one year of the balance sheet date it may need to sell the securities within the next year to fund operations. Accordingly, the investments were classified as current assets on the consolidated balance sheets.
Fair Value Measurements
     The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.
     In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and available for sale investments) as of March 31, 2008:

	Aggregate
	Fair Value	Level 1	Level 2
Auction-rate securities	$1,759	$—	$1,759
Money market funds	12,718	12,718	—

Total cash equivalents and marketable securities	14,477	$12,718	$1,759

Cash	16,805

Total cash, cash equivalents and marketable securities	$31,282

Note 4 — Balance Sheet Components
Property and Equipment

	March 31,	December 31,
	2008	2007
Computer equipment	$4,307	$3,200
Furniture and fixtures	1,736	1,368
Software	2,367	2,196
Leasehold improvements	3,958	1,694

	12,368	8,458
Less: Accumulated depreciation and amortization	(6,174)	(4,641)

	$6,194	$3,817

     Depreciation and amortization for the three months ended March 31, 2008 and 2007 were $630 and $454, respectively.

Accounts Receivable

	March 31,	December 31,
	2008	2007
Accounts receivable	$23,240	$18,737
Less: Allowance for doubtful accounts	(430)	(368)

	$22,810	$18,369

     Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three months ended March 31, 2008 and 2007.
Note 5 — Goodwill and Intangible Assets
     The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets at March 31, 2008 and December 31, 2007 were as follows:

			March 31, 2008			December 31, 2007
			Accumulated			Accumulated
			Amortization			Amortization
		Gross	Expense		Gross	Expense
		Carrying	(Including		Carrying	(Including
	Estimated	Value (Including	Impact of	Net	Value (Including	Impact of	Net
	Useful	Impact of Foreign	Foreign	Carrying	Impact of Foreign	Foreign	Carrying
	Life	Exchange	Exchange)	Value	Exchange	Exchange)	Value
Intangible assets amortized to cost of revenues:

Titles, content and technology	2.5 yrs	$13,765	$(5,065)	$8,700	$5,018	$(4,172)	$846
Catalogs	1 yr	1,551	(1,551)	—	1,553	(1,553)	—
ProvisionX Technology	6 yrs	255	(129)	126	256	(118)	138
Carrier contract and related relationships	5 yrs	18,202	(1,683)	16,519	10,922	(1,117)	9,805
Licensed content	5 yrs	2,743	(398)	2,345	2,651	(183)	2,468
Service provider license	9 yrs	421	(14)	407	404	(2)	402
Trademarks	3 yrs	532	(133)	399	218	(96)	122

		37,469	(8,973)	28,496	21,022	(7,241)	13,781

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,654	(908)	746	1,656	(840)	816
Noncompete agreement	2 yrs	724	(724)	—	725	(725)	—

		2,378	(1,632)	746	2,381	(1,565)	816

Total intangibles assets		$39,847	$(10,605)	$29,242	$23,403	$(8,806)	$14,597

     Additions to intangible assets during the three months ended March 31, 2008 of $15,964 are a result of the Superscape acquisition and the additions during the year ended December 31, 2007 of $11,710 are a result of the MIG acquisition (see note 2).
     The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended March 31, 2008 and 2007, the Company recorded amortization expense in the amounts of $1,708 and $552, respectively, in cost of revenues. During the three months ended March 31, 2008 and 2007, the Company recorded amortization expense in the amounts of $68 and $67, respectively, in operating expenses.

     As of March 31, 2008, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Fiscal Years:	Revenues	Expenses	Expense
2008 (remaining nine months)	$9,172	$207	$9,379
2009	6,839	276	7,115
2010	4,136	263	4,399
2011	2,752	—	2,752
2012	2,633	—	2,633
2013 and thereafter	2,964	—	2,964

	$28,496	$746	$29,242

Goodwill
     The Company attributes all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The goodwill allocated to the Americas reporting unit is denominated in United States Dollars, and the goodwill allocated to the EMEA reporting unit is denominated in pounds sterling. As a result, the goodwill attributed to the EMEA reporting unit is subject to foreign currency fluctuations. The Company attributes all of the goodwill resulting from the MIG acquisition to its APAC reporting unit. The goodwill resulting from the acquisition of MIG is denominated in Chinese Renminbi (“RMB”) and will be subject to foreign currency fluctuations. The Company attributes all of the goodwill resulting from the Superscape acquisition to its Americas reporting unit.
     Goodwill by geographic region is as follows:

				Effects of				Effects of
				Foreign				Foreign
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	March 31,
	2007	Acquired	Adjustments	Exchange	2007	Acquired	Adjustments	Exchange	2008
Americas	$11,414	$—	$12	$—	$11,426	$11,484	$—	$—	$22,910
EMEA	27,313	—	13	534	27,860	—	—	(33)	27,827
APAC	—	7,880	—	96	7,976	—	1,064	325	9,365

Total	$38,727	$7,880	$25	$630	$47,262	$11,484	$1,064	$292	$60,102

     Goodwill was acquired during 2008 as a result of the purchase of Superscape and during 2007 as a result of the purchase of MIG (see Note 2). The adjustment to the APAC goodwill related to additional professional fees incurred during the first quarter of 2008 and an adjustment to the opening deferred tax liabilities.
Note 6 — Commitments and Contingencies
Leases
     The Company leases office space under noncancelable operating facility leases with various expiration dates through July 2012. Rent expense for the three months ended March 31, 2008 and 2007 was $949 and $410, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $958 and $571 at March 31, 2008 and December 31, 2007, respectively, and was included within other long-term liabilities.
     At March 31, 2008, future minimum lease payments under noncancelable operating leases were as follows:

	Future
	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Fiscal Years:	Payments	Income	Payments
2008 (remaining nine months)	$3,110	$363	$2,747
2009	3,359	362	2,997
2010	2,199	—	2,199
2011	1,636	—	1,636
2012	695	—	695
2013 and thereafter	—	—	—

	$10,999	$725	$10,274

Capital Lease
     The Company has one lease that it accounts for as a capital lease. It capitalized a total of $114 as computer equipment under this lease during the year ended December 31, 2005. The Company recorded no capital lease obligations during the years ended December 31, 2006, 2007 or during the three months ended March 31, 2008. Accumulated depreciation associated with this capital lease was $95 and $85 at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the Company had no remaining capital lease obligations.
Minimum Guaranteed Royalties
     The Company has entered into license and development agreements with various owners of brands and other intellectual property so that it could develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of March 31, 2008 were as follows:

Minimum
Guaranteed
Fiscal Year:	Royalties
2008 (remaining nine months)	$6,572
2009	3,657
2010	2,413
2011	350
2012	425
2013 and thereafter	—

$13,417

     Commitments in the above table include $12,137 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of March 31, 2008 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
Acquisition Related Commitments
     As of March 31, 2008, the Company was obligated under UK law to purchase the remaining 6.43% of the outstanding Superscape Shares for approximately $2,366. This payment will take place in the second quarter of 2008. Additionally, the Company may be obligated to pay additional consideration to the MIG shareholders and bonuses to two officers of MIG if certain financial milestones are achieved in 2008.
Indemnification Arrangements
     The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2008 or December 31, 2007.
     In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2008 or December 31, 2007.
Contingencies
     The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or results of operation, and thus no amounts were accrued for these exposures at March 31, 2008.

     Note 7 — Debt
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
     In conjunction with the Loan, the Company issued to entities affiliated with the lender warrants to purchase 106 shares of Series D Preferred Stock with an exercise price of $9.03 per share and a contractual life of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, term of seven years, risk-free interest rate of 5.1% and dividend yield of 0%. The Company recorded the fair value of the warrants of $607 as a discount to the carrying value of the Loan. Upon repayment of the Loan in March 2007, the remaining unamortized debt discount of $477 was amortized in full to interest expense. These warrants converted into warrants to purchase an equal number of shares of common stock upon the closing of the IPO and remained outstanding at March 31, 2008.
Line of Credit Facility
     In February 2007, the Company entered into an agreement to secure a revolving line of credit that allows the Company to borrow up to $8,000. The facility is restricted to 80% of the Company’s eligible domestic accounts receivable. The line carries an interest rate equal to the prime rate plus 1% and matures in 24 months. Payments on any borrowings would be interest only with any remaining borrowings due at maturity. The line is collateralized by all of the assets of the Company, including intellectual property. The Company is required to maintain a minimum tangible net worth of $3,000. Also, if the Company’s net cash balance, excluding any borrowings under this line of credit, declines below $3,500, then the Company’s accounts receivable must be collected by means of a lock box, the interest rate on any borrowings would be increased to the prime rate plus 2% and the Company would have to pay a one-time fee to the lender of $50. To date, there have been no borrowings under this facility. The Company was in compliance with all covenants as of March 31, 2008.
Note 8 — Sale of ProvisionX Software
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
Note 9 — Stockholders’ Equity
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
Early Exercise of Employee Options
     Stock options granted under the Company’s stock option plan provide certain employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 35 and 50 at March 31, 2008 and December 31, 2007, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity/(deficit). The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. As of March 31, 2008 and December 31, 2007, the Company included cash received for early exercise of options of $33 and $45, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.
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
     In March 2008, a holder of warrants elected to net exercise warrants to purchase 18 shares of our common stock, which were converted to 10 shares of common stock. Also in March 2008, a holder of warrants elected to exercise warrants to purchase 53 shares of our common stock at $1.92 per share for total cash consideration of $101.
     Warrants outstanding at March 31, 2008 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
Note 10 — Stock Option and Other Benefit Plans
2001 Stock Plan
     In December 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”), which terminated in March 2007 when the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2001 Plan provides for the granting of stock options to employees, directors, consultants, independent contractors and advisors of the Company. Options granted under the 2001 Plan could be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) could be granted to Company employees, directors, consultants, independent contractors and advisors. As of March 31, 2008, the Company had authorized 4,498 shares of common stock for issuance of options outstanding under the 2001 Plan.
2007 Equity Incentive Plan
     In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Plan. In addition, shares not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the

2007 Plan. At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the 2001 Plan that were unissued. The number of shares available for grant and issuance under the 2007 Plan will be increased on January 1 of each of 2008 through 2011, by the lesser of (i) 3% of the number of shares of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares determined by the Board of Directors. On January 1, 2008, the number of shares under the 2007 Plan was increased by 871 shares.
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
     As of March 31, 2008, 1,337 shares were reserved for future grants under the 2007 Plan.
2007 Employee Stock Purchase Plan
     In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan). The Company has reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the 2007 Purchase Plan will be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of the 2007 Purchase Plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. On January 1, 2008, the number of shares under the 2007 Purchase Plan was increased by 290 shares.
     As of March 31, 2008, 827 shares were reserved for future grants under the 2007 Purchase Plan.
2008 Equity Inducement Plan
     In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”). The Inducement Plan does not require the approval of the Company’s stockholders. The Company has reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. The Company may only grant NSOs under the Inducement Plan. Grants under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Market on the date of determination. The Inducement Plan does not provide the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses.
     As of March 31, 2008, 213 shares were reserved for future grants under the 2008 Inducement Plan.

Stock Option Activity
     The following table summarizes the Company’s stock option activity for the three months ended March 31, 2008:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value
Balances, December 31, 2007	817	4,036	$6.75
Additional Authorized	871	—	—
Granted	(830)	830	4.73
Exercised	—	(115)	0.81
Forfeited, cancelled or expired	93	(93)	7.52

Balances, March 31, 2008	951	4,658	$6.53	6.48	$2,236
Options vested and expected to vest at March 31, 2008		3,878	$6.35	6.36	$2,152
Options exercisable at March 31, 2008		1,520	$4.92	5.46	$1,895
     The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $4.49 per share as of March 31, 2008. During the three months ended March 31, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $28. As of March 31, 2008, the Company had $9,155 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, that will be recognized over a weighted average period of 3.03 years. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
     The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months
	Ended March 31,
	2008	2007
Dividend yield	0%	0%
Risk-free interest rate	2.46%	4.65%
Expected term (years)	4.08	6.08
Expected volatility	44.2%	59.2%
     The Company based expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant.
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

     The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months
	Ended March 31,
	2008	2007
Research and development	$77	$95
Sales and marketing	1,301	97
General and administrative	594	416

Total stock-based compensation expense	$1,972	$608

     Consolidated net cash proceeds from option exercises were $93 and $80 for the three months ended March 31, 2008 and 2007, respectively. The Company realized no income tax benefit from stock option exercises during the three months ended March 31, 2008 or 2007. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     During the three months ended March 31, 2007, the Company modified one option agreement. The modifications involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification for the three months ended March 31, 2007. The Company did not have any stock option modifications during the three months ended March 31, 2008.
Restricted Stock
     During the three months ended March 31, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vest as to 50% of the shares after six months and thereafter will vest pro rata monthly for the next six months. The Company did not grant any restricted stock during the three months ended March 31, 2008.
401(k) Defined Contribution Plan
     The Company sponsors a 401(k) defined contribution plan covering all employees. In December 2007, the Board of Directors approved the matching of employee contributions beginning in April 2008. Matching contributions to the plan are in the form of cash and at the discretion of the Company. As of March 31, 2008, there have been no employer contributions under this plan.
Note 11 — Income Taxes
     The Company recorded an income tax provision of $1,130 and $272 for the three months ended March 31, 2008 and 2007, respectively. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on our net operating losses, foreign tax rate differences, and withholding taxes.
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 , Accounting for Uncertainty in Income Tax (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption was $575 and $2,208 as of December 31, 2007 and March 31, 2008. As of March 31, 2008, approximately $135 of unrecognized tax benefits, if recognized, would impact our effective tax rate. The remaining balance, if recognized, would adjust our goodwill from acquisitions or would adjust our deferred tax assets which are subject to a valuation allowance.
     The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $26 of interest on uncertain tax positions during the three months ended March 31, 2008. As of March 31, 2008, the Company had a liability of $2,676 related to interest and penalties for uncertain tax positions.
     The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the U.S., California, United Kingdom and the People’s Republic of China (“PRC”). The Company’s Federal tax return is open by statute for tax years 2001 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2001 and forward. The statute of limitations for the Company’s 2005 tax return in the United Kingdom will close in 2008. The Company’s PRC tax returns are open by statute for tax years 2002 and forward.

Note 12 — Segment Reporting
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
     The Company generates its revenues in the following geographic regions:

	Three Months
	Ended March 31,
	2008	2007
United States of America	$9,508	$8,438
United Kingdom	1,613	1,684
Americas, excluding the USA	1,853	1,044
EMEA, excluding the United Kingdom	5,079	3,451
APAC	2,539	1,081

	$20,592	$15,698

     The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2008	2007
Americas	$4,132	$1,806
EMEA	981	1,146
APAC	1,081	865

	$6,194	$3,817

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
The following discussion an analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2008. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report or to conform these forward-looking statements to actual results.
Overview
     Glu Mobile is a leading global publisher of mobile games. We have developed and published a portfolio of casual and traditional games to appeal to a broad cross section of the subscribers served by our wireless carriers and other distributors. We create games and related applications based on third-party licensed brands and other intellectual property, as well as on our own original brands and intellectual property. Our games based on licensed intellectual property include Call of Duty 4, Deer Hunter 2, Diner Dash 2, Sonic the Hedgehog, Transformers, World Series of Poker and Zuma. Our original games based on our own intellectual property include Brain Genius, Frantic Factory, My Hangman, Shadowalker, Space Monkey and Super K.O. Boxing.
     Our revenue growth rate will depend significantly on continued growth in the mobile game market and our ability to continue to attract new end users in that market. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars as our revenues continue to grow.
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
     We were incorporated in May 2001 and introduced our first mobile games to the market in July 2002. In December 2004 and in March 2006, we acquired Macrospace and iFone, respectively, each a mobile game developer and publisher based in the United Kingdom. In December 2007, we acquired MIG, a leading publisher of mobile games in China, and in March 2008, we acquired Superscape, a global publisher of mobile games. We acquired MIG in order to accelerate our presence in China, to deepen our relationship with China Mobile, the largest wireless carrier in China, to acquire access and rights to leading franchises for the Chinese market, and to augment our internal production and publishing resources with a studio in China. We acquired Superscape in order to deepen and broaden our game library, gain access to 3-D game development and to augment our internal production and publishing resources with a studio in Moscow, Russia.
     We are headquartered in San Mateo, California and have offices in San Clemente, California, Beijing, China, Brazil, Canada, Chile, France, Germany, Hefei, China, Hong Kong, Italy, Poland, Russia, Spain, Sweden and the United Kingdom.

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
     Our revenues are dependent on a variety of factors including our relationships with our carriers and licensors. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. The loss of any key relationships with our carriers or licensors could impact our revenue trends in the future.
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
     We pay some of our external developers royalties in addition to payments for game development costs. We recognize these royalties as cost of revenues in the period the developer earns the royalties based upon the revenues derived from the relevant game multiplied by the applicable royalty rate. We expense the costs for development of our games prior to technological feasibility as we incur them throughout the development process, and we include these costs in research and development expenses (see “— Critical Accounting Policies and Estimates — Software Development Costs” below). To date, royalties paid to developers have not been significant, but we expect them to increase in aggregate amount based on our existing contracts with developers.
     Absent further impairments of existing intangible assets, we expect amortization of intangible assets included in cost of revenues to be $9.4 million for the remaining nine months of 2008, $7.1 million in 2009, $4.4 million in 2010, $2.8 million in 2011, $2.6 million in 2012 and $3.0 million in 2013 and thereafter. These amounts would likely increase if we make future acquisitions.
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
Operating Expenses
     Our operating expenses primarily include research and development expenses, sales and marketing expenses and general and administrative expenses. They also include amortization of acquired intangible assets not directly related to revenue-generating activities, restructuring charges, charges for acquired in-process research and development and in one period, a gain on sale of assets.

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
     We devote substantial resources to the development, porting and quality assurance of our games and expect this to continue in the future. We believe that developing games internally through our own development studios allows us to increase operating margins, leverage the technology we have developed and better control game delivery. During 2006, as a result of our acquisition of iFone, we substantially increased our use of external development resources. We currently do not expect further significant increases in expenses for external development due to the additions of two studios in China in 2007 and the addition of a studio in Moscow, Russia as a result of the Superscape acquisition. Our games generally require six months to one year to produce, based on the complexity and feature set of the game developed, the number of carrier wireless platforms and mobile handsets covered, and the experience of the internal or external developer. We expect our research and development expenses will increase in absolute terms as we continue to create new games and technologies and as a result of our adding research and development headcount in connection with our MIG and Superscape acquisitions.
     Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, benefits and incentive compensation for sales and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, travel and entertainment expenses and allocated facilities costs. We expect sales and marketing expenses to increase in absolute terms with the growth of our business and as we further promote our games and the Glu brand. Although we expect our variable marketing expenses to increase at least as rapidly as our revenues, we expect that our sales and marketing headcount will not increase as rapidly as revenues.
     General and Administrative. Our general and administrative expenses consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and allocated facilities costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company. We also expect that these expenses will increase because of the additional costs to comply with the Sarbanes-Oxley Act and related regulation, our efforts to expand our international operations and, in the near term, additional accounting costs related to our status as a publicly traded company.
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
     Amortization of Intangible Assets. We record amortization of acquired intangible assets that are directly related to revenue-generating activities as part of our cost of revenues and amortization of the remaining acquired intangible assets, such as non-compete agreements, as part of our operating expenses. We record intangible assets on our balance sheet based upon their fair value at the time they are acquired. We determine the fair value of the intangible assets using a discounted cash flows approach. We amortize the amortizable intangible assets using the straight-line method over their estimated useful lives of two to six years. Absent impairments of existing intangible assets, we expect amortization of existing intangible assets to be $207,000 for the remaining nine months of 2008, $276,000 in 2009 and $264,000 in 2010. These amounts would likely increase if we make future acquisitions.
     Restructuring Charge.  In March 2007, we undertook a restructuring activity to relocate our France operations from Nice to Paris. The resulting restructuring charge principally consisted of costs associated with employee termination benefits. We recorded these costs as an operating expense when we communicated the benefit arrangement to the employee and no significant future services, other than a minimum retention period, were required of the employee in order to earn the termination benefits.
     Acquired In-Process Research and Development. We classify all development projects acquired in business combinations as acquired in-process research and development, or IPR&D, if the feasibility of the acquired technology has not been established and no future alternative uses exist. We expense the fair value of IPR&D at the time it is acquired. We determine the fair value of the IPR&D using a discounted cash flows approach. In estimating the appropriate discount rate, we consider, among other things, the risks to developing technology given changes in trends and technology in our industry. In the fourth quarter of 2007, we expensed the fair value of IPR&D acquired in the MIG transaction and in the first quarter of 2008, we expensed the fair value of IPR&D acquired in the Superscape transaction.

     Gain on Sale of Assets. Our gain on sale of assets relates entirely to the net proceeds from the sale of our ProvisionX software to a third party in the first quarter of 2007. We do not anticipate additional gains on asset sales in the foreseeable future.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, includes interest income, interest expense, accretion of the debt discount related to the warrants issued to the lender in conjunction with its March 2006 loan to us, changes in our preferred stock warrant liability and foreign currency transaction gains and losses. Following the completion of our IPO, our outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase common stock, and we are no longer required to record changes in our preferred stock warrant liability under Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5, or accretion in the debt discount related to the lender’s warrants. Following the IPO, we had additional cash, cash equivalents and short-term investments of approximately $74.8 million resulting from the net proceeds of the IPO causing a substantial increase in our interest income in 2007. As a result of the cash paid for the acquisitions of MIG in December 2007 and Superscape in March 2008, at March 31, 2008, we had lower cash and investment balances which will cause a substantial decrease in our interest income.
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
     Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, we adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. As a result, we recorded a minimum guaranteed liability of approximately $12.1 million at March 31, 2008 and $7.9 million as of December 31, 2007. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of our liability. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
     Each quarter, we also evaluate the realization of our prepaid royalties, as well as any guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans and current and anticipated sales levels. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we record an impairment charge in the period such impairment is indicated. Subsequently, if actual market conditions are more favorable than anticipated, amounts of prepaid royalties previously written down may be utilized, resulting in lower cost of revenues and higher income from operations than previously expected in that period. We believe that the combination of the evolving market for licensing other companies’ intellectual property and our improved license pre-qualification process will reduce risk of future impairments. The impairments that we have recorded to date are predominantly related to license agreements entered into prior to 2005 and had significant guarantees for which the success was tied to a third-party product release. In 2005 and 2006, the market for licensed intellectual property stabilized, resulting in lower upfront commitment fees. We believe our improved visibility regarding forecasted demand and gaming trends supports our ability to reasonably determine the realizability of the assets on our consolidated balance sheet.
Short-Term Investments
     We have invested in auction-rate securities that are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals set at the time of issuance (e.g., every seven, 28 or 35 days or every six months), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. As of March 31, 2008, we had $2.8 million of principal invested in two auction-rate securities, each of which were rated AAA as of the date of this report, with contractual maturities of 2017.
     We have classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with SFAS 115, these securities are reported at fair value with any changes in market value reported as a part of comprehensive income/(loss).
     We periodically review these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. We recorded a cumulative $1.0 million write down due to a decline in fair value of two failed auctions as of March 31, 2008 that was determined to be other-than-temporary based on quantitative and qualitative assumptions and estimates using a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, the ratings of the underlying securities, our intent to continue to hold these securities and the continued and further deterioration in the auction-rate securities market.
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
     In the three months ended March 31, 2008, we recorded total employee non-cash stock-based compensation expense of $2.0 million, of which $28,000 represented continued amortization of deferred stock-based compensation for options granted prior to 2006 and $1.9 million represented expense recorded in accordance with SFAS 123R. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for the three months ended March 31, 2008 was 12%. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     At March 31, 2008, we had $9.1 million of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, that will be recognized over a weighted average period of 3.03 years. Based on the market closing price on March 31, 2008 of $4.49 per share, the aggregate intrinsic value of outstanding options and exercisable options at March 31, 2008, was $2.2 million and $1.9 million, respectively.
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
     We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2007, our valuation allowance on our net deferred tax assets was $13.6 million. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.
     On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the adoption date was $575,000 and $2.2 million as of December 31, 2007 and March 31, 2008. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. We do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.
     We have not provided federal income taxes on the unremitted earnings of foreign subsidiaries because these earnings are intended to be reinvested permanently.
Results of Operations
Comparison of the Three Months Ended March 31, 2008 and 2007
     Revenues

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Revenues	$20,592	$15,698
     Our revenues increased $4.9 million, or 31.2%, from $15.7 million for the three months ended March 31, 2007 to $20.6 million for the three months ended March 31, 2008, due primarily to revenues from MIG, increased revenue per title, including our top ten titles, new titles, our growing catalog of titles and broader distribution reach in our international markets. The increase also resulted from sales of new titles, defined as games that have been in release for twelve months or less, including Call of Duty 4, Diner Dash 2, Pro Evolution Soccer and Who Wants to be a Millionaire 3. No revenues from MIG or Superscape titles were recorded during the three months ended March 31, 2007 compared to a total of $2.4 million recorded during the three months ended March 31, 2008. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $3.8 million from $7.3 million in the three months ended March 31, 2007 to $11.1 million in the three months ended March 31, 2008, primarily as a result of increased sales in APAC and other developing markets, including Latin America. Additionally, revenues from carriers located in the United States increased $1.1 million from $8.4 million in the three months ended March 31, 2007 to $9.5 million in the three months ended March 31, 2008.
     Cost of Revenues

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cost of revenues:
Royalties	$5,488	$4,292
Amortization of intangible assets	1,708	552

Total cost of revenues	$7,196	$4,844

Revenues	$20,592	$15,698

Gross margin	65.1%	69.1%
     Our cost of revenues increased $2.4 million, or 48.6%, from $4.8 million in the three months ended March 31, 2007 to $7.2 million in the three months ended March 31, 2008. The increase resulted from an increase in royalties and an increase in amortization of acquired intangible assets. Royalties increased $1.2 million principally because of higher revenues with associated royalties, including those associated with titles acquired from iFone. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 87.3% in the three months ended March 31, 2007 to 81.3% in the three months ended March 31, 2008 primarily due to sales of games developed by MIG based on MIG’s original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property increased from 31.3% in the three months ended March 31, 2007 to 33.2% in the three months ended March 31, 2008 due to increased sales of titles with higher royalty rates. Although we had an increase in the average royalty rate from branded titles, overall royalties as a percentage of total revenues decreased from 27.3% to 26.7% due to the increase in revenue from games based on our intellectual property, especially sales by MIG.

     Amortization of intangible assets increased by $1.2 million due primarily to the amortization of intangible assets acquired in December 2007 from MIG and March 2008 from Superscape.
     Gross Margin
     Our gross margin decreased from 69.1% in the three months ended March 31, 2007 to 65.1% in the three months ended March 31, 2008 primarily because of the increase in the amortization of intangible assets.
     Research and Development Expenses

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Research and development expenses	$6,520	$4,713
Percentage of revenues	31.7%	30.0%
     Our research and development expenses increased $1.8 million, or 38.3%, from $4.7 million in the three months ended March 31, 2007 to $6.5 million in the three months ended March 31, 2008. The increase in research and development costs was primarily due to increases in salaries and benefits of $957,000, facility and overhead costs to support our increased headcount of $731,000 and outside services costs for porting and external development of $184,000.
     Research and development staff increased by 238 employees through March 31, 2008 as compared to the same period in 2007 and salaries and benefits increased as a result. This growth in headcount was due primarily to the opening of our development studio in Beijing, China during 2007, the addition of a studio in Hefei, China as result of the MIG acquisition and the addition of the development studio in Moscow, Russia as a result of the Superscape acquisition. Research and development expenses included $95,000 of stock-based compensation expense in the three months ended March 31, 2007 and $77,000 in the three months ended March 31, 2008. As a percentage of revenues, research and development expenses increased from 30.0% in the three months ended March 31, 2007 to 31.7% in the three months ended March 31, 2007 due to the increase in headcount resulting from the addition of the China and Russia studios.
     Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Sales and marketing expenses	$5,782	$3,075
Percentage of revenues	28.1%	19.6%
     Our sales and marketing expenses increased $2.7 million, or 88.0%, from $3.1 million in the three months ended March 31, 2007 to $5.8 million in the three months ended March 31, 2008. The increase was primarily due to increase in salaries and benefits of $733,000, as we increased our sales and marketing headcount from 44 at March 31, 2007 to 76 at March 31, 2008, $1.2 million increase in stock based compensation due primarily to the quarterly accrual related to the MIG stock-based compensation earnout, $622,000 increase due to the quarterly cash-based component of the MIG earnout and a $300,000 increase in allocated facility costs to support our increased headcount. We recorded the stock and cash-based compensation related to the MIG earnout as we believe the financial metrics stipulated in the purchase agreement will be attained given the current quarter’s performance. We increased staffing and marketing program spending to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. Aside from the increase in headcount in our sales and marketing functions, the increase in salaries and benefits cost was due to an increase in variable compensation of $55,000, primarily an increase in commissions paid to our sales employees as a result of higher revenues. As a percentage of revenues, sales and marketing expenses increased from 19.6% in the three months ended March 31, 2007 to 28.5% in the three months ended March 31, 2008 primarily due to the accrual of the MIG cash and stock-based earnout. Sales and marketing expenses included $97,000 of stock-based compensation expense in the three months ended March 31, 2007 and $1.3 million in the three months ended March 31, 2008.

     General and Administrative Expenses

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
General and administrative expenses	$5,395	$4,009
Percentage of revenues	26.2%	25.5%
     Our general and administrative expenses increased $1.4 million, or 34.6%, from $4.0 million in the three months ended March 31, 2007 to $5.4 million in the three months ended March 31, 2008. The increase in general and administrative expenses was primarily the result of a $404,000 increase in salaries and benefits, a $305,000 increase in professional fees, an increase in facility and overhead costs of $260,000 to support our increased headcount, a $244,000 increase in business and franchise taxes, a $178,000 increase in stock-based compensation and a $151,000 increase in director and officer liability insurance. We increased our general and administrative headcount from 49 at March 31, 2007 to 79 at March 31, 2008. As a percentage of revenues, general and administrative expenses increased from 25.5% in the three months ended March 31, 2007 to 26.2% in the three months ended March 31, 2008 as a result of increased salaries and benefits and spending in professional fees related to our first year of public company costs. General and administrative expenses included $416,000 of stock-based compensation expense in the three months ended March 31, 2007 and $594,000 in the three months ended March 31, 2008. We expect to incur additional general and administrative expenses in 2008 as we comply with Section 404 of the Sarbanes-Oxley Act.
     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $67,000 in the three months ended March 31, 2007 and $68,000 in the three months ended March 31, 2008.
     Our acquired in-process research and development increased from zero in the three months ended March 31, 2007 to $1.0 million in the three months ended March 31, 2008. The IPR&D charge recorded in 2008 was related to the development of new games by Superscape. The IPR&D charge recorded in 2008 related to the in-process development of new 2D and 3D games by Superscape at the date of acquisition. We determined the value of acquired IPR&D using a discounted cash flows approach and a discount rate of 20%. This rate took into account the percentage of completion of the development effort for each title and the risks associated with our developing technology given changes in trends and technology in our industry. Revenues from these titles will be generated in the months subsequent to their completion in the third and fourth quarters of 2008.
     Our gain on sale of assets decreased from $1.0 million during the three months ended March 31, 2007 to zero during the three months ended March 31, 2008 due to the sale of ProvisionX software to a third party. Under the terms of the agreement, we will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following the sale, by the third party.
     Our restructuring charge increased from zero during the three months ended March 31, 2007 to $75,000 during the three months ended March 31, 2008 as we undertook activities to relocate our France operations from Nice to Paris. The resulting restructuring charge principally consisted of costs associated with employee termination benefits.
     Other Expenses
     Interest and other income/(expense), net, changed from a net expense of $522,000 during the three months ended March 31, 2007 to income of $602,000 in the three months ended March 31, 2008. This change was primarily due to a decrease in interest expense of $837,000, an increase in interest income of $361,000 due to higher cash balances resulting from our IPO, an increase of foreign currency gains of $162,000, but offset by additional write-down of our two remaining failed auction-rate securities of $235,000. We expect interest income to decrease in 2008 as a result of lower cash balances due to our use of cash for our acquisitions of MIG and Superscape and the lower interest rates we expect on our investments.
     Income Tax Provision
     Income tax provision increased from $272,000 in the three months ended March 31, 2007 to $1.1 million in the three months ended March 31, 2008 primarily as a result of increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements and taxes on income in certain foreign entities.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$2,265	$623
Depreciation and amortization	2,406	1,073
Cash flows provided by (used in) operating activities	1,031	(528)
Cash flows provided by (used in) investing activities	(29,609)	3,667
Cash flows provided by financing activities	194	64,534
     Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $58.0 million and $52.4 million as of March 31, 2008 and December 31, 2007, respectively. Our primary sources of liquidity have historically been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million. In the quarter ended March 31, 2007, we raised $74.8 million of proceeds, net of underwriting discounts and estimated expenses, in our IPO. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Operating Activities
     In the three months ended March 31, 2008, net cash provided by operating activities was $1.0 million as compared to $528,000 of net cash used in operating activities in the three months ended March 31, 2007. This increase was primarily due to an increase in accrued liabilities of $1.7 million, an increase in non-current liabilities of $1.1 million primarily related to the quarterly accrual of the MIG earnout, and an increase in accrued compensation of $928,000. Cash provided by accounts receivable and prepaid and other assets increased by $669,000 and $606,000, respectively, in the three months ended March 31, 2008 as compared to the same period in 2007.
     This was offset by a increased payments of third-party royalties of $2.6 million, increase payments of accounts payables of $309,000 and a decrease in deferred revenues of $250,000.
     We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
     In the three months ended March 31, 2008 we used $29.6 million of cash for investing activities. This net cash resulted from the acquisition of Superscape net of cash acquired, of $26.7 million, additional cash payments of $693,000 for professional fees related to the acquisition of MIG and purchases of property and equipment of $2.3 million primarily related to moving our corporate headquarters.
     In the three months ended March 31, 2007, we generated $3.7 million of net cash from investing activities. This net cash resulted from net sales of short-term investments of $3.3 million, $1.0 million proceeds from the sale of assets offset by purchases of property and equipment of $623,000.
Financing Activities
     In the three months ended March 31, 2008, net cash provided by financing activities was $194,000, substantially all of which came from the proceeds from the exercise of stock options and warrants.
     In the three months ended March 31, 2007, our financing activities provided $64.5 million of cash primarily from $76.5 million of IPO proceeds net of underwriters’ fees and offering costs offset by $12.0 million to pay off an outstanding loan.
Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments
     Our cash, cash equivalents and short-term investments were $31.3 million as of March 31, 2008. We believe that our cash, cash equivalents and short-term investments and any cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.
Contractual Obligations
     The following table is a summary of our contractual obligations as of March 31, 2008:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations, net of sublease income	$10,274	$2,747	$6,832	$695	—
Guaranteed royalties(1)	13,417	6,572	6,070	775	—
FIN 48 obligations, including interest and penalties(2)	3,944	—	—	—	3,944

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Pursuant to some of these agreements, we are required to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Certain of these minimum payments totaling $12.1 million have been recorded as liabilities in our consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)	As of March 31, 2008, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on our consolidated balance sheets. As of March 31, 2008, the settlement of our income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.
     As of March 31, 2008, we were obligated under UK law to purchase the remaining 6.43% of the outstanding Superscape Shares for approximately $2.4 million. This payment will take place in the second quarter of 2008. Additionally, we may be obligated to pay additional consideration to the MIG shareholders and bonuses to two officers of MIG if certain financial milestones are achieved in 2008.
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
     As of March 31, 2008, we had $2.8 million of principal invested in auction-rate securities, all of which were rated AAA at the time of purchase. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, 28, or 35 days; every six months; etc.), based on market demand for a reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. The monthly auctions historically have provided a liquid market for these securities. Following a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.
     Given the current negative liquidity conditions in the global credit and capital markets, the auction-rate securities held by us at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The underlying assets of our auction-rate securities are corporate bonds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. For example, in the fourth quarter of 2007, we recorded a pre-tax impairment charge of $806,000, and in the first quarter of 2008, we recorded an additional pre-tax impairment charge of $235,000 reflecting the decrease in estimated value of our auction-rate securities as of March 31, 2008 that were determined to be other-than-temporary as a result of two failed auctions.
     As of March 31, 2008, the contractual maturities of our remaining two auction-rate securities were 2017. Although we may not have the ability to liquidate these investments within one year of the balance sheet date, we may need to sell the securities within the next year to fund operations. Accordingly, the investments were classified as current assets on the consolidated balance sheets.
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
     As of March 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Chile, China, France, Germany, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
     Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of March 31, 2008, Verizon Wireless accounted for 24.4% of our total accounts receivable and no other carrier represented more than 10% of our total accounts receivable. As of December 31, 2007, Verizon Wireless accounted for 23.5% of our total accounts receivable and no other carrier represented more than 10% of our total accounts receivable.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Control over Financial Reporting
     Regulations under the Exchange Act require public companies, including us, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     At the end of fiscal 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.
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
     We have incurred significant losses since inception, including a net loss of $17.9 million in 2005, a net loss of $12.3 million in 2006 and a net loss of $3.3 million in 2007. As of December 31, 2007 we had an accumulated deficit of $52.4 million, which had increased to $58.4 million as of March 31, 2008. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new games, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in recent periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.
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
     We were incorporated in May 2001 and began selling mobile games in July 2002. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
•	maintain our current, and develop new, wireless carrier relationships, particularly in international markets;

•	maintain and expand our current, and develop new, relationships with third-party branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and third-party branded content owners;

•	maintain and enhance our own brands;

•	continue to develop new high-quality mobile games that achieve significant market acceptance;

•	continue to port existing mobile games to new mobile handsets;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	increase the number of end users of our games;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our website and third-party direct-to-consumer distributors;

•	expand our development capacity in countries with lower costs;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments including new platforms and pricing and distribution models; and

•	attract, integrate, retain and motivate qualified personnel.
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
     We are also subject to macroeconomic fluctuations in the U.S. economy, including those that impact discretionary consumer spending. Recent macroeconomic issues such as those involving sub-prime mortgages and liquidity issues, as well as liquidity issues in the auction-rate securities that we invest in, may negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed.
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
     We depend on the continued contributions of our senior management and other key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. For example, in April 2008, we announced that Albert A. “Rocky” Pimentel, our Executive Vice President and Chief Financial Officer, had informed us that he was resigning from the Company effective in May 2008. The impact of Mr. Pimentel’s departure on us and our operations remains to be determined. All of our U.S.-based executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. None of our U.S.-based employees is bound by a contractual non-competition agreement, which could make us vulnerable to recruitment efforts by our competitors. Internationally, while some employees and contractors are bound by non-competition agreements, we may experience difficulty in enforcing these agreements. We do not maintain a key-person life insurance policy on any of our officers or other employees.
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
     As of March 31, 2008, we had $31.3 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in money market funds and auction-rate securities. These investments are denominated in U.S. dollars.
     As of March 31, 2008, we had $2.8 million of principal invested in auction rate securities, all of which were rated AAA at the time of purchase. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, 28, or 35 days; every six months; etc.), based on market demand for a reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. The monthly auctions historically have provided a liquid market for these securities. Following a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.
     Given the current negative liquidity conditions in the global credit and capital markets, the auction-rate securities held by us at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The underlying assets of our auction-rate securities are corporate bonds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. For example, in the fourth quarter of 2007, we recorded a pre-tax impairment charge of $806,000, and in the first quarter of 2008, we recorded an additional pre-tax impairment of $235,000 reflecting the decrease in estimated value of our auction-rate securities as of March 31, 2008 that were determined to be other-than-temporary as a result of two failed auctions.

     As of March 31, 2008, the contractual maturities of the remaining two auction-rate securities were 2017. Although we may not have the ability to liquidate these investments within one year of the balance sheet date, we may need to sell the securities within the next year to fund operations. Accordingly, the investments are classified as current assets on the December 31, 2007 consolidated balance sheets. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value and our current carrying value.
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
     The operation of our business and our efforts to grow our business further, including through additional acquisitions, will require significant cash outlays and commitments, such as with our recent acquisitions. If our cash, cash equivalents and short-term investments balances and any cash generated from operations and from our IPO are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the IPO price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     On March 3, 2008, a holder of warrants elected to exercise warrants to purchase 52,701 shares of our common stock for aggregate cash consideration of $101,000. On March 4, 2008, a holder of warrants elected to net exercise warrants to purchase 17,567 shares of our common stock which were converted to 10,263 shares of common stock. These warrants were held by entities affiliated with two of our directors.
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
     The net proceeds of our IPO were $74.8 million. Through March 31, 2008, we used approximately $12.0 million of the net proceeds to repay in full the principal and accrued interest on an outstanding loan and $14.7 million of the net proceeds for the acquisition of MIG. We used approximately $34.5 million of the net proceeds for the acquisition of Superscape upon declaring the tender offer wholly unconditional and will pay an additional $2.4 million for the remaining Superscape shares outstanding as of March 31, 2008. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     On April 23, 2008, Glu formally adopted a policy regarding nominees to Glu’s board of directors, which includes information regarding the recommendation of nominees by Glu’s security holders. The policy is described in Glu’s definitive revised proxy statement filed with the SEC on May 2, 2008 under the heading “Election of Directors — Nominating and Governance Committee,” which description is incorporated into this Item 5 by reference.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.01	Announcement of Recommended Cash Offer by Glu Mobile Inc. for Superscape Group plc on January 23, 2008.	8-K	001-33368	2.01	01/23/08

2.02	Recommended Cash Offer by Glu Mobile Inc. for Superscape Group plc as mailed to shareholders on January 25, 2008.	8-K	001-33368	2.01	01/25/08

2.03	Form of Acceptance, Authority and Election by Glu Mobile Inc. for Superscape Group plc as mailed to shareholders on January 25, 2008.	8-K	001-33368	2.02	01/25/08

2.04	Announcement of Offer Unconditional in All Respects issued by Glu Mobile on March 7, 2008.	8-K	001-33368	2.01	03/07/08

2.05	Announcement of Compulsory Acquisition of Remaining Superscape Shares issued by Glu Mobile on March 20, 2008.	8-K	001-33368	2.01	03/24/08

10.01	2008 Equity Inducement Plan and forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	S-8	333-149996	4.07	03/31/08

10.02	Form of Change of Control Severance Agreement dated as of January 31, 2007 by and between Jill S. Braff and the Registrant, by and between Alessandro Galvagni and the Registrant and by and between Eric R. Ludwig and the Registrant.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.
Date: May 15, 2008	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.01	Announcement of Recommended Cash Offer by Glu Mobile Inc. for Superscape Group plc on January 23, 2008.	8-K	001-33368	2.01	01/23/08

2.02	Recommended Cash Offer by Glu Mobile Inc. for Superscape Group plc as mailed to shareholders on January 25, 2008.	8-K	001-33368	2.01	01/25/08

2.03	Form of Acceptance, Authority and Election by Glu Mobile Inc. for Superscape Group plc as mailed to shareholders on January 25, 2008.	8-K	001-33368	2.02	01/25/08

2.04	Announcement of Offer Unconditional in All Respects issued by Glu Mobile on March 7, 2008.	8-K	001-33368	2.01	03/07/08

2.05	Announcement of Compulsory Acquisition of Remaining Superscape Shares issued by Glu Mobile on March 20, 2008.	8-K	001-33368	2.01	03/24/08

10.01	2008 Equity Inducement Plan and forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	S-8	333-149996	4.07	03/31/08

10.02	Form of Change of Control Severance Agreement dated as of January 31, 2007 by and between Jill S. Braff and the Registrant, by and between Alessandro Galvagni and the Registrant and by and between Eric R. Ludwig and the Registrant.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile specifically incorporates it by reference.