Form 10-Q
period 2008-06-30
GLU MOBILE INC
filed 2008-08-14
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 001-33368
Glu Mobile Inc.
(Exact name of the Registrant as Specified in its Charter)

Delaware	91-2143667
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 8, 2008: 29,402,699 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$24,133	$57,816
Short-term investments	1,524	1,994
Accounts receivable, net of allowance of $454 and $368 at June 30, 2008 and December 31, 2007, respectively	21,580	18,369
Prepaid royalties	12,537	10,643
Prepaid expenses and other	3,629	2,589

Total current assets	63,403	91,411
Property and equipment, net	6,217	3,817
Prepaid royalties	7,661	2,825
Other long-term assets	1,159	1,593
Intangible assets, net	27,231	14,597
Goodwill	61,352	47,262

Total assets	$167,023	$161,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,359	$6,427
Accrued liabilities	504	217
Accrued compensation	3,787	2,322
Accrued royalties	14,740	12,759
Deferred revenues	823	640
Accrued restructuring charge	1,521	—

Total current liabilities	29,734	22,365
Other long-term liabilities	14,712	9,679

Total liabilities	44,446	32,044

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at June 30, 2008 and December 31, 2007; 29,371 and 29,023 shares issued and outstanding at June 30, 2008 and December 31, 2007	3	3
Additional paid-in capital	184,720	179,924
Deferred stock-based compensation	(48)	(113)
Accumulated other comprehensive income	2,938	2,080
Accumulated deficit	(65,036)	(52,433)

Total stockholders’ equity	122,577	129,461

Total liabilities and stockholders’ equity	$167,023	$161,505

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$23,704	$16,377	$44,296	$32,076
Cost of revenues:
Royalties	5,633	4,388	11,123	8,681
Amortization of intangible assets	3,135	553	4,842	1,106

Total cost of revenues	8,768	4,941	15,965	9,787

Gross profit	14,936	11,436	28,331	22,289

Operating expenses:
Research and development	8,861	5,577	15,381	10,290
Sales and marketing	6,042	3,131	11,824	6,206
General and administrative	6,096	4,263	11,491	8,273
Amortization of intangible assets	69	67	137	133
Acquired in-process research and development	71	—	1,110	—
Restructuring charge	86	—	161	—
Gain on sale of assets	—	—	—	(1,040)

Total operating expenses	21,225	13,038	40,104	23,862

Loss from operations	(6,289)	(1,602)	(11,773)	(1,573)
Interest and other income/(expense), net:
Interest income	189	959	717	1,125
Interest expense	(11)	(10)	(21)	(856)
Other income/(expense), net	(272)	68	(181)	227

Interest and other income/(expense), net	(94)	1,017	515	496

Loss before income taxes and minority interest	(6,383)	(585)	(11,258)	(1,077)
Income tax provision	(213)	(313)	(1,343)	(585)
Minority interest in consolidated subsidiaries	(5)	—	(2)	—

Net loss	(6,601)	(898)	(12,603)	(1,662)
Accretion to preferred stock	—	—	—	(17)
Deemed dividend	—	—	—	(3,130)

Net loss attributable to common stockholders	$(6,601)	$(898)	$(12,603)	$(4,809)

Net loss per share attributable to common stockholders – basic and diluted:
Net loss	$(0.23)	$(0.03)	$(0.43)	$(0.09)
Accretion to preferred stock	—	—	—	—
Deemed dividend	—	—	—	(0.18)

Net loss per share attributable to common stockholders – basic and diluted	$(0.23)	$(0.03)	$(0.43)	$(0.27)

Weighted average common shares outstanding – basic and diluted	29,317	28,725	29,231	17,703

Stock-based compensation included in:
Research and development	$174	$259	$250	$354
Sales and marketing	1,303	178	2,605	274
General and administrative	554	571	1,148	987
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,603)	$(1,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	1,361	928
Amortization of intangible assets	5,050	1,237
Stock-based compensation	4,003	1,615
Change in carrying value of preferred stock warrant liability	—	10
Amortization of value of warrants issued in connection with loan	—	477
Amortization of loan agreement costs	20	81
Non-cash foreign currency translation gain	(384)	(217)
Acquired in-process research and development	1,110	—
Impairment of prepaid royalties and guarantees	234	—
Impairment of auction rate securities	470	—
Gain on sale of assets	—	(1,040)
Changes in allowance for doubtful accounts	86	(42)
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase)/decrease in accounts receivable	1,342	(768)
Increase in prepaid royalties	(1,926)	(1,492)
Increase in prepaid expenses and other assets	(463)	(1,153)
Increase/(decrease) in accounts payable	(543)	1,241
Increase/(decrease) in other accrued liabilities	834	(843)
Increase in accrued compensation	1,171	55
Increase in accrued royalties	57	1,319
Increase in deferred revenues	183	18
Decrease in accrued restructuring	(1,568)	(36)
Increase in other long-term liabilities	1,665	286

Net cash provided by operating activities	99	14

Cash flows from investing activities:
Purchase of short-term investments	—	(63,900)
Sale of short-term investments	—	10,750
Purchase of property and equipment	(3,357)	(1,302)
Proceeds from sale of assets, net of selling costs	—	1,040
Acquisition of MIG, net of cash acquired	(693)	—
Acquisition of Superscape, net of cash acquired	(30,008)	—

Net cash used in investing activities	(34,058)	(53,412)

Cash flows from financing activities:
Proceeds from IPO shares, net of issuance costs	—	74,764
Proceeds from exercise of stock options	158	98
Proceeds from exercise of stock warrants	101	—
Debt payments	—	(12,060)

Net cash provided by financing activities	259	62,802

Effect of exchange rate changes on cash	17	82
Net increase/(decrease) in cash and cash equivalents	(33,683)	9,486
Cash and cash equivalents at beginning of period	57,816	3,823

Cash and cash equivalents at end of period	$24,133	$13,309

Supplemental disclosure of non-cash information
Accrued acquisition costs	$340	—
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
     In connection with the IPO, in March 2007, the Company affected a 1-for-3 reverse stock split of its outstanding capital stock and derivative securities. All share numbers and exercises prices in these financial statements give effect to the reverse stock split.
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, File Number 001-33368, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2008 and its results of operations for the three and six months ended June 30, 2008 and 2007, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of June 30, 2008 has been derived from the unaudited condensed consolidated financial statements as of that date.
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
     The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, these securities are reported at fair value with any temporary changes in market value reported as a part of comprehensive income/(loss). No unrealized gains or losses related to temporary change in market value were recognized during the three or six months ended June 30, 2008 or 2007.
     The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company recorded an impairment of $235 and $470 during the three and six months ended June 30, 2008, respectively, due to a decline in fair value of two failed auctions as of June 30, 2008 that was determined to be other-than-temporary based on quantitative and qualitative assumptions and estimates using valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, the ratings of the underlying securities, the Company’s intent to continue to hold these securities and further deterioration in the auction-rate securities market. No realized gains or losses were recognized during the three or six months ended June 30, 2007.
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
     The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Verizon Wireless	21.9%	23.6%	21.1%	22.7%
China Mobile	13.7%	*	11.3%	*
Vodafone	*	*	*	10.5%

*	Revenues from the customer were less than 10% during the period.
     At June 30, 2008, Verizon Wireless accounted for 24.5% of total accounts receivable. At December 31, 2007, Verizon Wireless accounted for 23.5% of total accounts receivable. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.

     The following table summarizes the revenues from specific titles in excess of 10% of the Company’s revenues:

	Six Months Ended
	June 30,
	2008	2007
Monopoly Here & Now	*	11.4%

*	Revenues from the title were less than 10% during the period.
     No title represented 10% of the Company’s revenues during the three months ended June 30, 2008 and 2007.
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
     The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, the Company adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The Company has recorded a minimum guaranteed liability of approximately $11,309 and $7,876 as of June 30, 2008 and December 31, 2007, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.
     Each quarter, the Company evaluates the realization of its prepaid royalties, as well as any guarantees not yet paid, to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded an impairment of $234 within the royalty expense line during the three and six months ended June 30, 2008, respectively. However, the Company recorded no such impairments during the three and six months ended June 30, 2007, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss attributable to common stockholders	$(6,601)	$(898)	$(12,603)	$(4,809)

Basic and diluted shares:
Weighted average common shares outstanding	29,350	28,815	29,269	17,800
Weighted average unvested common shares subject to repurchase	(33)	(90)	(38)	(97)

Weighted average shares used to compute basic and diluted net loss per share	29,317	28,725	29,231	17,703

Net loss per share attributable to common stockholders — basic and diluted	$(0.23)	$(0.03)	$(0.43)	$(0.27)

     The following weighted average options, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Convertible preferred stock	—	—	—	7,405
Warrants to purchase common stock	106	229	131	229
Unvested common shares subject to repurchase	33	90	38	97
Options to purchase common stock	4,720	3,571	4,390	3,270

	4,859	3,890	4,559	11,001

Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“FAS 157”). In February 2008, the FASB issued a staff position, FSP No. 157-2, that delays the effective date of SFAS 157 for all non-financial assets and liabilities except for those recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of FAS 157 with respect to its financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
     On March 21, 2008, the date the recommended cash tender offer expired, the Company owned or had received valid acceptances representing approximately 93.57% of the Superscape Shares, with an aggregate purchase price of $34,477. In May 2008, the Company acquired the remaining 6.43% of the outstanding Superscape shares on the same terms as the recommended cash offer for $2,335.
     The Company’s consolidated financial statements include the results of operations of Superscape from the date of acquisition, March 7, 2008. Under the purchase method of accounting, the Company preliminarily allocated the total purchase price of $38,942 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date.
     The following summarizes the preliminary purchase price allocation of the Superscape acquisition:

Assets acquired:
Cash	$8,593
Accounts receivable	4,346
Prepaid and other current assets	1,507
Property and equipment	182
Intangible assets (see Note 5):
Titles, content and technology	7,190
Carrier contracts and relationships	7,400
Patents and core technology	2,000
Trade name	330
In-process research and development	1,110
Goodwill (see Note 5)	12,785

Total assets acquired	45,443
Liabilities assumed:
Accounts payable	(2,570)
Accrued liabilities	(367)
Restructuring liabilities	(3,564)

Total liabilities acquired	(6,501)

Net acquired assets	$38,942

     The Company has recorded an estimate for costs to terminate certain activities associated with the Superscape operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $3,564 principally related to the termination of 29 Superscape employees of $2,277, restructuring of facilities of $1,262 and other agreement termination fees of $25.

     The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income and market approaches. Of the total purchase price, $16,920 was allocated to amortizable intangible assets. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of one to six years.
     In conjunction with the acquisition of Superscape, the Company recorded a $1,110 expense for acquired in-process research and development (“IPR&D”) during the six months ended June 30, 2008 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in the consolidated statements of operations for the three and six months ended June 30, 2008.
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
     The Company allocated the residual value of $12,785 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes.
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
     The Company purchased all of the issued and outstanding shares of MIG for a total purchase price of $15,228 which consisted of cash consideration paid to MIG shareholders of $14,655 and transaction costs of $573. In addition, subject to MIG’s achievement of revenue and operating income milestones for the year ended December 31, 2008, the Company committed to pay additional consideration of $20,000 to the MIG shareholders, payable up to a maximum of 30% in the Company’s stock and 70% in cash, and bonus payment of $5,000, entirely in the Company’s stock, to two officers of MIG, who are also shareholders. If earned, one half of the bonus (or $2,500) will be paid on the earn-out payment date and one half will be paid on December 31, 2009, if the officers continue their employment with the Company. As of the acquisition date, these two officers owned 27% of the outstanding shares of MIG. Per their employment agreements, these two shareholders will be entitled to one half of their proportionate share of the earned additional consideration (or $2,700) on the earn-out payment date and one half of their proportionate share of the earned additional consideration on December 31, 2009, if they continue their employment with the Company. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company has not recorded the additional consideration or bonus in the initial purchase price as these amounts are contingent on MIG’s future earnings. In accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company will record the estimated contingent consideration and bonus earned by the two officers (totaling $10,400) as compensation over the two year vesting period ending December 31, 2009. The Company recorded $1,700 and $3,401 of expense during the three and six months ended June 30, 2008 related to the stock-based and non-equity compensation of the earnout.

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
     In conjunction with the acquisition of MIG, the Company recorded a $59 expense for acquired IPR&D during the fourth quarter of 2007 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in our consolidated statements of operation in the year ended December 31, 2007.
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

	Three	Six	Six
	Months	Months	Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
	2007	2008	2007
Total pro forma revenues	$20,023	$47,009	$39,304
Gross profit	13,414	24,064	26,389
Pro forma net loss	(2,562)	(12,962)	(4,435)
Pro forma net loss per share — basic and diluted	(0.09)	(0.44)	(0.25)
     The pro forma financial information above includes a charge of $1,110 for IPR&D during the six months ended June 30, 2008. The results of operations for the three months ended June 30, 2008 include the results of MIG and Superscape.
Note 3 — Short-Term Investments and Fair Value Measurements
Short-Term Investments
     Marketable securities, which are classified as available-for-sale, are summarized below as of June 30, 2008 and December 31, 2007:

				Classified on Balance Sheet
	Purchased	Realized	Aggregate	Cash and Cash	Short-term
	Cost	Loss	Fair Value	Equivalents	Investments
As of June 30, 2008:
Auction-rate securities	$2,800	$(1,276)	$1,524	$—	$1,524
Money market funds	4,234	—	4,234	4,234	—

	$7,034	$(1,276)	$5,758	$4,234	$1,524

As of December 31, 2007:
Auction-rate securities	$2,800	$(806)	$1,994	$—	$1,994
Money market funds	50,968	—	50,968	50,968	—

	$53,768	$(806)	$52,962	$50,968	$1,994

     At June 30, 2008, the Company had $2,800 of principal invested in auction-rate securities. The auction-rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in auction-rate securities represent interests in corporate bonds.
     The auction-rate security investments held by the Company all had AAA credit ratings at the time of purchase but were downgraded to A in July 2008. With the liquidity issues experienced in global credit and capital markets, the auction-rate securities held by the Company at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.
     The estimated market value of the Company’s auction-rate securities holdings at December 31, 2007 was $1,994, which reflects an $806 impairment to the principal value of $2,800. The estimated market value of the Company’s auction-rate securities holdings at June 30, 2008 was $1,524, which reflects an additional impairment of $470 to the principal value of $2,800. Although the auction-rate securities continue to pay interest according to their stated terms, based on valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions and the continued and further deterioration in the auction-rate securities market, the Company has recorded a pre-tax impairment charge of $470 during the six months ended June 30, 2008, reflecting the auction-rate securities holdings that the Company has concluded have an other-than-temporary decline in value.
     As of June 30, 2008 and December 31, 2007 the contractual maturities of the Company’s remaining two auction-rate securities were 2017. Although the Company may not have the ability to liquidate these investments within one year of the balance sheet date it may need to sell the securities within the next year to fund operations. Accordingly, the investments were classified as current assets on the consolidated balance sheets.

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
     In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and available for sale investments) as of June 30, 2008:

	Aggregate
	Fair Value	Level 1	Level 2
Auction-rate securities	$1,524	$—	$1,524
Money market funds	4,234	4,234	—

Total cash equivalents and marketable securities	5,758	$4,234	$1,524

Cash	19,899

Total cash, cash equivalents and marketable securities	$25,657

Note 4 — Balance Sheet Components
Property and Equipment

	June 30,	December 31,
	2008	2007
Computer equipment	$4,769	$3,200
Furniture and fixtures	543	1,368
Software	2,395	2,196
Leasehold improvements	4,190	1,694

	11,897	8,458
Less: Accumulated depreciation and amortization	(5,680)	(4,641)

	$6,217	$3,817

     Depreciation expense for the three months ended June 30, 2008 and 2007 were $730 and $467, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 were $1,352 and $914, respectively.
Accounts Receivable

	June 30,	December 31,
	2008	2007
Accounts receivable	$22,034	$18,737
Less: Allowance for doubtful accounts	(454)	(368)

	$21,580	$18,369

     Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three or six months ended June 30, 2008 and 2007.

Note 5 — Goodwill and Intangible Assets
     The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The intangible assets have been recorded in the currency of the applicable reporting unit. Therefore, the intangible assets attributed to the Company’s EMEA and APAC reporting units are subject to foreign currency fluctuations. The carrying amounts and accumulated amortization expense of the acquired intangible assets at June 30, 2008 and December 31, 2007 were as follows:

		June 30, 2008			December 31, 2007
			Accumulated			Accumulated
			Amortization			Amortization
		Gross	Expense		Gross	Expense
		Carrying	(Including		Carrying	(Including
	Estimated	Value (Including	Impact of	Net	Value (Including	Impact of	Net
	Useful	Impact of Foreign	Foreign	Carrying	Impact of Foreign	Foreign	Carrying
	Life	Exchange	Exchange)	Value	Exchange	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$14,236	$(7,119)	$7,117	$5,018	$(4,172)	$846
Catalogs	1 yr	1,551	(1,551)	—	1,553	(1,553)	—
ProvisionX Technology	6 yrs	255	(141)	114	256	(118)	138
Carrier contract and related relationships	5 yrs	18,872	(2,496)	16,376	10,922	(1,117)	9,805
Licensed content	5 yrs	2,794	(618)	2,176	2,651	(183)	2,468
Service provider license	9 yrs	430	(26)	404	404	(2)	402
Trademarks	3 yrs	555	(188)	367	218	(96)	122

		38,693	(12,139)	26,554	21,022	(7,241)	13,781

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,655	(978)	677	1,656	(840)	816
Noncompete agreement	2 yrs	724	(724)	—	725	(725)	—

		2,379	(1,702)	677	2,381	(1,565)	816

Total intangibles assets		$41,072	$(13,841)	$27,231	$23,403	$(8,806)	$14,597

     Additions to intangible assets during the six months ended June 30, 2008 of $16,920 are a result of the Superscape acquisition and the additions during the year ended December 31, 2007 of $11,710 are a result of the MIG acquisition (see Note 2).
     The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended June 30, 2008 and 2007, the Company recorded amortization expense in the amounts of $3,135 and $553, respectively, in cost of revenues. During the six months ended June 30, 2008 and 2007, the Company recorded amortization expense in the amounts of $4,842 and $1,106, respectively, in cost of revenues. During the three months ended June 30, 2008 and 2007, the Company recorded amortization expense in the amounts of $69 and $67, respectively, in operating expenses. During the six months ended June 30, 2008 and 2007, the Company recorded amortization expense in the amounts of $137 and $133, respectively, in operating expenses.
     As of June 30, 2008, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Fiscal Years:	Revenues	Expenses	Expense
2008 (remaining six months)	$6,470	$138	$6,608
2009	7,166	276	7,442
2010	4,273	263	4,536
2011	2,878	—	2,878
2012	2,735	—	2,735
2013 and thereafter	3,032	—	3,032

	$26,554	$677	$27,231

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
     Goodwill by geographic region is as follows:

				Effects of				Effects of
				Foreign				Foreign
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	June 30,
	2007	Acquired	Adjustments	Exchange	2007	Acquired	Adjustments	Exchange	2008
Americas	$11,414	$—	$12	$—	$11,426	$12,785	$—	$—	$24,211
EMEA	27,313	—	13	534	27,860	—	—	(28)	27,832
APAC	—	7,880	—	96	7,976	—	1,306	27	9,309

Total	$38,727	$7,880	$25	$630	$47,262	$12,785	$1,306	$(1)	$61,352

     Goodwill was acquired during 2008 as a result of the purchase of Superscape and during 2007 as a result of the purchase of MIG (see
Note 2). The adjustment to the APAC goodwill related to additional professional fees incurred during the first quarter of 2008, an adjustment to the opening deferred tax liabilities and adjustments to open accrued liability balances related to the acquisition of MIG.
Note 6 — Commitments and Contingencies
Leases
     The Company leases office space under noncancelable operating facility leases with various expiration dates through July 2013. Rent expense for the three months ended June 30, 2008 and 2007 was $998 and $493, respectively. Rent expense for the six months ended June 30, 2008 and 2007 was $1,948 and $903, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $920 and $571 at June 30, 2008 and December 31, 2007, respectively, and was included within other long-term liabilities.
     At June 30, 2008, future minimum lease payments under noncancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Fiscal Years:	Payments	Income	Payments
2008 (remaining six months)	$2,216	$242	$1,974
2009	3,809	363	3,446
2010	2,636	—	2,636
2011	2,061	—	2,061
2012	1,120	—	1,120
2013 and thereafter	213	—	213

	$12,055	$605	$11,450

Capital Lease
     The Company has one lease that it accounts for as a capital lease. It capitalized a total of $114 as computer equipment under this lease during the year ended December 31, 2005. The Company recorded no capital lease obligations during the years ended December 31, 2006, 2007 or during the three or six months ended June 30, 2008. Accumulated depreciation associated with this capital lease was $104 and $85 at June 30, 2008 and December 31, 2007, respectively.

Minimum Guaranteed Royalties
     The Company has entered into license and development agreements with various owners of brands and other intellectual property so that it could develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of June 30, 2008 were as follows:

Minimum
Guaranteed
Fiscal Year:	Royalties
2008 (remaining six months)	$7,336
2009	6,772
2010	2,246
2011	350
2012	425
2013 and thereafter	—

$17,129

     Commitments in the above table include $11,309 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of June 30, 2008 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
Acquisition Related Commitments
     The Company may be obligated to pay up to an additional $20,000 of consideration to the MIG shareholders, payable up to 30% in the Company’s stock and 70% in cash, and up to $5,000 of bonuses, entirely in the Company’s stock, to two officers of MIG if certain financial milestones are achieved in 2008 (see Note 2).
Indemnification Arrangements
     The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2008 or December 31, 2007.
     In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of June 30, 2008 or December 31, 2007.
Contingencies
     The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or results of operation, and thus no amounts were accrued for these exposures at June 30, 2008.

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
     In conjunction with the Loan, the Company issued to entities affiliated with the lender warrants to purchase 106 shares of Series D Preferred Stock with an exercise price of $9.03 per share and a contractual life of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, term of seven years, risk-free interest rate of 5.1% and dividend yield of 0%. The Company recorded the fair value of the warrants of $607 as a discount to the carrying value of the Loan. Upon repayment of the Loan in March 2007, the remaining unamortized debt discount of $477 was amortized in full to interest expense. These warrants converted into warrants to purchase an equal number of shares of common stock upon the closing of the IPO and remained outstanding at June 30, 2008.
Line of Credit Facility
     In February 2007, the Company entered into an agreement to secure a revolving line of credit that allows the Company to borrow up to $8,000. The facility is restricted to 80% of the Company’s eligible domestic accounts receivable. The line carries an interest rate equal to the prime rate plus 1% and matures in 24 months. Payments on any borrowings would be interest only with any remaining borrowings due at maturity. The line is collateralized by all of the assets of the Company, including intellectual property. The Company is required to maintain a minimum tangible net worth of $3,000. Also, if the Company’s net cash balance, excluding any borrowings under this line of credit, declines below $3,500, then the Company’s accounts receivable must be collected by means of a lock box, the interest rate on any borrowings would be increased to the prime rate plus 2% and the Company would have to pay a one-time fee to the lender of $50. To date, there have been no borrowings under this facility. The Company was in compliance with all covenants as of June 30, 2008.
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
Early Exercise of Options
     Stock options granted under the Company’s stock option plan provide certain director and employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 30 and 50 at June 30, 2008 and December 31, 2007, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity/(deficit). The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. As of June 30, 2008 and December 31, 2007, the Company included cash received for early exercise of options of $29 and $45, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.
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
     Warrants outstanding at June 30, 2008 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
Note 10 — Stock Option and Other Benefit Plans
2001 Stock Plan
     In December 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”), which terminated in March 2007 when the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2001 Plan provides for the granting of stock options to employees, directors, consultants, independent contractors and advisors of the Company. Options granted under the 2001 Plan could be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) could be granted to Company employees, directors, consultants, independent contractors and advisors. As of June 30, 2008, the Company had outstanding options to purchase 663 shares of common stock under the 2001 Plan.
2007 Equity Incentive Plan
     In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Plan. In addition, shares not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan. At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the 2001 Plan that were unissued. The number of shares available for grant and issuance under the 2007 Plan will be increased on January 1 of each of 2008 through 2011, by the lesser of (i) 3% of the number of shares of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares determined by the Board of Directors. As of June 30, 2008, the Company has reserved an aggregate of 3,298 shares of its common stock for issuance under the 2007 Plan.
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
     As of June 30, 2008, 1,215 shares were available for future grants under the 2007 Plan.
2007 Employee Stock Purchase Plan
     In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan). As of June 30, 2008, the Company has reserved an aggregate of 957 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the 2007 Purchase Plan will be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of the 2007 Purchase Plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.
     As of June 30, 2008, 827 shares were available for future grants under the 2007 Purchase Plan.
2008 Equity Inducement Plan
     In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”). The Inducement Plan did not require the approval of the Company’s stockholders. The Company has reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. The Company may only grant NSOs under the Inducement Plan. Grants under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Market on the date of determination. The Inducement Plan does not provide the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses.
     As of June 30, 2008, 133 shares were available for future grants under the 2008 Inducement Plan.

Stock Option Activity
     The following table summarizes the Company’s stock option activity for the six months ended June 30, 2008:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value
Balances, December 31, 2007	817	4,036	$6.75
Additional Authorized	1,471	—	—
Granted	(1,364)	1,364	4.69
Exercised	—	(156)	1.02
Forfeited, cancelled or expired	424	(424)	7.64

Balances, June 30, 2008	1,348	4,820	$6.28	5.92	$2,822
Options vested and expected to vest at June 30, 2008		4,284	$6.25	5.87	$2,741
Options exercisable at June 30, 2008		1,721	$5.57	5.07	$2,257
     The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $4.83 per share as of June 30, 2008. During the six months ended June 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $53. As of June 30, 2008, the Company had $8,575 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, which will be recognized over a weighted average period of 2.85 years. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
     The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.91%	4.77%	2.63%	4.71%
Expected term (years)	4.08	6.08	4.08	6.08
Expected volatility	44.1%	57.5%	44.2%	58.4%
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

     The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Research and development	$174	$259	$250	$354
Sales and marketing	1,303	178	2,605	274
General and administrative	554	571	1,148	987

Total stock-based compensation expense	$2,031	$1,008	$4,003	$1,615

     Consolidated net cash proceeds from option exercises were $158 and $98 for the six months ended June 30, 2008 and 2007, respectively. The Company realized no income tax benefit from stock option exercises during the three months ended June 30, 2008 or 2007. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     During the six months ended June 30, 2007, the Company modified one option agreement. The modifications involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification during the six months ended June 30, 2007. The Company did not have any stock option modifications during the three or six months ended June 30, 2008.
Restricted Stock
     During the six months ended June 30, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vest as to 50% of the shares after six months and thereafter will vest pro rata monthly for the next six months. The Company did not grant any restricted stock during the three or six months ended June 30, 2008.
Note 11 — Income Taxes
     The Company recorded an income tax provision of $213 and $313 for the three months ended June 30, 2008 and 2007, respectively. The Company recorded an income tax provision of $1,343 and $585 for the six months ended June 30, 2008 and 2007, respectively. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on our net operating losses, foreign tax rate differences, and withholding taxes.
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption was $575 and $2,208 as of December 31, 2007 and $2,290 as of June 30, 2008. As of June 30, 2008, approximately $129 of unrecognized tax benefits, if recognized, would impact our effective tax rate. The remaining balance, if recognized, would adjust our goodwill from acquisitions or would adjust our deferred tax assets which are subject to a valuation allowance.
     The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $47 and $73 of interest on uncertain tax positions during the three and six months ended June 30, 2008. As of June 30, 2008, the Company had a liability of $2,923 related to interest and penalties for uncertain tax positions.
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
Note 12 — Segment Reporting
     Statement of Financial Accounting Statements No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision- maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information on a geographic basis, however these aggregate into one operating segment for purposes of allocating resources and evaluating financial performance.

Accordingly, the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.
     The Company generates its revenues in the following geographic regions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
United States of America (USA)	$11,166	$8,750	$20,674	$17,188
United Kingdom	1,364	1,764	2,977	3,449
China	3,254	12	5,043	26
Americas, excluding USA	2,232	1,037	4,086	2,082
EMEA, excluding the United Kingdom	4,877	4,073	9,956	7,524
Other	811	741	1,560	1,807

	$23,704	$16,377	$44,296	$32,076

     The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2008	2007
Americas	$4,183	$1,806
EMEA	1,072	1,146
APAC	962	865

	$6,217	$3,817

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2008. This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;
•	our beliefs regarding trends for our businesses;
•	the assumptions underlying our Critical Accounting Policies and Estimates, including stock volatility and other assumptions used to estimate the fair value of share-based compensation;
•	our expectations regarding the costs and other effects of our acquisitions;
•	our assessments and estimates that determine our effective tax rate and valuation allowance;
•	our expected cash, cash equivalents and short-term investments balance at December 31, 2008;
•	our anticipation that in the future, our primary sources of liquidity will be cash generated from our operating activities;
•	our belief that the international financial institutions that hold our investments are financially sound; and
•	our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditure requirements and similar commitments for at least the next 12 months.
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
     Our MD&A includes the following sections:
•	overview that discusses at a high level our operating results and some of the trends that affect our business;
•	significant changes since our most recent Annual Report on Form 10-K in the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements;
•	the Recent Accounting Pronouncements that apply to us;
•	our Results of Operations, including a more detailed discussion of our revenue and expenses; and
•	Liquidity and Capital Resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

Overview
About Glu Mobile
     Glu Mobile is a leading global publisher of mobile games. We have developed and published a portfolio of casual and traditional games to appeal to a broad cross section of the subscribers served by our wireless carriers and other distributors. We create games and related applications based on third-party licensed brands and other intellectual property, as well as on our own original brands and intellectual property. Our games based on licensed intellectual property include Call of Duty 4, Deer Hunter 2, Diner Dash 2, Sonic the Hedgehog, Transformers, World Series of Poker and Zuma. Our games based on our own intellectual property include Brain Genius, Space Monkey, Stranded and Super K.O. Boxing.
     In March 2008, we acquired Superscape, a global publisher of mobile games, to deepen and broaden our game library, gain access to 3-D game development resources and to augment our internal production and publishing resources with a studio in Moscow, Russia. We paid 10 pence (pound sterling) in cash for each issued share of Superscape for a total purchase price of $38.9 million, consisting of cash consideration of $36.8 and transaction costs of $2.1 million.
     In December 2007, we acquired MIG to accelerate our presence in China, to deepen our relationship with China Mobile, the largest wireless carrier in China, to acquire access and rights to leading franchises for the Chinese market, and to augment our internal production and publishing resources with a studio in China. We purchased all of MIG’s then outstanding shares for a total purchase price of $15.2 million, consisting of cash consideration to MIG shareholders of $14.7 million and transaction costs of $573,000. In addition, subject to MIG’s achieving revenue and operating income milestones for fiscal 2008, we agreed to pay up to $20.0 million in additional consideration to MIG shareholders, payable up to 30% in Glu stock and 70% in cash, and up to $5.0 million of bonuses, payable entirely in stock, to two officers of MIG. Given MIG’s performance during the first six months of fiscal 2008, we expect that we will be required to make these “earnout” payments.
     In March 2007, we completed our initial public offering, or IPO, of common stock in which we sold and issued 7,300,000 shares of common stock at a price of $11.50 per share to the public. We raised a total of $84.0 million in gross proceeds from the IPO, or approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.9 million and other offering costs of $3.3 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15.7 million shares of common stock.
Financial Results and Trends
     Revenues for the three months ended June 30, 2008 were $23.7 million, a 44.7% increase from $16.4 million in the three months ended June 30, 2007. Revenues for the six months ended June 30, 2008 were $44.3 million, a 38.1% increase from $32.1 million in the six months ended June 30, 2007. The revenue growth in both periods was due primarily to revenues from MIG and Superscape in the 2008 periods, for which we recorded no revenues in the comparable 2007 periods. The revenue growth not attributable to the MIG and Superscape acquisitions was primarily attributable to the increase in the numbers of units of games sold. In the three months ended June 30, 2008, two carriers represented 10% or more of revenues, Verizon Wireless (21.9%) and China Mobile (13.7%), and in the three months ended June 30, 2007 only one carrier represented 10% or more of revenues, Verizon Wireless (23.6%). In the six months ended June 30, 2008, two carriers represented 10% or more of revenues, Verizon Wireless (21.2%) and China Mobile (11.3%), and in the six months ended June 30, 2007, two carriers also represented 10% or more of revenues, Verizon Wireless (22.7%) and Vodafone (10.5%). In the six months ended June 30, 2008, no title represented 10% or more of revenues, compared to the six months ended June 30, 2007, in which one title, Monopoly Here & Now, which we no longer distribute, represented 10% or more of revenues. No title represented 10% or more of revenues during the three months ended June 30, 2008 and 2007.
     Our revenue growth rate will continue to depend significantly on continued growth in the mobile game market and our ability to continue to attract new end users in that market, purchases of new mobile handsets, unanticipated governmental activities in certain international markets and the overall strength of the economy, particularly in the U.S. In addition, our revenue growth rate may be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, recently began imposing a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of factors, including our relationships with our carriers and licensors. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property to us and instead license to our competitors or develop and publish their own mobile games or other applications, competing with us in the marketplace. The loss of any key relationships with our carriers or licensors could impact our revenues in the future.

     Our total operating expenses for the three months ended June 30, 2008 were $21.2 million, a 62.8% increase over $13.0 million in the three months ended June 30, 2007. Our total operating expenses for the six months ended June 30, 2008 were $40.1 million, a 68.1% increase over $23.9 million in the six months ended June 30, 2007. The increase in both periods was due primarily to expenses associated with MIG and Superscape (including charges associated with the acquisitions) in the 2008 periods, for which we recorded no expenses in the comparable 2007 periods, and additionally due to increased headcount and related expenses as we added personnel to support our growth. As of June 30, 2008, we had approximately 600 employees. In addition, we expect that our expenses to develop and port games for new mobile platforms will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms.
     Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees.
     Cash, cash equivalents and short-term investments at June 30, 2008 totaled $25.7 million, a decrease of $34.2 million from December 31, 2007, primarily due to cash paid in March 2008 for the Superscape acquisition. Included in our $25.7 million of cash, cash equivalents and short-term investments is $1.5 million of auction-rate securities whose auctions continue to fail and deteriorate in fair value. We expect that our cash, cash equivalents and short-term investments balance at December 31, 2008 will be between $22.0 million and $24.0 million.
Critical Accounting Policies and Estimates
     There have been no significant changes in our Critical Accounting Policies and Estimates during the six months ended June 30, 2008 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Recent Accounting Pronouncements
     Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this quarterly report, which information is incorporated herein by reference.
Results of Operations
Comparison of the Three Months Ended June 30, 2008 and 2007
     Revenues

	Three Months Ended
	June 30,
	2008	2007
	(in thousands)
Revenues	$23,704	$16,377
     Our revenues increased $7.3 million, or 44.7%, from $16.4 million for the three months ended June 30, 2007 to $23.7 million for the three months ended June 30, 2008, due primarily to revenues from MIG and Superscape, our growing catalog of titles and broader distribution reach in our international markets, particularly in China, Latin American and parts of Europe. The increase also resulted from sales of new titles (defined as games that have been in release for twelve months or less) including Call of Duty 4, Diner Dash 2 and Who Wants to be a Millionaire 3. No revenues from MIG or Superscape titles were recorded during the three months ended June 30, 2007 compared to a total of $6.7 million in revenues recorded during the three months ended June 30, 2008. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) increased by $4.9 million, from $7.6 million in the three months ended June 30, 2007 to $12.5 million in the three months ended June 30, 2008. The increase in international revenues was primarily a result of increased sales in China and other developing markets, including Latin America. Additionally, revenues from carriers located in the United States increased $2.4 million from $8.8 million in the three months ended June 30, 2007 to $11.2 million in the three months ended June 30, 2008 primarily as a result of sales from Superscape. Finally, as the result of the transition to accrual accounting for China Mobile, we recognized additional revenues of $697,000 from China Mobile during the June 30, 2008 quarter, which we otherwise would have recognized during the September 30, 2008 quarter.

The year over year increases in revenues were negatively impacted by a decrease in sales of $1.9 million related to Hasbro titles related that we no longer have the rights to distribute.
     Cost of Revenues

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Cost of revenues:
Royalties	$5,633	$4,388
Amortization of intangible assets	3,135	553

Total cost of revenues	$8,768	$4,941

Revenues	$23,704	$16,377

Gross margin	63.0%	69.8%
     Our cost of revenues increased $3.8 million, or 77.5%, from $4.9 million in the three months ended June 30, 2007 to $8.8 million in the three months ended June 30, 2008. The increase resulted from an increase in royalties of $1.2 million and an increase in amortization of acquired intangible assets of $2.6 million due primarily to the amortization of intangible assets acquired in December 2007 from MIG and March 2008 from Superscape. Royalties, including impairment of prepaid royalties and guarantees, increased $1.2 million principally due to the absolute dollar increase in revenues with associated royalties and due to a $234,000 impairment of certain royalty guarantees. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 88.2% in the three months ended June 30, 2007 to 72.4% in the three months ended June 30, 2008, primarily due to sales of games developed by MIG and Superscape based on their respective original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property increased from 30.4% in the three months ended June 30, 2007 to 32.8% in the three months ended June 30, 2008 due to increased sales of titles with higher royalty rates. Although we had an increase in the average royalty rate from branded titles, overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 26.8% to 23.8% due to the increase in revenue from games based on our intellectual property, especially sales of MIG and Superscape titles.
     Gross Margin
     Our gross margin decreased from 69.8% in the three months ended June 30, 2007 to 63.0% in the three months ended June 30, 2008 primarily because of the increase in the amortization of intangible assets.
     Research and Development Expenses

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Research and development expenses	$8,861	$5,577
Percentage of revenues	37.4%	34.1%
     Our research and development expenses increased $3.3 million, or 58.9%, from $5.6 million in the three months ended June 30, 2007 to $8.9 million in the three months ended June 30, 2008. The increase in research and development costs was primarily due to increases in salaries and benefits of $2.1 million, facility and overhead costs to support our increased headcount of $758,000, outside services costs for porting and external development of $200,000, and travel and entertainment costs to manage our international studios of $174,000.
     Research and development staff increased by 261 employees to a total of 444 at June 30, 2008 as compared to the same period in 2007, and salaries and benefits increased as a result. This growth in headcount was due primarily to the opening of our development studio in Beijing, China during 2007, the addition of a studio in Hefei, China as result of the MIG acquisition and the addition of the development studio in Moscow, Russia as a result of the Superscape acquisition. Research and development expenses included $259,000 of stock-based compensation expense in the three months ended June 30, 2007 and $174,000 in the three months ended June 30, 2008. As a percentage of revenues, research and development expenses increased from 34.1% in the three months ended June 30, 2007 to 37.4% in the three months ended June 30, 2008 due to the increase in headcount resulting from the addition of the China and Russia studios.

     Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Sales and marketing expenses	$6,042	$3,131
Percentage of revenues	25.5%	19.1%
     Our sales and marketing expenses increased $2.9 million, or 93.0%, from $3.1 million in the three months ended June 30, 2007 to $6.0 million in the three months ended June 30, 2008. The increase was primarily due to an increase in salaries and benefits of $844,000, as we grew our sales and marketing headcount from 49 at June 30, 2007 to 76 at June 30, 2008, a $1.1 million increase in stock-based compensation due primarily to the quarterly accrual related to the MIG stock-based compensation earnout, a $622,000 increase due to the quarterly cash-based component of the MIG earnout and a $198,000 increase in allocated facility costs to support our increased headcount. We recorded the stock and cash-based compensation related to the MIG earnout, as we believe the financial metrics stipulated in the purchase agreement will be attained given the current quarter’s performance. We increased staffing and marketing program spending to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. As a percentage of revenues, sales and marketing expenses increased from 19.1% in the three months ended June 30, 2007 to 25.5% in the three months ended June 30, 2008 primarily due to the accrual of the MIG cash and stock-based earnout. Sales and marketing expenses included $178,000 of stock-based compensation expense in the three months ended June 30, 2007 and $1.3 million in the three months ended June 30, 2008.
     General and Administrative Expenses

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
General and administrative expenses	$6,096	$4,263
Percentage of revenues	25.7%	26.0%
     Our general and administrative expenses increased $1.8 million, or 43.0%, from $4.3 million in the three months ended June 30, 2007 to $6.1 million in the three months ended June 30, 2008. The increase in general and administrative expenses was primarily the result of a $782,000 increase in professional fees for our implementation of Section 404 under Sarbanes-Oxley and for various recruiting services, a $419,000 increase in salaries and benefits, a $321,000 increase in business and franchise taxes related to our expanded operations in Brazil and China and an increase in facility and overhead costs of $160,000 to support our increased headcount. We increased our general and administrative headcount from 49 at June 30, 2007 to 84 at June 30, 2008. As a percentage of revenues, general and administrative expenses decreased slightly from 26.0% in the three months ended June 30, 2007 to 25.7% in the three months ended June 30, 2008 as a result of increased revenues. General and administrative expenses included $571,000 of stock-based compensation expense in the three months ended June 30, 2007 and $554,000 in the three months ended June 30, 2008. We expect to incur additional general and administrative expenses in 2008 as we comply with Section 404 of the Sarbanes-Oxley Act.
     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $67,000 in the three months ended June 30, 2007 and $69,000 in the three months ended June 30, 2008.
     Our acquired in-process research and development increased from zero in the three months ended June 30, 2007 to $71,000 in the three months ended June 30, 2008. The IPR&D charge recorded in 2008 was related to the development of new games by Superscape. The IPR&D charge recorded in 2008 related to the in-process development of new 2D and 3D games by Superscape at the date of acquisition. We determined the value of acquired IPR&D using a discounted-cash flows approach and a discount rate of 20%. This rate took into account the percentage of completion of the development effort for each title and the risks associated with our developing technology given changes in trends and technology in our industry. Revenues from these titles will be generated in the months subsequent to their completion in the third and fourth quarters of 2008.

     Our restructuring charge increased from zero during the three months ended June 30, 2007 to $86,000 during the three months ended June 30, 2008 as we undertook activities to terminate a small number of employees in our Hong Kong office. The resulting restructuring charge principally consisted of costs associated with employee termination benefits that will be paid in the third quarter of 2008.
     Other Expenses
     Interest and other income/(expense), net, decreased from a net income of $1.0 million during the three months ended June 30, 2007 to a net expense of $94,000 in the three months ended June 30, 2008. This change was primarily due to a decrease in interest income of $770,000 resulting from lower cash balances as a result of the MIG and Superscape acquisitions and a write-down of our two remaining failed auction-rate securities of $235,000. We expect interest income to decrease in 2008 as a result of lower cash balances due to our use of cash for our acquisitions of MIG and Superscape and the lower interest rates we expect on our investments.
     Income Tax Provision
     Income tax provision decreased from $313,000 in the three months ended Junes 30, 2007 to $213,000 in the three months ended June 30, 2008 primarily as a result of decreased taxes on income in certain foreign entities.
Comparison of the Six Months Ended June 30, 2008 and 2007
     Revenues

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Revenues	$44,296	$32,076
     Our revenues increased $12.2 million, or 38.1%, from $32.1 million for the six months ended June 30, 2007 to $44.3 million for the six months ended June 30, 2008, due primarily to revenues from MIG and Superscape, our growing catalog of titles, broader international distribution reach and increased unit sales of our games. No revenues from MIG or Superscape titles were recorded during the six months ended June 30, 2007 compared to $9.3 million recorded during the six months ended June 30, 2008. The increase also resulted from sales of new titles, defined as games that have been in release for less than twelve months or less, including Call of Duty 4, Diner Dash 2 and Who Wants to be a Millionaire 3. International revenues increased $8.7 million from $14.9 million in the six months ended June 30, 2007 to $23.6 million in the six months ended June 30, 2008, primarily as a result of increased sales in APAC and other developing markets, including Latin America.
     Cost of Revenues

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cost of revenues:
Royalties	$11,123	$8,681
Amortization of intangible assets	4,842	1,106

Total cost of revenues	$15,965	$9,787

Revenues	$44,296	$32,076

Gross margin	64.0%	69.5%
     Our cost of revenues increased $6.2 million, or 63.1%, from $9.8 million in the six months ended June 30, 2007 to $16.0 million in the six months ended June 30, 2008. The increase resulted primarily from an increase in royalties and amortization of acquired intangible assets. Royalties, including impairment of prepaid royalties and guarantees, increased $2.4 million principally due to an increase in the absolute dollar of revenues with associated royalties. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 87.0% in the six months ended June 30, 2007 to 76.1% in the six months ended

June 30, 2008 primarily due to the sales of games developed by MIG and Superscape based on their respective intellectual property. The average royalty rate that we paid on games based on licensed intellectual property increased from 30.8% in the six months ended June 30, 2007 to 33.0% in the six months ended June 30, 2008. Although we had an increase in the average royalty rate from branded titles, overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 27.1% to 25.1% due to the increase in revenue from games based on our intellectual property, especially sales of MIG and Superscape titles. Amortization of intangible assets increased by $3.7 million due primarily to the amortization of intangible assets acquired from MIG and Superscape.
     Gross Margin
     Our gross margin decreased from 69.5% in the six months ended June 30, 2007 to 64.0% in the six months ended June 30, 2008 primarily because of the increase in the amortization of intangible assets.
     Research and Development Expenses

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Research and development expenses	$15,381	$10,290
Percentage of revenues	34.7%	32.1%
     Our research and development expenses increased $5.1 million, or 49.5%, from $10.3 million in the six months ended June 30, 2007 to $15.4 million in the six months ended June 30, 2008. The increase in research and development costs was primarily due to increases in salaries and benefits of $3.2 million, facility and overhead costs to support the increased headcount of $1.4 million, outside services costs for porting and external development of $384,000 and travel and entertainment costs to manage our international studios of $230,000, offset by a decrease in stock-based compensation of $104,000.
     Research and development staff increased by 261 employees through June 30, 2008 as compared to the same period in 2007 and salaries and benefits increased as a result. This growth in headcount was due primarily to the opening of our development studio in Beijing, China during 2007, the addition of a studio in Hefei, China as result of the MIG acquisition and the addition of the development studio in Moscow, Russia as a result of the Superscape acquisition. Research and development expenses included $354,000 of stock-based compensation expense in the six months ended June 30, 2007 and $250,000 in the six months ended June 30, 2008. As a percentage of revenues, research and development expenses increased from 32.1% in the six months ended June 30, 2007 to 34.7% in the six months ended June 30, 2008 due to the increase in headcount resulting from the addition of the China and Russia studios.
     Sales and Marketing Expenses

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Sales and marketing expenses	$11,824	$6,206
Percentage of revenues	26.7%	19.3%
     Our sales and marketing expenses increased $5.6 million, or 90.5%, from $6.2 million in the six months ended June 30, 2007 to $11.8 million in the six months ended June 30, 2008. The increase was primarily due to an increase in salaries and benefits of $1.6 million as we grew our sales and marketing headcount from 49 at June 30, 2007 to 76 at June 30, 2008, a $2.3 million increase in stock-based compensation due primarily to the quarterly accrual related to the MIG stock-based compensation earnout, $1.2 million increase due to the quarterly cash-based component of the MIG earnout and a $464,000 increase in allocated facility costs to support our increased headcount. We recorded the stock and cash-based compensation related to the MIG earnout as we believe the financial metrics stipulated in the purchase agreement will be attained given the current quarter’s performance. We increased staffing and marketing program spending to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. Aside from the increase in headcount in our sales and marketing functions, the increase in salaries and benefits cost was due to an increase in variable compensation of $215,000, primarily an increase in commissions and bonuses paid to our sales employees as a result of higher revenues. As a percentage of revenues, sales and marketing expenses increased from 19.3% in the six months ended June 30, 2007 to 26.7% in the six months ended June 30, 2008 primarily due to the accrual of the MIG cash and stock-based earnout. Sales and marketing expenses included $274,000 of stock-based compensation expense in the six months ended June 30, 2007 and $2.6 million in the six months ended June 30, 2008.
     General and Administrative Expenses

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
General and administrative expenses	$11,491	$8,273
Percentage of revenues	25.9%	25.8%
     Our general and administrative expenses increased $3.2 million, or 38.9%, from $8.3 million in the six months ended June 30, 2007 to $11.5 million in the six months ended June 30, 2008. The increase in general and administrative expenses was primarily the result of a $1.1 million increase in professional fees related to our accounting and tax integration of MIG and Superscape, implementation of Section 404 under Sarbanes-Oxley and for recruiting services, a $645,000 increase in salaries and benefits, a $565,000 increase in business and franchise taxes related to our expanded operations in Brazil and China, an increase in facility and overhead costs of $419,000 to support our increased headcount, a $161,000 increase in stock-based compensation expense and a $142,000 increase in director and officer liability insurance. We also increased our general and administrative headcount from 49 at June 30, 2007 to 84 at June 30, 2008. As a percentage of revenues, general and administrative expenses increased slightly from 25.8% in the six months ended June 30, 2007 to 25.9% in the six months ended June 30, 2008. General and administrative expenses included $987,000 of stock-based compensation expense in the six months ended June 30, 2007 and $1.1 million in the six months ended June 30, 2008. We expect to incur additional general and administrative expenses in 2008 as we comply with Section 404 of the Sarbanes-Oxley Act.
     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $133,000 in the six months ended June 30, 2007 and $137,000 in the six months ended June 30, 2008.
     Our acquired in-process research and development increased from zero in the six months ended June 30, 2007 to $1.1 million in the six months ended June 30, 2008. The IPR&D charge recorded in 2008 was related to the development of new games by Superscape, as described above in the comparison of other operating expenses for the June 30, 2007 and 2008 quarters.
     Our restructuring charge increased from zero during the six months ended June 30, 2007 to $161,000 during the six months ended June 30, 2008 as we undertook activities to terminate a small number of employees in our Hong Kong office and relocate our France operations from Nice to Paris. The resulting restructuring charges principally consisted of costs associated with employee termination benefits that were or will be paid in the second and third quarters of 2008.
     Our gain on sale of assets decreased from $1.0 million during the six months ended June 30, 2007 to zero during the six months ended June 30, 2008 due to the sale of ProvisionX software to a third party in February 2007. Under the terms of the agreement, we will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following the sale, by the third party.
     Other Expenses
     Interest and other income/(expense), net, increased from a net income of $496,000 during the six months ended June 30, 2007 to a net income of $515,000 in the six months ended June 30, 2008. This change was primarily due to a decrease in interest expense of $835,000 and an increase in foreign currency gains of $35,000 and gains on the sale of fixed assets of $37,000, offset by a decrease in interest income of $408,000 due to lower cash balances resulting from our acquisitions of MIG and Superscape and by additional write-downs of our two remaining failed auction-rate securities of $470,000. We expect interest income to decrease in 2008 as a result of lower cash balances due to our use of cash for our acquisitions of MIG and Superscape and the lower interest rates we expect on our investments.

     Income Tax Provision
     Income tax provision increased from $585,000 in the six months ended June 30, 2007 to $1.3 million in the six months ended June 30, 2008 primarily as a result of increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements and taxes on income in certain foreign entities.
Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$3,357	$1,302
Depreciation and amortization	6,411	2,165
Cash flows provided by operating activities	99	14
Cash flows provided used in investing activities	(34,058)	(53,412)
Cash flows provided by financing activities	259	62,802
     Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $65.0 million and $52.4 million as of June 30, 2008 and December 31, 2007, respectively. Our primary sources of liquidity have historically been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million. In the quarter ended March 31, 2007, we raised $74.8 million of proceeds, net of underwriting discounts and estimated expenses, in our IPO. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Operating Activities
     In the six months ended June 30, 2008, net cash provided by operating activities was $99,000 as compared to cash provided by operating activities of $14,000 in the six months ended June 30, 2007. This change was primarily due to decreases in accounts receivable of $1.3 million and increases in other long-term liabilities of $1.7 million and accrued compensation of $1.2 million offset by an increase of $1.9 million in prepaid royalties and decreases of $543,000 in accounts payable and $1.6 million in accrued restructuring primarily related to Superscape employee termination payments.
     We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash used in operating activities.
Investing Activities
     In the six months ended June 30, 2008 we used $34.1 million of cash for investing activities. This net cash usage resulted from the acquisition of Superscape net of cash acquired, of $30.0 million, additional cash payments of $693,000 for professional fees related to the acquisition of MIG and purchases of property and equipment of $3.4 million primarily related to moving our corporate headquarters.
     In the six months ended June 30, 2007 we used $53.4 million of cash for investing activities. This cash usage resulted from net purchases of short-term investments of $53.2 million and the purchase of property and equipment of $1.3 million offset by $1.0 million of proceeds from the sale of assets.
Financing Activities
     In the six months ended June 30, 2008, net cash provided by financing activities was $259,000, substantially all of which came from the proceeds from the exercise of stock options and warrants.
     In the six months ended June 30, 2007, our financing activities provided $62.8 million of cash primarily from $74.8 million of IPO proceeds net of underwriters’ fees and offering costs offset by $12.0 million to pay off an outstanding loan.

Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments
     Our cash, cash equivalents and short-term investments were $25.7 million as of June 30, 2008. We believe that our cash, cash equivalents and short-term investments and any cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to draw down on our $8.0 million credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current material understandings, commitments or agreements with respect to any acquisitions.
Contractual Obligations
     The following table is a summary of our contractual obligations as of June 30, 2008:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations, net of sublease income	$12,055	$2,216	$6,445	$3,394	$—
Guaranteed royalties(1)	17,129	7,336	9,018	775	—
FIN 48 obligations, including interest and penalties(2)	4,294	—	—	—	4,294

Total	$33,478	$9,552	$15,463	$4,169	$4,294

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Some of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Certain of these minimum payments totaling $11.3 million have been recorded as liabilities on our consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)	As of June 30, 2008, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on our consolidated balance sheet. As of June 30, 2008, the settlement of our income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.
     Additionally, we may be obligated to pay up to $20.0 million of additional consideration to the MIG shareholders, payable up to 30% in Glu stock and 70% in cash, and up to $5.0 million of bonuses, payable entirely in Glu stock, to two officers of MIG if certain financial milestones are achieved in 2008.
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
     As of June 30, 2008, we had $2.8 million of principal invested in auction-rate securities, all of which were rated AAA at the time of purchase but were downgraded to A in July 2008. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, 28, or 35 days; every six months; etc.), based on market demand for a reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. The monthly auctions historically have provided a liquid market for these securities. Following a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.
     Given the current negative liquidity conditions in the global credit and capital markets, the auction-rate securities held by us at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The underlying assets of our auction-rate securities are corporate bonds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. For example, in the fourth quarter of 2007, we recorded a pre-tax impairment charge of $806,000, and during the six months ended June 30, 2008, we recorded an additional pre-tax impairment charge of $470,000 reflecting the decrease in estimated value of our auction-rate securities as of June 30, 2008 that were determined to be other-than-temporary as a result of two failed auctions.
     As of June 30, 2008, the contractual maturities of our remaining two auction-rate securities were 2017. Although we may not have the ability to liquidate these investments within one year of the balance sheet date, we may need to sell the securities within the next year to fund operations. Accordingly, the investments were classified as current assets on the consolidated balance sheets.
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
     As of June 30, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Chile, China, France, Germany, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Also, there are currency and other regulations that may restrict our ability to transfer cash held in international financial institutions for use in other operations; compliance with these requirements may not be achieved quickly and may also result in measurable costs.
     Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of June 30, 2008, Verizon Wireless accounted for 24.5% of our total accounts receivable, and no other carrier represented more than 10% of our total accounts receivable. As of December 31, 2007, Verizon Wireless accounted for 23.5% of our total accounts receivable, and no other carrier represented more than 10% of our total accounts receivable.
Foreign Currency Exchange Risk
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to establish and maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.
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
     We have incurred significant losses since inception, including a net loss of $17.9 million in 2005, a net loss of $12.3 million in 2006 and a net loss of $3.3 million in 2007. As of December 31, 2007 we had an accumulated deficit of $52.4 million, which increased to $65.0 million as of June 30, 2008. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new games including for new platforms, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in recent periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.
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
     In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new mobile games released by us and our competitors;

•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and games released in prior periods;

•	changes in prominence of deck placement for our leading games and those of our competitors;

•	the strength in demand for new mobile devices;

•	the expiration of existing content licenses for particular games;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in pricing policies by our carriers related to downloading content, such as our games and other content;

•	changes in the mix of original and licensed games, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the timeliness of reporting from carriers;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile games and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.
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
     Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Further, one of our principal overseas operations is based in London, a city that, similar to our headquarters region, has a high cost of living and consequently high compensation standards. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.
     Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated or depreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition would be harmed.
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
     International sales represented approximately 44.8% and 46.2% of our revenues in 2006 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, opened our Hong Kong office in July 2005 (which in the second quarter of 2008 we implemented a plan to close following our acquisition of MIG and its operations in Beijing), expanded our presence in the European market with our acquisition of iFone in March 2006, opened an office in France in the third quarter of 2006, opened additional offices in Brazil and Germany in the fourth quarter of 2006, opened additional offices in China, Italy and Spain in the second quarter of 2007, opened an office in Chile in the fourth quarter of 2007, acquired China-based MIG in December 2007, opened an office in Sweden in the first quarter of 2008, acquired Superscape, which has a significant presence in Russia, in March 2008, opened an office in Mexico in the second quarter of 2008 and opened an office in Australia in July 2008. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:
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
     Our business depends, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, certain companies have recently launched, or announced plans to launch, new mobile handsets or mobile platforms, including Apple (iPhone), Google (Android), and Nokia (nGage). We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, or if we miss the key holiday selling period, either because the introduction of a new handset is delayed or we do not deploy our games in time for the holiday selling season, our revenues would likely decline and our business, operating results and financial condition would likely suffer.
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
     Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, we anticipate that in the future we will be required to port existing and new games to a broader array of handsets. If we utilize more labor intensive porting processes, our margins could be significantly reduced and it might take us longer to port games to an equivalent number of handsets. For example, we expect the time to develop and port games to some of the new advanced mobile handsets, including the iPhone, to be longer than developing and porting for games for traditional mobile phones. This, in turn, could harm our business, operating results and financial condition.
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
     As of June 30, 2008, we had $25.7 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in money market funds and auction-rate securities. These investments are denominated in U.S. dollars.
     As of June 30, 2008, we had $2.8 million of principal invested in auction rate securities, all of which were rated AAA at the time of purchase but were downgraded to A in July 2008. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, 28, or 35 days; every six months; etc.), based on market demand for a reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. The monthly auctions historically have provided a liquid market for these securities. Following a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

     Given the current negative liquidity conditions in the global credit and capital markets, the auction-rate securities held by us at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The underlying assets of our auction-rate securities are corporate bonds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. For example, in the fourth quarter of 2007, we recorded a pre-tax impairment charge of $806,000, in the first quarter of 2008, we recorded an additional pre-tax impairment of $235,000 and in the second quarter of 2008, we recorded an additional pre-tax impairment of $235,000 reflecting the decrease in estimated value of our auction-rate securities as of June 30, 2008 that were determined to be other-than-temporary as a result of two failed auctions.
     As of June 30, 2008, the contractual maturities of the remaining two auction-rate securities were 2017. Although we may not have the ability to liquidate these investments within one year of the balance sheet date, we may need to sell the securities within the next year to fund operations. Accordingly, the investments are classified as short-term investments on the June 30, 2008 and December 31, 2007 consolidated balance sheets. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value and our current carrying value.
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments and auction rate securities is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Recent events in the sub-prime mortgage market and with auction rate securities could negatively impact our return on investment for these debt securities and thereby reduce the amount of cash and cash equivalents and investments on our balance sheet.
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
     Wireless network and mobile handset technologies are undergoing rapid innovation. New handsets with more advanced processors and supporting advanced programming languages continue to be introduced. In addition, networks that enable enhanced features, such as multiplayer technology, are being developed and deployed. We have no control over the demand for, or success of, these products or technologies. The development of new, technologically advanced games to match the advancements in handset technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. If we fail to anticipate and adapt to these and other technological changes, the available channels for our games may be limited and our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop mobile games to accommodate evolving industry standards and improve the performance and reliability of our games, without substantially increasing our development and porting costs. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our games.
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
     To reach large numbers of wireless subscribers, mobile entertainment publishers like us must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature rich games, we anticipate that our per-game development and porting costs will increase, which could increase the risks associated with the failure of any one game and could materially harm our operating results and financial condition.
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
     Not applicable.
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
     The net proceeds of our IPO were $74.8 million. Through June 30, 2008, we used approximately $12.0 million of the net proceeds to repay in full the principal and accrued interest on an outstanding loan and $14.7 million of the net proceeds for the acquisition of MIG. We used approximately $34.5 million of the net proceeds for the acquisition of Superscape upon declaring the tender offer wholly unconditional and paid an additional $2.3 million for the remaining Superscape shares outstanding in May 2008. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on June 3, 2008. At the meeting, our stockholders voted on the two proposals described below. All three of our board nominees were elected under Proposal No. 1, and Proposal No. 2 (ratification of our independent registered public accounting firm) was approved. Our stockholders voted as follows:
     Proposal No. 1: The election of three Class I directors to serve on our board of directors, each to serve until our annual meeting of stockholders to be held in 2011 and until his or her successor is elected and qualified, or until his or her death, resignation or removal:

Nominee	For	Withheld
Richard A. Moran	22,462,951	366,407
Hany M. Nada	22,665,333	164,025
Ellen Siminoff	22,646,555	182,803
     In addition, the following directors’ term of office continued after the annual meeting: L. Gregory Ballard, Ann Mather, William J. Miller, A. Brooke Seawell and Daniel L. Skaff. Ms. Mather and Mr. Skaff are Class II directors, whose term of office will expire at our annual meeting of stockholders to be held in 2009. Messrs. Ballard, Miller and Seawell are Class III directors, whose term of office will expire at our annual meeting of stockholders to be held in 2010.
     Proposal No. 2: Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
22,798,748	29,418	1,192	0
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
     The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLU MOBILE INC.
Date: August 14, 2008	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.01#	Summary of Glu Mobile Inc. Non-Employee Director Compensation Program, as adopted on October 13, 2006.

10.02#	Amended and Restated Glu Mobile Inc. 2007 Employee Stock Purchase Plan, as amended on April 20, 2007.

10.03#	Executive Bonus Plan, as amended on April 9, 2008.

10.04#	Interim CFO Retention Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of May 9, 2008.

10.05#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

#	Indicates a management contract or compensatory plan or arrangement.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile specifically incorporates it by reference.