Form 10-Q
period 2008-09-30
GLU MOBILE INC
filed 2008-11-14
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 001-33368
Glu Mobile Inc.
(Exact name of the Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2143667 (I.R.S. Employer Identification No.)
2207 Bridgepointe Parkway, Suite 250
San Mateo, California 94404
(Address of Principal Executive Offices, including Zip Code)
(650) 532-2400
(Registrant’s Telephone number, including Area Code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2008: 29,585,125 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,895	$57,816
Short-term investments	842	1,994
Accounts receivable, net of allowance of $486 and $368 at September 30, 2008 and December 31, 2007, respectively	21,248	18,369
Prepaid royalties	15,157	10,643
Prepaid expenses and other	2,840	2,589

Total current assets	59,982	91,411
Property and equipment, net	5,882	3,817
Prepaid royalties	6,649	2,825
Other long-term assets	1,090	1,593
Intangible assets, net	23,814	14,597
Goodwill	12,459	47,262

Total assets	$109,876	$161,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,222	$6,427
Accrued liabilities	766	217
Accrued compensation	3,592	2,322
Accrued royalties	16,995	12,759
Deferred revenues	669	640
Accrued restructuring charges	1,024	—

Total current liabilities	29,268	22,365
Other long-term liabilities	14,871	9,679

Total liabilities	44,139	32,044

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at September 30, 2008 and December 31, 2007; 29,613 and 29,023 shares issued and outstanding at September 30, 2008 and December 31, 2007	3	3
Additional paid-in capital	187,235	179,924
Deferred stock-based compensation	(30)	(113)
Accumulated other comprehensive income	431	2,080
Accumulated deficit	(121,902)	(52,433)

Total stockholders’ equity	65,737	129,461

Total liabilities and stockholders’ equity	$109,876	$161,505

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$23,894	$16,651	$68,190	$48,727
Cost of revenues:
Royalties	5,753	4,587	16,642	13,267
Impairment of prepaid royalties and guarantees	1,921	—	2,155	—
Amortization of intangible assets	3,247	483	8,089	1,589

Total cost of revenues	10,921	5,070	26,886	14,856

Gross profit	12,973	11,581	41,304	33,871

Operating expenses:
Research and development	9,223	5,863	24,604	16,153
Sales and marketing	6,004	3,326	17,828	9,532
General and administrative	5,085	4,149	16,576	12,422
Amortization of intangible assets	67	67	204	200
Acquired in-process research and development	—	—	1,110	—
Impairment of goodwill	46,618	—	46,618	—
Restructuring charge	126	—	287	—
Gain on sale of assets	—	—	—	(1,040)

Total operating expenses	67,123	13,405	107,227	37,267

Loss from operations	(54,150)	(1,824)	(65,923)	(3,396)
Interest and other income/(expense), net:
Interest income	127	956	844	2,081
Interest expense	(30)	(14)	(50)	(871)
Other income/(expense), net	(1,991)	357	(2,172)	584

Interest and other income/(expense), net	(1,894)	1,299	(1,378)	1,794

Loss before income taxes and minority interest	(56,044)	(525)	(67,301)	(1,602)
Income tax provision	(822)	(228)	(2,165)	(813)
Minority interest in consolidated subsidiaries	—	—	(3)	—

Net loss	(56,866)	(753)	(69,469)	(2,415)
Accretion to preferred stock	—	—	—	(17)
Deemed dividend	—	—	—	(3,130)

Net loss attributable to common stockholders	$(56,866)	$(753)	$(69,469)	$(5,562)

Net loss per share attributable to common stockholders – basic and diluted:
Net loss	$(1.93)	$(0.03)	$(2.37)	$(0.11)
Accretion to preferred stock	—	—	—	—
Deemed dividend	—	—	—	(0.15)

Net loss per share attributable to common stockholders – basic and diluted	$(1.93)	$(0.03)	$(2.37)	$(0.26)

Weighted average common shares outstanding – basic and diluted	29,470	28,788	29,311	21,398

Stock-based compensation expense included in:
Research and development	$261	$310	$511	$665
Sales and marketing	1,298	224	3,903	498
General and administrative	569	626	1,716	1,613
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(69,469)	$(2,415)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and accretion	2,107	1,518
Amortization of intangible assets	8,293	1,787
Stock-based compensation expense	6,130	2,776
Change in carrying value of preferred stock warrant liability	—	10
Amortization of value of warrants issued in connection with loan	—	477
Amortization of loan agreement costs	47	91
Non-cash foreign currency translation (gain)/loss	917	(574)
Acquired in-process research and development	1,110	—
Impairment of goodwill	46,618	—
Impairment of prepaid royalties and guarantees	2,155	—
Impairment of auction-rate securities	1,152	—
Gain on sale of assets	—	(1,040)
Changes in allowance for doubtful accounts	118	46
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase)/decrease in accounts receivable	1,001	(1,584)
Increase in prepaid royalties	(5,696)	(776)
(Increase)/decrease in prepaid expenses and other assets	268	(1,525)
Increase/(decrease) in accounts payable	(2,615)	2,424
Increase/(decrease) in other accrued liabilities	1,434	(800)
Increase/(decrease) in accrued compensation	1,011	(215)
Increase/(decrease) in accrued royalties	2,496	(245)
Increase/(decrease) in deferred revenues	73	(9)
Decrease in accrued restructuring charges	(2,630)	(36)
Increase in other long-term liabilities	2,263	393

Net cash provided by/(used in) operating activities	(3,217)	303

Cash flows from investing activities:
Purchase of short-term investments	—	(73,600)
Sale of short-term investments	—	79,550
Purchase of property and equipment	(3,691)	(2,142)
Proceeds from sale of assets, net of selling costs	—	1,040
Acquisition of MIG, net of cash acquired	(693)	—
Acquisition of Superscape, net of cash acquired	(30,008)	—

Net cash provided by/(used in) investing activities	(34,392)	4,848

Cash flows from financing activities:
Proceeds from IPO shares, net of issuance costs	—	74,758
Proceeds from exercise of stock options	231	151
Proceeds from exercise of stock warrants	101	—
Debt payments	—	(12,060)

Net cash provided by financing activities	332	62,849

Effect of exchange rate changes on cash	(644)	165
Net increase/(decrease) in cash and cash equivalents	(37,921)	68,165
Cash and cash equivalents at beginning of period	57,816	3,823

Cash and cash equivalents at end of period	$19,895	$71,988

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
     In connection with its IPO, in March 2007, the Company affected a 1-for-3 reverse stock split of its outstanding capital stock and derivative securities. All share numbers and exercise prices in these financial statements give effect to the reverse stock split.
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, File Number 001-33368, filed with the Securities and Exchange Commission on March 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2008 and its results of operations for the three and nine months ended September 30, 2008 and 2007, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of September 30, 2008 has been derived from the unaudited condensed consolidated financial statements as of that date.
      The Company’s cash, cash equivalents and short-term investments were $20,737 as of September 30, 2008. The Company expects its cash, cash equivalents and short-term investments to be approximately $17,000 at December 31, 2008. During the nine months ended September 30, 2008, the Company used $3,217 of cash for operations. There can be no assurances that the Company will be able to generate positive operating cash flows during the fourth quarter of 2008, during 2009 or beyond. Accordingly, it expects to continue to fund its operations and satisfy its contractual obligations for the remainder of 2008 and 2009 primarily through its cash, cash equivalents and short-term investments. The Company believes its cash, cash equivalents and short-term investments, including cash flows from operations, will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, its cash requirements for the next 12 months may be greater than it anticipates due to, among other reasons, lower than expected cash generated from operating activities, including revenues that are lower than it currently anticipates, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries and its inability to issue shares (rather than pay cash) if it is required to seek, but does not receive, stockholder approval for the equity components of the MIG payments described in Note 2.
     If future circumstances develop that are materially different from the Company’s current expectations, the audit report for the year ended December 31, 2008 may include an explanatory paragraph regarding the Company’s ability to continue as a going concern.
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
     The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, these securities are reported at fair value with any temporary changes in market value reported as a part of comprehensive income/(loss). No unrealized gains or losses related to temporary changes in market value were recognized during the three or nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, the Company recorded an unrealized loss of $259 in other comprehensive income/(loss) as the decline in fair value of its failed auction rate securities was initially determined to be temporary.

     The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company recorded an impairment of $682 and $1,152 during the three and nine months ended September 30, 2008, respectively, due to a decline in fair value of two failed auctions that was determined to be other-than-temporary. The impairment analysis was based on quantitative and qualitative assumptions and estimates using valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, the ratings of the underlying securities, the Company’s intent to continue to hold these securities and further deterioration in the auction-rate securities market. No realized gains or losses were recognized during the three or nine months ended September 30, 2007.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable.
     The Company derives its accounts receivable from revenues earned from customers located in the U.S. and other locations outside of the U.S. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectibility on a monthly basis and all other balances quarterly. The Company charges off accounts receivable balances against the allowance when it determines that the amount will not be recovered.
     The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Verizon Wireless	21.0%	23.6%	21.1%	23.3%
     At September 30, 2008, Verizon Wireless accounted for 22.8% of total accounts receivable. At December 31, 2007, Verizon Wireless accounted for 23.5% of total accounts receivable. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.
     The following table summarizes the revenues from specific titles in excess of 10% of the Company’s revenues:

	Nine Months Ended
	September 30,
	2008	2007
Monopoly Here & Now	*	10.1%

*	Revenues from the title were less than 10% during the period.
     No title represented 10% of the Company’s revenues during the three months ended September 30, 2008 and 2007.
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
     The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. Effective January 1, 2006, the Company adopted FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The Company has recorded a minimum guaranteed liability of approximately $13,683 and $7,876 as of September 30, 2008 and December 31, 2007, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

     Each quarter, the Company evaluates the realization of its prepaid royalties, as well as any guarantees not yet paid, to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded an impairment charge of $1,921 and $2,155 during the three and nine months ended September 30, 2008, respectively, primarily due to reduced revenue forecasts for two of its distribution arrangements. However, the Company recorded no such impairment charges during the three and nine months ended September 30, 2007, respectively.
Comprehensive Loss
     Comprehensive loss consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) includes foreign currency translation adjustments and unrealized losses on available-for-sale securities. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss, as reported	$(56,866)	$(753)	$(69,469)	$(2,415)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(2,507)	504	(1,649)	1,025
Unrealized loss on investments, net of tax	—	(259)	—	(259)

Comprehensive loss	$(59,373)	$(508)	$(71,118)	$(1,649)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss attributable to common stockholders	$(56,866)	$(753)	$(69,469)	$(5,562)

Basic and diluted shares:
Weighted average common shares outstanding	29,472	28,863	29,337	21,487
Weighted average unvested common shares subject to repurchase	(2)	(75)	(26)	(89)

Weighted average shares used to compute basic and diluted net loss per share	29,470	28,788	29,311	21,398

Net loss per share attributable to common stockholders — basic and diluted	$(1.93)	$(0.03)	$(2.37)	$(0.26)

     The following weighted average options, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Convertible preferred stock	—	—	—	4,936
Warrants to purchase common stock	106	204	122	221
Unvested common shares subject to repurchase	2	75	26	89
Options to purchase common stock	4,618	3,570	4,465	3,370

	4,726	3,849	4,613	8,616

Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“FAS 157”). In February 2008, the FASB issued a staff position, FSP No. 157-2, that delays the effective date of FAS 157 for all non-financial assets and liabilities except for those recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
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
     The adoption of FAS 157 requires additional disclosures of assets and liabilities measured at fair value (see Note 3); it did not have a material impact on the Company’s consolidated results of operations and financial condition.
     Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under FAS 159 as this Statement is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“FAS 141R”) which replaces SFAS No. 141, Business Combinations (“FAS 141”) and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its results of operations and financial position.
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

     The Company has recorded an estimate for costs to terminate some activities associated with the Superscape operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $3,564 principally related to the termination of 29 Superscape employees of $2,277, restructuring of facilities of $1,262 and other agreement termination fees of $25.
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

     In conjunction with the acquisition of Superscape, the Company recorded a $1,110 expense for acquired in-process research and development (“IPR&D”) during the nine months ended September 30, 2008 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in the consolidated statements of operations for the three and nine months ended September 30, 2008.
     The IPR&D is related to the development of new game titles. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 22% discount rate.
     The Company allocated the residual value of $12,785 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. Based on the Company’s annual goodwill impairment test, a portion of the goodwill related to the Superscape acquisition that had been attributed to the Americas reporting unit was impaired during the three months ended September 30, 2008 (see Note 5).
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
     The Company purchased all of the issued and outstanding shares of MIG for a total purchase price of $15,228 which consisted of cash consideration paid to MIG shareholders of $14,655 and transaction costs of $573. In addition, subject to MIG’s achievement of revenue and operating income milestones for the year ending December 31, 2008, the Company committed to pay additional consideration of $20,000 to the MIG shareholders, payable up to a maximum of 30% in the Company’s stock and 70% in cash, and bonus payments of $5,000, entirely in the Company’s stock, to two officers of MIG, who are also shareholders. If earned, one half of the bonus (or $2,500) will be paid on the earn-out payment date and one half will be paid on December 31, 2009, if the officers continue their employment with the Company. Based on MIG’s estimated results for fiscal 2008, the Company anticipates that it will be obligated to pay additional consideration totaling $25,000 in stock and cash to MIG shareholders. This $25,000 includes several components:
•	$14,000 of additional consideration due in cash, with approximately $12,100 due in the first half of 2009 and $1,900 due at the end of the fourth quarter of 2009;

•	$6,000 of additional consideration, which the Company may elect to pay in cash or stock, at its discretion, $5,200 of which is due in the first half of 2009 and $800 of which is due December 31, 2009; provided that the Company may not issue more than an aggregate of approximately 5,795 shares without stockholder approval (which, for example, based on the average closing price of the Company’s common stock for the ten trading days ending November 13, 2008, would represent approximately $3,178), with any remaining balance for which the Company does not seek stockholder approval to be paid in cash; and

•	$5,000 of bonuses to the two officers of MIG due in stock to be issued from the 2007 Equity Incentive Plan, half of which is to be issued in the first half of 2009 and half to be issued on December 31, 2009; provided that, based on the closing price of the Company’s common stock on November 13, 2008, the Company will be required to seek stockholder approval to increase the number of shares reserved for issuance under its 2007 Equity Incentive Plan to issue these shares under that plan.
The stock portion of each installment will be valued in the first half of 2009 when the Company finalizes MIG’s financial results for fiscal 2008 based on the Company’s stock price at the time of the valuation.

      As of the acquisition date, these two officers owned 27% of the outstanding shares of MIG. Per their employment agreements, these two shareholders will be entitled to one half of their proportionate share of the earned additional consideration (or $2,700) on the earn-out payment date and one half of their proportionate share of the earned additional consideration on December 31, 2009, if they continue their employment with the Company. In accordance with FAS 141, the Company has not recorded the additional consideration or bonus in the initial purchase price as these amounts are contingent on MIG’s future earnings. In accordance with Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company will record the estimated contingent consideration and bonus earned by the two officers (totaling $10,400) as compensation over the two year vesting period ending December 31, 2009. The Company recorded $1,700 and $5,101 of expense during the three and nine months ended September 30, 2008 related to the stock-based and non-equity compensation of the earnout.
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
     In conjunction with the acquisition of MIG, the Company recorded an expense for $59 for acquired IPR&D during the fourth quarter of 2007 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in the Company’s consolidated statements of operations in the year ended December 31, 2007.
     The IPR&D is related to the development of a new title. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% discount rate. Cash flows generated from this new title began in 2008. This rate takes into account the percentage of completion of the development effort of approximately 60% and the risks associated with the Company’s developing this technology given changes in trends and technology in the industry. As of February 29, 2008, this acquired IPR&D project had been completed at costs similar to the original projections.
     The Company allocated the residual value of $7,880 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Any changes in consideration, transaction costs or fair value of MIG’s net assets may change the preliminary purchase price allocation and amount of goodwill recorded by the Company. In accordance with FAS 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes.

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

		Nine Months Ended
	Three Months Ended	September 30,
	September 30, 2007	2008	2007
Total pro forma revenues	$21,931	$70,903	$62,635
Gross profit	15,002	37,037	42,433
Pro forma net loss	(2,566)	(69,828)	(7,502)
Pro forma net loss per share — basic and diluted	(0.09)	(2.37)	(0.35)
     The pro forma financial information above includes a charge of $1,110 for IPR&D during the nine months ended September 30, 2008. The results of operations for the three months ended September 30, 2008 include the results of MIG and Superscape.
Note 3 — Short-Term Investments and Fair Value Measurements
Short-Term Investments
     Marketable securities, which are classified as available-for-sale, are summarized below as of September 30, 2008 and December 31, 2007:

				Classified on Balance Sheet
	Purchased	Realized	Aggregate	Cash and Cash	Short-term
	Cost	Loss	Fair Value	Equivalents	Investments
As of September 30, 2008:
Auction-rate securities	$2,800	$(1,958)	$842	$—	$842
Money market funds	209	—	209	209	—

	$3,009	$(1,958)	$1,051	$209	$842

As of December 31, 2007:
Auction-rate securities	$2,800	$(806)	$1,994	$—	$1,994
Money market funds	50,968	—	50,968	50,968	—

	$53,768	$(806)	$52,962	$50,968	$1,994

     At September 30, 2008, the Company had $2,800 of principal invested in auction-rate securities. The auction-rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in auction-rate securities represent interests in corporate bonds.
     The auction-rate security investments held by the Company all had AAA credit ratings at the time of purchase but were downgraded to A credit ratings in July 2008. With the liquidity issues experienced in the global credit and capital markets, the auction-rate securities held by the Company at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.
     The estimated market value of the Company’s auction-rate securities holdings at December 31, 2007 was $1,994, which reflects an $806 impairment to the principal value of $2,800. The estimated market value of the Company’s auction-rate securities holdings at September 30, 2008 was $842, which reflects an additional impairment of $1,152 to the principal value of $2,800. Although the auction-rate securities continue to pay interest according to their stated terms, based on valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, cash needs to continue to fund operations, cash requirements of the MIG earnout and the continued and further deterioration in the auction-rate securities market, the Company has recorded a pre-tax impairment charge of $1,152 during the nine months ended September 30, 2008, reflecting the auction-rate securities holdings upon which the Company has concluded have an other-than-temporary decline in value.
     As of September 30, 2008 and December 31, 2007, the contractual maturities of the Company’s remaining two auction-rate securities were 2017. Although the Company may not have the ability to liquidate these investments within one year of the balance sheet date it may need to sell the securities within the next year to fund operations. Accordingly, the investments were classified as current assets on the consolidated balance sheets.

     In October 2008, the Company received notification from the broker of its auction-rate securities that the broker would repurchase the Company’s investments at full par value by December 31, 2008 (See Note 12).
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
     In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and available for sale investments) as of September 30, 2008:

	Aggregate
	Fair Value	Level 1	Level 2
Auction-rate securities	$842	$—	$842
Money market funds	209	209	—

Total cash equivalents and marketable securities	1,051	$209	$842

Cash	19,686

Total cash, cash equivalents and marketable securities	$20,737

Note 4 — Balance Sheet Components
Property and Equipment

	September 30,	December 31,
	2008	2007
Computer equipment	$4,696	$3,200
Furniture and fixtures	439	1,368
Software	2,482	2,196
Leasehold improvements	3,837	1,694

	11,454	8,458
Less: Accumulated depreciation and amortization	(5,572)	(4,641)

	$5,882	$3,817

     Depreciation expense for the three months ended September 30, 2008 and 2007 were $746 and $582, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 were $2,098 and $1,496, respectively.
Accounts Receivable

	September 30,	December 31,
	2008	2007
Accounts receivable	$21,734	$18,737
Less: Allowance for doubtful accounts	(486)	(368)

	$21,248	$18,369

     Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three or nine months ended September 30, 2008 and 2007.

Note 5 — Goodwill and Intangible Assets
     The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The intangible assets have been recorded in the currency of the applicable reporting unit. Therefore, the intangible assets attributed to the Company’s EMEA and APAC reporting units are subject to foreign currency fluctuations. The carrying amounts and accumulated amortization expense of the acquired intangible assets at September 30, 2008 and December 31, 2007 were as follows:

		September 30, 2008			December 31, 2007
			Accumulated			Accumulated
			Amortization			Amortization
		Gross	Expense		Gross	Expense
		Carrying	(Including		Carrying	(Including
	Estimated	Value (Including	Impact of	Net	Value (Including	Impact of	Net
	Useful	Impact of Foreign	Foreign	Carrying	Impact of Foreign	Foreign	Carrying
	Life	Exchange	Exchange)	Value	Exchange	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,956	$(8,951)	$5,005	$5,018	$(4,172)	$846
Catalogs	1 yr	1,413	(1,413)	—	1,553	(1,553)	—
ProvisionX Technology	6 yrs	233	(139)	94	256	(118)	138
Carrier contract and related relationships	5 yrs	18,748	(3,238)	15,510	10,922	(1,117)	9,805
Licensed content	5 yrs	2,780	(832)	1,948	2,651	(183)	2,468
Service provider license	9 yrs	431	(38)	393	404	(2)	402
Trademarks	3 yrs	550	(240)	310	218	(96)	122

		38,111	(14,851)	23,260	21,022	(7,241)	13,781

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,507	(953)	554	1,656	(840)	816
Noncompete agreement	2 yrs	659	(659)	—	725	(725)	—

		2,166	(1,612)	554	2,381	(1,565)	816

Total intangibles assets		$40,277	$(16,463)	$23,814	$23,403	$(8,806)	$14,597

     Additions to intangible assets during the nine months ended September 30, 2008 of $16,920 are a result of the Superscape acquisition and the additions during the year ended December 31, 2007 of $11,710 are a result of the MIG acquisition (see Note 2).
     The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended September 30, 2008 and 2007, the Company recorded amortization expense in the amounts of $3,247 and $483, respectively, in cost of revenues. During the nine months ended September 30, 2008 and 2007, the Company recorded amortization expense in the amounts of $8,089 and $1,589, respectively, in cost of revenues. During the three months ended September 30, 2008 and 2007, the Company recorded amortization expense in the amounts of $67 and $67, respectively, in operating expenses. During the nine months ended September 30, 2008 and 2007, the Company recorded amortization expense in the amounts of $204 and $200, respectively, in operating expenses.
     As of September 30, 2008, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Fiscal Years:	Revenues	Expenses	Expense
2008 (remaining three months)	$3,228	$63	$3,291
2009	7,136	251	7,387
2010	4,258	240	4,498
2011	2,864	—	2,864
2012	2,738	—	2,738
2013 and thereafter	3,036	—	3,036

	$23,260	$554	$23,814

Goodwill
     The Company attributed all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The goodwill allocated to the Americas reporting unit is denominated in United States Dollars, and the goodwill allocated to the EMEA reporting unit is denominated in Pounds Sterling. As a result, the goodwill attributed to the EMEA reporting unit is subject to foreign currency fluctuations. The Company attributes all of the goodwill resulting from the MIG acquisition to its APAC reporting unit. The goodwill resulting from the acquisition of MIG is denominated in Chinese Renminbi (“RMB”) and is subject to foreign currency fluctuations. The Company attributes all of the goodwill resulting from the Superscape acquisition to its Americas reporting unit.

     Goodwill by geographic region is as follows:

				Effects of				Effects of
				Foreign				Foreign	Impairment
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	of	September 30,
	2007	Acquired	Adjustments	Exchange	2007	Acquired	Adjustments	Exchange	Goodwill	2008
Americas	$11,414	$—	$12	$—	$11,426	$12,938	$—	$—	$(21,239)	$3,125
EMEA	27,313	—	13	534	27,860	—	—	(2,481)	(25,379)	—
APAC	—	7,880	—	96	7,976	—	1,306	52	—	9,334

Total	$38,727	$7,880	$25	$630	$47,262	$12,938	$1,306	$(2,429)	$(46,618)	$12,459

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
     In accordance with FAS 142, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under FAS 142, the Company performs the annual impairment review of its goodwill balance as of September 30. As a result of this test, we recorded an impairment loss of $46,618 during the quarter ended September 30, 2008 due to decreases in the Company’s long-term forecasts and current market capitalization.
     The fair value of the Company’s reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and market approach, which estimates the fair value based on market prices of comparable companies.
     Based on the first step analysis that was separately performed for each of the reporting units, the Company determined that the carrying amount of the goodwill of the Americas and EMEA reporting units was in excess of its respective fair value. As such, the Company was required to perform the second step analysis in order to determine the amount of the goodwill impairment loss. The second step analysis consisted of comparing the implied fair value of the goodwill to the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of each of the Americas and EMEA reporting units. Based on the second step analysis, the Company concluded that all $25,379 of the goodwill attributed to the EMEA reporting unit and $21,239 of the $24,364 of goodwill attributed to the Americas reporting unit was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $46,618 during the three months ended September 30, 2008. Changes in the Company’s market capitalization, long-term forecasts and industry growth rates could require additional impairment charges to be recorded in future periods for the remaining goodwill attributed to the Americas or APAC reporting units.
     The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
Note 6 — Commitments and Contingencies
Leases
     The Company leases office space under noncancelable operating facility leases with various expiration dates through July 2013. Rent expense for the three months ended September 30, 2008 and 2007 was $991 and $564, respectively. Rent expense for the nine months ended September 30, 2008 and 2007 was $2,938 and $1,467, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $834 and $571 at September 30, 2008 and December 31, 2007, respectively, and was included within other long-term liabilities.

     At September 30, 2008, future minimum lease payments under noncancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Fiscal Years:	Payments	Income	Payments
2008 (remaining three months)	$1,049	$121	$928
2009	3,783	363	3,420
2010	2,519	—	2,519
2011	1,968	—	1,968
2012	1,054	—	1,054
2013 and thereafter	180	—	180

	$10,553	$484	$10,069

Capital Lease
     The Company has one lease that it accounts for as a capital lease. The Company recorded no capital lease obligations during the years ended December 31, 2006, 2007 or during the three or nine months ended September 30, 2008. Accumulated depreciation associated with this capital lease was $114 and $85 at September 30, 2008 and December 31, 2007, respectively.
Minimum Guaranteed Royalties
     The Company has entered into license and development agreements with various owners of brands and other intellectual property in order to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of September 30, 2008 were as follows:

Minimum
Guaranteed
Fiscal Year:	Royalties
2008 (remaining three months)	$5,264
2009	8,138
2010	2,937
2011	494
2012	414
2013 and thereafter	—

$17,247

     Commitments in the above table include $13,683 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of September 30, 2008 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
Acquisition Related Commitments
     The Company may be obligated to pay up to an additional $20,000 of consideration to the MIG shareholders, payable up to 30% in the Company’s stock and 70% in cash, and up to $5,000 of bonuses, entirely in the Company’s stock, to two officers of MIG if specified financial milestones are achieved in 2008. See Note 2 for the timing and descriptions of these payments and issuances.

Contingencies
     The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or results of operation, and thus no amounts were accrued at September 30, 2008.
     Note 7 — Debt
Line of Credit Facility
     In February 2007, the Company entered into an agreement to secure a revolving line of credit that allows the Company to borrow up to $8,000. The facility is restricted to 80% of the Company’s eligible domestic accounts receivable. The line carries an interest rate equal to the prime rate plus 1% and matures in February 2009. Payments on any borrowings would be interest only with any remaining borrowings due at maturity. The line is collateralized by all of the assets of the Company, including intellectual property. The Company is required to maintain a minimum tangible net worth of $3,000. Also, if the Company’s net cash balance, excluding any borrowings under this line of credit, declines below $3,500, then the Company’s accounts receivable must be collected by means of a lock box, the interest rate on any borrowings would be increased to the prime rate plus 2% and the Company would have to pay a one-time fee to the lender of $50. To date, there have been no borrowings under this facility. The Company was not in compliance with the tangible net worth covenant as of September 30, 2008 but obtained a waiver of the covenant from the lender.
Note 8 — Stockholders’ Equity
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
Early Exercise of Options
     Stock options granted under the Company’s stock option plan provide certain director and employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 2 and 50 at September 30, 2008 and December 31, 2007, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity. The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. As of September 30, 2008 and December 31, 2007, the Company included cash received for early exercise of options of $7 and $45, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest. During the three months ended September 30, 2008 the Company repurchased 29 unvested shares that had been early exercised by a former officer of the Company for $21.

Warrants to Purchase Common Stock
     In March 2008, a holder of warrants elected to net exercise warrants to purchase 18 shares of the Company’s common stock, which were converted to 10 shares of common stock. Also in March 2008, a holder of warrants elected to exercise warrants to purchase 53 shares of the Company’s common stock at $1.92 per share for total cash consideration of $101.
     Warrants outstanding at September 30, 2008 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
Note 9 — Stock Option and Other Benefit Plans
2008 Equity Inducement Plan
     In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Equity Incentive Plan. The Inducement Plan did not require the approval of the Company’s stockholders. The Company has reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. The Company may only grant non-qualified stock options (“NSOs”) under the Inducement Plan. Grants under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Market on the date of determination. The Inducement Plan does not provide the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses.
     As of September 30, 2008, 302 shares were available for future grants under the 2008 Inducement Plan.
Stock Option Activity
     The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2008:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value
Balances, December 31, 2007	817	4,036	$6.75
Additional Authorized	1,471	—	—
Granted	(1,573)	1,573	4.50
Exercised	—	(287)	0.81
Forfeited, cancelled or expired	887	(859)	6.98

Balances, September 30, 2008	1,602	4,463	$6.30	6.10	$369
Options vested and expected to vest at September 30, 2008		4,012	$6.30	6.10	$369
Options exercisable at September 30, 2008		1,617	$6.01	5.85	$360
     The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $1.95 per share as of September 30, 2008. During the nine months ended September 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $71. As of September 30, 2008, the Company had $7,743 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, which will be recognized over a weighted average period of 2.72 years. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

     The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.87%	4.56%	2.67%	4.70%
Expected term (years)	4.08	6.08	4.08	6.08
Expected volatility	41.9%	52.9%	43.9%	57.84%
     The Company based its expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant.
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
     The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Research and development	$261	$310	$511	$665
Sales and marketing	1,298	224	3,903	498
General and administrative	569	626	1,716	1,613

Total stock-based compensation expense	$2,128	$1,160	$6,130	$2,776

     Consolidated net cash proceeds from option exercises were $231 and $151 for the nine months ended September 30, 2008 and 2007, respectively. The Company realized no income tax benefit from stock option exercises during the three months ended September 30, 2008 or 2007. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     During the nine months ended September 30, 2007, the Company modified one option agreement. The modification involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification during the nine months ended September 30, 2007. The Company did not have any stock option modifications during the three or nine months ended September 30, 2008.
Restricted Stock
     During the nine months ended September 30, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vest as to 50% of the shares after six months and thereafter will vest pro rata monthly for the remaining six months. The Company did not grant any restricted stock during the three or nine months ended September 30, 2008.

Note 10 — Income Taxes
     The Company recorded an income tax provision of $822 and $228 for the three months ended September 30, 2008 and 2007, respectively, related to foreign withholding taxes and income taxes in some foreign jurisdictions. The Company recorded an income tax provision of $2,165 and $813 for the nine months ended September 30, 2008 and 2007, respectively, related to foreign withholding taxes and income taxes in some foreign jurisdictions. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption was $575. As of September 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits was $2,282 and $2,208, respectively. As of September 30, 2008, approximately $118 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.
     The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $59 and $133 of interest on uncertain tax positions during the three and nine months ended September 30, 2008. As of September 30, 2008, the Company had a liability of $2,990 related to interest and penalties for uncertain tax positions.
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
Note 11 — Segment Reporting
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
     The Company generates its revenues in the following geographic regions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
United States of America (USA)	$11,070	$9,161	$31,743	$26,350
United Kingdom	1,126	1,682	4,103	5,130
China	2,326	91	7,369	117
Americas, excluding USA	2,891	1,464	6,977	3,545
EMEA, excluding the United Kingdom	5,662	3,464	15,618	10,989
Other	819	789	2,380	2,596

	$23,894	$16,651	$68,190	$48,727

     The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2008	2007
Americas	$3,955	$1,806
EMEA	978	1,146
APAC	949	865

	$5,882	$3,817

Note 12 — Subsequent Events
     In October 2008, the Company received notification from the broker of its failed auction-rate securities that the broker would repurchase the Company’s investments at full par value of $2,800 by December 31, 2008. As of November 12, 2008, however, the Company had not received any proposed repurchase documentation and the redemption of the failed auction-rate securities had not yet occurred.
     In November 2008, the Company amended some of the financial covenants related to its $8,000 line of credit facility with the lender. Under the amended terms, the Company will no longer be obligated to pay the facility fee of $50 in the event the Company’s net cash balance declines below $3,500. Additionally, the Company is no longer required to maintain a net tangible net worth of $3,000 but instead must maintain at the lender cash or cash equivalents at a ratio of the amounts outstanding under the line of credit of 1.25 to 1.00. Also, the Company received a waiver on its non-compliance with some financial and non-financial covenants stipulated in the original terms of the agreement through September 30, 2008. As of November 10, 2008, the Company maintained cash and cash equivalents at the lender totaling $1,256.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2008. This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	our beliefs regarding trends for our businesses;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including stock volatility and other assumptions used to estimate the fair value of share-based compensation;

•	our expectations regarding the costs and other effects of our acquisitions;

•	our assessments and estimates that determine our effective tax rate and valuation allowance;

•	our expected cash, cash equivalents and short-term investments balance at December 31, 2008;

•	our belief that the international financial institutions that hold our investments are financially sound; and

•	our belief that our cash, cash equivalents and investments, including cash flows from operations, will be sufficient to meet our working capital needs, capital expenditure requirements and similar commitments for at least the next 12 months.
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
     In March 2008, we acquired Superscape, a global publisher of mobile games, to deepen and broaden our game library, gain access to 3-D game development resources and to augment our internal production and publishing resources with a studio in Moscow, Russia. We paid 10 pence (pound sterling) in cash for each issued share of Superscape for a total purchase price of $38.9 million, consisting of cash consideration of $36.8 million and transaction costs of $2.1 million.
     In December 2007, we acquired MIG to accelerate our presence in China, to deepen our relationship with China Mobile, the largest wireless carrier in China, to acquire access and rights to leading franchises for the Chinese market, and to augment our internal production and publishing resources with a studio in China. We purchased all of MIG’s then outstanding shares for a total purchase price of $15.2 million, consisting of cash consideration to MIG shareholders of $14.7 million and transaction costs of $573,000. In addition, subject to MIG’s achieving revenue and operating income milestones for fiscal 2008, we agreed to pay up to $20.0 million in additional consideration to MIG shareholders, payable up to 30% in Glu stock and 70% in cash, and up to $5.0 million of bonuses, payable entirely in stock, to two officers of MIG. Given MIG’s performance during the first nine months of fiscal 2008, we expect that we will be required to make these “earnout” payments.
     In March 2007, we completed our initial public offering, or IPO, of common stock in which we sold and issued 7.3 million shares of common stock at a price of $11.50 per share to the public. We raised a total of $84.0 million in gross proceeds from the IPO, or approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.9 million and other offering costs of $3.3 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15.7 million shares of common stock.
Financial Results and Trends
     Revenues for the three months ended September 30, 2008 were $23.9 million, a 43.5% increase from $16.7 million in the three months ended September 30, 2007. Revenues for the nine months ended September 30, 2008 were $68.2 million, a 39.9% increase from $48.7 million in the nine months ended September 30, 2007. The revenue growth in both periods was due primarily to revenues from MIG and Superscape in the 2008 periods, for which we recorded no revenues in the comparable 2007 periods. The revenue growth not attributable to the MIG and Superscape acquisitions was primarily attributable to the increase in the numbers of units of games sold. Although our revenues increased in the September 30, 2008 period compared to the September 30, 2007 period, our growth was slower than we anticipated in part as a result of the current economic conditions. We expect that consumer spending will continue to decline in the foreseeable future due to, among other factors, the fact that handset unit sales were down slightly from the quarter ended June 30, 2008 to the quarter ended September 30, 2008, and we expect a further decline in new handset units in 2009. In addition, the introduction of the next-generation and higher-end devices such as the iPhone, Android, and N-Gage devices has had the initial effect of drawing some of our best downloading customers away from the carrier-based business, which represents the substantial majority of our customer base. Accordingly, we have been increasing our investment in these next-generation handsets and have shifted approximately 30% of our development resources for 2009 products currently in development to higher-end devices.
     In the three months ended September 30, 2008, one carrier represented 10% or more of revenues, Verizon Wireless (21.0%), and in the three months ended September 30, 2007 one carrier represented 10% or more of revenues, Verizon Wireless (23.6%). In the nine months ended September 30, 2008, one carrier represented 10% or more of revenues, Verizon Wireless (21.1%), and in the nine months ended September 30, 2007, one carrier represented 10% or more of revenues, Verizon Wireless (23.3%). In the nine months ended September 30, 2008, no title represented 10% or more of revenues, compared to the nine months ended September 30, 2007, in which one title, Monopoly Here & Now, which we no longer distribute, represented 10% or more of revenues. No title represented 10% or more of revenues during the three months ended September 30, 2008 and 2007. During the quarter ended September 30, 2008, we recorded an impairment on prepaid and guaranteed royalty agreements totaling $1.9 million, primarily due to reduced revenue forecasts for two of our distribution arrangements. In addition, during the quarter ended September 30, 2008, we recorded a $1.3 million foreign currency loss related to the revaluation of intercompany balance sheet accounts, primarily driven by the change in the value of the British pound sterling relative to the U.S. Dollar. If the value of the U.S. dollar relative to the British pound sterling continues to decline, we expect that we will record additional foreign currency exchange losses.

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
     Our total operating expenses for the three months ended September 30, 2008 were $67.1 million, a 400.7% increase over $13.4 million in the three months ended September 30, 2007. Our total operating expenses for the nine months ended September 30, 2008 were $107.2 million, a 187.7% increase over $37.3 million in the nine months ended September 30, 2007. The increase in both periods was due primarily to our impairment of goodwill of $46.6 million, expenses associated with MIG and Superscape (including charges associated with the acquisitions) in the 2008 periods, for which we recorded no expenses in the comparable 2007 periods, and additionally due to increased headcount and related expenses as we added personnel to support our growth. As of September 30, 2008, we had approximately 600 employees compared to 320 as of September 30, 2007. In addition, we expect that our expenses to develop and port games for new mobile platforms will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms.
     Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees.
     Cash, cash equivalents and short-term investments at September 30, 2008 totaled $20.7 million, a decrease of $39.1 million from December 31, 2007, primarily due to cash paid in March 2008 for the Superscape acquisition. Included in our $20.7 million of cash, cash equivalents and short-term investments is $842,000 of auction-rate securities whose auctions continue to fail and deteriorate in fair value. We expect that our cash, cash equivalents and short-term investments balance at December 31, 2008 will be approximately $17.0 million.
Critical Accounting Policies and Estimates
     There have been no significant changes in our Critical Accounting Policies and Estimates during the nine months ended September 30, 2008 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Recent Accounting Pronouncements
     Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this quarterly report, which information is incorporated herein by reference.

Results of Operations
Comparison of the Three Months Ended September 30, 2008 and 2007
     Revenues

	Three Months Ended
	September 30,
	2008	2007
	(in thousands)
Revenues	$23,894	$16,651
     Our revenues increased $7.2 million, or 43.5%, from $16.7 million for the three months ended September 30, 2007 to $23.9 million for the three months ended September 30, 2008, due primarily to revenues from MIG and Superscape, our growing catalog of titles and broader distribution reach in our international markets, particularly in China, Latin America and parts of Europe. No revenues from MIG or Superscape titles were recorded during the three months ended September 30, 2007 compared to a total of $5.6 million in revenues recorded during the three months ended September 30, 2008. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) increased by $5.3 million, from $7.5 million in the three months ended September 30, 2007 to $12.8 million in the three months ended September 30, 2008. The increase in international revenues was primarily a result of increased sales in China and other developing markets, including Latin America. Additionally, revenues from carriers located in the United States increased $1.9 million from $9.2 million in the three months ended September 30, 2007 to $11.1 million in the three months ended September 30, 2008 primarily as a result of sales from Superscape titles. The year over year increases in revenues were negatively impacted by a decrease in sales of $2.6 million related to Hasbro titles that we no longer have the rights to distribute.
     Cost of Revenues

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Cost of revenues:	—
Royalties	$5,753	$4,587
Impairment of prepaid royalties and guarantees	1,921	—
Amortization of intangible assets	3,247	483

Total cost of revenues	$10,921	$5,070

Revenues	$23,894	$16,651

Gross margin	54.3%	69.6%
     Our cost of revenues increased $5.9 million, or 115.4%, from $5.1 million in the three months ended September 30, 2007 to $10.9 million in the three months ended September 30, 2008. The increase resulted from an impairment of some prepaid royalties and guarantees of $1.9 million, an increase in royalties of $1.2 million due to the absolute dollar increase in revenues with associated royalties and an increase in amortization of acquired intangible assets of $2.8 million due primarily to the amortization of intangible assets acquired in December 2007 from MIG and March 2008 from Superscape. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 88.6% in the three months ended September 30, 2007 to 72.4% in the three months ended September 30, 2008, primarily due to sales of games developed by MIG and Superscape based on their respective original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property increased from 31.1% in the three months ended September 30, 2007 to 33.3% in the three months ended September 30, 2008 due to increased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 27.5% to 32.1% due to the impairment of some prepaid royalties and guarantees but offset by an increase in revenue from games based on our intellectual property, especially sales of MIG and Superscape titles.
     Gross Margin
     Our gross margin decreased from 69.6% in the three months ended September 30, 2007 to 54.3% in the three months ended September 30, 2008 primarily because of the $2.8 million increase in the amortization of intangible assets resulting from the Superscape and MIG acquisitions and a $1.9 million impairment of some prepaid royalties and guarantees.
     Research and Development Expenses

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Research and development expenses	$9,223	$5,863
Percentage of revenues	38.6%	35.2%

     Our research and development expenses increased $3.4 million, or 57.3%, from $5.9 million in the three months ended September 30, 2007 to $9.2 million in the three months ended September 30, 2008. The increase in research and development costs was primarily due to increases in salaries and benefits of $1.8 million, facility and overhead costs to support our increased headcount of $753,000, outside services costs for porting and external development of $583,000, and travel and entertainment costs to manage our international studios of $145,000.
     Research and development staff increased by 242 employees to a total of 454 as of September 30, 2008 as compared to the same period in 2007, and salaries and benefits increased as a result. This growth in headcount was due primarily to the opening of our development studio in Beijing, China during 2007, the addition of a studio in Hefei, China as result of the MIG acquisition and the addition of the development studio in Moscow, Russia as a result of the Superscape acquisition. Research and development expenses included $310,000 of stock-based compensation expense in the three months ended September 30, 2007 and $261,000 in the three months ended September 30, 2008. As a percentage of revenues, research and development expenses increased from 35.2% in the three months ended September 30, 2007 to 38.6% in the three months ended September 30, 2008 due to the increase in headcount resulting from the addition of the China and Russia studios.
     Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Sales and marketing expenses	$6,004	$3,326
Percentage of revenues	25.1%	20.0%
     Our sales and marketing expenses increased $2.7 million, or 80.5%, from $3.3 million in the three months ended September 30, 2007 to $6.0 million in the three months ended September 30, 2008. The increase was primarily due to an increase in salaries and benefits of $428,000, as we grew our sales and marketing headcount from 51 at September 30, 2007 to 73 at September 30, 2008, a $1.1 million increase in stock-based compensation due primarily to the quarterly accrual related to the MIG stock-based compensation earnout, a $622,000 increase due to the quarterly cash-based component of the MIG earnout, a $320,000 increase in marketing promotions and a $198,000 increase in allocated facility costs to support our increased headcount. We recorded the stock and cash-based compensation related to the MIG earnout, as we believe the financial metrics stipulated in the purchase agreement will be attained given the current quarter’s performance. We increased staffing and marketing program spending to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. As a percentage of revenues, sales and marketing expenses increased from 20.0% in the three months ended September 30, 2007 to 25.1% in the three months ended September 30, 2008 primarily due to the accrual of the MIG cash and stock-based earnout. Sales and marketing expenses included $224,000 of stock-based compensation expense in the three months ended September 30, 2007 and $1.3 million in the three months ended September 30, 2008.
     General and Administrative Expenses

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
General and administrative expenses	$5,085	$4,149
Percentage of revenues	21.3%	24.9%
     Our general and administrative expenses increased $936,000, or 22.6%, from $4.1 million in the three months ended September 30, 2007 to $5.1 million in the three months ended September 30, 2008. The increase in general and administrative expenses was primarily the result of a $412,000 increase in professional fees for our implementation of Section 404 under Sarbanes-Oxley and for various recruiting services, a $200,000 increase in salaries and benefits, a $187,000 increase in business and franchise taxes related to our expanded operations in Brazil and China and an increase in facility and overhead costs of $163,000 to support our increased headcount. We increased our general and administrative headcount from 57 at September 30, 2007 to 72 at September 30, 2008. As a percentage of revenues, general and administrative expenses decreased slightly from 24.9% in the three months ended September 30, 2007 to 21.3% in the three months ended September 30, 2008 as a result of increased revenues. General and administrative expenses included $626,000 of stock-based compensation expense in the three months ended September 30, 2007 and $569,000 in the three months ended September 30, 2008.

     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $67,000 in the three months ended September 30, 2007 and $67,000 in the three months ended September 30, 2008.
     Our impairment of goodwill increased from zero in the three months ended September 30, 2007 to $46.6 million in the three months ended September 30, 2008. Based primarily upon our estimate of forecasted discounted cash flows and our market capitalization, we determined that the carrying amount of the goodwill at each of our Americas and EMEA reporting units was in excess of its respective fair value. The analysis of our goodwill balance caused us to conclude that all $25.3 million of the goodwill attributed to the EMEA reporting unit was impaired, as was $21.2 million of the $24.1 million of goodwill attributed to the Americas reporting unit. As a result, we recorded a non-cash goodwill impairment charge to operations totaling $46.6 million during the third quarter of 2008. No goodwill impairment charge was recorded related to the goodwill attributed to our APAC reporting unit as the fair value of the reporting unit exceeded the carrying value of its goodwill.
     Our restructuring charge increased from zero during the three months ended September 30, 2007 to $126,000 during the three months ended September 30, 2008 as we undertook activities to terminate a small number of employees in our USA, UK and Hong Kong offices. The resulting restructuring charges principally consisted of costs associated with employee termination benefits that were paid in full during the third quarter of 2008.
     Other Expenses
     Interest and other income/(expense), net, decreased from a net income of $1.3 million during the three months ended September 30, 2007 to a net expense of $1.9 million in the three months ended September 30, 2008. This change was primarily due to an increase in foreign currency losses of $1.7 million, a decrease in interest income of $830,000 resulting from lower cash balances as a result of the MIG and Superscape acquisitions and a write-down of our two remaining failed auction-rate securities of $682,000. We expect interest income to decrease in 2008 as a result of lower cash balances due to our use of cash for our acquisitions of MIG and Superscape and the lower interest rates we expect on our investments.
     Income Tax Provision
     Income tax provision increased from $228,000 in the three months ended September 30, 2007 to $822,000 in the three months ended September 30, 2008 primarily as a result of increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements and taxes on income in some foreign entities.
Comparison of the Nine Months Ended September 30, 2008 and 2007
     Revenues

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Revenues	$68,190	$48,727
     Our revenues increased $19.5 million, or 39.9%, from $48.7 million for the nine months ended September 30, 2007 to $68.2 million for the nine months ended September 30, 2008, due primarily to revenues from MIG and Superscape, our growing catalog of titles, broader international distribution reach and increased unit sales of our games. No revenues from MIG or Superscape titles were recorded during the nine months ended September 30, 2007 compared to $14.9 million recorded during the nine months ended September 30, 2008. International revenues increased $14.0 million from $22.4 million in the nine months ended September 30, 2007 to $36.4 million in the nine months ended September 30, 2008, primarily as a result of increased sales in APAC and other developing markets, including Latin America.

     Cost of Revenues

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cost of revenues:
Royalties	$16,642	$13,267
Impairment of prepaid royalties and guarantees	2,155	—
Amortization of intangible assets	8,089	1,589

Total cost of revenues	$26,886	$14,856

Revenues	$68,190	$48,727

Gross margin	60.6%	69.5%
     Our cost of revenues increased $12.0 million, or 81.0%, from $14.9 million in the nine months ended September 30, 2007 to $26.9 million in the nine months ended September 30, 2008. The increase resulted primarily from an increase in royalties of $3.4 million due to an increase in the absolute dollar of revenues with associated royalties, an impairment of prepaid royalties and guarantees of $2.2 million and amortization of acquired intangible assets of $6.5 million due primarily to the amortization of intangible assets acquired from MIG and Superscape. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 87.6% in the nine months ended September 30, 2007 to 74.8% in the nine months ended September 30, 2008 primarily due to the sales of games developed by MIG and Superscape based on their respective intellectual property. The average royalty rate that we paid on games based on licensed intellectual property increased from 31.1% in the nine months ended September 30, 2007 to 32.6% in the nine months ended September 30, 2008. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 27.2% to 27.6% due to the increase in average royalty rate paid on games based on licensed intellectual property and the impairment of prepaid royalties and minimum guarantees but was offset by the increase in revenue from games based on our intellectual property, especially sales of MIG and Superscape titles.
     Gross Margin
     Our gross margin decreased from 69.5% in the nine months ended September 30, 2007 to 60.6% in the nine months ended September 30, 2008 primarily because of the increase in the amortization of intangible assets and our impairments of prepaid royalties and guarantees.
     Research and Development Expenses

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Research and development expenses	$24,604	$16,153
Percentage of revenues	36.1%	33.1%
     Our research and development expenses increased $8.5 million, or 52.3%, from $16.2 million in the nine months ended September 30, 2007 to $24.6 million in the nine months ended September 30, 2008. The increase in research and development costs was primarily due to increases in salaries and benefits of $5.1 million, facility and overhead costs to support the increased headcount of $2.1 million, outside services costs for porting and external development of $967,000 and travel and entertainment costs to manage our international studios of $375,000, offset by a decrease in stock-based compensation of $154,000.
     Research and development staff increased by 242 employees to a total of 454 as of September 30, 2008 as compared to the same period in 2007 and salaries and benefits increased as a result. This growth in headcount was due primarily to the opening of our development studio in Beijing, China during 2007, the addition of a studio in Hefei, China as result of the MIG acquisition and the addition of the development studio in Moscow, Russia as a result of the Superscape acquisition. Research and development expenses included $665,000 of stock-based compensation expense in the nine months ended September 30, 2007 and $511,000 in the nine months ended September 30, 2008. As a percentage of revenues, research and development expenses increased from 33.1% in the nine months ended September 30, 2007 to 36.1% in the nine months ended September 30, 2008 due to the increase in headcount resulting from the addition of the China and Russia studios.
     Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Sales and marketing expenses	$17,828	$9,532
Percentage of revenues	26.1%	19.6%

     Our sales and marketing expenses increased $8.3 million, or 87.0%, from $9.5 million in the nine months ended September 30, 2007 to $17.8 million in the nine months ended September 30, 2008. The increase was primarily due to an increase in salaries and benefits of $2.0 million as we grew our sales and marketing headcount from 51 at September 30, 2007 to 73 at September 30, 2008, a $3.4 million increase in stock-based compensation due primarily to the accrual related to the MIG stock-based compensation earnout, $1.9 million increase due to the cash-based component of the MIG earnout, a $679,000 increase in allocated facility costs to support our increased headcount and an increase of $408,000 for marketing promotions. We recorded the stock and cash-based compensation related to the MIG earnout as we believe the financial metrics stipulated in the purchase agreement will be attained given the current year’s performance. We increased staffing and marketing program spending to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. Aside from the increase in headcount in our sales and marketing functions, the increase in salaries and benefits cost was due to an increase in variable compensation of $261,000, primarily an increase in commissions and bonuses paid to our sales employees as a result of higher revenues. As a percentage of revenues, sales and marketing expenses increased from 19.6% in the nine months ended September 30, 2007 to 26.1% in the nine months ended September 30, 2008 primarily due to the accrual of the MIG cash and stock-based earnout. Sales and marketing expenses included $498,000 of stock-based compensation expense in the nine months ended September 30, 2007 and $3.9 million in the nine months ended September 30, 2008.
     General and Administrative Expenses

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
General and administrative expenses	$16,576	$12,422
Percentage of revenues	24.3%	25.5%
     Our general and administrative expenses increased $4.2 million, or 33.4%, from $12.4 million in the nine months ended September 30, 2007 to $16.6 million in the nine months ended September 30, 2008. The increase in general and administrative expenses was primarily the result of a $1.6 million increase in professional fees related to our accounting and tax integration of MIG and Superscape, implementation of Section 404 under Sarbanes-Oxley and for recruiting services, an $845,000 increase in salaries and benefits, a $752,000 increase in business and franchise taxes related to our expanded operations in Brazil and China, an increase in facility and overhead costs of $582,000 to support our increased headcount, a $135,000 increase in director and officer liability insurance and a $103,000 increase in stock-based compensation expense. We also increased our general and administrative headcount from 57 at September 30, 2007 to 72 at September 30, 2008. As a percentage of revenues, general and administrative expenses decreased slightly from 25.5% in the nine months ended September 30, 2007 to 24.3% in the nine months ended September 30, 2008. General and administrative expenses included $1.6 million of stock-based compensation expense in the nine months ended September 30, 2007 and $1.7 million in the nine months ended September 30, 2008.
     Other Operating Expenses
     Our amortization of intangible assets, such as non-competition agreements, acquired from Macrospace and iFone was $200,000 in the nine months ended September 30, 2007 and $204,000 in the nine months ended September 30, 2008.
     Our acquired in-process research and development increased from zero in the nine months ended September 30, 2007 to $1.1 million in the nine months ended September 30, 2008. The IPR&D charge recorded in 2008 was related to the development of new games by Superscape. The IPR&D charge recorded in 2008 related to the in-process development of new 2D and 3D games by Superscape at the date of acquisition. We determined the value of acquired IPR&D using a discounted-cash flows approach and a discount rate of 20%. This rate took into account the percentage of completion of the development effort for each title and the risks associated with our developing technology given changes in trends and technology in our industry. Revenues from these titles will be generated in the months subsequent to their completion in the third and fourth quarters of 2008.
     Our impairment of goodwill increased from zero in the nine months ended September 30, 2007 to $46.6 million in the nine months ended September 30, 2008. Based primarily upon our estimate of forecasted discounted cash flows and our market capitalization, we determined that the carrying amount of the goodwill at each of our Americas and EMEA reporting units was in excess of its respective fair value. The analysis of our goodwill balance caused us to conclude that all $25.3 million of the goodwill attributed to the EMEA reporting unit was impaired, as was $21.2 million of the $24.1 million of goodwill attributed to the Americas reporting unit. As a result, we recorded a non-cash goodwill impairment charge to operations totaling $46.6 million during the third quarter of 2008. No goodwill impairment charge was recorded related to the goodwill attributed to our APAC reporting unit as the fair value of the reporting unit exceeded the carrying value of its goodwill.

     Our restructuring charge increased from zero during the nine months ended September 30, 2007 to $287,000 during the nine months ended September 30, 2008 as we undertook activities to terminate a small number of employees in our USA, UK and Hong Kong offices and relocate our France operations from Nice to Paris. The resulting restructuring charges principally consisted of costs associated with employee termination benefits that were paid in the second and third quarters of 2008.
     Our gain on sale of assets decreased from $1.0 million during the nine months ended September 30, 2007 to zero during the nine months ended September 30, 2008 due to the sale of ProvisionX software to a third party in February 2007. Under the terms of the agreement, we will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following the sale, by the third party.
     Other Expenses
     Interest and other income/(expense), net, decreased from an income of $1.8 million during the nine months ended September 30, 2007 to a net loss of $1.4 million in the nine months ended September 30, 2008. This change was primarily due to an increase of $1.6 million in foreign currency losses, additional write-downs of our two remaining failed auction-rate securities of $1.2 million and a decrease in interest income of $1.2 million due to lower cash balances resulting from our acquisitions of MIG and Superscape. These decreases were partially offset by a decrease in interest expense of $821,000 as we repaid a $12.0 million loan in March 2007. We expect interest income to decrease in 2008 as a result of lower cash balances due to our use of cash for our acquisitions of MIG and Superscape and the lower interest rates we expect on our investments.
     Income Tax Provision
     Income tax provision increased from $813,000 in the nine months ended September 30, 2007 to $2.2 million in the nine months ended September 30, 2008 primarily as a result of increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements and taxes on income in some foreign entities.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$3,691	$2,142
Depreciation and amortization	10,472	3,305
Cash flows provided by/(used in) operating activities	(3,217)	303
Cash flows provided by/(used in) investing activities	(34,392)	4,848
Cash flows provided by financing activities	332	62,849
     Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $121.9 million and $52.4 million as of September 30, 2008 and December 31, 2007, respectively. Prior to our IPO, our primary sources of liquidity had been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million. In the quarter ended March 31, 2007, we raised $74.8 million of proceeds, net of underwriting discounts and estimated expenses, in our IPO. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Operating Activities
     For the nine months ended September 30, 2008, net cash used in operating activities was $3.2 million, primarily due to our net loss of $69.5 million and the net change in operating assets and liabilities of $2.4 million, adjusted for non-cash items including a $46.6 million impairment of goodwill, depreciation and amortization expense of $10.5 million, stock-based compensation expense of $6.1 million, impairment of some prepaid royalties and guarantees of $2.2 million and impairment of auction-rate securities of $1.2 million.

     We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash used in operating activities.
Investing Activities
     In the nine months ended September 30, 2008 we used $34.4 million of cash for investing activities. This net cash usage resulted from the acquisition of Superscape, net of cash acquired, of $30.0 million, additional cash payments of $693,000 for professional fees related to the acquisition of MIG and purchases of property and equipment of $3.7 million primarily related to moving our corporate headquarters.
     In the nine months ended September 30, 2007 we generated $4.8 million of net cash from investing activities. This net cash resulted from net sales of short-term investments of $6.0 million and $1.0 million in proceeds from sale of assets offset by purchases of property and equipment of $2.1 million.
Financing Activities
     In the nine months ended September 30, 2008, net cash provided by financing activities was $332,000, substantially all of which came from the proceeds from the exercise of stock options and warrants.
     In the nine months ended September 30, 2007, our financing activities provided $62.8 million of cash primarily from $74.8 million of IPO proceeds net of underwriters’ fees and offering costs and cash proceeds from exercise of stock options of $151,000. The cash provided by these financing activities was offset by a $12.0 million repayment of an outstanding loan.
Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments
      Our cash, cash equivalents and short-term investments were $20.7 million as of September 30, 2008. We expect our cash, cash equivalents and short-term investments to be approximately $17.0 million at December 31, 2008. During the nine months ended September 30, 2008, we used $3.2 million of cash. There can be no assurances that we will be able to generate positive operating cash flow during the fourth quarter of 2008, during 2009 or beyond. Accordingly, we expect to continue to fund our operations and satisfy our contractual obligations for the remainder of 2008 and 2009 primarily through our cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments, including cash flows from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities, including revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries and our inability to issue shares (rather than pay cash) if we are required to seek, but do not receive, stockholder approval for the equity components of the MIG payments described below. Our anticipated cash usage during 2009 includes approximately $9.8 million for prepaid royalties and guarantees, of which approximately $1.7 million are anticipated related to new license agreements (for which there is no existing contractual commitment), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See “ — Contractual Obligations” below.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.
     We anticipate that, based on MIG’s estimated results for 2008, we will be obligated to pay additional consideration totaling $25.0 million in stock and cash to MIG shareholders. This $25.0 million includes several components:
•	$14.0 million of additional consideration is due in cash, with approximately $12.1 million due in the first half of 2009 and $1.9 million due at December 31, 2009;

•	$6.0 million of additional consideration, which we may elect to pay in cash or stock, at our discretion, $5.2 million of which is due in the first half of 2009 and $800,000 of which is due December 31, 2009; provided that we may not issue more than an aggregate of approximately 5.8 million shares without stockholder approval (which, for example, based on the average closing price of our common stock for the ten trading days ending November 13, 2008, would represent approximately $3.2 million), with any remaining balance for which we do not seek stockholder approval to issue the shares to be paid in cash; and

•	$5.0 million of bonuses to officers of MIG is due in stock to be issued from our 2007 Equity Incentive Plan, half of which is to be issued in the first half of 2009 and half to be issued on December 31, 2009; provided that, based on the closing price of our common stock on November 13, 2008, we will be required to seek stockholder approval to increase the number of shares reserved for issuance under our 2007 Equity Incentive Plan to issue these shares under that plan.
     The stock portion of each installment will be valued in the first half of 2009 when we finalize MIG’s financial results for fiscal 2008 based on our stock price at the time of the valuation (See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report). For purposes of our cash requirements for the next 12 months, we have assumed that we will issue shares (rather than pay cash) where we have the discretion to elect that method of payment.
     As of December 31, 2008, we expect to have approximately $17.0 million of cash, cash equivalents and short- term investments, approximately $9.8 million of which we expect to hold in accounts in China. To fund our operations, we may be required in 2009 to repatriate approximately $5.5 million of available funds from China to the U.S, which would subject us to withholding taxes of at least 7% on any repatriated funds and potential additional tax, including cash tax payments. Given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by international regulatory action, the accounts may become illiquid for an indeterminate period of time or there may be other circumstances that we are unable to predict.

     Moreover, our anticipated cash, cash equivalents and short-term investments balance at December 31, 2008 includes $2.8 million of auction-rate securities. We received notice in October 2008 from the broker of our failed auction-rate securities that the broker would repurchase our investments at full par value of $2.8 million by December 31, 2008. However, as of the date of this report, we have not received any proposed repurchase documentation and the redemption of the failed auction-rate securities had not yet occurred. Accordingly, our anticipated cash, cash equivalents and short-term investments balance at December 31, 2008 may be lower than we anticipate if the settlement does not occur or occurs on terms other than currently anticipated.
     In addition, we may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue, due to the price at which our stock may trade at future dates (as our stock price relates to the amount of payments we anticipate we will be required make to MIG shareholders as discussed above), and in order to defend against, settle or pay damages related to a pre-litigation dispute to which we are currently a party. We also intend to enter into new licensing arrangements for existing or new licensed intellectual properties, which may require us to make royalty payments at the outset of the agreements well before we are able to collect cash payments and/or recognize revenue associated with the licensed intellectual properties.
     If our cash sources are insufficient to satisfy our cash requirements, we may be required to sell convertible debt or equity securities to raise additional capital. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. We currently have an $8.0 million credit facility with a lender, which expires in February 2009. Our credit facility contains financial covenants and restrictions that limit our ability to draw down the entire $8.0 million (see Notes 7 and 12 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report) and in the event of a default, would preclude us from drawing down on it at all. Utilizing our credit facility or incurring other debt would result in debt service obligations and result in operating and financial covenants that could restrict our operations. In addition, if we were to draw down on the facility, it would result in deemed repatriation of earnings resulting in adverse tax consequences to us and potential additional tax, including cash tax payments. Accordingly, we do not expect to draw down on our existing facility. However, while the above discussion assumes that we will not replace the facility, we expect to establish a different facility with a term of at least 12 months to replace the current facility.
     We will continue to investigate additional opportunities to generate working capital, reduce our operating expenses and reduce our other commitments in order to continue to have cash available to meet our corporate operating requirements, satisfy any debt service obligations, and enhance our working capital position.
     If future circumstances develop that are materially different from our current expectations, our audit report for the year ending December 31, 2008 may include an explanatory paragraph regarding our ability to continue as a going concern.
Contractual Obligations
     The following table is a summary of our contractual obligations as of September 30, 2008:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations, net of sublease income	$10,069	$928	$5,939	$3,202	$—
Guaranteed royalties(1)	17,247	5,263	11,075	909	—
FIN 48 obligations, including interest and penalties(2)	4,352	—	—	—	4,352

Total	$31,668	$6,191	$17,014	$4,111	$4,352

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Some of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Some of these minimum payments totaling $13.7 million have been recorded as liabilities on our consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)	As of September 30, 2008, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on our consolidated balance sheet. As of September 30, 2008, the settlement of our income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.

     Additionally, we may be obligated to pay up to $20.0 million of additional consideration to the MIG shareholders, payable up to 30% in Glu stock and 70% in cash, and up to $5.0 million of bonuses, payable entirely in Glu stock, to two officers of MIG if specified financial milestones are achieved in 2008. We anticipate that based on MIG’s estimated results for fiscal 2008, we will be obligated to pay additional consideration totaling $25.0 million in stock and cash to MIG shareholders. See “ — Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments” above for details.
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
     As of September 30, 2008, we had $2.8 million of principal invested in auction-rate securities, all of which were rated AAA at the time of purchase but were downgraded to A in July 2008. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, 28, or 35 days; every six months; etc.), based on market demand for a reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. The monthly auctions historically have provided a liquid market for these securities. Following a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.
     Given the current negative liquidity conditions in the global credit and capital markets, the auction-rate securities held by us at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The underlying assets of our auction-rate securities are corporate bonds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. For example, in the fourth quarter of 2007, we recorded a pre-tax impairment charge of $806,000 and during the nine months ended September 30, 2008, we recorded an additional pre-tax impairment charge of $1.2 million reflecting the decrease in estimated value of our auction-rate securities as of September 30, 2008 that were determined to be other-than-temporary as a result of two failed auctions.

     As of September 30, 2008, the contractual maturities of our remaining two auction-rate securities were 2017. Although we may not have the ability to liquidate these investments within one year of the balance sheet date, we may need to sell the securities within the next year to fund operations. Accordingly, the investments were classified as current assets on the consolidated balance sheets.
     In October 2008, our sponsoring broker notified us that it will be repurchasing our entire $2.8 million of failed auction-rate securities at par value. Once we receive the funds, which we believe will be in the fourth quarter of 2008, we will reverse all previously recorded impairments resulting in a gain of $2.0 million in the fourth quarter of 2008. Additionally, we will record the amounts received as cash and cash equivalents.
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
     As of September 30, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Chile, China, France, Germany, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Also, there are currency and other regulations that may restrict our ability to transfer cash held in international financial institutions for use in other operations; compliance with these requirements may not be achieved quickly and may also result in measurable costs.
     Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of September 30, 2008, Verizon Wireless accounted for 22.8% of our total accounts receivable, and no other carrier represented more than 10% of our total accounts receivable. As of December 31, 2007, Verizon Wireless accounted for 23.5% of our total accounts receivable, and no other carrier represented more than 10% of our total accounts receivable.
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

ITEM 4T. CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. For example, we are engaged in a contractual dispute with a licensor related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which the licensor is currently claiming that it is owed approximately $600,000, plus attorney’s fees and costs. We do not believe we are party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations or financial position.
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
     We have incurred significant losses since inception, including a net loss of $17.9 million in 2005, a net loss of $12.3 million in 2006 and a net loss of $3.3 million in 2007. As of December 31, 2007 we had an accumulated deficit of $52.4 million, which increased to $121.9 million as of September 30, 2008. We expect to continue to increase expenses as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new games including for new platforms, further international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our revenue growth in recent periods should not be considered indicative of our future performance. In fact, in future periods, our revenues could decline. Accordingly, we may not be able to achieve profitability in the future.
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
     We were incorporated in May 2001 and began selling mobile games in July 2002. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
•	maintain our current, and develop new, wireless carrier relationships, particularly in international markets;

•	maintain and expand our current, and develop new, relationships with third-party branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and third-party branded content owners;

•	maintain and enhance our own brands;

•	continue to develop new high-quality mobile games that achieve significant market acceptance, including for new high-end handsets;

•	continue to port existing mobile games to new mobile handsets;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	increase the number of end users of our games;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our website and third-party direct-to-consumer distributors;

•	expand our development capacity in countries with lower costs;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments including new platforms and pricing and distribution models; and

•	attract, integrate, retain and motivate qualified personnel.
     We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, which could adversely impact our operating results and financial condition.
Our financial results could vary significantly from quarter to quarter and are difficult to predict.
     Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual games and carrier relationships represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed, or we may experience a significant reduction in revenue if licenses are not renewed or we may incur impairments of prepaid royalty guarantees if our forecast for games based on licensed intellectual property is lower than we anticipated at the time we entered into the license agreement. For example, in the quarter ended September 30, 2008, we incurred a $1.9 million impairment of certain prepaid royalties and royalty guarantees primarily due to reduced revenue expectations in connection with two distribution arrangements. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.
     We are also subject to macroeconomic fluctuations in the U.S. and global economies, including those that impact discretionary consumer spending, which have recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future. For example, some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in 67 countries in approximately 15 different currencies. In the quarter ended September 30, 2008, some of these currencies fluctuated by up to 15%. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed.
     In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new mobile games released by us and our competitors;

•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and games released in prior periods;

•	changes in prominence of deck placement for our leading games and those of our competitors;

•	the strength in demand for new mobile devices;

•	the expiration of existing content licenses for particular games;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in pricing policies by our carriers related to downloading content, such as our games and other content;

•	changes in the mix of original and licensed games, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the timeliness of reporting from carriers;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, mobile games and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign currency exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.
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

We currently rely primarily on wireless carriers to market and distribute our games and thus to generate our revenues. In particular, subscribers of Verizon Wireless represented 23.0% of our revenues in 2007. The loss of or a change in any significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.
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
     Many other factors outside our control could impair our ability to generate revenues through a given carrier, including the following:
•	the carrier’s preference for our competitors’ mobile games rather than ours;

•	the carrier’s decision not to include or highlight our games on the deck of its mobile handsets;

•	the carrier’s decision to discontinue the sale of our mobile games or all mobile games like ours;

•	the carrier’s decision to offer games to its subscribers without charge or at reduced prices;

•	the carrier’s decision to require market development funds from publishers like us;

•	the carrier’s decision to restrict or alter subscription or other terms for downloading our games;

•	the carrier’s decision to facilitate the sale of games to consumers who have purchased new high-end smartphones, such as the RIM Blackberry and Microsoft Danger devices, directly to consumers or to do so through third-parties;

•	a failure of the carrier’s merchandising, provisioning or billing systems;

•	the carrier’s decision to offer its own competing mobile games;

•	the carrier’s decision to transition to different platforms and revenue models; and

•	consolidation among carriers.
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
     Moreover, the terms of any completed or future acquisition may require that we make future cash or stock payments to shareholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made. For example, we anticipate that, based on MIG’s estimated results for 2008, we will be obligated to pay in 2009 additional consideration totaling $25.0 million in stock and cash to MIG shareholders. Assuming our stock price remains at levels at which it has traded in the ten trading days preceding November 13, 2008, our stockholders will experience substantial dilution when we issue the required shares and the elective shares as part of the MIG earnout payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments” for additional details.
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
     International sales represented approximately 44.8% and 46.2% of our revenues in 2006 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, opened our Hong Kong office in July 2005 (which in the second quarter of 2008 we implemented a plan to close following our acquisition of MIG and its operations in Beijing), expanded our presence in the European market with our acquisition of iFone in March 2006, opened an office in France in the third quarter of 2006, opened additional offices in Brazil and Germany in the fourth quarter of 2006, opened additional offices in China, Italy and Spain in the second quarter of 2007, opened an office in Chile in the fourth quarter of 2007, acquired China-based MIG in December 2007, opened an office in Sweden in the first quarter of 2008, acquired Superscape, which has a significant presence in Russia, in March 2008, opened an office in Mexico in the second quarter of 2008, opened an office in Australia in the third quarter of 2008 and opened offices in Malaysia and Colombia in the fourth quarter of 2008. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:
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
     Our business depends, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, some companies have recently launched new mobile handsets or mobile platforms, including Apple (iPhone), Google (Android), and Nokia (N-Gage). We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, or if we miss the key holiday selling period, either because the introduction of a new handset is delayed or we do not deploy our games in time for the holiday selling season, our revenues would likely decline and our business, operating results and financial condition would likely suffer.
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

     Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. Our market is experiencing a growth in adoption of smartphones, such as the RIM Blackberry and Microsoft Danger devices. For many of our wireless carriers, these smartphones are not yet directly integrated into the carrier’s provisioning infrastructure that would allow them to sell games directly to consumers, and games are instead sold through third parties, which is a more cumbersome process for consumers and results in a smaller revenue share for us. These factors could harm our business, operating results and financial condition.
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
     As of September 30, 2008, we had $20.7 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in money market funds and auction-rate securities. These investments are denominated in U.S. dollars.

     As of September 30, 2008, we had $2.8 million of principal invested in auction rate securities, all of which were rated AAA at the time of purchase but were downgraded to A in July 2008. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, 28, or 35 days; every six months; etc.), based on market demand for a reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. The monthly auctions historically have provided a liquid market for these securities. Following a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.
     Given the current negative liquidity conditions in the global credit and capital markets, the auction-rate securities held by us at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The underlying assets of our auction-rate securities are corporate bonds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. For example, in the fourth quarter of 2007, we recorded a pre-tax impairment charge of $806,000, in both the first and second quarters of 2008, we recorded additional pre-tax impairments of $235,000 and in the third quarter of 2008, we recorded an additional pre-tax impairment of $682,000 reflecting the decrease in estimated value of our auction-rate securities as of September 30, 2008 that were determined to be other-than-temporary as a result of two failed auctions.
     As of September 30, 2008, the contractual maturities of the remaining two auction-rate securities were 2017. Although we may not have the ability to liquidate these investments within one year of the balance sheet date, we may need to sell the securities within the next year to fund operations. Accordingly, the investments are classified as short-term investments on the September 30, 2008 and December 31, 2007 consolidated balance sheets. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value and our current carrying value.
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
We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.
     The operation of our business and our efforts to grow our business further, including through additional acquisitions, will require significant cash outlays and commitments, such as with our recent acquisitions. In addition to our general operating expenses and prepaid and guaranteed royalty payments, beginning in the first half of 2009, we anticipate that we will be obligated to begin to pay up to an aggregate of $25.0 million in cash and stock earnouts and bonuses related to our acquisition of MIG. As discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments” if our cash, cash equivalents and short-term investments balances and any cash generated from operations and from our IPO are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the IPO price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

     In addition, we may elect to draw down on our $8.0 million credit facility. Utilizing our credit facility or incurring other debt would result in debt service obligations and may result in operating and financial covenants that could restrict our operations. In addition, our $8.0 million credit facility expires in February 2009, and we expect to establish another facility with a term of at least 12 months. Any failure by us to increase our working capital, particularly in the next 12 months, would have a significant impact on our business and financial condition.
Our stock price has been highly volatile and has experienced a significant decline, and may continue to be volatile and decline further.
     The trading price of our common stock has fluctuated in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as:
•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	the volatility in the stock market generally and inherent in stocks within the emerging sector within which we conduct business;

•	and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.
     In addition, the stock markets, including The NASDAQ Global Market on which our common stock is listed, have recently and in the past, experienced extreme price and volume fluctuations that have affected the market prices of many companies, some of which appear to be unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.
     Since becoming a publicly traded security listed on The NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.50 per share and closing low of below $1.00 per share. The last reported sale price of our shares on November 10, 2008 was $0.35 per share. Under Nasdaq’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90-days following notification by Nasdaq, Nasdaq may delist our common stock from trading on The NASDAQ Global Market. While Nasdaq has suspended the minimum bid price and market value requirements until January 19, 2009, there can be no assurance that Nasdaq will extend the suspension or that our common stock will remain eligible for trading on the Nasdaq Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.
Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
     Although we currently transact approximately three-fifths of our business in U.S. Dollars, we also transact approximately one-third of our business in pounds sterling and Euros and a small portion of our business in other currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. For example, during the quarter ended September 30, 2008, we recorded a $1.3 million foreign currency exchange loss primarily related to the revaluation of intercompany balance sheet accounts. To date, we have not engaged in exchange rate hedging activities. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit our ability to react to rapid foreign currency devaluations.

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
     The net proceeds of our IPO were $74.8 million. Through September 30, 2008, we used approximately $12.0 million of the net proceeds to repay in full the principal and accrued interest on an outstanding loan and $14.7 million of the net proceeds for the acquisition of MIG. We used approximately $34.5 million of the net proceeds for the acquisition of Superscape upon declaring the tender offer wholly unconditional and paid an additional $2.3 million for the remaining Superscape shares outstanding in May 2008. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.
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
Repurchase of Common Stock

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
July 1, 2008 to July 31, 2008	28,548	$0.75
August 1, 2008 to August 31, 2008	—	—
September 1, 2008 to September 30, 2008	—	—

Total	28,548	$0.75
     In July 2008, we paid total cash consideration of $21,411 to repurchase 28,548 unvested shares at their original exercise price of $0.75 per share that had been issued to a former officer of Glu under the 2001 Stock Plan. There were no other repurchases during the three months ended September 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5. OTHER INFORMATION
     On October 22, 2008, our Board of Directors adopted Amended and Restated Bylaws (the “Bylaws”), which were amended to, among other things:
     (1) revise Article II, Section 1.11 (Notice of Stockholder Business; Nominations) to:
•	Require that any stockholder of the Company who submits a nomination for election to the Board of Directors or a stockholder proposal for consideration at a meeting of stockholders to deliver a notice to the Company (a “Stockholder Notice”) , which shall include, among other things (i) in the case of a stockholder nomination for election as a director, specified information regarding ownership of Company stock and related derivative securities, including ownership information of an Associated Person (as defined below) of such nominee or stockholder; and (ii) in all instances (including where the stockholder is submitting a nominee for election), specified name and address information and specified information regarding ownership of Company stock and related derivative securities for such stockholder or beneficial owner and any Associated Person (collectively, the “Securityholdings”);

•	Require that any such notice specify (a) whether the stockholder or beneficial owner intends to solicit proxies from holders of, in the case of a proposal, at least the percentage of the Company’s voting shares required under applicable law to carry the proposal or, in the case of a nomination or nominations, a sufficient number of holders of the Company’s voting shares to elect such nominee or nominees (an affirmative statement of such intent being a “Solicitation Notice”), and (b) to the extent known by such stockholder or beneficial owner or any Associated Person, (i) information regarding any other stockholder or holder of derivative interests supporting the proposed nominee(s) for election or the proposal of other business (such stockholder other holder, an “Aligned Person”), and (ii) whether such stockholder, beneficial owner, Aligned Person or any associated person intends to acquire, directly or indirectly, capital stock representing a majority the voting power of the capital stock of the Company or the power to elect or nominate a majority of the Board of Directors;

•	Require that the stockholder or any beneficial owner giving the Stockholder Notice must give notice to the Company’s secretary within two business days of any change in the Securityholdings of such stockholder or beneficial owner and any Associated Person occurring between the date of delivery of the Stockholder Notice and the closing of the polls at the meeting (each a “Securityholdings Update”) including specified information regarding the change; and

•	Provide that any failure by such a stockholder or beneficial owner to provide any Securityholdings Update shall preclude the stockholder or beneficial owner and any Associated Person from voting those Securityholdings at the meeting (and authorize the chairman, secretary or inspector of elections of the meeting to disallow and disregard any such vote purported to be cast).
     The term “Associated Person” means with respect to any subject stockholder or other person (including any proposed nominee) (a) any person controlling, directly or indirectly, or acting in concert with, such stockholder or other person, (b) any beneficial owner of shares of stock of the Company owned of record or beneficially by such stockholder or other person, (c) any person controlling, controlled by or under common control with such Associated Person and (d) any associate (as defined in Rule 405 under the Securities Act of 1933, as amended), of such stockholder or other person.
     (2) revise Article V (Stock) to provide that stock certificates upon which the signature of departed officers, or transfer agent or registrar personnel following such departure, shall be effective irrespective of such departure:
     (3) revise Article VI (Indemnification) to:
•	reinforce that changes in the Delaware General Corporation Law and changes in bylaws can only broaden, and not reduce, existing indemnification rights;

•	reduce exceptions to the Bylaw provision regarding advancement of funds;

•	provide specified default indemnification terms where the Company does not have an indemnification agreement with a covered person; and

•	specify that the Bylaws provide a contract right to indemnification that continues following the time that the covered person ceased to be a director or officer.
     (4) revise Article X (Amendment) to require the approval of Company stockholders holding at least two-thirds of the voting power of the Company’s outstanding voting stock to amend the Bylaw that authorizes the Company’s Board of Directors to fix by resolution the size of the Board:
     The description of changes to Bylaws described herein is qualified in its entirety by reference to the Bylaws, a copy of which is filed as Exhibit 99.01 (and the redline showing the changes from the Company’s prior bylaws filed as Exhibit 99.02) to the Current Report on Form 8-K filed by us on October 28, 2008.
Appointment of Section 16 Officers and Summary of Compensation Terms
     On October 22, 2008, our Board of Directors designated each of Kevin S. Chou, our Vice President and General Counsel, and Thomas M. Perrault, our Vice President, Global Human Resources as “officers” for purposes of Section 16 of the Exchange Act.
     Mr. Perrault’s offer letter with us is filed as Exhibit 10.01 to this report, and a summary of Mr. Chou’s compensation terms is filed as Exhibit 10.02 to this report. In addition to the compensation terms described in Mr. Perrault’s offer letter, we have agreed to enter into a change of control and severance agreement with Mr. Perrault in substantially the same form as we have entered into with our other non-CEO executive officers.
ITEM 6. EXHIBITS
     The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLU MOBILE INC.
Date: November 14, 2008	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.01	Amended and Restated Bylaws of Glu Mobile Inc., dated October 22, 2008.	8-K	001-33368	99.01	10/28/08

10.01#	Offer Letter, between Glu Mobile Inc. and Thomas M. Perrault, dated as of July 17, 2008.					X

10.02#	Summary of Compensation Terms for Kevin S. Chou, dated as of October 31, 2008.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

#	Indicates a management contract or compensatory plan or arrangement.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile specifically incorporates it by reference.