Form 10-K
period 2008-12-31
GLU MOBILE INC
filed 2009-03-13
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368
Glu Mobile Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2143667 (IRS Employer Identification No.)
2207 Bridgepointe Parkway, Suite 250 San Mateo, California (Address of Principal Executive Offices)	94404 (Zip Code)
(650) 532-2400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The Nasdaq Global Market, was approximately $94,596,927. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 1, 2009, was 29,599,948.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report in the section titled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (the “SEC”) filings. We undertake no obligation to update the forward-looking statements after the date of this report.

PART I

Item 1.	Business

Corporate Background

General

Glu Mobile designs, markets and sells games for mobile phones. We have developed and published a portfolio of casual and traditional games designed to appeal to a broad cross section of the subscribers served by our wireless carriers and other distributors. We create games and related applications based on third-party licensed brands and other intellectual property, as well as on our own original brands and intellectual property. Our games based on licensed intellectual property include Call of Duty, Deer Hunter, Diner Dash, Family Feud, The Dark Knight, Transformers, World Series of Poker and Zuma. Our original games based on our own intellectual property include Bonsai Blast, Get Cookin’, Brain Genius, My Hangman, Space Monkey, Stranded and Super K.O. Boxing. We are based in San Mateo, California and have offices in London, France, Germany, Spain, Italy, Poland, Russia, China, Brazil, Chile, Canada and Mexico.

We were incorporated in Nevada in May 2001 as Cyent Studios, Inc. and changed our name to Sorrent, Inc. later that year. In November 2001, we incorporated a wholly owned subsidiary in California, and, in December 2001, we merged the Nevada corporation into this California subsidiary to form Sorrent, Inc., a California corporation. In May 2005, we changed our name to Glu Mobile Inc. In March 2007, we reincorporated in Delaware and implemented a 3-for-1 reverse split of our common stock and convertible preferred stock. Also in March 2007, we completed our initial public offering and our common stock is traded on the Nasdaq Global Market under the symbol “GLUU”.

Acquisitions

In December 2004, we acquired Macrospace Limited, or Macrospace, a company registered in England and Wales; in March 2006, we acquired iFone Holdings Limited, or together with its affiliates iFone, a company registered in England and Wales; in December 2007, we acquired Beijing Zhangzhong MIG Information Technology Co. Ltd., or together with its affiliates MIG, a domestic limited liability company organized under the laws of China; and in March 2008, we acquired Superscape Group plc, or together with its affiliates Superscape, a company registered in England and Wales with operations in Russia and the United States.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Our internet website is located at www.glu.com and our investor relations website is located at www.glu.com/corp/pages/investors.aspx. The information on our website is not incorporated into this report. Copies of this 2008 Annual Report on Form 10-K may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 2207 Bridgepointe Parkway, Suite 250, San Mateo, California 94404 or by calling 650-532-2400.

Business Developments and Highlights

In 2008, we took the following actions to support our business:

•	We completed our acquisition of Superscape, adding an additional studio in Moscow and 3-D capabilities to our development team and completed the integration of MIG.

•	During the second half of 2008, we reduced our total operating expenses by approximately 19% from second quarter 2008 levels to better align expenses with our revenue expectations.

•	We restructured our MIG earnout and bonus payments from stock and cash payments due in 2009 to all cash payments due in 2009 and 2010.

•	We renegotiated and extended until December 2010 our $8.0 million line of credit.

The mobile games market underwent meaningful changes in 2008. The global economic downturn has caused a slowdown in handset sales, which in turn reduced the number of games purchased on traditional carrier-based mobile phones. We believe that this slowdown in the base carrier business will result in an absolute reduction in the number of handsets sold in 2009, which in turn will result in a slowdown in sales of mobile games, including our games.

However, we believe that there has been an increase in the number of smartphones being sold and the migration of mobile phone customers from traditional handsets to much more advanced platforms and next generation devices, such as Apple’s iPhone, Research In Motion’s BlackBerry, Google’s Android and Nokia’s N-Gage. The introduction of these devices and platforms has drawn some of our customers away from the carrier-based business, which represents the vast majority of our customer base. For us to succeed in 2009 and beyond, we believe that we must publish mobile games that are widely accepted and commercially successful on these new platforms. However, succeeding in this channel will be challenging for us for several reasons, including: (1) the open nature of the development platforms for certain of these next-generation devices increases substantially the number of our competitors and reduces our competitive advantage due to our porting capabilities; (2) many of our key licenses do not grant us the rights to develop games for the iPhone; (3) the direct-to-consumer model is a new distribution channel for us, and we must develop a marketing strategy that allows us to generate sustainable and increasingly profitable revenues, without significantly increasing our marketing or development expenses; and (4) we have a limited ability to invest heavily in this strategy.

Our Strategy

Our goal is to be the leading global publisher of mobile games. To achieve this goal, we plan to:

•	continue to create high-quality games;

•	expand our development and publishing capabilities to include next-generation devices, as well as other attractive platforms for our games;

•	seek to establish leadership in emerging distribution channels, including direct-to-consumer digital storefronts and app stores;

•	invest in our studio and technical development capabilities;

•	leverage and grow our portfolio of games, including creating additional franchises of games based on our original intellectual property;

•	leverage and strengthen our carrier distribution relationships; and

•	strengthen our licensing relationships.

Our Products

We design our portfolio of games to appeal to the diverse interests of the broad wireless subscriber population. We focus on developing a portfolio of games across a number of genres designed to increase adoption and repeat purchase rates by subscribers. Revenues from applications other than games were not material.

End users typically purchase our games from their wireless carrier and are billed on their monthly phone bill. In the United States, one-time fees for unlimited use generally range between approximately $5.00 and $10.00, and prices for subscriptions generally range between approximately $2.50 and $4.00 per month, typically varying by game and carrier. In Europe, one-time fees for unlimited use generally range between approximately $2.50 and $10.00 (at current exchange rates), and prices for subscriptions generally range between approximately $1.50 and $4.00 per month (at current exchange rates), typically varying by game and carrier. Prices in the Asia-Pacific and Latin America regions are generally lower than in the United States and Europe. Carriers normally share with us 40% to 65% of their subscribers’ payments for our games, which we record as revenues. For games based on licensed brands, we, in turn, share with the content licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was approximately 34% in 2008 and 31% in 2007. However, the individual royalty rates that we pay can be significantly above or below the average because our licenses were signed over a number of years and in many cases were negotiated by one of the companies we acquired. The royalty rates also vary based on factors, such as the strength of the licensed brand.

Our portfolio of games includes original games based on our own intellectual property and games based on brands and other intellectual property licensed from branded content owners. These latter games are inspired by non-mobile brands and intellectual property, including movies, board games, Internet-based casual games and console games. In 2008 and 2007, Glu-branded original games accounted for approximately 25.0% and 11.9% of our revenues, respectively. As a result of the diversification of our portfolio, we do not expect any licensor to account for more than 10% of revenues in 2009.

For more information on the revenues for the last three fiscal years by geographic areas, please see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Sales, Marketing and Distribution

We market and sell our games primarily through wireless carriers. We also coordinate our marketing efforts with carriers and mobile handset manufacturers in the launch of new games with new handsets. We are often required to execute simultaneous and coordinated “day-and-date” game launches, which are typically used for games associated with other content platforms such as films, television and console games. If we are unable to execute any such launch, our relationship with the content owner may be harmed, we could be subject to litigation or we could fail to recognize revenues associated with a timely launch of a game, any of which could harm our business and result in a loss of revenues.

We co-market our games with our partners, including wireless carriers, branded content owners and direct-to-consumer companies. For example, when we create an idea for a game, we discuss the game with wireless carriers early in the development process to gain an understanding of the attractiveness of the game to them, to obtain their other feedback regarding the game, and to develop plans for co-marketing and a potential launch strategy. We also coordinate our marketing efforts with those of branded content owners, especially for a coordinated day-and-date launch. In addition, we work with our wireless carriers to develop merchandising initiatives, such as pre-loading of games on handsets, often with free trials, Glu-branded game menus that offer games for trial or sale, and pay-per-play or other alternative billing arrangements.

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

If wireless carriers choose to give our games less favorable deck placement, our games may be less successful than we anticipate and our business, operating results and financial condition may be materially harmed.

End users download our mobile games and related applications to their handsets, and typically their carrier bills them a one-time fee or monthly subscription fee, depending on the end user’s desired payment arrangement and the carrier’s offerings. Our carrier distribution agreements establish the portion of revenues that will be retained by the carrier for distributing our games and other applications. Our carrier agreements do not establish us as the exclusive provider of mobile games with the carriers, do not require them to market or distribute our games and typically have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party. In addition, the carriers can usually terminate these agreements early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. In many of these agreements, we warrant that our games do not contain libelous or obscene content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property.

For the traditional carrier-based mobile phone business, where we have historically generated most of our revenues, wireless carriers generally control the price charged to end users for our mobile games either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change established prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our games, or changes in these prices could adversely affect market acceptance of those games. Similarly, for the significant minority of our carriers, including Verizon Wireless, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all, even though our wholesale price was reduced. A failure or delay by these carriers in adjusting the retail price for our games could adversely affect sales volume and our revenues for those games.

We currently have agreements with numerous wireless carriers and other distributors. Verizon Wireless accounted for 21.4% and 23.0% of our revenues in 2008 and 2007, respectively. No other carrier represented more than 10.0% of our revenues in either of these years. In addition, in 2008, we derived approximately 51.4% of our revenues from relationships with five carriers, and in 2007, we derived approximately 55.4% of our revenues from relationships with five carriers, in each year including Verizon Wireless. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than 20 carriers for the foreseeable future.

Although we expect carriers will continue to be our primary means of distributing our games in the foreseeable future, we also market and sell our games through our own website, various Internet portals, and increasingly, direct-to-consumer digital storefronts, such as the Apple and Google App Stores. Currently, revenues from these alternative distribution channels have been immaterial to date. However, we believe that our continued success depends on our ability to publish games for these channels that are commercially successful, particularly for the direct-to-consumer digital storefronts and app stores.

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

Studios

We have six internal studios that create and develop games and other entertainment products tailored to mobile handsets. These studios, based in San Mateo, California; London, England; Beijing, China; Hefei, China; Sao Paulo, Brazil and Moscow, Russia, have the ability to design and build products from original intellectual property, based on games originated in other media such as online and game consoles, or based on other licensed brands and intellectual property.

Where we license intellectual property from films or other brands or content not based on games from other media, our game development process involves a significant amount of creativity. Generally, for the carrier distribution channel, licensed console or Internet games require more than a simple port to the mobile environment, and our developers must create games that are inspired by the game play of the original. In each of these cases, creative and technical studio expertise is necessary to design games that appeal to end users and work well on handsets with their inherent limitations, such as small screen sizes and control buttons.

Product Development

We have developed proprietary technologies and product development processes that are designed to enable us to rapidly and cost effectively develop and publish games that meet the needs of our wireless carriers and other distributors. These technologies and processes include:

•	development platforms;

•	porting tools and processes;

•	broad development capabilities;

•	application hosting;

•	provisioning and billing capabilities;

•	merchandising and marketing platform; and

•	thin client-server platform.

Since the markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile handsets, and changing end-user preferences, continuous investment is required to innovate and publish new games and to modify existing games for distribution on new platforms. We publish the majority of our games internally, as described under “— Studios” above; however, in certain cases we will retain a third-party to support our development activities. To date, we have not filed to register any patents or copyrights related to our product development processes or our games.

As of December 31, 2008, we had 445 employees in research and development, up from 287 as of December 31, 2007. Research and development expenses were $32.1 million, $22.4 million and $16.0 million for 2008, 2007 and 2006, respectively. We expect 2009 spending for research and development activities to be lower in absolute dollars versus 2008 levels, but we intend to shift a sizeable portion of these dollars to development activities for next-generation platforms. However, we cannot be certain that we will be able to successfully develop new games that satisfy end user preferences and technological changes or that any such games will achieve market acceptance and commercial success.

Competition

Our primary competitors include Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. In the future, likely competitors include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Wireless carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games. If carriers enter the mobile game market as publishers, they might refuse to distribute some or all of our games or might deny us access to all or part of their networks. Additionally, we compete with other independent developers who publish content for certain of the next-generation platforms.

Developing, distributing and selling mobile games is a highly competitive business. For end users, we compete primarily on the basis of game quality, brand and price. For wireless carriers, we compete for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

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

Further, our capital resources limit the number of games that we can develop and market, particularly for the newer next-generation devices, and if we are unable to predict the types of games that will achieve commercial success or the appropriate level of marketing investment for our games, we may achieve substantially lower revenues and earnings than we anticipate.

For more information on our competition, please see the Risk Factor — “The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do” and the other risk factors described in Part I, Item 1A of this report.

Intellectual Property

Our intellectual property is an essential element of our business. We use a combination of trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We own 21 trademarks registered with the U.S. Patent and Trademark Office, including Glu, Superscape, Super K.O. Boxing and our ‘g’ character logo, and have six trademark applications pending with the U.S. Patent and Trademark Office, including Bonsai Blast, Brain Genius and Space Monkey. We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets. Registrations of both U.S. and foreign trademarks are renewable every ten years.

In addition, many of our games and other applications are based on or incorporate intellectual property that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that generally range from two to five years. Our licensed brands include, among others, Call of Duty, Deer Hunter, Diner Dash, Family Feud, The Dark Knight, Transformers, World Series of Poker and Zuma. Our licensors include a number of well-established video game publishers and major media companies. However, third-party licenses may not continue to be available to us on commercially acceptable terms, or at all.

From time to time, we encounter disputes over rights and obligations concerning intellectual property. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our games or other applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party, any of which would have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our websites, which will be increasingly important to our business as we continue to market our products directly to end users and we collect information, including personal identifiable information, about our end user customers. Those rules vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (e.g., violence, sexually explicit content, language).

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Department of Labor, Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on our operations.

Employees

As of February 28, 2009, we had 550 employees, including 415 in research and product development. Of our total employees as of February 28, 2009, 142 were in the United States and Canada, 146 were in Europe, 199 were in Asia Pacific and 63 were in Latin America. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

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

We have incurred significant losses since inception, including a net loss of $12.3 million in 2006, a net loss of $3.3 million in 2007 and a net loss of $106.7 million in 2008. As of December 31, 2008, we had an accumulated deficit of $159.1 million. During 2008, we incurred aggregate charges of approximately $77.6 million for goodwill, royalty impairments and restructuring activities. If we continue to incur these charges, our profitability will continue to decline. In addition, during 2008, we also incurred $25.0 million in indebtedness related to the restructuring of the MIG earnout and bonus payments, and in the first quarter of 2009, we drew down under our revolving credit facility under which we had $5.1 million outstanding as of February 28, 2009. In addition, we may be required to implement additional initiatives designed to increase revenues, such as increased marketing for our new games, particularly for the next-generation platforms, and acquiring content. If our revenues do not increase to offset these additional expenses and debt payments, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructuring, we will continue to incur significant losses and will not become profitable. Finally, we expect our 2009 revenues to be lower than our 2008 revenues, and in future periods, our revenues could continue to decline. Accordingly, we may not achieve profitability in the future.

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business.

We were incorporated in May 2001 and began selling mobile games in July 2002. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early-stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	respond to market developments, including next-generation platforms, technologies and pricing and distribution models;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our website and third-party direct-to-consumer distributors;

•	maintain our current, and develop new, wireless carrier relationships, particularly in international markets;

•	maintain and expand our current, and develop new, relationships with third-party branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and third-party branded content owners;

•	maintain and develop greater consumer awareness of our games based on our own intellectual property and the Glu brand;

•	continue to develop new high-quality mobile games that achieve significant market acceptance, particularly for new next-generation handsets;

•	continue to port existing mobile games to new mobile handsets;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	expand our development capacity in countries with lower costs;

•	execute our business and marketing strategies successfully; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, which could adversely impact our operating results and financial condition.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This is particularly true for 2009, as we implemented significant cost-reduction measures in 2008, making it difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. Individual games and carrier relationships represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are added or renewed, we may experience a significant reduction in revenue if licenses are not renewed or we may incur impairments of prepaid royalty guarantees if our forecast for games based on licensed intellectual property is lower than we anticipated at the time we entered into the agreement. For example, in 2008, we impaired $6.3 million of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the U.S. and global economies, including those that impact discretionary consumer spending, which have recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in 72 countries in approximately 23 different currencies and in 2008 some of these currencies fluctuated by up to 40%. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Failure to meet market expectations would likely result in decreases in the trading price of our common stock.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new mobile games released by us and our competitors, including those for next-generation platforms;

•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and games released in prior periods;

•	changes in prominence of deck placement for our leading games and those of our competitors;

•	the strength or weakness in consumer demand for new mobile devices;

•	the expiration of existing content licenses for particular games;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in pricing policies by our carriers related to downloading content, such as our games;

•	changes in the mix of original and licensed games, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the timeliness and accuracy of reporting from carriers;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, mobile games and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	changes in accounting rules, such as those governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The development, distribution and sale of mobile games is a highly competitive business. For end users, we compete primarily on the basis of game quality, brand and price. For wireless carriers, we compete for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

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

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	pre-existing relationships with brand owners or carriers that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;

•	greater resources to make acquisitions;

•	the ability or willingness to offer competing products at no charge or supported by in-game advertising;

•	lower labor and development costs; and

•	broader global distribution and presence.

In addition, given the open nature of the development and distribution for certain next-generation platforms, such as the Apple iPhone and Google Android, we also compete with a vast number of small companies and individuals who are able to create and launch mobile games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce prices to levels at which we are unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for the iPhone. As of February 28, 2009, there were approximately 4,500 games available on the Apple App Store since its launch in July 2008. The proliferation of titles on the Apple App Store makes it difficult for us to differentiate ourselves from other developers and to compete for end users purchasing content for their iPhone and iPod Touch devices without substantially reducing our prices or increasing spending to market our products. Certain of our large competitors have considerably greater resources than we do, enabling them to develop more games than we can and to do so more quickly, which causes further challenges, especially on the next-generation platforms. If our industry continues to shift to a sales and distribution model similar to the App Store our ability to compete would be further challenged, since the vast majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not direct-to-consumer channels.

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

The operation of our business and our efforts to grow our business further, including through additional acquisitions, will require significant cash outlays and commitments, such as with our past acquisitions. As of December 31, 2008, we had $19.2 million of cash and cash equivalents. In addition to our general operating expenses and prepaid and guaranteed royalty payments, we have debt service obligations related to our drawing down as of February 28, 2009 $5.1 million under our revolving credit facility and our issuing an aggregate of $25.0 million in subordinated notes in December 2008 in connection with our restructuring of the MIG earnout and bonus payments. If our cash, cash equivalents and short-term investments balances and any cash generated from operations and borrowings under our credit facility are insufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations and debt repayment obligations. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments.”

Our stock price has fluctuated and declined significantly since our IPO in March 2007, and may continue to fluctuate, may not rise and may decline further, which could cause our stock to be delisted from trading on the NASDAQ Global Market.

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as:

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the recent and continuing unprecedented volatility in the financial markets;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our industry, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings or other changes by any securities analysts who follow our company or our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	lawsuits threatened or filed against us; and

•	market conditions or trends in our industry or the economy as a whole.

In addition, the stock markets, including the NASDAQ Global Market on which our common stock is listed, have recently and in the past, experienced extreme price and volume fluctuations that have affected the market prices of many companies, some of which appear to be unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation against us could result in substantial costs and divert our management’s attention and resources.

Since becoming a publicly traded security listed on the NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.50 per share and closing low of $0.23 per share. The last reported sale price of our shares on February 27, 2009 was $0.49 per share. Our stock has traded below $1.00 per share since October 30, 2008. Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it may delist our common stock from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. While NASDAQ has suspended the minimum bid price and market value requirements until April 20, 2009, there can be no assurance that NASDAQ will extend the suspension or that our common stock will remain eligible for trading on the NASDAQ Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

We have outstanding debt obligations and may incur additional debt in the future, which could adversely affect our financial condition and results of operations.

In December 2008, we renegotiated and extended our $8.0 million revolving credit facility, which is secured by substantially all of our assets, including our intellectual property. As of February 28, 2009, we had outstanding borrowings of $5.1 million, and we expect to continue to borrow during the term of the facility for general working capital purposes and to satisfy our other debt obligations. In addition, in December 2008, we issued an aggregate of $25.0 million in promissory notes to former shareholders of MIG to restructure the earnout and bonus payments that we owe to them. This debt may adversely affect our operating results and financial condition by, among other things:

•	requiring us to dedicate a portion of our expected cash from operations to service our debt, thereby reducing the amount of expected cash flow available for other purposes, including funding our operations;

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•	limiting our ability to pursue acquisitions that may be accretive to our business; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

Our credit facility imposes restrictions on us, including requiring us to maintain compliance with specified financial covenants and to maintain a certain level of cash deposits with the lender. Our ability to comply with these covenants may be affected by events beyond our control. Our expectations regarding cash sufficiency assume that our revenues will be sufficient to enable us to comply with the earnings-related financial covenant. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this financial covenant. However, reducing our operating expenses will be very challenging for us, since we undertook restructuring activities in the fourth quarter of 2008 that reduced our operating expenses significantly from second quarter 2008 levels. Should we be required to further reduce operating expenses, it could have the effect of reducing our revenues. In addition, the credit facility may adversely affect our ability to incur certain liens and sell the company. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness could be declared immediately due and payable. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments” for additional information regarding our credit facility.) Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business, including potentially forcing us to file for bankruptcy protection. For more information about our debt obligations, see Note 8 to Notes to Condensed Consolidated Financial Statements.

A continued slowdown in sales of mobile devices, particularly the devices for our carrier-based business which represents the vast majority of our revenues, could have a material adverse impact on our revenues, financial position and results of operations.

We currently derive the vast majority of our revenues from sales of our games on traditional mobile devices through our wireless carriers. While our 2008 revenues increased over our 2007 revenues, the increase was considerably slower than we expected due to a decrease in the growth of sales in our carrier-based business, resulting primarily from a decrease in the growth of handset unit sales, which in turn led to a decrease in the number of games that we sold. We expect that we will continue to derive a significant portion of our revenues from our carrier-based business in 2009. Any continued slowdown in the growth of that business or in sales of handset units for that business, could have a material adverse impact on our revenues, financial position and results of operations.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

Although we currently transact approximately one-half of our business in U.S. Dollars, we also transact approximately one-fourth of our business in pounds sterling and Euros and the remaining portion of our business in other currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency exchange gains and losses. For example, in 2008, we recorded a $3.0 million foreign currency exchange loss primarily related to the revaluation of intercompany balance sheet accounts. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

We face additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit our ability to react to rapid foreign currency devaluations and to repatriate funds to the U.S. should we require additional working capital. In particular, we intend to repatriate between $4.0 to $5.0 million of available funds, no later than the quarter ended June 30, 2009, to satisfy our note repayment obligations. If we are unable to repatriate these funds within that time frame, it would have a material impact on our financial condition and cash position.

Some provisions in our certificate of incorporation, bylaws and the terms of some of our licensing and distribution agreements and our credit facility may deter third parties from seeking to acquire us.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	only our chairman of the board, our lead independent director, our chief executive officer, our president or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders are able to take action only at a meeting of stockholders and not by written consent;

•	only our board of directors and not our stockholders is able to fill vacancies on our board of directors;

•	our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before a meeting of stockholders.

In addition, the terms of a number of our agreements with branded content owners and wireless carriers effectively provide that, if we undergo a change of control, the applicable content owner or carrier will be entitled to terminate the relevant agreement. Also, our credit facility provides that a change in control of our company is an event of default, which accelerates all of our outstanding debt, thus effectively requiring that we or the acquirer be willing to repay the debt concurrently with the change of control or that we obtain the consent of the lender to proceed with a change of control transaction. Individually or collectively, these matters may deter third parties from seeking to acquire us.

Failure to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new mobile games or to continue to offer our current games based on third-party content.

Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 75.0%, 88.1% and 88.4% of our revenues in 2008, 2007 and 2006, respectively. In 2008, revenues derived under various licenses from our four largest licensors, Atari, Playfirst, PopCap and Sega, together accounted for approximately 25% of our revenues. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, one of our licenses with Hasbro under which we created our Battleship, Clue, Game of Life and Monopoly games, which in the past have accounted for a significant portion of our revenues, expired in March 2008, and we experienced a decline in revenues as a result. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. Moreover, many of our licensors have not granted us the right to develop games for some next-generation platforms, such as the iPhone, and may instead choose to develop games for the iPhone themselves. Additionally, licensors may elect to work with publishers who can develop and publish products across multiple platforms, such as mobile, online and console, which we currently cannot offer.

Increased competition for licenses may lead to larger guarantees, advances and royalties that we must pay to our licensors, which could significantly increase our cost of revenues and cash usage. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Our budget for new licenses in 2009 is a substantial reduction from the amount we have spent for new licenses in prior years. Our anticipated reduced spending on new licenses in 2009, which we may decide to further reduce if we require more working capital for other purposes than we currently anticipate, may adversely impact our title plan and our ability to generate revenues in 2010 and future periods. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new mobile games or to continue to offer our current games, which would materially harm our business, operating results and financial condition.

Even if we succeed in gaining new licenses or extending existing licenses, we may fail to anticipate the entertainment preferences of our end users when making choices about which brands or other content to license. If the entertainment preferences of end users shift to content or brands owned or developed by companies with which we do not have relationships, we may be unable to establish and maintain successful relationships with these developers and owners, which would materially harm our business, operating results and financial condition.

We currently rely primarily on wireless carriers to market and distribute our games and thus to generate our revenues. In particular, subscribers of Verizon Wireless represented 21.4% of our revenues in 2008. The loss of or a change in any significant carrier relationship, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.

A significant portion of our revenues is derived from a limited number of carriers. In 2008, we derived approximately 51.4% of our revenues from relationships with five carriers, including Verizon Wireless, which accounted for 21.4% of our revenues. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than 20 carriers for the foreseeable future. If any of our carriers decides not to market or distribute our games or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us. In addition, having our revenues concentrated among a limited number of carriers also creates a credit concentration risk for us, and in the event that any significant carrier were unable to fulfill its payment obligations to us, our operating results and cash position would suffer. Finally, our credit facility’s borrowing base is tied to our accounts receivable. If any of our wireless carriers were delinquent in their payments to us, it would reduce our borrowing base and could require us to immediately repay any borrowings outstanding related to such carrier. If any of these eventualities come to pass, it could materially reduce our revenues and otherwise harm our business.

End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing mobile games that wireless carriers will place on their decks and end users will buy. We must continue to invest significant resources in research and development, licensing efforts, marketing and regional expansion to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games and the availability of other entertainment activities. If our games and related applications do not respond to the requirements of our carriers or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a subsequent shift in our carriers or the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our games, increase our costs and cause our games to be of lower quality or to be published later than anticipated.

End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the BREW and Java platforms, and more recently we have experience developing games for the Apple iPhone, Google Android, Blackberry, i-mode, Mophun, N-Gage, Symbian and Windows Mobile platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a different technology platform, such as Adobe Flash Lite, or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

Inferior deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

Wireless carriers provide a limited selection of games that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the number of games available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top-level menus highlighting games that are recent top sellers, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional games sorted by genre. We believe that deck placement on the top-level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in higher game sales. If carriers choose to give our games less favorable deck placement, our games may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed.

We have depended on no more than ten mobile games for a majority of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2008 and 2007, we generated approximately 30.5% and 52.7% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in either of those periods. We expect to release a relatively small number of new games each year for the foreseeable future. If these games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our mobile games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new such relationships, and is also critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple and Google App Stores and directly from us. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users and carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content, we could experience damage to our reputation and brand, and our attractiveness to wireless carriers, licensors and end users might be reduced. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.

International sales represented approximately 52.0% and 46.2% of our revenues in 2008 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which has a significant presence in Russia, in March 2008. In addition, we have offices in France, Germany, Spain, Italy, Poland, China, Brazil, Chile, Canada and Mexico. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:

•	challenges caused by distance, language and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	foreign currency exchange rate fluctuations;

•	difficulties in staffing and managing international operations;

•	potential violations of the Foreign Corrupt Practices Act, particularly in certain emerging countries in East Asia, Eastern Europe and Latin America;

•	greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;

•	protectionist laws and business practices that favor local businesses in some countries;

•	potential adverse foreign tax consequences;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States, particularly China;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	political, economic and social instability;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in certain countries.

In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. As a result, our ongoing international expansion efforts may be more costly than we expect. As a result of our international expansion in Asia, Europe and Latin America, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws. If we become subject to increased taxes or new forms of taxation imposed by governmental authorities, our results of operations could be materially and adversely affected.

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.

Wireless carriers generally control the price charged for our mobile games and the billing and collection for sales of our mobile games and could make decisions detrimental to us.

Wireless carriers generally control the price charged for our mobile games either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our games, or changes in these prices could adversely affect market acceptance of those games. Similarly, for some of our carriers, including Verizon Wireless, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all (even though our wholesale price was reduced). A failure or delay by these carriers in adjusting the retail price for our games, could adversely affect sales volume and our revenues for those games.

In addition, wireless carriers have the ability to change their pricing policy with their customers for downloading content, such as our games. For example, Verizon Wireless, our largest carrier, in 2008 began imposing a data surcharge to download content on those of its customers who had not otherwise subscribed to a data plan. Such charges have, and could in the future, deter end users from purchasing our content.

Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. Our market is experiencing a growth in adoption of smartphones, such as the Apple iPhone, RIM Blackberry and Microsoft Danger devices. For many of our wireless carriers, these smartphones are not yet directly integrated into the carrier’s provisioning infrastructure that would allow them to sell games directly to consumers, and games are instead sold through third parties, which is a more cumbersome process for consumers and results in a smaller revenue share for us. These factors could harm our business, operating results and financial condition.

If we fail to deliver our games at the same time as new mobile handset models are commercially introduced, our sales may suffer.

Our business depends, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, some companies have recently launched new mobile handsets or mobile platforms, including Apple (iPhone), Google (Android) and Nokia (N-Gage). In addition, consumers generally purchase the majority of content, such as our games, for a new handset within a few months of purchasing the handset. We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because we do not adequately build into our title plan the demand for games for a particular handset or platform or experience of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Future mobile handsets may significantly reduce or eliminate wireless carriers’ control over delivery of our games and force us to rely further on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.

Substantially all our games are currently sold through carriers’ branded e-commerce services. We have invested significant resources developing this sales channel. However, a growing number of handset models currently available allow wireless subscribers to browse the Internet and, in some cases, download applications from sources other than a carrier’s branded e-commerce service, such as the Apple and Google App Stores. In addition, developing other application delivery mechanisms, such as premium-SMS or our own direct-to-consumer website, enable subscribers to download applications without having to access a carrier’s branded e-commerce service. Increased use by subscribers of open operating system handsets, premium-SMS delivery systems or our website will enable them to bypass carriers’ branded e-commerce services and could reduce the market power of carriers. This could force us to rely further on alternative sales channels where we may not be successful selling our games and could require us to increase our sales and marketing expenses significantly. As with our carriers, we believe that inferior placement of our games and other mobile entertainment products in the menus of off-deck distributors will result in lower revenues than might otherwise be anticipated from these alternative sales channels. We may be unable to develop and promote our direct website distribution sufficiently to overcome the limitations and disadvantages of off-deck distribution channels and our efforts to promote direct distribution could prove expensive. This could harm our business, operating results and financial condition.

If a substantial number of the end users that purchase our games by subscription change mobile handsets or if wireless carriers switch to subscription plans that require active monthly renewal by subscribers, our sales could suffer.

Subscriptions represent a significant portion of our revenues. As handset development continues, over time an increasing percentage of end users who already own one or more of our subscription games will likely upgrade from their existing handsets. With some wireless carriers, end users are not able to transfer their existing subscriptions from one handset to another. In addition, carriers may switch to subscription billing systems that require end users to actively renew, or opt-in, each month from current systems that passively renew unless end users take some action to opt-out of their subscriptions. In either case, unless we are able to re-sell subscriptions to these end users or replace these end users with other end users, our sales would suffer and this could harm our business, operating results and financial condition.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile handsets, our attractiveness to wireless carriers and branded content owners will be impaired, and our sales and financial results could suffer.

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

Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, in the future we will be required to port existing and new games to a broader array of handsets and develop versions specific to new next-generation handsets. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new advanced mobile handsets, including the iPhone, N-Gage and those based on the Android platform, is longer and thus developing and porting for the new platforms is more costly than developing and porting for games for traditional mobile phones. These additional costs could harm our business, operating results and financial condition.

Our industry is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of games and mobile handsets on which they are played; the commercial success of any movies upon which one of more of our games are based; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

If one or more of our games were found to contain hidden, objectionable content, our reputation and operating results could suffer.

Historically, many video games have been designed to include hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. For example, our Super K.O. Boxing game includes additional characters and game modes that are available with a code (usually provided to a player after accomplishing a certain level of achievement in the game). These features have been common in console and computer games. However, in several recent cases, hidden content or features have been included in other publishers’ products by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some of this hidden content and these hidden features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. If a game we published were found to contain hidden, objectionable content, our wireless carriers and other distributors of our games could refuse to sell it, consumers could refuse to buy it or demand a refund of their money, and, if the game was based on licensed content, the licensor could demand that we incur significant expense to remove the objectionable content from the game and all ported versions of the game. This could have a materially negative impact on our business, operating results and financial condition.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to attract, integrate and retain our key personnel, namely our management team and experienced sales and engineering personnel. We may experience difficulty assimilating our newly hired personnel, which may adversely affect our business. In addition, we must retain and motivate high quality personnel, and we must also attract and assimilate other highly qualified employees. Competition for qualified management, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees that are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, Superscape, which has a significant presence in Russia, in March 2008 and MIG, which is based in China, in December 2007. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

•	declining employee morale and retention issues resulting from changes in compensation, management, reporting relationships, future prospects or the direction of the business;

•	the need to integrate each acquired company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company that the acquired companies lacked prior to acquisition;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

•	liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

If the anticipated benefits of any future acquisitions do not materialize, we experience difficulties integrating businesses acquired in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results. For example, during 2008 we incurred an aggregate goodwill impairment charge related to write-downs in the third and fourth quarters of 2008 of $69.5 million as the fair values of our three reporting units were determined to be below their carrying values.

Moreover, the terms of acquisitions may require that we make future cash or stock payments to shareholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made. For example, pursuant to our merger agreement with MIG, we were required to make $25.0 million in future cash and stock payments to the former MIG shareholders, which payments we renegotiated in December 2008. Had we paid the MIG earnout and bonus payments on their original terms, we could have experienced a potential cash shortfall related to the cash payments and our stockholders could have experienced substantial dilution related to the stock payments.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with this report. We have incurred, and expect to continue to incur, substantial accounting and auditing expenses and expend significant management time in complying with the requirements of Section 404. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our business and operating results may be harmed.

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management and resources.

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

Our business is subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our web sites, which will be increasingly important to our business as we continue to market our products directly to end users. Those rules vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (e.g., violence, sexually explicit content, language). Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

System or network failures could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on wireless carriers’ and other third-party networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of our games. In certain circumstances, we also rely on our own servers to deliver games on demand to end users through our carriers’ networks. In addition, certain of our subscription-based games, such as World Series of Poker, require access over the mobile Internet to our servers to enable certain features. Any technical problem with carriers’, third parties’ or our billing, delivery or information systems or communications networks could result in the inability of end users to download our games, prevent the completion of billing for a game, or interfere with access to some aspects of our games. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any such technical problems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 52,100 square feet in San Mateo, California for our corporate headquarters, including our operations, studio and research and development facilities, pursuant to a sublease agreement that expires in July 2012. We have a right of first offer to lease additional space on the second floor of our building. We lease approximately 10,600 square feet in London, England for our principal European offices, pursuant to a lease that expires in October 2011. We have an option to extend the London lease for five years and a right of first refusal to lease additional space in our building. We lease approximately 16,354 square feet in Beijing, China for our principal Asia Pacific offices and our China studio facilities, pursuant to two leases that both expire in July 2010. We have an option to extend the Beijing leases for two years. We lease approximately 12,800 square feet in Moscow, Russia for our Russia studio facilities, pursuant to a lease that expires in February 2010. We also lease properties in San Clemente, California, Brazil, Chile, Hefei, China, France, Germany, Italy and Spain. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. For example, we are engaged in a contractual dispute with a licensor related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which the licensor is currently claiming that it is owed approximately $600,000, plus attorney’s fees and costs. We do not believe we are party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations or financial position. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “GLUU” since our IPO in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on the NASDAQ Global Market. The closing price of our common stock on February 27, 2009 was $0.49.

	High	Low

Year ended December 31, 2007
First quarter (beginning March 22, 2007)	$12.29	$10.00
Second quarter	$14.67	$9.78
Third quarter	$14.10	$7.61
Fourth quarter	$10.41	$4.77
Year ended December 31, 2008
First quarter	$5.72	$3.75
Second quarter	$5.77	$3.85
Third quarter	$4.70	$1.86
Fourth quarter	$2.00	$0.22

Our stock price has fluctuated and declined significantly since our IPO. If our stock price continues to remain below $1.00, our stock could be delisted from trading on the NASDAQ Global Market. Please see the Risk Factor — “Our stock price has fluctuated and declined significantly since our IPO in March 2007, and may continue to fluctuate, may not rise and may decline further, which could cause our stock to be delisted from trading on the NASDAQ Global Market” — in Part I, Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from March 22, 2007 (the date our common stock commenced trading on The NASDAQ Stock Market) through December 31, 2008 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

The above information under the heading “Stock Price Performance Graph” shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the Securities and Exchange Commission, whether made before or after the date of this report, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2008, concerning securities authorized for issuance under all of our equity compensation plans: our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which plan terminated upon the adoption of the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”). Each of the 2007 Plan and ESPP contains an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 3% and 1%, respectively, of our shares of Common Stock outstanding on the preceding December 31st to the shares reserved for issuance under each plan. In addition, pursuant to a “pour over” provision in our 2007 Plan, options that are cancelled, expired or terminated under the 2001 Plan are added to the number of shares reserved for issuance under our 2007 plan.

Number of
Securities
Remaining
	Number of			Available for
	Securities to be		Weighted-	Future Issuance
	Issued Upon		Average	Under Equity
	Exercise of		Exercise Price	Compensation
	Outstanding		of Outstanding	Plans (Excluding
	Options,		Options,	Securities
	Warrants and		Warrants	Reflected in
Plan Category	Rights		and Rights	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	4,867,383		$7.7912	1,313,647	(1)
Equity compensation plans not approved by security holders	262,400	(2)	4.4247	337,600	(3)

Total:	5,129,783		5.1797	1,651,247	(4)

(1)	Represents 597,238 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 716,409 shares available for issuance under the ESPP. In addition, 525,575 shares subject to outstanding options under the 2001 Plan may be re-issued under the 2007 Plan pursuant to the pour over provision described above.

(2)	Represents outstanding options under the Inducement Plan.

(3)	Represents shares available for issuance under the Inducement Plan, which plan permits the grant of non-qualified stock options.

(4)	Excludes 887,524 shares available for issuance under the 2007 Plan and 295,841 shares available for issuance under the ESPP, which in each case were added to the respective share reserve on January 1, 2009 pursuant to the evergreen provisions described above.

In March 2008, our Board of Directors adopted the Inducement Plan to augment the shares available under its existing 2007 Plan. The Inducement Plan, which has a ten-year term, did not require the approval of the Company’s stockholders. The Company initially reserved 600,000 shares of its common stock for grant and issuance under the Inducement Plan, and as of December 31, 2008, there were 337,600 shares available for future grants under the Inducement Plan. We may only grant NSOs under the Inducement Plan and grants under the Inducement Plan may only be made to persons not previously an employee or director of Glu, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with us and to provide incentives for such persons to exert maximum efforts for our success. We may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of our Board of Directors. The fair value of our common stock is determined by the last sale price of our stock on the NASDAQ Global Market on the date of determination. If any option granted under the 2008 Plan expires or terminates for any reason without being exercised in full, the unexercised shares will be available for grant by us under the Inducement Plan. All outstanding NSOs are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the Inducement Plan. If we were acquired and the acquiring corporation did not assume or replace the NSOs granted under the Inducement Plan, or if we were to liquidate or dissolve, all outstanding awards will expire on such terms as our Board of Directors determines.

Stockholders

As of February 28, 2009, we had approximately 135 record holders of our common stock and approximately 1,500 beneficial holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our line of credit facility, entered into in February 2007 and amended in December 2008, prohibits us from paying any cash dividends without the prior written consent of the lender. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

For the year ended December 31, 2008, we did not sell any unregistered securities.

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-139493) relating to our IPO was declared effective by the SEC on March 21, 2007.

The net proceeds of our IPO were $74.8 million. Through December 31, 2008, we used approximately $12.0 million of the net proceeds to repay in March 2007 the entire principal and accrued interest on an outstanding loan from the lender, $13.6 million of the net proceeds for the acquisition of MIG, net of cash acquired, and $30.0 million, net of cash acquired, for the acquisition of Superscape. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.

Our management retains broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in a variety of financial instruments consisting principally in money market funds. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues	$89,767	$66,867	$46,166	$25,651	$7,022
Cost of revenues:
Royalties	22,562	18,381	13,713	7,256	1,359
Impairment of prepaid royalties and guarantees	6,313	—	355	1,645	231
Amortization of intangible assets	11,309	2,201	1,777	2,823	126
Impairment of intangible assets	—	—	—	1,103	—

Total cost of revenues	40,184	20,582	15,845	12,827	1,716

Gross profit	49,583	46,285	30,321	12,824	5,306

Operating expenses(1):
Research and development	32,140	22,425	15,993	14,557	6,474
Sales and marketing	26,066	13,224	11,393	8,515	3,692
General and administrative	20,971	16,898	12,072	8,434	3,468
Amortization of intangible assets	261	275	616	616	26
Restructuring charge	1,744	—	—	450	—
Acquired in-process research and development	1,110	59	1,500	—	—
Impairment of goodwill	69,498	—	—	—	—
Gain on sale of assets	—	(1,040)	—	—	—

Total operating expenses	151,790	51,841	41,574	32,572	13,660

Loss from operations	(102,207)	(5,556)	(11,253)	(19,748)	(8,354)
Interest and other income (expense), net	(1,356)	1,965	(872)	541	(69)

Loss before income taxes and cumulative effect of change in accounting principle	(103,563)	(3,591)	(12,125)	(19,207)	(8,423)
Income tax benefit (provision)	(3,126)	265	(185)	1,621	101

Loss before cumulative effect of change in accounting principle	(106,689)	(3,326)	(12,310)	(17,586)	(8,322)
Cumulative effect of change in accounting principle	—	—	—	(315)	—
Minority interest in consolidated subsidiaries	(3)	—	—	—	—

Net loss	(106,692)	(3,326)	(12,310)	(17,901)	(8,322)
Accretion to preferred stock	—	(17)	(75)	(63)	(1,351)
Deemed dividend	—	(3,130)	—	—	—

Net loss attributable to common stockholders	$(106,692)	$(6,473)	$(12,385)	$(17,964)	$(9,673)

Net loss per share attributable to common stockholders — basic and diluted loss before cumulative effect of change in accounting principle	$(3.63)	$(0.14)	$(2.48)	$(4.37)	$(5.45)
Cumulative effect of change in accounting principle	—	—	—	(0.07)	—
Accretion to preferred stock	—	—	(0.02)	(0.02)	(0.89)
Deemed dividend	—	(0.14)	—	—	—

Net loss per share attributable to common stockholders — basic and diluted	$(3.63)	$(0.28)	$(2.50)	$(4.46)	$(6.34)

Weighted average common shares outstanding	29,379	23,281	4,954	4,024	1,525

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Research and development	$714	$939	$207	$158	$28
Sales and marketing	5,174	674	322	132	59
General and administrative	2,097	2,186	1,211	987	454

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cash and cash equivalents and short-term investments	$19,166	$59,810	$12,573	$21,616	$8,393
Total assets	92,076	161,505	81,799	49,498	37,608
Current portion of long-term debt	14,000	—	4,339	—	—
Long-term debt, less current portion	10,125	—	724	—	—
Redeemable convertible preferred stock	—	—	76,363	57,190	31,495
Total stockholder’s equity/(deficit)	$26,794	$129,461	$(25,185)	$(17,393)	$(1,418)

Please see Note 2, Note 3 and Note 8 of Notes to Consolidated Financial Statements, for a discussion of factors such as accounting changes, business combinations, and any material uncertainties (if any) that may materially affect the comparability of the information reflected in selected financial data, described in Part II, Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations are intended to identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our expectations regarding competition and our ability to compete effectively;

•	our belief that for us to succeed in 2009 and beyond, we must publish mobile games on next-generation platforms that are widely accepted and commercially successful;

•	our expectations regarding development of future products;

•	our beliefs regarding trends for our business, and the markets in which we compete, including that next-generation platforms represent the growth area for the mobile gaming industry;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including forecasts, comparable companies and other assumptions used to estimate the fair value of our goodwill;

•	our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;

•	our assessments and estimates that determine our effective tax rate and valuation allowance;

•	our belief that our cash and cash equivalents, borrowings under our revolving credit facility, cash flows from operations and our ability to repatriate cash from foreign locations will be sufficient to meet our working capital needs, contractual obligations, debt service obligations, capital expenditure requirements and similar commitments for at least the next 12 months from the date of this report;

•	our expectation that we will generate cash from operations in the latter half of 2009;

•	our expectation that we will be able to maintain compliance with the financial and other covenants in our credit facility; and

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings.

Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” elsewhere in this report. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:

•	Overview that discusses at a high level our operating results and some of the trends that affect our business;

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements;

•	Recent Accounting Pronouncements;

•	Results of Operations, including a more detailed discussion of our revenues and expenses; and

•	Liquidity and Capital Resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for fiscal 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for 2008 were $89.8 million, a 34% increase over 2007, in which we reported revenues of $66.9 million. This increase was primarily driven by our acquisitions of MIG and Superscape. However, the increase was offset by a decrease in growth of our sales in our carrier-based business, resulting primarily from a decrease in the growth of handset unit sales, which in turn led to a decrease in the growth in the number of games that we sold. Our revenue growth rate will continue to depend significantly on continued growth in the mobile games market and our ability to continue to attract new end users in that market, purchases of new mobile handsets, and the overall strength of the economy, particularly in the U.S. Our future revenues would be adversely affected if there were a continued slowdown in the growth of our carrier business, which we expect will generate the vast majority of our revenues in 2009. In addition, our revenue growth rate may be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, imposes a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of other factors, including our relationships with our carriers and licensors. Even if mobile games based on licensed content or brands remain popular with end users, any of our licensors could decide not to renew our existing license or not to license additional intellectual property to us and instead license to our competitors or develop and publish their own mobile games or other applications, competing with us in the marketplace. The loss of any key relationships with our carriers or licensors could impact our revenues in the future. We expect our 2009 revenues to be lower than our 2008 revenues, and in future periods, our revenues could continue to decline.

Our net loss in 2008 was $106.7 million versus a net loss of $3.3 million in 2007. This increase was driven by royalty impairments of $6.3 million, goodwill impairments of $69.5 million and additional operating expenses associated with the acquisitions of MIG and Superscape. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with our financial covenants. However, reducing our operating expenses will be very challenging for us, since we undertook restructuring activities in the fourth quarter of 2008 that reduced our operating expenses significantly from second quarter 2008 levels. Should we be required to further reduce operating expenses, it could have the effect of reducing our revenues.

Cash and cash equivalents and short-term investments at December 31, 2008 totaled $19.2 million, a decrease of $40.6 million from $59.8 million at December 31, 2007. This decrease is primarily due to $30.0 million net cash paid in March 2008 for the Superscape acquisition, net of cash acquired, and $8.3 million for prepaid license agreements. Our cash balance at December 31, 2008 includes $2.8 million from the redemption, at full par value, of our previously impaired auction rate securities. See “Liquidity and Capital Resources,” later in this Item 7 for more information.

Significant Transactions

In March 2008, we acquired Superscape, a global publisher of mobile games, to deepen and broaden our game library, gain access to 3-D game development resources and to augment our internal production and publishing resources with a studio in Moscow, Russia. We paid 10 pence (pound sterling) in cash for each issued share of Superscape for a total purchase price of $38.8 million, consisting of cash consideration of $36.8 million and transaction costs of $2.1 million. Due to decreases in our long-term forecasts and current market capitalization the entire goodwill resulting from the Superscape acquisition was impaired during the year ended December 31, 2008.

In December 2007, we acquired MIG to accelerate our presence in China, deepen our relationship with China Mobile, the largest wireless carrier in China, acquire access and rights to leading franchises for the Chinese market, and augment our internal production and publishing resources with a studio in China. We purchased all of MIG’s then outstanding shares for a total purchase price of $30.5 million, consisting of cash consideration to MIG shareholders of $14.7 million and transaction costs of $1.3 million. As a result of the attainment of the revenue and operating income milestones in 2008 by MIG, we were committed to pay the $20.0 million in additional consideration to the MIG shareholders and the $5.0 million of bonuses to two officers of MIG. Due to our current cash positions and liquidity concerns, in December 2008, we restructured the timing and nature of these payments in December 2008 and issued to former shareholders of MIG an aggregate of $25.0 million in promissory notes, which are due in 2009 and 2010. Due to decreases in our long-term forecasts and current market capitalization a portion of the goodwill resulting from the MIG acquisition was impaired during the year ended December 31, 2008.

In March 2007, we completed our IPO in which we sold and issued 7.3 million shares of common stock at a price of $11.50 per share to the public. We raised a total of $84.0 million in gross proceeds from the IPO, or approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.9 million and other offering costs of $3.3 million.

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

We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:

•	revenue recognition;

•	advance or guaranteed licensor royalty payments;

•	short-term investments;

•	business combinations — purchase accounting;

•	long-lived assets;

•	goodwill;

•	stock-based compensation; and

•	income taxes.

Revenue Recognition

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

Advance or Guaranteed Licensor Royalty Payments

Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owner, we recorded a minimum guaranteed liability of approximately $12.5 million as of December 31, 2008. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of our liability. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, we also evaluate the realization of our royalties as well as any unrecognized guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans and current and anticipated sales levels. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we record an impairment charge in the period such impairment is indicated. Subsequently, if actual market conditions are more favorable than anticipated, amounts of prepaid royalties previously written down may be utilized, resulting in lower cost of revenues and higher income from operations than previously expected in that period. During 2008, 2007 and 2006, we recorded impairment charges of $6.3 million, zero and $355,000, respectively. The impairments we recorded in

2008 were predominantly related to distribution agreements in EMEA whose actual and forecasted sales have not met our initial expectations and will not generate sufficient revenues to recoup our royalty commitment.

Short-Term Investments

We invested in auction-rate securities that are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals set at the time of issuance (e.g., every seven, 28 or 35 days or every six months), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. As of December 31, 2008, we had no investments in auction-rate securities. As of December 31, 2007, we had $2.8 million of principal invested in two auction-rate securities, each of which were rated AAA as of the date of the investment, with contractual maturities of 2017.

We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. We recorded an $806,000 write down due to a decline in fair value of two failed auctions as of December 31, 2007 that was determined to be other-than-temporary based on quantitative and qualitative assumptions and estimates using valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, the ratings of the underlying securities, our intent to continue to hold these securities and the continued and further deterioration in the auction-rate securities market. These securities were redeemed at their respective par values by the sponsoring broker in the fourth quarter of 2008, resulting in an $806,000 realized gain for the year ended December 31, 2008.

Business Combinations — Purchase Accounting

Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. See “— Goodwill” below. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

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

During the quarter ended December 31, 2008, the global economic conditions that affect our industry have deteriorated as evidenced by the decline in our stock price, resulting in a significant reduction in our market capitalization. Based on the guidance of SFAS 144, we determined that we had a triggering event and tested our purchased intangible assets for recoverability. Accordingly, we performed an assessment of our purchased intangible assets to test for recoverability in accordance with SFAS 144.

In accordance with SFAS 144, the Company’s long-lived assets and liabilities are tested at the lowest levels for which there are identifiable cash flows. The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets. The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group which ranges from 2 to 5 years. The result of the analysis indicated that the estimated undiscounted cash flows exceeded the carrying amount of the long-lived assets. Accordingly, no intangible asset impairments were recorded.

Given the current macro economic environment and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions made for purposes of the long-lived asset impairment tests during 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived assets are not achieved, it is reasonably possible that an impairment review may be triggered. If a triggering event causes an impairment review to be required, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. SFAS 142 requires us to perform an impairment review of our goodwill balance at least annually, which we do as of September 30 each year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In our impairment reviews, we look at the goodwill allocated to our reporting units — the Americas, EMEA and APAC.

SFAS 142 requires a two-step method for determining goodwill impairment. In step one of our annual impairment analysis, we determined the fair value of the reporting units using the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We also compared the results of the income approach and the results of the market approach for reasonableness. Significant assumptions used in our income approach analysis included: expected future revenue growth rates ranging from 3% to 20%, operating profit margins ranging from 3% to 25%; working capital levels of 10% of revenues; asset lives used to generate future cash flows; discount rates ranging from 24% to 35%; and a terminal growth rate of 3%. The fair value of the reporting units was then compared to their carrying values. Under both comparisons, the results indicated the fair value of our APAC reporting unit exceeded its carrying value and therefore, no further analysis was performed. However, the step one analysis for the Americas and EMEA reporting units indicated that their fair values were less than their carrying values, which required us to perform step two for each.

In step two of our annual impairment analysis, we allocated the fair value of the Americas and EMEA reporting units to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of the respective reporting unit’s goodwill. As a result of our step two analysis, we concluded that all $25.4 million of the goodwill attributed to the EMEA reporting unit and $21.2 million of the $24.4 million of the goodwill attributed to the Americas reporting unit was impaired. Therefore, our total non-cash goodwill impairment charge recorded in the third quarter of 2008 was $46.6 million.

During fourth quarter of 2008, the global economic conditions that affect our industry have deteriorated as evidenced by the decline in our stock price, resulting in a significant reduction in our market capitalization. Based on the guidance of SFAS 142, we determined that we had a triggering event that required us to perform an interim goodwill impairment review as of December 31, 2008.

In step one of our interim impairment analysis, we determined the fair value of the reporting units using the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We also compared the results of the income approach and the results of the market approach for reasonableness. Significant assumptions used in our income approach analysis included: expected future revenue growth rates ranging from 3% to 20%, operating profit margins ranging from −4% to 15%;working capital levels of 10% of revenues; asset lives used to generate future cash flows; discount rates ranging from 40% to 50%; and a terminal growth rate of 3%. The fair value of the reporting units was then compared to their carrying values. Under both comparisons, the results indicated the fair value of our Americas and APAC reporting units indicated that their fair values were less than their carrying values, which required us to perform step two for each.

In step two of our interim impairment analysis, we allocated the fair value of the Americas and APAC reporting units to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of the respective reporting unit’s goodwill. As a result of our step two analysis, we concluded that all $3.6 million of the goodwill remaining that had been attributed to the Americas reporting unit and $19.3 million of the $23.9 million of the goodwill attributed to the APAC reporting unit was impaired. Therefore, our total non-cash goodwill impairment charge recorded in the fourth quarter of 2008 was $22.9 million.

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

Stock-Based Compensation

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

In 2008, 2007 and 2006, we recorded total employee non-cash stock-based compensation expense of $8.0 million, $3.8 million and $1.7 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2008 and 2007, our valuation allowance on our net deferred tax assets was $52.3 million and $13.6 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

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

We have not provided federal income taxes on the unremitted earnings of our foreign subsidiaries, other than China, because these earnings are intended to be reinvested permanently. During the fourth quarter of 2008 we changed our assertion such that foreign earnings of one China subsidiary are no longer intended to be indefinitely reinvested in accordance with APB No. 23. As a result we analyzed the need to record deferred taxes related to the foreign undistributed earnings. No deferred tax asset was recognized since we do not believe the deferred tax asset will reverse in the foreseeable future. There was no significant impact of this change in assertion on the provision for (or benefit from) income tax.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Years Ended December 31, 2008 and 2007

Revenues

	Year Ended December 31,
	2008	2007
	(In thousands)

Revenues	$89,767	$66,867

Our revenues increased $22.9 million, or 34.2%, from $66.9 million in 2007 to $89.8 million in 2008, due primarily to revenues from MIG and Superscape, our catalog of titles, broader international distribution reach and increased unit sales of our games. No revenues from MIG or Superscape titles were recorded during the year ended December 31, 2007 compared to $19.1 million recorded during the year ended December 31, 2008. Due to the diversification of our product portfolio, including the titles resulting from the acquisitions of MIG and Superscape, we were not dependent on any single title in 2008. International revenues, defined as revenues generated from carriers whose principal operations are located outside the United States, increased $15.9 million from $30.9 million in 2007 to $46.7 million in 2008, primarily as a result of increased sales in APAC, EMEA and other developing markets, including Latin America.

Cost of Revenues

	Year Ended December 31,
	2008	2007
	(In thousands)

Cost of revenues:
Royalties	$22,562	$18,381
Impairment of prepaid royalties and guarantees	6,313	—
Amortization of intangible assets	11,309	2,201

Total cost of revenues	$40,184	$20,582

Revenues	$89,767	$66,867

Gross margin	55.2%	69.2%

Our cost of revenues increased $19.6 million, or 95.2%, from $20.6 million in 2007 to $40.2 million in 2008. The increase resulted from an increase in royalties, impairment of prepaid royalties and guarantees, and amortization of acquired intangible assets. Royalties increased $4.2 million principally because of higher revenues with associated royalties, including those acquired from Superscape. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 88.1% in 2007 to 75.0% in 2008 as a result of sales of games based on original intellectual property (“IP”) developed by MIG and Superscape. The average royalty rate that we paid on games based on licensed intellectual property increased from 31% in 2007 to 34% in 2008 primarily as a result of our new distribution arrangements with higher royalty rates. As a result of the increase in royalty rates for branded titles and the impairment of prepaid royalties and guarantees, overall royalties as a percentage of total revenues increased from 27% in 2007 to 32% in 2008. The increase in impairment of prepaid royalties and guarantees of $6.3 million in 2008 primarily related to large distribution deals in EMEA that have not performed nor do we believe will perform as initially expected. Amortization of intangible assets increased by $9.1 million as the completion of amortization for certain intangible assets acquired from Macrospace and iFone was offset by the commencement of amortization of intangible assets acquired in 2008 from MIG and Superscape.

Research and Development Expenses

	Year Ended December 31,
	2008	2007
	(In thousands)

Research and development expenses	$32,140	$22,425
Percentage of revenues	35.8%	33.5%

Our research and development expenses increased $9.7 million, or 43.3%, from $22.4 million in 2007 to $32.1 million in 2008. The increase in research and development costs was due to additional costs related to the MIG and Superscape acquisitions and primarily related to payroll and benefit costs of $6.3 million, allocated facilities and facility related costs of $2.4 million, and outside services costs of $0.7 million.

We had 445 employees in research and development as of December 31, 2008 compared to 287 as of December 31. 2007. A restructuring that we affected in the fourth quarter of 2008 resulted in the elimination of 37 research and development employees, but due to the net increase in employees our salaries and benefits related costs had increased as a result. Research and development expenses included stock-based compensation expense of $0.7 million in 2008 and $0.9 million in 2007. As a percentage of revenues, research and development expenses increased from 33.5% in 2007 to 35.8% in 2008.

Sales and Marketing Expenses

	Year Ended December 31,
	2008	2007
	(In thousands)

Sales and marketing expenses	$26,066	$13,224
Percentage of revenues	29.0%	19.8%

Our sales and marketing expenses increased $12.8 million, or 97.1%, from $13.2 million in 2007 to $26.1 million in 2008. The increase was attributable to increases of $5.3 million for the MIG earn out expense, which was recorded in sales and marketing as the two former officers of MIG carried out customer and selling related activities, $4.5 million in stock-based compensation, $2.0 million in salaries and benefits, as we increased our sales and marketing headcount in 2008, $0.7 million in allocated facilities costs and $0.6 million in marketing promotion costs. We increased staffing to expand our marketing efforts for our games and the Glu brand, increase sales efforts to our new and existing wireless carriers and expand our sales and marketing operations into the Asia-Pacific and Latin America regions. As a percentage of revenues, sales and marketing expenses increased from 19.8% in 2007 to 29.0% in 2008 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included $0.7 million of stock-based compensation expense in 2007 and $5.2 million in 2008, the majority of which related to the stock component of the MIG earnout that was to be issued before we renegotiated the payment terms in December 2008.

General and Administrative Expenses

	Year Ended December 31,
	2008	2007
	(In thousands)

General and administrative expenses	$20,971	$16,898
Percentage of revenues	23.4%	25.3%

Our general and administrative expenses increased $4.1 million, or 24.1%, from $16.9 million in 2007 to $21.0 million in 2008. The increase in general and administrative expenses was primarily the result of a $1.5 million increase in accounting, consulting and professional fees, $0.9 million increase in sales, use and business tax fees, $0.8 million increase in salaries and benefits and $0.7 million in depreciation and facilities related costs, partially offset by a reduction in travel, equipment and stock based compensation expense. We increased our general and administrative headcount from 68 in 2007 to 71 in 2008. As a percentage of revenues, general and administrative expenses decreased from 25.3% in 2007 to 23.4% in 2008 as a result of the overall growth of our revenues, which resulted in economies of scale in our general and administrative expenses. General and administrative expenses included stock-based compensation expense of $2.2 million in 2007 and $2.1 million in 2008.

Other Operating Expenses

We had no restructuring charge in 2007 and $1.7 million in 2008. Of the total 2008 restructuring charge recorded, $1.0 million was recorded in the United States, $630,000 was recorded in EMEA and $94,000 was recorded in APAC. We expect that the personnel-related restructuring costs of $1.0 million will be paid in full by March 31, 2009.

Our acquired in-process research and development increased from $0.1 million related to the MIG acquisition in 2007 to $1.1 million related to the Superscape acquisition in 2008. The IPR&D charges recorded in 2007 and 2008 were related to the development of new games. We determined the value of acquired IPR&D from Superscape using a discounted cash flows approach. We calculated the present value of expected future cash flows attributable to the in-process technology using a 22% discount rate. This rate took into account the percentage of completion of the development effort ranging from approximately 20% to 50% and the risks associated with our developing technology given changes in trends and technology in our industry. As of December 31, 2008, all acquired IPR&D projects had been completed at a cost similar to the original projections.

Our goodwill impairment increased from zero in 2007 to $69.5 million in 2008 as the carrying values of our Americas, APAC and EMEA reporting units exceeded their fair values at the time of our annual and interim impairment tests. These assessments were based upon a discounted cash flow analysis and analysis of our market capitalization.

Our gain on sale of assets decreased from $1.0 million in 2007 to zero in 2008. In 2007, we recorded a one time gain on sale of assets of $1.0 million related to the sale of ProvisionX software to a third party in February 2007. Under the terms of the agreement, we will co-own the intellectual property rights to the ProvisionX software, excluding any alterations or modifications following the sale, by the third party.

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

Other Income (Expense), net

Interest and other income (expense), net, decreased from an income of $2.0 million in 2007 to a net expense of $1.4 million in 2008. This decrease was primarily due to foreign currency exchange losses of $3.0 million but partially offset by a $806,000 gain in 2008 for the redemption of the auction-rate securities that were written down in 2007. Additionally, our interest expense decreased $802,000 due to reduced debt outstanding as our $12.0 million loan was repaid in March 2007. This decrease in interest expense was offset by a $2.0 million decrease in our interest income in 2008 as a result of our lower cash balances due to our cash outlays for the acquisitions of MIG and Superscape. We expect our interest expense to increase in the future as a result of our borrowings outstanding under our credit facility and the notes issued to the former shareholders of MIG.

Income Tax Benefit (Provision)

Income tax benefit (provision) decreased from a benefit of $0.3 million in 2007 to a provision of $3.1 million in 2008 as a result of taxable profits in certain foreign jurisdictions, changes in the valuation allowance and increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements.

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

Our sales and marketing expenses increased $1.8 million, or 16.1%, from $11.4 million in 2006 to $13.2 million in 2007. Most of the increase was attributable to a $1.0 million increase in salaries and benefits, as we increased our sales and marketing headcount from 41 to 63 in 2007, an $810,000 increase in marketing and sales programs, and a $352,000 increase in stock-based compensation. We increased staffing to expand our marketing efforts for our games and the Glu brand, to increase sales efforts to our new and existing wireless carriers and to expand our sales and marketing operations into the Asia-Pacific and Latin America regions. As a percentage of revenues, sales and marketing expenses declined from 24.7% in 2006 to 19.8% in 2007 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included stock-based compensation expense of $322,000 in 2006 and $674,000 in 2007.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Consolidated Statement of Cash Flows Data:
Capital expenditures	$3,772	$2,343	$2,047
Cash flows used in operating activities	(5,889)	(951)	(11,018)
Cash flows (used in) provided by investing activities	(31,673)	(8,227)	1,007
Cash flows provided by financing activities	332	62,923	11,252

Since our inception, we have incurred losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $159.1 million as of December 31, 2008. Our primary sources of liquidity since our inception through our IPO of $74.8 million in net proceeds in March 2007 have historically been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million.

Operating Activities

In 2008, we used $5.9 million of net cash in operating activities as compared to $1.0 million in 2007. This increase was primarily due to an increase in our net loss by $103.4 million, increases in prepaid royalties of $6.3 million for new license arrangements, payments for restructuring activities of $2.9 million, a decrease in our accounts payable of $3.4 million and payments for prepaid and other assets of $2.3 million. The increase was partially offset by increases in certain non-cash charges for goodwill impairment of $69.5 million, MIG earn out expense of $9.6 million, impairment of prepaid royalties and guarantees of $6.3 million, and decreases in accounts receivable of $4.6 million, respectively. We expect to continue to use cash in our operating activities during at least the first half of 2009 because of anticipated net operating losses. Additionally, we may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.

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

Investing Activities

Our primary investing activities have consisted of purchases and sales of short-term investments, purchases of property and equipment and, in 2008, 2007 and 2006, the acquisitions of Superscape, MIG and iFone, respectively.

We may use more cash in investing activities in 2009 for acquisitions as well as amounts for property and equipment related to supporting our infrastructure and our development and design studios. We expect to fund these investments with our existing cash and cash equivalents and our revolving credit facility.

In 2008, we used $31.7 million of cash in investing activities. This net use of cash resulted from the acquisition of Superscape, net of cash acquired, of $30.0 million, the purchase of property and equipment of $3.8 million, additional costs related to the MIG acquisition, net of cash acquired of $0.7 million, offset by the redemption of $2.8 million of our previously impaired investments in auction rate securities.

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

Financing Activities

In 2008, we generated $0.3 million of net cash from financing activities resulting from net proceeds from exercises of common stock of $0.2 million and net proceeds from exercises of stock warrants of $0.1 million.

In 2007, we generated $62.9 million of net cash from financing activities, substantially all of which came from the net proceeds of our IPO of $74.8 million offset by the repayment of a loan from Pinnacle Ventures of $12.1 million.

In 2006, we generated $11.3 million of net cash from financing activities, substantially all of which came from the proceeds of a loan from Pinnacle Ventures.

Sufficiency of Current Cash, Cash Equivalents and Short-Term Investments

Our cash and cash equivalents were $19.2 million as of December 31, 2008. During the year ended December 31, 2008, we used $38.7 million of cash. We expect to continue to fund our operations and satisfy our contractual obligations for 2009 primarily through our cash and cash equivalents, borrowings under our revolving credit facility and cash generated by operations during the latter half of 2009. However, there can be no assurances that we will be able to generate positive operating cash flow during the latter half of 2009 or beyond. We believe our cash and cash equivalents, including cash flows from operations, borrowings under our credit facility and our ability to repatriate cash from our foreign locations will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report. However, our cash requirements for that 12-month period may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable , which could lower the borrowing base under our credit facility, and any failure on our part to remain in compliance with the covenants under our revolving credit facility. Our expectations regarding cash sufficiency assume that our revenues will be sufficient to enable us to comply with our credit facility EBIDTA covenant discussed below. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this financial covenant. However, reducing our operating expenses will be very challenging for us, since we undertook restructuring activities in the fourth quarter of 2008 that reduced our operating expenses significantly from second quarter 2008 levels. Should we be required to further reduce operating expenses, it could have the effect of reducing our revenues.

Our cash needs include our requirement to repay $25.0 million under the MIG Notes, $14.0 million of which is payable in 2009 and $11.0 million of which is payable in 2010. (See Note 8 of Notes to Consolidated Financial Statements included in Part IV of this report for more information regarding our debt) Our anticipated cash requirements during 2009 also include payments for prepaid royalties and guarantees, of which approximately a portion is related to new license agreements (for which there is no existing contractual commitment), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See Note 7 of Notes to Consolidated Financial Statements included in Part IV of this report for more information regarding our contractual commitments.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.

We currently have an $8.0 million credit facility with a lender, which expires in December 2010. Our credit facility contains financial covenants and restrictions that limit our ability to draw down the entire $8.0 million. These covenants are as follows:

•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). We must maintain, measured on consolidated basis as of the end of each of the following periods, EBITDA of at least the following:

October 1, 2008 through December 31, 2008	$(1,672,000)
October 1, 2008 through March 31, 2009	$(2,832,000)
January 1, 2009 through June 30, 2009	$(812,000)
April 1, 2009 through September 30, 2009	$1,572,000
July 1, 2009 through December 31, 2009	$4,263,000
October 1, 2009 through March 31, 2010	$5,092,000
January 1, 2010 through June 30, 2010	$5,257,000
April 1, 2010 through September 30, 2010	$5,298,000
July 1, 2010 through December 31, 2010	$6,073,000

For purposes of the above covenant, EBITDA means (a) our consolidated net income, determined in accordance with U.S. generally accepted accounting principles, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expense, plus (f) non-cash goodwill and other intangible assets and royalty impairments, plus (h) non-cash foreign exchange translation charges, minus (i) all of our non-cash income and the non-cash income of our subsidiaries for such period.

•	Minimum Domestic Liquidity: We must maintain at the lender an amount of cash, cash equivalents and short-term investments of not less than the greater of: (a) 20% of our total consolidated unrestricted cash, cash equivalents and short-term investments, or (b) 15% of outstanding obligations under the credit facility.

Our credit facility is collateralized on eligible customer accounts receivable balances, as defined by the lender. There can be no assurances that our eligible accounts receivable balances will be adequate to allow us to draw down on the entire $8.0 million credit facility. In addition, among other things, the credit facility limits our ability to dispose of certain assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. Further, the credit facility requires us to maintain a separate account with the lender for collection of our accounts receivables. All deposits into this account will be automatically applied by the lender to our outstanding obligations under the credit facility.

As of February 28, 2009, we had outstanding borrowings of $5.1 million under our credit facility. Our failure to comply with the financial or operating covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.0%, but no loess than 5.0%, which adversely impact our cash position and result in operating and financial covenants that restrict our operations. See Note 8 of Notes to Consolidated Financial Statements included in Part IV of this report for more information regarding our credit facility.

The credit facility matures on December 29, 2010, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80, or 1.00% of the total commitment.

As of December 31, 2008, we were in compliance with the EBITDA covenants and received a waiver for non-compliance on the minimum domestic liquidity and certain financial reporting requirements. As of this report, we believe that we will continue to meet the future EBITDA covenant requirements.

Of the $19.2 million of cash, cash equivalents and short-term investments that we held at December 31, 2008, approximately $8.1 million are held in accounts in China. To fund our operations and repay our debt obligations, we intend to repatriate a range of approximately $4.0 to $4.5 million of available funds from China to the U.S no later than June 30, 2009, which would subject us to withholding taxes of at least 5% on any repatriated funds and potential additional tax, including cash tax payments. Given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by international regulatory action, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.

In addition, we may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue, and to defend against, settle or pay damages related to a pre-litigation dispute to which we are currently a party. We also intend to enter into new licensing arrangements for existing or new licensed intellectual properties, which may require us to make royalty payments at the outset of the agreements well before we are able to collect cash payments and/or recognize revenue associated with the licensed intellectual properties.

If our cash sources are insufficient to satisfy our cash requirements, we may be required to sell convertible debt or equity securities to raise additional capital or to increase the amount available to us for borrowing under our credit facility. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders. Additionally, we may be unable to increase the size of our credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. If the amount of cash that we generate from operations is less than anticipated, we could also be required to extend the term beyond its December 2010 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit our ability to achieve profitability in the future.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Operating lease obligations, net of sublease income	$8,353	$3,114	$4,108	$1,131	$—
Guaranteed royalties(1)	14,043	10,634	2,984	425	—
MIG Earnout and Bonus notes(2)	24,125	14,000	10,125	—	—
FIN 48 obligations, including interest and penalties(3)	4,399	—	—	—	4,399

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Pursuant to some of these agreements, we are required to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Certain of these minimum payments totaling $12.5 million have been recorded as liabilities in our consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)	We have issued $25.0 million of notes payable to former shareholders of MIG. One of the former officers of MIG must continue to provide services through June 30, 2009 to be fully vested in the special bonus, and as a result, we did not record $875,000 of the special bonus that is subject to vesting.

(3)	As of December 31, 2008, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on our consolidated balance sheets. As of December 31, 2008, the settlement of our income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact, if any, the adoption of FAS FSP 142-3 will have on our financial statements.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued a staff position, FSP No. 157-2, that delays the effective date of SFAS 157 for all non-financial assets and liabilities except for those recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. We are currently evaluating the impact, if any, of applying SFAS 157 to our non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of SFAS 157 requires additional disclosures of assets and liabilities measured at fair value (see Note 4); it did not have a material impact on our consolidated results of operations and financial condition.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect to adopt the fair value option under SFAS 159 as this Statement is not expected to have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations (“SFAS 141”) and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141R is prohibited. We are currently evaluating the impact, if any, of adopting SFAS 141R on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity separate and apart from the parent’s equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact, if any, of adopting SFAS 160 on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to (1) our interest payable under our $8.0 million credit facility and potential increases in our interest payments arising from increases in interest rates and (2) our investment portfolio and the potential losses arising from changes in interest rates.

We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.0%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At February 28, 2009, we had $5.1 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.0%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.

We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2008, we had no short-term investments, as substantially all $19.2 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

In addition, during 2007 and 2008 we held auction-rate securities. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investing Activities,” in Item 7 of this report; and “Risk Factors” in Item 1A of this report for a description of market events that affected the liquidity and fair value of these securities. As of December 31, 2008, we held no auction-rate securities. The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2008 and 2007, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Chile, China, France, Germany, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of December 31, 2008 and 2007, Verizon Wireless accounted for 25.7% and 23.5% of our total accounts receivable, respectively, and no other carrier represented more than 10% of our total accounts receivable.

Foreign Currency Risk

The functional currencies of our United States and United Kingdom operations are the United States Dollar, or USD, and the pound sterling, or GBP, respectively, and the functional currency of our China operations is the Chinese Renminbi. A significant portion of our business is conducted in currencies other than the USD or GBP. Our revenues are usually denominated in the functional currency of the carrier. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are denominated in either the USD or GBP. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net.

We transact business in 72 countries in approximately 23 different currencies and in 2008 some of these currencies fluctuated by up to 40%. Our foreign currency exchange gains and losses have been generated primarily from fluctuations in GBP versus the USD and in the Euro versus GBP. We have in the past, and in the future may experience foreign currency exchange losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange losses could have a material adverse effect on our business, operating results and financial condition.

There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit out ability to react to foreign currency devaluations.

To date, we have not engaged in exchange rate hedging activities and we do not expect to do so in the foreseeable future.

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

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Glu Mobile Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity/(deficit) and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the Company adopted FIN48, Accounting for Uncertainty in Income Taxes.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 13, 2009

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$19,166	$57,816
Short-term investments	—	1,994
Accounts receivable, net of allowance of $468 and $368 at December 31, 2008 and 2007, respectively	19,826	18,369
Prepaid royalties	15,298	10,643
Prepaid expenses and other	2,704	2,589

Total current assets	56,994	91,411
Property and equipment, net	4,861	3,817
Prepaid royalties	4,349	2,825
Other long-term assets	930	1,593
Intangible assets, net	20,320	14,597
Goodwill	4,622	47,262

Total assets	$92,076	$161,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,569	$6,427
Accrued liabilities	686	217
Accrued compensation	2,184	2,322
Accrued royalties	18,193	12,759
Accrued restructuring	1,000	—
Deferred revenues	727	640
Current portion of long-term debt	14,000	—

Total current liabilities	43,359	22,365
Other long-term liabilities	11,798	9,679
Long-term debt, less current portion	10,125	—

Total liabilities	65,282	32,044

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2008 and 2007; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.0001 par value: 250,000 authorized at December 31, 2008 and 2007; 29,584 and 29,023 shares issued and outstanding at December 31, 2008 and 2007	3	3
Additional paid-in capital	184,757	179,924
Deferred stock-based compensation	(11)	(113)
Accumulated other comprehensive income	1,170	2,080
Accumulated deficit	(159,125)	(52,433)

Total stockholders’ equity	26,794	129,461

Total liabilities and stockholders’ equity	$92,076	$161,505

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues	$89,767	$66,867	$46,166
Cost of revenues:
Royalties	22,562	18,381	13,713
Impairment of prepaid royalties and guarantees	6,313	—	355
Amortization of intangible assets	11,309	2,201	1,777

Total cost of revenues	40,184	20,582	15,845

Gross profit	49,583	46,285	30,321

Operating expenses:
Research and development	32,140	22,425	15,993
Sales and marketing	26,066	13,224	11,393
General and administrative	20,971	16,898	12,072
Amortization of intangible assets	261	275	616
Restructuring charge	1,744	—	—
Acquired in-process research and development	1,110	59	1,500
Impairment of goodwill	69,498	—	—
Gain on sale of assets	—	(1,040)	—

Total operating expenses	151,790	51,841	41,574

Loss from operations	(102,207)	(5,556)	(11,253)
Interest and other income/(expense), net:
Interest income	919	2,953	682
Interest expense	(78)	(880)	(1,063)
Other income/(expense), net	(2,197)	(108)	(491)

Interest and other income/(expense), net	(1,356)	1,965	(872)

Loss before income taxes and minority interest	(103,563)	(3,591)	(12,125)
Income tax benefit/(provision)	(3,126)	265	(185)
Minority interest in consolidated subsidiaries	(3)	—	—

Net loss	(106,692)	(3,326)	(12,310)
Accretion to preferred stock	—	(17)	(75)
Deemed dividend	—	(3,130)	—

Net loss attributable to common stockholders	$(106,692)	$(6,473)	$(12,385)

Net loss per share attributable to common stockholders — basic and diluted:
Net loss	$(3.63)	$(0.14)	$(2.48)
Accretion to preferred stock	—	—	(0.02)
Deemed dividend	—	(0.14)	—

Net loss per share attributable to common stockholders — basic and diluted	$(3.63)	$(0.28)	$(2.50)

Weighted average common shares outstanding	29,379	23,281	4,954

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY/(DEFICIT)

							Accumulated
	Redeemable Convertible				Additional	Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-In	Stock-based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (loss)	Deficit	Equity Deficit	Loss
	(In thousands, except per share data)
Balances at December 31, 2005	12,258	$57,190	5,081	$1	$19,254	$(1,657)	$(1,324)	$(33,667)	$(17,393)
Net loss	—	—	—	—	—	—	—	(12,310)	(12,310)	$(12,310)
Issuance of Special Junior Preferred Stock for iFone acquisition	3,423	19,098	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	342	—	194	—	—	—	194	—
Issuance of common stock for no consideration	—	—	14	—	152	—	—	—	152	—
Issuance of common stock upon exercise of warrants	—	—	20	—	7	—	—	—	7	—
Elimination of deferred stock-based compensation on modified options	—	—	—	—	(578)	578	—	—	—	—
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	—	(153)	153	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,050	538	—	—	1,588	—
Vesting of early exercised options	—	—	—	—	43	—	—	—	43	—
Accretion to preferred stock redemption value	—	75	—	—	(75)	—	—	—	(75)	—
Foreign currency translation adjustment	—	—	—	—	—	—	2,609	—	2,609	2,609

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(9,701)

Balances at December 31, 2006	15,681	76,363	5,457	1	19,894	(388)	1,285	(45,977)	(25,185)
Net loss	—	—	—	—	—	—	—	(3,326)	(3,326)	$(3,326)
Proceeds from initial public offering of common stock, net of issuance costs of $3,315	—	—	7,300	—	74,758	—	—	—	74,758	—
Automatic conversion of preferred stock to common stock upon completion of initial public offering	(15,681)	(76,380)	15,681	2	76,378	—	—	—	76,380	—
Transfer of preferred stock warrant liability to additional paid-in capital	—	—	—	—	1,985	—	—	—	1,985	—
Deemed dividend related to issuance of common stock warrants	—	—	—	—	3,130	—	—	(3,130)	—	—
Issuance of restricted stock	—	—	4	—	1	—	—	—	1	—
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	—	(17)	17	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,541	258	—	—	3,799	—
Vesting of early exercised options	—	—	—	—	46	—	—	—	46	—
Accretion to preferred stock redemption value	—	17	—	—	(17)	—	—	—	(17)	—
Issuance of common stock upon exercise of stock options	—	—	268	—	225	—	—	—	225	—
Issuance of common stock upon exercise of warrants	—	—	313	—	—	—	—	—	—	—
Unrealized loss on auction-rate securities	—	—	—	—	—	—	—	—	—	(806)
Reversal of unrealized loss on auction-rate securities	—	—	—	—	—	—	—	—	—	806
Foreign currency translation adjustment	—	—	—	—	—	—	795	—	795	795

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(2,531)

Balances at December 31, 2007	—	—	29,023	3	179,924	(113)	2,080	(52,433)	129,461
Net loss	—	—	—	—	—	—	—	(106,692)	(106,692)	$(106,692)
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	—	(6)	6	—	—	—	—
Reclass of previously recorded stock-based MIG earnout to note payable	—	—	—	—	(4,315)	—	—	—	(4,315)	—
Stock-based compensation expense	—	—	—	—	7,888	96	—	—	7,984	—
Vesting of early exercised options	—	—	—	—	18	—	—	—	18	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	258	—	231	—	—	—	231	—
Issuance of common stock upon exercise of warrants	—	—	63	—	101	—	—	—	101	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	240	—	916	—	—	—	916	—
Foreign currency translation adjustment	—	—	—	—	—	—	(910)	—	(910)	(910)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(107,602)

Balances at December 31, 2008	—	$—	29,584	$3	$184,757	$(11)	$1,170	$(159,125)	$26,794

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities:
Net loss	$(106,692)	$(3,326)	$(12,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,756	2,116	1,503
Amortization of intangible assets	11,570	2,476	2,393
Stock-based compensation	3,669	3,799	1,740
MIG earnout expense	9,591	—	—
Change in carrying value of preferred stock warrant liability	—	10	1,014
Amortization of value of warrants issued in connection with loan	—	477	122
Amortization of loan agreement costs	74	101	18
Non-cash foreign currency remeasurement (gain)/loss	2,901	(690)	(522)
Acquired in-process research and development	1,110	59	1,500
Impairment of goodwill	69,498	—	—
Impairment of prepaid royalties and guarantees	6,313	—	355
(Gain)/write down of auction-rate securities	(806)	806	—
Gain on sale of assets	—	(1,040)	—
Write off of fixed assets	411	—	—
Decrease in deferred income tax	—	—	(352)
Changes in allowance for doubtful accounts	99	(94)	230
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,783	(2,672)	(4,176)
Prepaid royalties	(8,320)	(2,039)	(258)
Prepaid expenses and other assets	314	(2,598)	(1,497)
Accounts payable	(1,825)	1,555	(1,982)
Other accrued liabilities	(499)	(1,270)	(1,285)
Accrued compensation	1,258	166	1,037
Accrued royalties	3,959	642	2,505
Deferred revenues	258	436	181
Accrued restructuring charge	(2,943)	(36)	(1,418)
Other long-term liabilities	(368)	171	184

Net cash used in operating activities	(5,889)	(951)	(11,018)

Cash flows from investing activities:
Purchase of short-term investments	—	(73,600)	(24,850)
Sale of short-term investments	2,800	79,550	35,300
Purchase of property and equipment	(3,772)	(2,343)	(2,047)
Proceeds from sale of assets, net of delivery costs	—	1,040	—
Acquisition of Superscape, net of cash acquired	(30,008)	—	—
Acquisition of MIG, net of cash acquired	(693)	(12,874)	—
Acquisition of iFone, net of cash acquired	—	—	(7,396)

Net cash provided by/(used in) investing activities	(31,673)	(8,227)	1,007

Cash flows from financing activities:
Proceeds from loan agreement	—	—	12,000
Proceeds from initial public offering, net	—	74,758	—
Proceeds from exercise of stock options	231	225	194
Proceeds from exercise of stock warrants	101	—	7
Debt payments	—	(12,060)	(949)

Net cash provided by financing activities	332	62,923	11,252

Effect of exchange rate changes on cash	(1,420)	248	166

Net increase/(decrease) in cash and cash equivalents	(38,650)	53,993	1,407
Cash and cash equivalents at beginning of period	57,816	3,823	2,416

Cash and cash equivalents at end of period	$19,166	$57,816	$3,823

Supplemental disclosures of cash flow information
Interest paid	$—	$361	$912
Income taxes paid	$2,297	$835	$487
Supplemental disclosure of non-cash investing and financing activities
Acquisition of iFone net assets	$—	$—	$19,018
Demed dividend related to issuance of common stock warrants	$—	$3,130	$—
Accretion of preferred stock to redemption value	$—	$17	$75
Reclassification of preferred stock warrants to (from) liability from (to) additional paid-in capital	$—	$(1,985)	$—
Reclassification of previously recorded stock-based MIG earnout to note payable	$4,315	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1 — THE COMPANY

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company creates mobile games and related applications based on third-party licensed brands and other intellectual property, as well as its own original intellectual property.

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

The Company’s cash and cash equivalents were $19,166 as of December 31, 2008. During the year ended December 31, 2008, the Company used $5,889 of cash in operating activities and $31,673 of cash in investing activities. The Company expects to continue to fund its operations and satisfy its contractual obligations for 2009 primarily through its cash and cash equivalents, borrowings under the revolving credit facility, cash repatriated from China and cash generated by operations during the latter half of 2009. However, there can be no assurances that the Company will be able to generate positive operating cash flow during the latter half of 2009 or beyond. The Company believes its cash and cash equivalents, including cash flows from operations, borrowings under the credit facility and its ability to repatriate cash from its foreign locations will be sufficient to meet its anticipated cash needs for at least the 12 months to December 31, 2009. However, the Company’s cash requirements for that 12-month period may be greater than anticipated due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than currently anticipated, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on the Company’s part to remain in compliance with the covenants under the revolving credit facility. The Company’s expectations regarding cash sufficiency assume that revenues will be sufficient to enable it to comply with the credit facility EBIDTA covenant. If revenues are lower than anticipated, the Company will be required to reduce its operating expenses to remain in compliance with this financial covenant. However, reducing operating expenses will be very challenging for the Company, since it undertook restructuring activities in the fourth quarter of 2008 that reduced operating expenses significantly from second quarter 2008 levels. Should the Company be required to further reduce operating expenses, it could have the effect of reducing revenues. If the Company’s cash sources are insufficient to satisfy the Company’s cash requirements, the Company may be required to sell convertible debt or equity securities to raise additional capital or to increase the amount available to the Company for borrowing under the Company’s credit facility. The Company may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to it, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to the Company’s stockholders. Additionally, the Company may be unable to increase the size of the Company’s credit facility, or to do so on terms that are acceptable to it, particularly in light of the current credit market conditions. If the amount of cash that the Company generates from operations is less than anticipated, it could also be required to extend the term beyond its December 2010 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit the Company’s ability to achieve profitability in the future.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

The Company considers all investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits.

Short-Term Investments

The Company invested in auction-rate securities that were bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities was reset periodically, at intervals set at the time of issuance (e.g., every seven, 28 or 35 days or every six months), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally were 20 to 30 years.

The Company classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with SFAS 115, these securities were reported at fair value with any changes in market value reported as a part of comprehensive income/(loss). No unrealized gains or losses were recognized during the years ended December 31, 2008, 2007 or 2006.

The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company recorded an $806 write down due to a decline in fair value of two failed auctions as of December 31, 2007 that was determined to be other-than-temporary based on quantitative and qualitative assumptions and estimates using valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the use of cash for the two recent acquisitions, the ratings of the underlying securities, the Company’s intent to continue to hold these securities and further deterioration in the auction-rate securities market. These securities were redeemed at their respective par values by the sponsoring broker in the fourth quarter of 2008, resulting in an $806 realized gain for the year ended December 31, 2008. No realized gains or losses were recognized during the year ended December 31, 2006.

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

The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2008	2007	2006

Verizon Wireless	21.4%	23.0%	20.6%
Sprint Nextel	*	*	12.6
AT&T	*	*	11.3
Vodafone	*	*	10.6

*	Revenues from the customer were less than 10% during the period.

At December 31, 2008 and 2007, Verizon Wireless accounted for 25.7% and 23.5% of total accounts receivable, respectively. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued a staff position, FSP No. 157-2, that delays the effective date of SFAS 157 for all non-financial assets and liabilities except for those recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The Company is currently evaluating the impact, if any, of applying SFAS 157 to non-financial assets and liabilities that are not measured at fair value on a recurring basis. SAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The adoption of SFAS 157 requires additional disclosures of assets and liabilities measured at fair value (see Note 4); it did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under SFAS 159 as this Statement is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Prepaid or Guaranteed Licensor Royalties

The Company’s royalty expenses consist of fees that it pays to branded content owners for the use of their intellectual property, including trademarks and copyrights, in the development of the Company’s games. Royalty-based obligations are either paid in advance and capitalized on the balance sheet as prepaid royalties or accrued as incurred and subsequently paid. These royalty-based obligations are expensed to cost of revenues at the greater of the revenues derived from the relevant game multiplied by the applicable contractual rate or an effective royalty rate based on expected net product sales. Advanced license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the branded title or the term of the license agreement.

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, the Company recorded a minimum guaranteed liability of approximately $12,514 and $7,876 as of December 31, 2008 and 2007, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company did not incur impairment charges to cost of revenues in the year ended December 31, 2007 but recorded impairment charges to cost of revenues of $6,313 and $355 during the years ended December 31, 2008 and 2006, respectively.

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

Step — 1 The Company compares the fair value of each of its reporting units to the carrying value including goodwill of that unit. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step — 2 The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and intangible assets (other than goodwill) and liabilities. This allows the Company to derive an implied fair value for the unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying value of the unit’s goodwill. If the carrying amount of the unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

Purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from one to six years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable in accordance with SFAS 144. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. The Company recognizes impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Internal Use Software

The Company recognizes internal use software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company has capitalized certain internal use software costs totaling approximately $432, $482 and $394 during the years ended December 31, 2008, 2007 and 2006, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2008, 2007 and 2006, the amortization of capitalized costs totaled approximately $683, $663 and $457, respectively. Capitalized internal use software development costs are included in property and equipment, net.

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

With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained earnings and reported as a change in accounting principle as of the date of adoption. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The total amount of unrecognized tax benefits as of the adoption date was $575. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 12 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.

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

Stock-Based Compensation

The Company applies the fair value provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company adopted SFAS 123R using the prospective transition method, which requires, that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS 123R shall be applied to option grants on and after the required effective date. For options granted prior to the SFAS 123R effective date that remain unvested on that date, the Company continues to recognize compensation expense under the intrinsic value method of APB 25. In addition, the Company continues to amortize those awards valued prior to January 1, 2006 utilizing an accelerated amortization schedule, while it expenses all options granted or modified after January 1, 2006 on a straight-line basis.

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $1,870, $1,422 and $970 in the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss).

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other comprehensive income/(loss) currently includes only foreign currency translation adjustments as of December 31, 2008.

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

	Year Ended December 31,
	2008	2007	2006

Net loss attributable to common stockholders	$(106,692)	$(6,473)	$(12,385)

Basic and diluted shares:
Weighted average common shares outstanding	29,399	23,263	5,260
Weighted average unvested common shares subject to repurchase	(20)	(82)	(306)

Weighted average shares used to compute basic and diluted net loss per share	29,379	23,281	4,954

Net loss per share attributable to common stockholders — basic and diluted	$(3.63)	$(0.28)	$(2.50)

The following weighted average convertible preferred stock, warrants to purchase convertible preferred stock, options and warrants to purchase common stock and unvested shares of common stock subject to repurchase have

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2008	2007	2006

Convertible preferred stock upon conversion to common stock	—	3,702	14,853
Warrants to purchase convertible preferred stock	—	—	194
Warrants to purchase common stock	119	210	20
Unvested common shares subject to repurchase	20	81	306
Options to purchase common stock	4,607	3,436	2,135

	4,746	7,429	17,508

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact, if any, the adoption of FAS FSP 142-3 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations (“SFAS 141”) and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting SFAS 141R on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity separate and apart from the parent’s equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 160 on its results of operations and financial position.

NOTE 3 —	ACQUISITIONS

Acquisition of Superscape Group plc

On March 7, 2008, the Company declared its cash tender offer for all of the outstanding shares of Superscape Group plc (“Superscape”) wholly unconditional in all respects when it had received 80.95% of the issued share capital of Superscape. The Company offered 10 pence (pound sterling) in cash for each issued share of Superscape

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Superscape Shares”), valuing the acquisition at approximately £18,300 based on 183,098,860 Superscape Shares outstanding.

The Company acquired the net assets of Superscape in order to deepen and broaden its game library, gain access to 3-D game development and to augment its internal production and publishing resources with a studio in Moscow, Russia. These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired, and as a result, the Company recorded $13,432 of goodwill in connection with this transaction.

On March 21, 2008, the date the recommended cash tender offer expired, the Company owned or had received valid acceptances representing approximately 93.57% of the Superscape Shares, with an aggregate purchase price of $34,477. In May 2008, the Company acquired the remaining 6.43% of the outstanding Superscape shares on the same terms as the recommended cash offer for $2,335.

The Company’s consolidated financial statements include the results of operations of Superscape from the date of acquisition, March 7, 2008. Under the purchase method of accounting, the Company initially allocated the total purchase price of $38,810 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date.

The following summarizes the preliminary purchase price allocation of the Superscape acquisition:

Assets acquired:
Cash	$8,593
Accounts receivable	4,353
Prepaid and other current assets	1,507
Property and equipment	182
Titles, content and technology	9,190
Carrier contracts and relationships	7,400
Trade name	330
In-process research and development	1,110
Goodwill	13,432

Total assets acquired	46,097

Liabilities assumed:
Accounts payable	(2,567)
Accrued liabilities	(585)
Accrued compensation	(367)
Accrued restructuring	(3,768)

Total liabilities	(7,287)

Net acquired assets	$38,810

The Company has recorded an estimate for costs to terminate some activities associated with the Superscape operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $3,768 principally related to the termination of 29 Superscape employees of $2,277, restructuring of facilities of $1,466 and other agreement termination fees of $25.

The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income and market approaches. Of the total purchase price, $16,920 was

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to amortizable intangible assets. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of one to six years.

In conjunction with the acquisition of Superscape, the Company recorded a $1,110 expense for acquired in-process research and development (“IPR&D”) during the year ended December 31, 2008 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in the consolidated statements of operations for the year ended December 31, 2008.

The IPR&D is related to the development of new game titles. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 22% discount rate.

The Company allocated the residual value of $13,432 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. Based on the Company’s annual and interim goodwill impairment tests, all of the goodwill related to the Superscape acquisition that had been attributed to the Americas reporting unit was impaired during the year ended December 31, 2008 (see Note 6).

Superscape’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Superscape, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented, and excludes the IPR&D charge of $1,110 resulting from the acquisition of Superscape:

	Year Ended December 31,
	2008	2007

Total pro forma revenues	$92,480	$81,361
Gross profit	50,025	47,684
Pro forma net loss	(109,275)	(18,073)
Pro forma net loss per share — basic and diluted	(3.72)	(0.78)

The Company is presenting pro forma financial information for informational purposes only, and this information is not intended to be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

Acquisition of Beijing Zhangzhong MIG Information Technology Co. Ltd.

On December 19, 2007, the Company acquired the net assets of Awaken Limited group affiliates. Awaken Limited’s principal operations are through Beijing Zhangzhong MIG Information Technology (“MIG”), a domestic limited liability company organized under the laws of the People’s Republic of China (the “PRC”). The Company will refer to the acquired companies collectively as “MIG”. The Company acquired MIG in order to accelerate the Company’s presence in China, to deepen Glu’s relationship with China Mobile, the largest wireless carrier in China, to acquire access and rights to leading franchises for the Chinese market, and to augment its internal production and publishing resources with a studio in China. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill of $23,390 in connection with this transaction.

The Company purchased all of the issued and outstanding shares of MIG for a total purchase price of $30,534 which consisted of initial cash consideration paid to MIG shareholders of $14,655, transaction costs of $1,343 and contingent earnout of $14,536. Subject to MIG’s achievement of certain revenue and operating income milestones for the year ended December 31, 2008, the Company committed to pay additional consideration of $20,000 to the MIG shareholders and bonus payments of $5,000 to two officers of MIG who were also former shareholders of

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MIG. As of the acquisition date, these two shareholders owned 27% of the outstanding shares of MIG. In accordance with SFAS 141, the Company has not recorded the additional consideration or bonus in the initial purchase price as these amounts are contingent on MIG’s future earnings. In accordance with Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company recorded the contingent consideration and bonus earned by the two former MIG shareholders (totaling $10,400) as compensation over the one year vesting period ending December 29, 2008, at which time the agreement was amended.

In December 2008, the Company amended the merger agreement to acknowledge the full achievement of the earnout milestones, issued secured promissory notes for the full earnout of $20,000 (the “Earnout Notes”) and issued secured promissory notes for the special bonus of $5,000 eligible to each of two officers of MIG who were also former shareholders of MIG (the “Special Bonus Notes”). The amendment provides that the $20,000 earnout payment and $5,000 special bonus payment to the MIG shareholders shall be satisfied by the issuance of the Earnout Notes and the Special Bonus Notes. The Earnout Notes require that the Company pay off the principal and interest in installments with aggregate principal payments scheduled for January 15, 2009 ($6,000), April 1, 2009 ($3,000), July 1, 2009 ($5,000), March 31, 2010 ($1,500), June 30, 2010 ($1,500), September 30, 2010 ($1,500) and December 31, 2010 ($1,500). The Special Bonus Notes provide for cash payments of $937 in the aggregate on each of March 31, 2010 and June 30, 2010, and of $1,563 in the aggregate on each of September 30, 2010 and December 31, 2010. Additionally, the Company released one of the officers of MIG who was also a former shareholders of MIG from all future employment and service obligations initially required for vesting in the special bonus and modified the employment obligation required for vesting in the special bonus for the other former shareholder of MIG from December 31, 2009 to June 30, 2009. See Note 8 for additional information regarding the Earnout Notes and Special Bonus Notes.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated financial statements include the results of operations of MIG from the date of acquisition. Under the purchase method of accounting, the Company allocated the total purchase price of $30,534 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date. The following summarizes the purchase price allocation of the MIG acquisition:

Assets acquired:
Cash	$1,899
Accounts receivable	843
Prepaid and other current assets	20
Property and equipment	71
Intangible assets:
Content and technology	490
Existing Titles	2,200
Carrier contracts and relationships	8,510
Service providers license	400
Trade names	110
In-process research and development	59
Goodwill	23,390

Total assets acquired	37,992

Liabilities assumed:
Accounts payable	(21)
Accrued liabilities	(567)
Accrued compensation	(106)

Total current liabilities	(694)
Long-term deferred tax liabilities	(2,934)
Other long-term liabilities	(3,830)

Total liabilities	(7,458)

Net acquired assets	$30,534

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

In conjunction with the acquisition of MIG, the Company recorded a $59 expense for IPR&D during the fourth quarter of 2007 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in the Company’s consolidated statements of operation for the year ended December 31, 2007.

The IPR&D is related to the development of a new title. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% discount rate. The cash flows generated from this new title began in 2008. This rate takes into account the percentage of completion of the development effort of approximately 60% and the risks associated with the Company’s developing this technology given changes in trends

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and technology in the industry. As of February 29, 2008, this acquired IPR&D project had been completed at costs similar to the original projections.

The Company allocated the residual value of $23,390 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Any changes in consideration, transaction costs or fair value of MIG’s net assets may change the preliminary purchase price allocation and amount of goodwill recorded by the Company. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. Based on the Company’s annual and interim goodwill impairment tests, a portion of the goodwill related to the MIG acquisition that had been attributed to the APAC reporting unit was impaired during the year ended December 31, 2008 (see Note 6).

MIG’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and MIG, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Year Ended December 31,
	2007	2006

Total pro forma revenues	$69,543	$47,112
Gross profit	46,379	28,579
Pro forma net loss	(6,596)	(18,214)
Pro forma net loss per share — basic and diluted	(0.28)	(3.67)

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

The Company purchased all of the issued and outstanding shares of iFone in exchange for the issuance of 3,423 shares of Special Junior Preferred Stock of the Company and $3,500 in cash. In addition, subject to the completion of specified milestones, the Company committed to issue a total of 871 shares of Special Junior Preferred Stock of the Company and $4,500 in subordinated unsecured promissory notes to the iFone shareholders. In conjunction with this transaction, the Company’s Board of Directors approved an increase in the number of authorized shares of its preferred stock to 17,031 shares. The milestones outlined in the purchase agreement for which contingent consideration was agreed to be issued were not achieved during the period to earn this additional consideration. As the milestone consideration was not earned, these amounts have not been reflected in these financial statements.

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

In conjunction with the acquisition of iFone, the Company recorded a $1,500 expense for IPR&D during the first quarter of 2006 because feasibility of the acquired technology had not been established and no future alternative uses existed. The IPR&D expense is included in operating expenses in its consolidated statements of operation in the year ended December 31, 2006.

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

The Company allocated the residual value of $22,828 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. Based on the Company’s annual and interim goodwill impairment tests, all of the goodwill related to the iFone acquisition that had been attributed to the Americas and EMEA reporting units was impaired during the year ended December 31, 2008 (see Note 6).

iFone’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and iFone, on a pro forma basis, as though the companies had been combined as of the beginning of the year ended:

December 31,
2006

Total pro forma revenues	$48,588
Gross profit	31,702
Pro forma net loss	(15,541)
Pro forma net loss per share — basic and diluted	(3.14)

The Company is presenting pro forma financial information for informational purposes only, and this information is not intended to be indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

NOTE 4 — SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-Term Investments

Marketable securities, which are classified as available-for-sale, are summarized below as of December 31, 2008 and 2007:

				Classified on Balance Sheet
	Purchased	Realized	Aggregate	Cash and Cash	Short-term
	Cost	Loss	Fair Value	Equivalents	Investments

As of December 31, 2008:
Money market funds	$124	$—	$124	$124	$—

	$124	$—	$124	$124	$—

As of December 31, 2007:
Auction rate securities	$2,800	$(806)	$1,994	$—	$1,994
Money market funds	50,968	—	50,968	50,968	—

	$53,768	$(806)	$52,962	$50,968	$1,994

At December 31, 2007, the Company had $2,800 of principal invested in auction-rate securities. The auction-rate securities held by the Company were private placement securities with long-term nominal maturities for which the interest rates were reset through a Dutch auction each month. The monthly auctions historically provided a liquid market for these securities.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The auction-rate security investments held by the Company all had AAA credit ratings at the time of purchase. With the liquidity issues experienced in the global credit and capital markets, the auction-rate securities held by the Company at December 31, 2007 experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

The estimated market value of the Company’s auction-rate securities holdings at December 31, 2007 was $1,994, which reflected an $806 adjustment to the principal value of $2,800. Although the auction-rate securities continued to pay interest according to their stated terms, based on valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions and the continued and further deterioration in the auction-rate securities market, the Company recorded a pre-tax impairment charge of $806 in the fourth quarter of 2007, reflecting the auction-rate securities holdings that the Company concluded had an other-than-temporary decline in value. These securities were redeemed at their respective par values by the sponsoring broker in the fourth quarter of 2008, resulting in an $806 realized gain for the year ended December 31, 2008.

Fair Value Measurements

The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and available for sale investments) as of December 31, 2008:

	Aggregate
	Fair Value	Level 1

Money market funds	$124	$124

Total cash equivalents and marketable securities	124

Cash	19,042

Total cash, cash equivalents and marketable securities	$19,166

NOTE 5 — BALANCE SHEET COMPONENTS

Property and Equipment

	December 31,
	2008	2007

Computer equipment	$4,644	$3,200
Furniture and fixtures	386	1,368
Software	2,628	2,196
Leasehold improvements	3,055	1,694

	10,713	8,458
Less: Accumulated depreciation and amortization	(5,852)	(4,641)

	$4,861	$3,817

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization for the years ended December 31, 2008, 2007 and 2006 were $2,748, $2,085 and $1,503, respectively.

Accounts Receivable

	December 31,
	2008	2007

Accounts receivable	$20,294	$18,737
Less: Allowance for doubtful accounts	(468)	(368)

	$19,826	18,369

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.

The movement in the Company’s allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Deductions	Year

Year ended December 31, 2008	$368	$148	$48	$468
Year ended December 31, 2007	$466	$64	$162	$368
Year ended December 31, 2006	$207	$259	$—	$466

The Company had no significant write-offs or recoveries during the years ended December 31, 2008, 2007 and 2006.

Other Long-Term Liabilities

	December 31,
	2008	2007

Accrued royalties	$3,409	$2,190
FIN 48 obligations	4,399	3,973
Deferred income tax liability	2,461	2,660
Other	1,529	856

	$11,798	$9,679

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the acquired intangible assets, including the impact of foreign currency exchange translation, at December 31, 2008 and 2007 were as follows:

		December 31, 2008			December 31, 2007
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value	Expense	Value	Value	Expense	Value

Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,370	$(10,478)	$2,892	$5,018	$(4,172)	$846
Catalogs	1 yr	1,126	(1,126)	—	1,553	(1,553)	—
ProvisionX Technology	6 yrs	185	(119)	66	256	(118)	138
Carrier contract and related relationships	5 yrs	18,463	(3,845)	14,618	10,922	(1,117)	9,805
Licensed content	5 yrs	2,744	(1,029)	1,715	2,651	(183)	2,468
Service provider license	9 yrs	432	(50)	382	404	(2)	402
Trademarks	3 yrs	540	(285)	255	218	(96)	122

		36,860	(16,932)	19,928	21,022	(7,241)	13,781

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,201	(809)	392	1,656	(840)	816
Noncompete agreement	2 yrs	525	(525)	—	725	(725)	—

		1,726	(1,334)	392	2,381	(1,565)	816

Total intangibles assets		$38,586	$(18,266)	$20,320	$23,403	$(8,806)	$14,597

Additions to intangible assets in 2008 of $16,920 are a result of the Superscape acquisition and additions in 2007 of $11,710 are a result of the MIG acquisition (see note 3).

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense in the amounts of $11,309, $2,201 and $1,777, respectively, in cost of revenues. During the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense in the amounts of $261, $275 and $616, respectively, in operating expenses.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense

2009	$7,066	$200	$7,266
2010	4,221	191	4,412
2011	2,859	—	2,859
2012	2,743	—	2,743
2013	2,676	—	2,676
2014 and thereafter	364	—	364

	$19,929	$391	$20,320

During the quarter ended December 31, 2008, the global economic conditions that affect the Company’s industry have deteriorated as evidenced by the decline in the Company’s stock price, resulting in a significant reduction in the Company’s market capitalization. Based on the guidance of SFAS 144, the Company determined that it had a triggering event and tested its purchased intangible assets for recoverability in accordance with SFAS 144.

In accordance with SFAS 144, the Company’s long-lived assets and liabilities are tested at the lowest levels for which there are identifiable cash flows. The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets. The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group which ranges from 2 to 5 years. The result of the analysis indicated that the estimated undiscounted cash flows exceeded the carrying amount of the long-lived assets. Accordingly, no intangible asset impairments were recorded.

Given the current macro economic environment and the uncertainties regarding the potential impact on the Company’s business, there can be no assurance that its estimates and assumptions made for purposes of the long-lived asset impairment tests during 2008 will prove to be accurate predictions of the future. If its assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived assets are not achieved, it is reasonably possible that an impairment review may be triggered. If a triggering event causes an impairment review to be required, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

Goodwill

The Company attributes all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The Company attributes all of the goodwill resulting from the MIG acquisition to its APAC reporting unit and all of the goodwill resulting from the Superscape acquisition to the Americas reporting unit. The goodwill allocated to the Americas reporting unit is denominated in United States Dollars (“USD”), the goodwill allocated to the EMEA reporting unit is denominated in Pounds Sterling (“GBP”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the EMEA and APAC reporting unit are subject to foreign currency fluctuations.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill by geographic region is as follows:

				Effects of				Effects of
				Foreign				Foreign	Impairment
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	of	December 31,
	2007	Acquired	Adjustments	Exchange	2007	Acquired	Adjustments	Exchange	Goodwill	2008

Americas	$11,414	$—	$12	$—	$11,426	$13,445	$—	$—	$(24,871)	$—
EMEA	27,313	—	13	534	27,860	—	—	(2,506)	(25,354)	—
APAC	—	7,880	—	96	7,976	—	15,510	409	(19,273)	4,622

Total	$38,727	$7,880	$25	$630	$47,262	$13,445	$15,510	$(2,097)	$(69,498)	$4,622

Goodwill was acquired during 2008 as a result of the Superscape acquisition and during 2007 as a result of the acquisition of MIG (see Note 3). The net adjustment increase to goodwill in 2008 of $15,510 was a result of additional purchase consideration for MIG of $14,536 and additional professional fees of $974 related to the MIG acquisition. The net adjustment increase to goodwill in 2007 of $25 was a result of adjustments to iFone’s pre-acquisition and net operating losses research and development tax credits.

SFAS 142 requires a two-step method for determining goodwill impairment. In step one of our annual impairment analysis, we determined the fair value of the reporting units using the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We also compared the results of the income approach and the results of the market approach for reasonableness. Significant assumptions used in our income approach analysis included: expected future revenue growth rates ranging from 3% to 20%; operating profit margins ranging from 3% to 25%; working capital levels of 10% of revenues; asset lives used to generate future cash flows; discount rates ranging from 24% to 35%; and a terminal growth rate of 3%. The fair value of the reporting units was then compared to their carrying values. Under both comparisons, the results indicated the fair value of our APAC reporting unit exceeded its carrying value and therefore, no further analysis was performed. However, the step one analysis for the Americas and EMEA reporting units indicated that their fair values were less than their carrying values, which required us to perform step two for each.

In step two of our annual impairment analysis, we allocated the fair value of the Americas and EMEA reporting units to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of the respective reporting unit’s goodwill. As a result of our step two analysis, we concluded that all $25,354 of the goodwill attributed to the EMEA reporting unit and $21,264 of the $24,364 of the goodwill attributed to the Americas reporting unit was impaired. Therefore, our total non-cash goodwill impairment charge recorded in the third quarter of 2008 was $46,618.

During fourth quarter of 2008, the global economic conditions that affect our industry have deteriorated as evidenced by the decline in our stock price, resulting in a significant reduction in our market capitalization. Based on the guidance of SFAS 142, we determined that we had a triggering event that required us to perform an interim goodwill impairment review as of December 31, 2008.

In step one of our interim impairment analysis, we determined the fair value of the reporting units using the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We also compared the results of the income approach and the results of the market approach for reasonableness. Significant assumptions used in our income approach analysis included: expected future revenue growth rates ranging from 3% to 20%; operating profit margins ranging from −4% to 15%; working capital levels of 10% of revenues; asset lives used to generate future cash flows; discount rates ranging from 40% to 50%; and a terminal growth rate of 3%. The fair value of the reporting units was then compared to their carrying values. Under both comparisons, the results indicated the fair value of our Americas and APAC reporting units indicated that their fair values were less than their carrying values, which required us to perform step two for each.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In step two of our interim impairment analysis, we allocated the fair value of the Americas and APAC reporting units to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of the respective reporting unit’s goodwill. As a result of our step two analysis, we concluded that all $3,607 of the goodwill remaining that had been attributed to the Americas reporting unit and $19,273 of the $23,895 million of the goodwill attributed to the APAC reporting unit was impaired. Therefore, our total non-cash goodwill impairment charge recorded in the fourth quarter of 2008 was $22,880.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates. Changes in the Company’s market capitalization, long-term forecasts and industry growth rates could require additional impairment charges to be recorded in future periods for the remaining goodwill.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through July 2013. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $3,759, $2,092 and $1,759, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $606 and $571 at December 31, 2008 and 2007, respectively, and was included within other long-term liabilities.

At December 31, 2008, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Period Ending December 31,	Payments	Income	Payments

2009	$3,353	$239	$3,114
2010	2,297	—	2,297
2011	1,811	—	1,811
2012	986	—	986
2013	145	—	145
2014 and thereafter	—	—	—

	$8,592	$239	$8,353

Minimum Guaranteed Royalties

The Company has entered into license and development agreements with various owners of brands and other intellectual property so that it could develop and publish games for mobile handsets. Pursuant to some of these

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, the Company is required to pay minimal royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of December 31, 2008 were as follows:

Minimum
Guaranteed
Period Ending December 31,	Royalties

2009	$10,634
2010	2,640
2011	344
2012	425
2013	—
2014 and thereafter	—

$14,043

Commitments in the above table include $12,514 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of December 31, 2008 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.

Income Taxes

At this time, the settlement of the Company’s income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2008 or 2007.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2008 or 2007.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or results of operation, and thus no amounts were accrued for these exposures at December 31, 2008 or 2007.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — DEBT

MIG Earnout Notes

In December 2008, the Company entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout (see Note 3). The Earnout Notes require that the Company pay off the principal and interest in installments with aggregate principal payments scheduled as follows:

January 15, 2009	$6,000
April 1, 2009	$3,000
July 1, 2009	$5,000
March 31, 2010	$1,500
June 30, 2010	$1,500
September 30, 2010	$1,500
December 31, 2010	$1,500

20,000

The Earnout Notes are secured by a lien on substantially all of the Company’s assets, and are subordinated to the Company’s obligations to the lender under the Company’s Loan and Security Agreement, dated as of February 15, 2007, as amended (the “Credit Facility”), and any replacement credit facility that meets certain conditions. The Earnout Notes begin accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, payable in arrears, and may be prepaid without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes.

In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements (see Note 3). The Special Bonus Notes provide for cash payments as follows:

March 31, 2010	$937
June 30, 2010	$937
September 30, 2010	$1,563
December 31, 2010	$1,563

5,000

The Special Bonus Notes are guaranteed by the Company under the Guaranty, and the Company’s obligations under the Guaranty are secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes are subordinated to the Credit Facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes begin accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, payable in arrears, and may be paid off in advance without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes. The Company recorded $4,125 of the Special Bonus Notes as of December 31, 2008 as one of the former MIG shareholders must continue to provide services to the Company through June 30, 2009 to be fully vested in the special bonus. The remaining $875 of compensation expense and note payable will be recorded in 2009.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the future minimum loan payments were as follows:

Minimum
Loan
Period Ending December 31,	Payments

2009	$14,193
2010	11,100

25,293

Less amounts representing interest	1,168
24,125
Less current portion of long-term debt	14,000

Long-term debt, net of current portion	$10,125

Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value of the debt of $24,125 approximates fair value.

Line of Credit Facility

In December 2008, the Company entered into the Credit Facility, which Credit Facility amends and supersedes the Loan and Security Agreement entered into in February 2007, as amended. The Credit Facility provides for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.

The interest rate for the Credit Facility is the lender’s prime rate, plus 1.0%, but no less than 5.0%. Interest is due monthly, with all outstanding obligations due at maturity. The Company must also pay the lender a monthly unused revolving line facility fee of 35 bps on the unused portion of the $8,000 commitment. In addition, the Company paid the lender a non-refundable commitment fee of $55 in December 2008 and will pay an additional $55 in December 2009. The Credit Facility limits the Company and certain of its subsidiaries’ ability to, among other things, dispose of assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. The Credit Facility requires the Company to establish a separate account at the lender for collection of its accounts receivables. All deposits into this account will be automatically applied by the lender to the Company’s outstanding obligations under the Credit Facility.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, under the Credit Facility, the Company must comply with the following financial covenants:

(a) Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Company must maintain, measured on consolidated basis as of the end of each of the following periods, EBITDA of at least the following:

October 1, 2008 through December 31, 2008	$(1,672)
October 1, 2008 through March 31, 2009	$(2,832)
January 1, 2009 through June 30, 2009	$(812)
April 1, 2009 through September 30, 2009	$1,572
July 1, 2009 through December 31, 2009	$4,263
October 1, 2009 through March 31, 2010	$5,092
January 1, 2010 through June 30, 2010	$5,257
April 1, 2010 through September 30, 2010	$5,298
July 1, 2010 through December 31, 2010	$6,073

For purposes of the above covenant, EBITDA means (a) the Company’s consolidated net income, determined in accordance with U.S. Generally accepted accounting principles, plus (b) Interest Expense, plus (c) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expense, plus (f) non-cash goodwill and other intangible assets and royalty impairments, plus (h) non-cash foreign exchange translation charges, minus (i) all non-cash income of the Company and its subsidiaries for such period.

(b) Minimum Domestic Liquidity: The Company must maintain at the lender an amount of cash, cash equivalents and short-term investments of not less than the greater of: (a) 20% of the Company’s total consolidated unrestricted cash, cash equivalents and short-term investments, or (b) 15% of outstanding obligations under the Credit Facility.

The Company’s failure to comply with the financial or operating covenants in the Credit Facility would not only prohibit the Company from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of the Company (as defined in the Credit Facility) also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the Credit Facility. The Credit Facility also contains other customary events of default.

The Credit Facility matures on December 29, 2010, when all amounts outstanding will be due. If the Credit Facility is terminated prior to maturity by the Company or by the lender after the occurrence and continuance of an event of default, then the Company will owe a termination fee equal $80, or 1.00% of the total commitment.

As of December 31, 2008, the Company was in compliance with the EBITDA covenants and received a waiver for non-compliance on the minimum domestic liquidity and certain financial reporting requirements.

The Company had not drawn down on the Credit Facility as of December 31, 2008 but had outstanding obligations under the credit facility as of February 29, 2009 of $5,125.

Loan Agreement

In May 2006, the Company entered into a loan agreement (the “Loan”) with a principal in the amount of $12,000. The Loan had an interest rate of 11%. The Company was obligated to pay only interest through December 31, 2006. Beginning January 1, 2007, the Company became obligated to pay 30 equal payments of principal and accrued interest until the entire principal is paid. All borrowings were repaid in full in March 2007. As

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a result of the repayment, the remaining unamortized debt issuance costs of $66 were recorded as interest expense during the first quarter of 2007.

In conjunction with the Loan, the Company issued to entities affiliated with the lender warrants to purchase 106 shares of Series D Preferred Stock with an exercise price of $9.03 per share and a contractual life of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, term of seven years, risk-free interest rate of 5.1% and dividend yield of 0%. The Company recorded the fair value of the warrants of $607 as a discount to the carrying value of the Loan. Upon repayment of the Loan in March 2007, the remaining unamortized debt discount of $477 was recorded as interest expense. These warrants converted into warrants to purchase an equal number of shares of common stock upon the closing of the IPO and remained outstanding at December 31, 2008.

NOTE 9 — SALE OF PROVISIONX SOFTWARE

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

NOTE 10 — STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Stock

In March 2007, the Company completed its IPO of common stock in which it sold and issued 7,300 shares of common stock at an issue price of $11.50 per share. The Company raised a total of $83,950 in gross proceeds from the IPO, or approximately $74,758 in net proceeds after deducting underwriting discounts and commissions of $5,877 and other offering costs of $3,315. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680 shares of common stock. In conjunction with the conversion of the Company’s outstanding redeemable convertible preferred stock into common stock upon the closing of the IPO, the warrants to purchase redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants at the closing of the IPO of $1,985 was transferred to additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.

In April 2007, the underwriters exercised a portion of the over-allotment option as to 199 shares, all of which were sold by stockholders and not by the Company.

At December 31, 2008, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2008, the Company had reserved 6,887 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2008, the Company was authorized to issue 5,000 shares of preferred stock.

Early Exercise of Employee Options

Stock options granted under the Company’s stock option plan provide certain employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 1 and 50 at December 31, 2008 and 2007, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity/(deficit). The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. During the third quarter of 2008, the Company repurchased 29 unvested shares that had been early exercised by a former officer of the Company for $21. As of December 31, 2008 and 2007, the Company included cash received for early exercise of options of $6 and $45, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.

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

Common stock warrants outstanding at December 31, 2008 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
	(Years)	Share	Warrant

May 2006	7	9.03	106

106

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCK OPTION AND OTHER BENEFIT PLANS

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

The Company may grant options under the 2007 Plan at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by its Board of Directors, provided, however, that (i) the exercise price of an incentive stock option (“ISO”) or non-qualified stock options (“NSO”) may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying shares of common stock on the grant date, and (ii) the exercise price of an ISO or NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the grant date. Prior to the Company’s IPO, the Board determined the fair value of common stock in good faith based on the best information available to the Board and Company’s management at the time of the grant. Following the IPO, the fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Market on the date of determination. The stock options granted to employees generally vest 25% at one year from the vesting commencement date and an additional 1/48 per month thereafter. Stock options granted during 2007 prior to October 25, 2007 have a contractual term of ten years and stock options granted on or after October 25, 2007 have a contractual term of six years.

The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses.

As of December 31, 2008, 597 shares were available for future grants under the 2007 Plan.

2007 Employee Stock Purchase Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan). The Company initially reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the plan will be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of this plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock at the beginning of an offering period or after a purchase period ends. During the year ended December 31, 2008, 240 shares were purchased under the 2007 Purchase Plan.

In January 2009, the 2007 Purchase Plan was amended to provide that the Compensation Committee of the Company’s Board of Directors may fix a maximum number of shares that may be purchased in the aggregate by all participants during any single offering period (the “Maximum Offering Period Share Amount”). The Committee may later raise or lower the Maximum Offering Period Share Amount. The Committee has established the a Maximum Offering Period Share Amount of 500 shares for the offering period commencing on February 15, 2009 and ending on August 14, 2009, and a Maximum Offering Period Share Amount of 200 shares for each offering period thereafter.

As of December 31, 2008, 716 shares were available for issuance under the 2007 Purchase Plan.

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

As of December 31, 2008, 338 shares were reserved for future grants under the Inducement Plan.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes the Company’s stock option activity:

		Options Outstanding
			Weighted	Weighted
			Average	Average	Aggregate
	Shares	Number of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value

Balances at December 31, 2005	474	2,226	$2.02
Increase in authorized shares	1,000
Options granted	(1,653)	1,653	7.30
Options canceled	655	(655)	3.17
Options exercised	—	(342)	0.61

Balances at December 31, 2006	476	2,882	5.03
Increase in authorized shares	1,766
Options granted	(1,775)	1,775	9.15
Options canceled	350	(350)	9.16
Options exercised	—	(271)	0.84

Balances at December 31, 2007	817	4,036	6.75
Increase in authorized shares	1,471
Options granted	(2,607)	2,607	3.07
Options canceled	1,226	(1,226)	6.89
Repurchase of early exercised options	28	—	0.75
Options exercised	—	(287)	0.81

Balances at December 31, 2008	935	5,130	$5.18	5.40	$10

Options vested and expected to vest at December 31, 2008		4,524	$5.34	5.38	$10
Options exercisable at December 31, 2008		1,954	$6.04	4.95	$8

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
Range of		Contractual	Average	Aggregate		Average	Aggregate
Exercise	Number	Life	Exercise	Intrinsic	Number	Exercise	Intrinsic
Prices	Outstanding	(in Years)	Price	Value	Exercisable	Price	Value

$ 0.18 - $ 0.75	318	1.19	$0.67	$10	290	$0.69	$8
$ 0.89 - $ 0.89	947	5.51	0.89	—	—	—	—
$ 1.34 - $ 3.90	823	6.34	3.58	—	532	3.78	—
$ 3.94 - $ 4.50	545	4.14	4.40	—	156	4.49	—
$ 4.66 - $ 4.96	628	5.13	4.85	—	154	4.81	—
$ 5.02 - $ 5.95	668	4.60	5.78	—	174	5.81	—
$ 8.29 - $10.53	541	6.99	10.45	—	318	10.47	—
$10.65 - $11.50	356	6.28	11.30	—	194	11.29	—
$11.66 - $11.66	52	8.37	11.66	—	20	11.66	—
$11.88 - $11.88	252	7.49	11.88	—	116	11.88	—

$ 0.18 - $11.88	5,130	5.40	$5.18	$10	1,954	$6.04	$8

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $0.50 at December 31, 2008. The aggregate intrinsic value of awards exercised during the year ended December 31, 2008 and December 31, 2007 was $71 and $170, respectively.

Included in the above table are non-employee stock options granted in the years ended December 31, 2008, 2007 and 2006 for 7, 4, and 1 shares of common stock, respectively. The Company had outstanding non-employee stock options to purchase 3, 4 and 1 shares of common stock at weighted average exercise prices of $7.97, $11.00 and $3.90 at December 31, 2008, 2007 and 2006, respectively.

Adoption of SFAS 123R

The Company adopted SFAS 123R on January 1, 2006. Under SFAS 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2008	2007	2006

Dividend yield	—%	—%	—%
Risk-free interest rate	2.34%	4.25%	4.77%
Expected term (years)	4.08	5.24	6.07
Expected volatility	43%	52%	74%

The Company based expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, ranging from five to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the year ended December 31, 2008, 2007 and 2006 was $1.15, $6.78 and $4.32, respectively.

SFAS 123R requires nonpublic companies that used the minimum value method under SFAS 123 to apply the prospective transition method of SFAS 123R. Prior to adoption of SFAS 123R, the Company used the minimum

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value method, and it therefore has not restated its financial results for prior periods. Under the prospective method, stock-based compensation expense for the years ended December 31, 2006, 2007 and 2008 includes compensation expense for (i) all new stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, (ii) unmodified awards granted prior to but not vested as of December 31, 2005 accounted for under APB 25 and (iii) awards outstanding as of December 31, 2005 that were modified after the adoption of SFAS 123R.

The Company calculated employee stock-based compensation expense based on awards ultimately expected to vest and reduced it for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2008	2007	2006

Research and development	$714	$939	$207
Sales and marketing	5,174	674	322
General and administrative	2,097	2,186	1,211

Total stock-based compensation expense	$7,985	$3,799	$1,740

Consolidated net cash proceeds from option exercises were $231, $225 and $194 for the year ended December 31, 2008, 2007 and 2006, respectively. The Company realized no income tax benefit from stock option exercises during the year ended December 31, 2008, 2007 and 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

During 2008, the Company modified one option agreement. The modification involved the acceleration of the vesting of one grant totaling 17 shares of common stock. The Company recorded a charge of $8 in connection with this modification for the year ended December 31, 2008. During 2007, the Company modified one option agreement. The modification involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification for the year ended December 31, 2007. During 2006, the Company modified five additional option agreements, including grants made to two members of the Company’s Board of Directors. The modifications included the repricing of one option for 50 shares of common stock from $4.80 per share to $3.57 per share and accelerating the vesting of four other grants totaling 27 shares of common stock. Total incremental compensation costs resulting from the modifications were $104 for the year ended December 31, 2006.

At December 31, 2008, the Company had $6,742 of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 2.79 years.

Non-Employee Stock Options

During the years ended December 31, 2008, 2007 and 2006, the Company granted options to purchase 3, 4 and 1, shares of common stock, respectively, to non-employees at exercise prices ranging from $3.90 to $11.00 and with contractual terms generally of five years. The Company determined estimated fair value on the grant date using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 2.87% to 4.90% and contractual lives of 5 to 10 years. The Company accounts for stock options, which vest over the service period, using the variable accounting model and re-measures them each accounting period. Compensation expense related to options granted to consultants was $1 during the year ended December 31, 2008, $9 during the year ended December 31, 2007 and $253 during the year ended December 31, 2006.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

During the year ended December 31, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vested as to 50% of the shares after six months and thereafter vested pro rata monthly for the next six months. The Company did not grant any restricted stock during the years ended December 31, 2008 or 2006.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. In December 2007, the Board of Directors approved the matching of employee contributions beginning in April 2008. Matching contributions to the plan are in the form of cash and at the discretion of the Company. For the year ended December 31, 2008, employer contributions under this plan were $337. The Company elected to indefinitely suspend matching contributions for U.S. employees in the first quarter of 2009.

NOTE 12 — INCOME TAXES

The components of loss before income taxes, cumulative effect of change in accounting principle and minority interest by tax jurisdiction were as follows:

	Year Ended December 31,
	2008	2007	2006

United States	$(45,654)	$(1,221)	$(5,714)
Foreign	(57,909)	(2,370)	(6,411)

Loss before income taxes	$(103,563)	$(3,591)	$(12,125)

The components of income tax benefit/(provision) were as follows:

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$52	$(52)	$—
State	2	(20)	(1)
Foreign	(3,835)	56	(568)

	(3,781)	(16)	(569)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	655	281	384

	655	281	384

Total:
Federal	52	(52)	—
State	2	(20)	(1)
Foreign	(3,180)	337	(184)

	$(3,126)	$265	$(185)

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2008	2007	2006

Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	—	(0.6)	1.9
Foreign rate differential	(0.1)	(3.2)	(1.6)
Research and development credit	0.3	7.7	2.2
Acquired in-process research and development	(0.4)	(0.6)	(4.2)
United Kingdom research and development refund	—	(11.9)	—
Withholding taxes	(0.4)	(18.0)	(3.9)
Goodwill impairment	(22.8)	—	—
Stock-based compensation	(3.9)	—	—
Other	(0.3)	1.1	(4.9)
Valuation allowance	(9.4)	(1.1)	(25.0)

Effective tax rate	(3.0)%	7.4%	(1.5)%

Deferred tax assets and liabilities consist of the following:

	December 31, 2008			December 31, 2007
	US	Foreign	Total	US	Foreign	Total

Deferred tax assets:
Fixed assets	$439	$1,234	$1,673	$190	$238	$428
Net operating loss carryforwards	21,796	25,858	47,654	9,098	1,659	10,757
Accruals, reserves and other	1,104	228	1,332	1,426	146	1,572
Foreign tax credit	1,593	—	1,593	—	—	—
Stock-based compensation	1,262	249	1,511	979	272	1,251
Research and development credit	885	—	885	753	—	753
Other	1,560	—	1,560	—	—	—

Total deferred tax assets	$28,639	$27,569	$56,208	$12,446	$2,315	$14,761
Deferred tax liabilities:
Macrospace and iFone intangible assets	$—	$(402)	$(402)	$—	$(1,020)	$(1,020)
MIG intangible assets	—	(2,461)	(2,461)	—	(2,656)	(2,656)
Superscape intangible assets	(3,025)	(447)	(3,472)	—	—	—
Other	—	(14)	(14)	(92)	(1)	(93)

Net deferred tax assets	25,614	24,245	49,859	12,354	(1,362)	10,992

Less valuation allowance	(25,614)	(26,706)	(52,320)	(12,354)	(1,294)	(13,648)

Net deferred tax liability	$—	$(2,461)	$(2,461)	$—	$(2,656)	$(2,656)

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, the Company intends to repatriate certain distributable earnings from a subsidiary in China. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will reverse in the foreseeable future.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 109 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each jurisdiction.

At December 31, 2008, the Company has net operating loss carryforwards of approximately $54,800 and $54,227 for federal and state tax purposes, respectively. These carryforwards will expire from 2011 to 2028. In addition, the Company has research and development tax credit carryforwards of approximately $1,117 for federal income tax purposes and $990 for California tax purposes. The federal research and development tax credit carryforwards will begin to expire in 2021. The California state research credit will carry forward indefinitely. The Company has approximately $1,366 of foreign tax credit carryforwards that will expire beginning in 2017, and approximately $12 of state alternative minimum tax credits that will carryforward indefinitely. In addition, at December 31, 2008, the Company has net operating loss carryforwards of approximately $92,349 for United Kingdom tax purposes.

The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382. Total net operating losses of $92,349 are available in the United Kingdom, however, of those losses $90,809 are limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $3,057 of interest and penalties on uncertain tax positions.

A reconciliation of the total amounts of unrecognized tax benefits at December 31, 2008 is as follows:

	Year Ended December 31,
	2008	2007

Beginning balance	$2,208	$575
Additions based on uncertain tax positions related to the current period	401	367
Additions based on uncertain tax positions related to prior periods	53	113
Additions based on uncertain tax positions due to acquisitions	—	1,153
Reductions of tax positions taken during previous years	(256)	—

Ending balance	$2,406	$2,208

As of December 31, 2008, approximately $93 of unrecognized tax benefits, if recognized, would impact our effective tax rate. A portion of this amount, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust its deferred tax assets which are subject to valuation allowance. The Company does not anticipate any significant changes to its uncertain tax positions within the next twelve months.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom and the PRC. The Company’s federal tax return is open by statute for tax years 2001 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2001 and forward. The statute of limitations for the Company’s 2006 tax return in the United Kingdom will close in 2009. The Company’s PRC income tax returns are open by statute for tax years 2002 and forward. In practice, a tax audit, examination or tax assessment notice issued by the PRC tax authorities does not represent finalization or closure of a tax year.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — SEGMENT REPORTING

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

The Company generates its revenues in the following geographic regions:

	Year Ended December 31,
	2008	2007	2006

United States of America	$43,046	$35,997	$25,475
United Kingdom	4,913	6,813	4,810
China	8,883	132	62
Americas, excluding the USA	9,588	5,284	2,704
EMEA, excluding the United Kingdom	20,274	15,421	10,715
Other	3,063	3,220	2,400

	$89,767	$66,867	$46,166

The company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2008	2007	2006

Americas	$3,208	$1,806	$1,956
EMEA	790	1,146	1,407
Other	863	865	117

	$4,861	$3,817	$3,480

NOTE 14 — RESTRUCTURING

During 2008, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the year ended December 31, 2008, the Company incurred $1,744 in restructuring charges. These charges included $989 related to employee severance and benefit arrangements due to the termination of employees in France, Hong Kong, Sweden, the United Kingdom and the United States and $755 related to vacated office space at the Company’s headquarters.

As of December 31, 2008 the Company’s remaining restructuring liability of $1,000 was comprised of $100 of severance and benefit payments that are expected to be made in the first quarter of 2009 and $900 of facility related costs that are expected to be paid over the remainder of the lease terms of one to three years. However, any changes in the assumptions used in the Company’s vacated facility accrual could result in additional charges in the future.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2007 and 2008. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2007				2008
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(In thousands)

Revenues	$15,698	$16,377	$16,651	$18,141	$20,592	$23,704	$23,894	$21,577
Cost of revenues:
Royalties	4,292	4,388	4,587	5,114	5,488	5,399	5,753	5,920
Impairment of prepaid royalties and guarantees	—	—	—	—	—	234	1,921	4,158
Amortization of intangible assets	552	553	483	613	1,708	3,135	3,247	3,220

Total cost of revenues	4,844	4,941	5,070	5,727	7,196	8,768	10,921	13,298

Gross profit	10,854	11,436	11,581	12,414	13,396	14,936	12,973	8,279

Operating expenses:
Research and development	4,713	5,577	5,863	6,272	6,520	8,861	9,223	7,536
Sales and marketing	3,075	3,131	3,326	3,692	5,782	6,042	6,004	8,239
General and administrative	4,009	4,263	4,149	4,477	5,395	6,096	5,085	4,395
Amortization of intangible assets	67	67	67	74	68	69	67	57
Acquired in-process research and development	—	—	—	59	1,039	71	—	—
Impairment of goodwill	—	—	—	—	—	—	46,618	22,880
Restructuring charge	—	—	—	—	75	86	126	1,458
Gain on sale of assets	(1,040)	—	—	—	—	—	—	—

Total operating expenses	10,824	13,038	13,405	14,574	18,879	21,225	67,123	44,565

Income (loss) from operations	30	(1,602)	(1,824)	(2,160)	(5,483)	(6,289)	(54,150)	(36,286)
Interest and other income (expense), net	(522)	1,017	1,299	171	608	(94)	(1,894)	25

Loss before income taxes and minority interest	(492)	(585)	(525)	(1,989)	(4,875)	(6,383)	(56,044)	(36,261)
Income tax benefit (provision)	(272)	(313)	(228)	1,078	(1,130)	(213)	(822)	(961)
Minority interest in consolidated subsidiaries	—	—	—	—	3	(5)	—	—

Net loss	$(764)	$(898)	$(753)	$(911)	$(6,002)	$(6,601)	$(56,866)	$(37,222)

Net loss per share — basic and diluted	$(0.59)	$(0.03)	$(0.03)	$(0.03)	$(0.21)	$(0.23)	$(1.93)	$(1.26)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008 and has issued its report concurring, which is included in Part II, Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31,2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors. Our Code of Business Conduct and Ethics is published on our Investor Relations Web site at www.glu.com/corp/pages/investors.aspx. We disclose amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this Web site.

EXECUTIVE OFFICERS

The following table shows Glu’s executive officers as of March 1, 2009 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

L. Gregory Ballard	55	President, Chief Executive Officer and Director
Jill S. Braff	40	Senior Vice President of Global Publishing
Kevin S. Chou	37	Vice President, General Counsel and Secretary
Alessandro Galvagni	38	Senior Vice President of Global Product Development and Chief Technology Officer
Eric R. Ludwig	39	Senior Vice President, Chief Financial Officer and Assistant Secretary
Thomas M. Perrault	43	Vice President, Global Human Resources

L. Gregory Ballard has served as our President, Chief Executive Officer and director since September 2003. Prior to joining us, Mr. Ballard consulted for Virgin USA, Inc. from April 2003 to September 2003. Prior to then, he served as Chief Executive Officer at SONICblue Incorporated, a manufacturer of ReplayTV digital video recorders and Rio digital music players, from August 2002 to April 2003, and as Executive Vice President of Marketing and Product Management at SONICblue from April 2002 to August 2002. Between July 2001 and April 2002, Mr. Ballard worked as a consultant. Mr. Ballard served as Chief Executive Officer of MyFamily.com, Inc., a subscription-based Internet service, from January 2000 to July 2001. Previously, he served as Chief Executive Officer or in another senior executive capacity with 3dfx Interactive, Inc., an advanced graphics chip manufacturer, Warner Custom Music Corp., a division of Time Warner, Inc., Capcom Entertainment, Inc., a developer and publisher of video games, and Digital Pictures, Inc., a video game developer and publisher. Mr. Ballard serves as a director of DTS, Inc., a provider of branded entertainment technologies. Mr. Ballard also serves as an advisor to LaunchBox Digital. Mr. Ballard holds a B.A. degree in political science from the University of Redlands and a J.D. from Harvard Law School.

Jill S. Braff has served as our Senior Vice President of Global Publishing since June 2007, and served as our Senior Vice President of Worldwide Publishing from May 2005 to June 2007 and also as our General Manager of the Americas from August 2005 to June 2007. She also previously served as our Vice President of Marketing from December 2003 to May 2005, and as a marketing consultant from November 2003 to December 2003. From 2001 until November 2003, Ms. Braff worked as an independent marketing consultant and functioned as interim Vice President of Marketing at Sega of America, Inc., an interactive entertainment company, from June 2003 to August 2003, as Creative Director at Konami of America, an electronic entertainment company, from January 2003 to June 2003, and as a wireless games consultant at Sprint PCS from January 2002 to April 2002. Ms. Braff has also held senior marketing positions at Photopoint Corporation, MyFamily.com, Inc. and The Learning Company. Ms. Braff holds a B.A. in English from Colgate University.

Alessandro Galvagni has served as our Senior Vice President of Global Product Development and Chief Technology Officer since June 2007, and served as our Chief Technology Officer from September 2002 to June

2007 and also as our Senior Vice President of Product Development from January 2006 to June 2007. Prior to joining us, Mr. Galvagni served as an architect (pervasive division) at BEA Systems, Inc. during 2001. Previously, Mr. Galvagni served as project leader at Pumatech International, a mobile software technology company, from 1999 to 2001. Prior to that, Mr. Galvagni served in senior engineering roles with Proxinet, Inc., a mobile software technology company, and at NASA Ames Research Center. Mr. Galvagni holds a B.S. in computer engineering from California State University at San Jose and an M.S. in computer engineering from Santa Clara University.

Kevin S. Chou has served as our Vice President, General Counsel and Secretary since July 2006. He also served as our Interim Vice President of Global Human Resources from May 2008 to August 2008. Prior to joining us, Mr. Chou served as Senior Counsel at Knight-Ridder, Inc., a newspaper publishing and Internet company, from August 2005 to July 2006. From September 2002 to August 2005, he served as Associate General Counsel at The Thomas Kinkade Company, an art publishing company. Mr. Chou served as General Counsel of Dialpad Communications, Inc., an Internet telephony company, from October 2000 to March 2002. Previously, Mr. Chou was an associate at Fenwick & West LLP, a law firm serving technology and life sciences clients, and Orrick, Herrington & Sutcliffe, an international law firm. Mr. Chou holds a B.S. in economics from the University of California at Berkeley and a J.D. from Yale Law School.

Eric R. Ludwig has served as our Senior Vice President, Chief Financial Officer and Assistant Secretary since August 2008, served as our Vice President, Finance, Interim Chief Financial Officer and Assistant Secretary from May 2008 to August 2008, served as our Vice President, Finance and Assistant Secretary since July 2006, served as our Vice President, Finance since April 2005, and served as our Director of Finance from January 2005 to April 2005. Prior to joining us, from January 1996 to January 2005, Mr. Ludwig held various positions at Instill Corporation, an on-demand supply chain software company, most recently as Chief Financial Officer, Vice President, Finance and Corporate Secretary. Prior to Instill, Mr. Ludwig was Corporate Controller at Camstar Systems, Inc., an enterprise manufacturing execution and quality systems software company, from May 1994 to January 1996. He also worked at Price Waterhouse L.L.P. from May 1989 to May 1994. Mr. Ludwig holds a B.S. in commerce from Santa Clara University and is a Certified Public Accountant.

Thomas R. Perrault has served as our Vice President, Global Human Resources since August 2008. Prior to joining us, Mr. Perrault was Vice President of Human Resources for ZipRealty, Inc., a full service, on-line national real estate company, from January 2007 through October 2007. Prior to ZipRealty, Mr. Perrault was a Senior Human Resources Director with Blue Shield of California from April 2004 to December 2006 and with Brocade Communications, a supplier of data center networking solutions, from April 2002 to March 2004. Mr. Perrault has also held senior human resources positions with CoSine Communications and Silicon Graphics Inc. Mr. Perrault began his career as a legislative attorney for the United States Postal Service in Washington, D.C. Mr. Perrault holds a B.A. in history and political science from Rice University and a J.D. from Duke University School of Law.

Item 11.	Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 55.

(2) Financial Schedules: No separate “Valuation and Qualifying Accounts” table has been included as the required information has been included in the Consolidated Financial Statements included in this report.

(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.

By:	/s/ L. Gregory Ballard
L. Gregory Ballard,
President and Chief Executive Officer

Date: March 13, 2009

By:	/s/ Eric R. Ludwig
Eric R. Ludwig,
Senior Vice President and Chief Financial Officer

Date: March 13, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints L. Gregory Ballard and Eric R. Ludwig, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ L. Gregory Ballard L. Gregory Ballard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Eric R. Ludwig Eric R. Ludwig	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Daniel L. Skaff Daniel L. Skaff	Lead Independent Director	March 13, 2009

/s/ Ann Mather Ann Mather	Director	March 13, 2009

Signature	Title	Date

/s/ William J. Miller William J. Miller	Director	March 13, 2009

/s/ Richard A. Moran Richard A. Moran	Director	March 13, 2009

/s/ Hany M. Nada Hany M. Nada	Director	March 13, 2009

/s/ A. Brooke Seawell A. Brooke Seawell	Director	March 13, 2009

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	March 13, 2009

Exhibit Index

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of November 28, 2007, by and among Glu Mobile Inc., Maverick Acquisition Corp., Awaken Limited, Awaken (Beijing) Communications Technology Co. Ltd., Beijing Zhangzhong MIG Information Technology Co. Ltd., Beijing Qinwang Technology Co. Ltd., each of Wang Bin, Wang Xin and You Yanli, and Wang Xin, as Representative (the “MIG Merger Agreement”).	8-K	001-33368	2.01	12/03/07
2.02	Amendment to the MIG Merger Agreement.	8-K	001-33368	2.01	12/30/08
2.03	Recommended Cash Offer by Glu Mobile Inc. for Superscape Group plc.	8-K	001-33368	2.01	01/25/08
2.04	Form of Acceptance, Authority and Election by Glu Mobile Inc. for Superscape Group plc.	8-K	001-33368	2.02	01/25/08
3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07
3.02	Amended and Restated Bylaws of Glu Mobile Inc.	8-K	001-33368	99.01	10/28/08
4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07
4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 29, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc. and the Amendment No. 1 and Joinder to the Amended and Restated Investor Rights Agreement dated May 5, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc.	S-1	333-139493	4.02	12/19/06
4.03	Written Consent and Agreement to Convert entered into as of February 28, 2007 by and among Glu Mobile Inc. and Granite Global Ventures II, L.P. and TWI Glu Mobile Holdings Inc.	S-1/A	333-139493	10.32	03/06/07
10.01	Form of Indemnity Agreement.	S-1	333-139493	10.01	12/19/06
10.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07
10.03#	2007 Equity Incentive Plan and forms of(a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement,(b) Notice of Restricted Stock Award and Restricted Stock Agreement,(c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement,(d) Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement and(e) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07
10.04#	2007 Employee Stock Purchase Plan, as amended on April 20, 2007.	10-Q	001-33368	10.02	08/14/08
10.05#	2007 Employee Stock Purchase Plan, as amended on January 22, 2009.					X
10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

		Incorporated by Reference
Exhibit						Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit		Date	Herewith

10.07#	Interim CFO Retention Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of May 9, 2008.	10-Q	011-33368	10.04		08/14/08
10.08#	Change of Control Severance Agreement, dated as of October 10, 2008, between L. Gregory Ballard and Glu Mobile Inc.						X
10.09#	Form of Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and each of Jill S. Braff, Kevin S. Chou, Alessandro Galvagni, Eric R. Ludwig and Thomas M. Perrault.						X
10.10#	2008 Executive Bonus Plan of Glu Mobile Inc., as amended on April 9, 2008.	10-Q	011-33368	10.03		8/14/08
10.11#	Glu Mobile Inc. 2009 Executive Bonus Plan, dated as of, February 25, 2009.	8-K	011-33368	10.01		03/03/09
10.12#	Description of 2009 Target Bonuses under the 2009 Executive Bonus Plan of Glu Mobile Inc. (contained in Item 5.02 of the Form 8-K).	8-K	011-33368	—		03/03/09
10.13#	Summary of Compensation Terms of Kevin S. Chou, dated as of October 31, 2008.	10-Q	011-33368	10.02		11/14/08
10.14#	Offer Letter, dated as of July 17, 2008, between Glu Mobile Inc. and Thomas M. Perrault.	10-Q	011-33368	10.01		11/14/08
10.15#	Salary Compensation Terms of L. Gregory Ballard, dated as of January 1, 2009 (contained in Item 5.02 of Form 8-K).	8-K	011-33368	—		12/02/08
10.16#	Non-Employee Director Compensation Program, dated as of October 31, 2006.	10-Q	011-33368	10.01		08/14/08
10.17#	Non-Employee Director Compensation Program, dated as of January 28, 2009.						X
10.18	Lease Agreement at San Mateo Centre II and III dated as of January 23, 2003, as amended on June 26, 2003, December 5, 2003, October 11, 2004 and May 31, 2005, by and between CarrAmerica Realty, L.P. and Glu Mobile Inc.	S-1	333-139493	10.05		12/19/06
10.19	Sublease dated as of August 22, 2007, between Oracle USA, Inc., and Glu Mobile Inc.	8-K	001-33368	10.1		08/28/07
10.20+	BREW Application License Agreement dated as of February 12, 2002 by and between Cellco Partnership (d.b.a. Verizon Wireless) and Glu Mobile Inc.	S-1/A	333-139493	10	.11.1	01/10/07
10.21+	BREW Developer Agreement dated as of November 2, 2001, as amended, by and between Qualcomm Inc. and Glu Mobile Inc.	S-1/A	333-139493	10	.11.2	01/10/07
10.22	Form of Warrant dated as of May 2, 2006 by and between Pinnacle Ventures I Equity Holdings LLC and Glu Mobile Inc., by and between Pinnacle Ventures I Affiliates, L.P. and Glu Mobile Inc., and by and between Pinnacle Ventures II Equity Holdings, LLC and Glu Mobile Inc.	S-1	333-139493	10.20		12/19/06
10.23	Form of Warrant to Purchase Common Stock issued February 28, 2007 by Glu Mobile Inc. to Granite Global Ventures II, L.P. and to TWI Glu Mobile Holdings Inc.	S-1/A	333-139493	10.31		03/06/07

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.24	Second Amendment to Loan and Security Agreement between Glu Mobile Inc. and Silicon Valley Bank, dated November 4, 2008.	8-K	011-33368	10.01	11/04/08
10.25	Amended and Restated Loan and Security Agreement dated as of December 29, 2008, among Silicon Valley Bank, Glu Mobile Inc., Glu Games Inc. and Superscape Inc	8-K	011-33368	10.06	12/30/08
10.26	Form of Senior Subordinated Secured Promissory Note, between Glu Mobile Inc. and each of the former shareholders of Beijing Zhangzhong MIG Information Technology Co. Ltd., dated as of December 29, 2008.	8-K	011-33368	10.01	12/30/08
10.27	Secured Promissory Note in the principal amount of $2,500,000, between Beijing Zhangzhong MIG Information Technology Co., Ltd. and Wang Bin, dated as of December 29, 2008.	8-K	011-33368	10.02	12/30/08
10.28	Secured Promissory Note in the principal amount of $2,500,000, between Beijing Zhangzhong MIG Information Technology Co., Ltd. and Wang Xin, dated as of December 29, 2008.	8-K	011-33368	10.03	12/30/08
10.29	Security Agreement, among Glu Mobile Inc., and each of the former shareholders of Beijing Zhangzhong MIG Information Technology Co. Ltd. and Wang Xin, dated as of December 29, 2008.	8-K	011-33368	10.04	12/30/08
10.30	Guaranty Agreement, among Glu Mobile Inc., Wang Bin and Wang Xin, dated as of December 29, 2008.	8-K	011-33368	10.05	12/30/08
21.01	List of Subsidiaries of Glu Mobile Inc.					X
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.01	Power of Attorney (included on signature page)
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

#	Indicates management compensatory plan or arrangement.

+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933 and Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.