Form 10-Q
period 2009-03-31
GLU MOBILE INC
filed 2009-05-11
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of April 30, 2009: 29,620,780 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,674	$19,166
Accounts receivable, net of allowance of $487 and $468 at March 31, 2009 and December 31, 2008, respectively	19,681	19,826
Prepaid royalties	16,212	15,298
Prepaid expenses and other	1,885	2,704

Total current assets	52,452	56,994
Property and equipment, net	4,463	4,861
Prepaid royalties	4,428	4,349
Other long-term assets	1,024	930
Intangible assets, net	17,367	20,320
Goodwill	4,603	4,622

Total assets	$84,337	$92,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,065	$6,569
Accrued liabilities	906	686
Accrued compensation	2,252	2,184
Accrued royalties	17,644	18,193
Accrued restructuring	651	1,000
Deferred revenues	710	727
Current portion of long-term debt	15,175	14,000

Total current liabilities	43,403	43,359
Other long-term liabilities	10,744	11,798
Long-term debt, less current portion	8,326	10,125

Total liabilities	62,473	65,282

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value: 250,000 authorized at March 31, 2009 and December 31, 2008; 29,621 and 29,584 shares issued and outstanding at March 31, 2009 and December 31, 2008	3	3
Additional paid-in capital	185,521	184,757
Deferred stock-based compensation	—	(11)
Accumulated other comprehensive income	1,222	1,170
Accumulated deficit	(164,882)	(159,125)

Total stockholders’ equity	21,864	26,794

Total liabilities and stockholders’ equity	$84,337	$92,076

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$20,775	$20,592
Cost of revenues:
Royalties	5,813	5,488
Amortization of intangible assets	2,848	1,708

Total cost of revenues	8,661	7,196

Gross profit	12,114	13,396

Operating expenses:
Research and development	6,397	6,520
Sales and marketing	4,112	5,782
General and administrative	4,485	5,395
Amortization of intangible assets	51	68
Restructuring charge	—	75
Acquired in-process research and development	—	1,039

Total operating expenses	15,045	18,879

Loss from operations	(2,931)	(5,483)
Interest and other income/(expense), net:
Interest income	18	527
Interest expense	(364)	(10)
Other income/(expense), net	(461)	94

Interest and other income/(expense), net	(807)	611

Loss before income taxes	(3,738)	(4,872)
Income tax provision	(2,019)	(1,130)

Net loss	$(5,757)	$(6,002)

Net loss per share — basic and diluted:	$(0.19)	$(0.21)

Weighted average common shares outstanding — basic and diluted	29,595	29,146

Stock-based compensation expense included in:
Research and development	$180	$77
Sales and marketing	151	1,301
General and administrative	433	594
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,757)	$(6,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	593	630
Amortization of intangible assets	2,899	1,776
Stock-based compensation	764	1,972
MIG earnout expense	656	—
Interest expense on debt	276	—
Amortization of loan agreement costs	38	10
Non-cash foreign currency remeasurement (gain)/loss	442	(318)
Acquired in-process research and development	—	1,039
(Gain)/write down of auction-rate securities	—	235
Changes in allowance for doubtful accounts	20	62
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(130)	(81)
Prepaid royalties	(1,034)	(1,885)
Prepaid expenses and other assets	678	30
Accounts payable	(393)	1,114
Other accrued liabilities	221	880
Accrued compensation	67	600
Accrued royalties	(482)	(213)
Deferred revenues	(8)	(146)
Accrued restructuring charge	(349)	78
Other long-term liabilities	(1,045)	1,250

Net cash provided by/(used in) operating activities	(2,544)	1,031

Cash flows from investing activities:
Purchase of property and equipment	(305)	(2,265)
Acquisition of Superscape, net of cash acquired	—	(26,651)
Acquisition of MIG, net of cash acquired	—	(693)

Net cash used in investing activities	(305)	(29,609)

Cash flows from financing activities:
Proceeds from line of credit	18,312	—
Payments on line of credit	(13,851)	—
MIG loan payments	(6,000)	—
Proceeds from exercise of stock options	11	93
Proceeds from exercise of stock warrants	—	101

Net cash provided by/(used in) financing activities	(1,528)	194

Effect of exchange rate changes on cash	(115)	91

Net decrease in cash and cash equivalents	(4,492)	(28,293)
Cash and cash equivalents at beginning of period	19,166	57,816

Cash and cash equivalents at end of period	$14,674	$29,523

Supplemental disclosure of non-cash activities
Accrued acquisition costs	$—	$1,012
Accrued interest on MIG loan payments	$276	$—
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies
     Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company creates mobile games and related applications based on third-party licensed brands and other intellectual property, as well as its own original intellectual property.
  Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, File Number 001-33368, filed with the Securities and Exchange Commission on March 13, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2009 and its results of operations for the three months ended March 31, 2009 and 2008, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2009 has been derived from the unaudited condensed consolidated financial statements as of that date.
     The Company’s cash and cash equivalents were $14,674 as of March 31, 2009. During the three months ended March 31, 2009, the Company used $2,542 of cash in operating activities, $305 of cash in investing activities and $1,528 of cash in financing activities. The Company expects to continue to fund its operations and satisfy its contractual obligations for 2009 primarily through its cash and cash equivalents, borrowings under the Company’s revolving credit facility, cash we intend to repatriate from China and cash generated by operations during the latter half of 2009. However, there can be no assurances that the Company will be able to generate positive operating cash flow during the latter half of 2009 or beyond. The Company believes its cash and cash equivalents, including cash flows from operations, borrowings under the credit facility and its ability to repatriate cash from its foreign locations will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, the Company’s cash requirements for the next 12 months may be greater than anticipated due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than currently anticipated, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on the Company’s part to remain in compliance with the covenants under the revolving credit facility. The Company’s expectations regarding cash sufficiency assume that revenues will be sufficient to enable it to comply with the credit facility EBITDA covenant. If revenues are lower than anticipated, the Company will be required to reduce its operating expenses to remain in compliance with this financial covenant. However, further reducing operating expenses will be very challenging for the Company, since it undertook restructuring activities in the fourth quarter of 2008 that reduced operating expenses significantly from second quarter 2008 levels. Should the Company be required to further reduce operating expenses, it could have the effect of reducing revenues. If the Company’s cash sources are insufficient to satisfy the Company’s cash requirements, the Company may be required to sell convertible debt or equity securities to raise additional capital or to increase the amount available to the Company for borrowing under the Company’s credit facility. The Company may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to it, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to the Company’s stockholders. Additionally, the Company may be unable to increase the size of the Company’s credit facility, or to do so on terms that are acceptable to it, particularly in light of the current credit market conditions. If the amount of cash that the Company generates from operations is less than anticipated, it could also be required to extend the term beyond its December 2010 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit the Company’s ability to achieve profitability in the future.

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
     The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Three Months Ended
	March 31,
	2009		2008
Verizon Wireless	21.8%		22.0%
China Mobile	12.2			*
Vodafone		*	10.3

*	Revenues from the customer were less than 10% during the period.
     At March 31, 2009, Verizon Wireless accounted for 21.6% of total accounts receivable. At December 31, 2008, Verizon Wireless accounted for 25.7% of total accounts receivable.
  Net Loss Per Share
     The Company computes basic net loss per share attributable to common stockholders by dividing its net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase by the Company.

	Three Months Ended
	March 31,
	2009	2008
Net loss attributable to common stockholders	$(5,757)	$(6,002)

Basic and diluted shares:
Weighted average common shares outstanding	29,596	29,189
Weighted average unvested common shares subject to repurchase	(1)	(43)

Weighted average shares used to compute basic and diluted net loss per share	29,595	29,146

Net loss per share attributable to common stockholders — basic and diluted	$(0.19)	$(0.21)
     The following weighted average options, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2009	2008
Warrants to purchase common stock	106	155
Unvested common shares subject to repurchase	1	43
Options to purchase common stock	5,010	4,060

	5,117	4,258

  Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“FAS 157”). In February 2008, the FASB issued a staff position, FSP No. 157-2, that delays the effective date of FAS 157 for all non-financial assets and liabilities except for those recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. However, adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.
     Effective January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations (“FAS 141R”), which replaces SFAS No. 141, Business Combinations (“FAS 141”) and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first quarter of 2009, the Company believes FSP SFAS 141R may have a material impact on the Company’s future consolidated financial statements, if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.
     In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies, (“FSP SFAS 141R-1”). FSP FAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first quarter of 2009, the Company believes FSP SFAS 141R-1 may have a material impact on the Company’s future consolidated financial statements, if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.
     Effective January 1, 2009, the Company adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”) which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity separate and apart from the parent’s equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share, so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of FAS 160 did not have a material impact on the Company’s consolidated results of operations and financial position.
     In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, and the Company expects to adopt the FSPs during the second quarter of 2009. The Company is still evaluating the impact, if any, these FSPs will have on its consolidated results of operations or financial condition.
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
     The Company’s consolidated financial statements include the results of operations of Superscape from the date of acquisition, March 7, 2008. Under the purchase method of accounting, the Company allocated the total purchase price of $38,810 to the net tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values as of the acquisition date.
     The following summarizes the purchase price allocation of the Superscape acquisition:

Assets acquired:
Cash	$8,593
Accounts receivable	4,353
Prepaid and other current assets	1,507
Property and equipment	182
Titles, content and technology	9,190
Carrier contracts and relationships	7,400
Trade name	330
In-process research and development	1,110
Goodwill	13,432

Total assets acquired	46,097

Liabilities assumed:
Accounts payable	(2,567)
Accrued liabilities	(585)
Accrued compensation	(367)
Accrued restructuring	(3,768)
Total current liabilities	(7,287)

Total liabilities	(7,287)

Net acquired assets	$38,810

     The Company recorded an estimate for costs to terminate some activities associated with the Superscape operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $3,768 principally related to the termination of 29 Superscape employees of $2,277, restructuring of facilities of $1,466 and other agreement termination fees of $25.
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
     In conjunction with the acquisition of Superscape, the Company recorded a $1,110 expense for acquired in-process research and development (“IPR&D”) within operating expenses during the year ended December 31, 2008 because feasibility of the acquired technology had not been established and no future alternative uses existed. As a result of the minority interest ownership during the first quarter of 2008 only $1,039 of the IPR&D expense was recognized during the three months ended March 31, 2008. The remainder of the expense was recorded in the second quarter of 2008.

     The IPR&D is related to the development of new game titles. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 22% discount rate.
     The Company allocated the residual value of $13,432 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. Based on the Company’s annual and interim goodwill impairment tests, all of the goodwill related to the Superscape acquisition that had been attributed to the Americas reporting unit was impaired during the year ended December 31, 2008.
     Superscape’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Superscape, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented, and includes the IPR&D charge resulting from the acquisition of Superscape:

Three
Months
Ended
March 31,
2008

Total pro forma revenues	$23,305
Gross profit	15,296
Pro forma net loss	(6,361)
Pro forma net loss per share — basic and diluted	$(0.22)
Note 3 — Short-Term Investments and Fair Value Measurements
  Short-Term Investments
     Marketable securities, which are classified as available-for-sale, are summarized below as of March 31, 2009 and December 31, 2008:

				Classified on Balance Sheet
	Purchased	Realized	Aggregate	Cash and Cash	Short-term
	Cost	Loss	Fair Value	Equivalents	Investments
As of March 31, 2009:
Money market funds	$118	$—	$118	$118	$—

	$118	$—	$118	$118	$—

As of December 31, 2008:
Money market funds	$124	$—	$124	$124	$—

	$124	$—	$124	$124	$—

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
     In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and available for sale investments) as of March 31, 2009:

	Aggregate
	Fair Value	Level 1
Money market funds	$118	$118

Total cash equivalents and marketable securities	118

Cash	14,556

Total cash, cash equivalents and marketable securities	$14,674

Note 4 — Balance Sheet Components
  Accounts Receivable

	March 31,	December 31,
	2009	2008
Accounts receivable	$20,168	$20,294
Less: Allowance for doubtful accounts	(487)	(468)

	$19,681	$19,826

     Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three months ended March 31, 2009 and 2008.
  Property and Equipment

	March 31,	December 31,
	2009	2008
Computer equipment	$4,806	$4,644
Furniture and fixtures	384	386
Software	2,637	2,628
Leasehold improvements	3,061	3,055

	10,888	10,713
Less: Accumulated depreciation and amortization	(6,425)	(5,852)

	$4,463	$4,861

     Depreciation expense for the three months ended March 31, 2009 and 2008 was $593 and $630, respectively.
  Other Long-Term Liabilities

	March 31,	December 31,
	2009	2008
Accrued royalties	$2,433	$3,409
FIN 48 obligations	4,403	4,399
Deferred income tax liability	2,450	2,461
Other	1,458	1,529

	$10,744	11,798

Note 5 — Goodwill and Intangible Assets
     The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2009 and December 31, 2008 were as follows:

		March 31, 2009			December 31, 2008
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,326	$(12,190)	$1,136	$13,370	$(10,478)	$2,892
Catalogs	1 yr	1,105	(1,105)	—	1,126	(1,126)	—
ProvisionX Technology	6 yrs	182	(125)	57	185	(119)	66
Carrier contract and related relationships	5 yrs	18,403	(4,623)	13,780	18,463	(3,845)	14,618
Licensed content	5 yrs	2,731	(1,239)	1,492	2,744	(1,029)	1,715
Service provider license	9 yrs	431	(62)	369	432	(50)	382
Trademarks	3 yrs	539	(341)	198	540	(285)	255

		36,717	(19,685)	17,032	36,860	(16,932)	19,928

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,179	(844)	335	1,201	(809)	392
Noncompete agreement	2 yrs	516	(516)	—	525	(525)	—

		1,695	(1,360)	335	1,726	(1,334)	392

Total intangibles assets		$38,412	$(21,045)	$17,367	$38,586	$(18,266)	$20,320

     Additions to intangible assets during the year ended December 31, 2008 of $16,920 are a result of the Superscape acquisition (see Note 2).
     The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended March 31, 2009 and 2008, the Company recorded amortization expense in the amounts of $2,848 and $1,708, respectively, in cost of revenues. During the three months ended March 31, 2009 and 2008, the Company recorded amortization expense in the amounts of $51 and $68, respectively, in operating expenses.
     As of March 31, 2009, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2009 (remaining nine months)	$4,203	$147	$4,350
2010	4,208	188	4,396
2011	2,852	—	2,852
2012	2,736	—	2,736
2013	2,669	—	2,669
2014 and thereafter	364	—	364

	$17,032	$335	$17,367

  Goodwill
     The Company attributes all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The Company attributes all of the goodwill resulting from the MIG acquisition to its APAC reporting unit and all of the goodwill resulting from the Superscape acquisition to the Americas reporting unit. The goodwill allocated to the Americas reporting unit is denominated in United States Dollars (“USD”), the goodwill allocated to the EMEA reporting unit is denominated in Pounds Sterling (“GBP”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the EMEA and APAC reporting units are subject to foreign currency fluctuations.
     Goodwill by geographic region is as follows:

				Effects of					Effects of
				Foreign	Impairment				Foreign	Impairment
	January 1,	Goodwill		Currency	of	December 31,	Goodwill		Currency	of	March 31,
	2008	Acquired	Adjustments	Exchange	Goodwill	2008	Acquired	Adjustments	Exchange	Goodwill	2009
Americas	$11,426	$13,445	$—	$—	$(24,871)	$—	$—	$—	$—	$—	$—
EMEA	27,860	—	—	(2,506)	(25,354)	—	—	—	—	—	—
APAC	7,976	—	15,510	409	(19,273)	4,622	—	—	(19)	—	4,603

Total	$47,262	$13,445	$15,510	$(2,097)	$(69,498)	$4,622	$—	$—	$(19)	$—	$4,603

     Goodwill was acquired during 2008 as a result of the Superscape acquisition (see Note 2). The net adjustment increase to goodwill in 2008 of $15,510 was a result of additional purchase consideration for MIG of $14,536 due to the restructuring in the fourth quarter of 2008 of the MIG earnout payments and additional professional fees of $974 related to the MIG acquisition. In 2008, the Company recorded an aggregate goodwill impairment of $69,498 as the fair values of the Americas, APAC and EMEA reporting units were determined to be below their respective carrying values.
Note 6 — Commitments and Contingencies
  Leases
     The Company leases office space under non-cancelable operating facility leases with various expiration dates through July 2013. Rent expense for the three months ended March 31, 2009 and 2008 was $666 and $949, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $536 and $606 at March 31, 2009 and December 31, 2008, respectively, and was included within other long-term liabilities.
     At March 31, 2009, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Period Ending December 31,	Payments	Income	Payments
2009 (remaining nine months)	$2,786	$162	$2,624
2010	2,288	—	2,288
2011	1,807	—	1,807
2012	989	—	989
2013	147	—	147

	$8,017	$162	$7,855

  Minimum Guaranteed Royalties
     The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of March 31, 2009 were as follows:

Minimum
Guaranteed
Period Ending December 31,	Royalties
2009 (remaining nine months)	$7,889
2010	3,780
2011	344
2012	364
2013	—
2014 and thereafter	50

$12,427

     Commitments in the above table include $11,682 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of March 31, 2009 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
  Income Taxes
     As of March 31, 2009, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of March 31, 2009, the settlement of the Company’s income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next 12 months.
  Indemnification Agreements
     The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2009 or December 31, 2008.
     In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2009 or December 31, 2008.
  Contingencies
     From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. For example, the Company is engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which Skinit previously claimed that it is owed approximately $600,000. Recently, Skinit filed a complaint against the Company and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009) on April 21, 2009, alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. The Company does not believe it is party to any currently pending litigation, the outcome of which will have a material adverse effect on its operations, financial position or liquidity. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors.
Note 7 — Debt
  MIG Notes
     In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes require that the Company pay off the principal and interest in installments with aggregate principal payments scheduled as follows:

January 15, 2009	$6,000
April 1, 2009	$3,000
July 1, 2009	$5,000
March 31, 2010	$1,500
June 30, 2010	$1,500
September 30, 2010	$1,500
December 31, 2010	$1,500

20,000

     The Earnout Notes are secured by a lien on substantially all of the Company’s assets, and are subordinated to the Company’s obligations to the lender under the Company’s Loan and Security Agreement, dated as of February 15, 2007, as amended (the “Credit Facility”), and any replacement credit facility that meets certain conditions. The Earnout Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, payable in arrears, and may be prepaid without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes.
     In January 2009, the Company paid $6,000 of principal to the MIG shareholders related to the Earnout Notes.
     In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. The Special Bonus Notes provide for cash payments as follows:

March 31, 2010	$937
June 30, 2010	$937
September 30, 2010	$1,563
December 31, 2010	$1,563

5,000

     The Special Bonus Notes are guaranteed by the Company and the Company’s obligations are secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes are subordinated to the Credit Facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, payable in arrears, and may be paid off in advance without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes. The Company has recorded a cumulative $4,781 of the Special Bonus Notes as of March 31, 2009 as one of the former MIG shareholders must continue to provide services to the Company through June 30, 2009 to be fully vested in the special bonus. The remaining $219 of compensation expense and note payable will be recorded in the second quarter of 2009.
     As of March 31, 2009, the Company’s current portion of long-term debt related to the Earnout and Special Bonus Notes was $10,714 and the long-term portion was $8,326.
     Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value of the debt of $23,501 approximates fair value.
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
     The interest rate for the Credit Facility is the lender’s prime rate, plus 1.0%, but no less than 5.0%. Interest is due monthly, with all outstanding obligations due at maturity. The Company must also pay the lender a monthly unused revolving line facility fee of 35 bps on the unused portion of the $8,000 commitment. In addition, the Company paid the lender a non-refundable commitment fee of $55 in December 2008 and will pay an additional $55 in December 2009. The Credit Facility limits the Company and certain of its subsidiaries’ ability to, among other things, dispose of assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. The Credit Facility requires the Company to establish a separate account at the lender for collection of its accounts receivables. All deposits into this account are automatically applied by the lender to the Company’s outstanding obligations under the Credit Facility.
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
     For purposes of the above covenant, EBITDA means (a) the Company’s consolidated net income, determined in accordance with U.S. Generally accepted accounting principles, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expense, plus (f) non-cash goodwill and other intangible assets and royalty impairments, plus (g) non-cash foreign exchange translation charges, minus (h) all non-cash income of the Company and its subsidiaries for such period.
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
     The Credit Facility matures on December 29, 2010, when all amounts outstanding will be due. If the Credit Facility is terminated prior to maturity by the Company or by the lender after the occurrence and continuance of an event of default, then the Company will owe a termination fee equal to $80, or 1.00% of the total commitment.
     As of March 31, 2009, the Company was in compliance with all covenants of the Credit Facility and had outstanding obligations of $4,461.
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
Early Exercise of Options
     Stock options granted under the Company’s stock option plan provide certain director and employee option holders the right to elect to exercise unvested options in exchange for shares of restricted common stock. Unvested shares, in the amounts of 1 and 1 at March 31, 2009 and December 31, 2008, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right generally lapses as to 25% of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding and have been reflected in stockholders’ equity. The Company treats cash received from employees for exercise of unvested options as a refundable deposit shown as a liability in its consolidated financial statements. As of March 31, 2009 and December 31, 2008, the Company included cash received for early exercise of options of $5 and $6, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.
Warrants to Purchase Common Stock
     In March 2008, a holder of warrants elected to net exercise warrants to purchase 18 shares of the Company’s common stock, which were converted to 10 shares of common stock. Also in March 2008, a holder of warrants elected to exercise warrants to purchase 53 shares of the Company’s common stock at $1.92 per share for total cash consideration of $101.
     Warrants outstanding as of March 31, 2009 were as follows:

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
  2007 Equity Incentive Plan
In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the 2001 Plan that were unissued. On each January 1 of each of 2008 through 2011, the aggregate number of shares of the Company’s common stock reserved for issuance under the plan will be increased automatically by the number of shares equal to 3% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year. In addition, shares not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan.
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
     As of March 31, 2009, 1,749 shares were available for future grants under the 2007 Plan.
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
     As of March 31, 2009, 1,012 shares were available for issuance under the 2007 Purchase Plan.
  2008 Equity Inducement Plan
     In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Equity Incentive Plan. The Inducement Plan did not require the approval of the Company’s stockholders. The Company has reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. The Company may only grant non-qualified stock options (“NSOs”) under the Inducement Plan. Grants under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination. The Inducement Plan does not provide the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares or stock bonuses.
     As of March 31, 2009, 339 shares were available for future grants under the 2008 Inducement Plan.

  Stock Option Activity
     The following table summarizes the Company’s stock option activity for the three months ended March 31, 2009:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2008	935	5,130	5.18
Increase in authorized shares	887
Options granted	(57)	57	0.64
Options canceled	323	(323)	6.52
Options exercised	—	(37)	0.30

Balances at March 31, 2009	2,088	4,827	$5.07	5.45	$2

Options vested and expected to vest at March 31, 2009		4,256	$5.26	5.45	$1
Options exercisable at March 31, 2009		2,076	$6.05	5.26	$1
     The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $0.48 per share as of March 31, 2009. Consolidated net cash proceeds from option exercises were $11 and $93 for the three months ended March 31, 2009 and 2008, respectively. The Company realized no income tax benefit from stock option exercises during the three months ended March 31, 2009 or 2008. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     The Company applies the fair value provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended
	March 31,
	2009	2008
Dividend yield	—%	—%
Risk-free interest rate	1.52%	2.46%
Expected volatility	50.4%	44.2%
Expected term (years)	3.88	4.08
     The Company based its expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $0.25 and $1.79, respectively.
     The Company calculated employee stock-based compensation expense recognized in the three months ended March 31, 2009 and 2008 based on awards ultimately expected to vest and reduced it for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended
	March 31,
	2009	2008
Research and development	$180	$77
Sales and marketing	151	1,301
General and administrative	433	594

Total stock-based compensation expense	$764	$1,972

     As of March 31, 2009, the Company had $5,393 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, which will be recognized over a weighted average period of 2.65 years. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
  Restricted Stock
     The Company did not grant any restricted stock during the three months ended March 31, 2009 and 2008.
Note 10 — Income Taxes
     The Company recorded an income tax provision of $2,019 and $1,130 for the three months ended March 31, 2009 and 2008, respectively, related to foreign withholding taxes and income taxes in some foreign jurisdictions. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption was $575. As of March 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefits was $3,569 and $2,406, respectively. As of March 31, 2009, approximately $59 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.
     The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $57 and $26 of interest on uncertain tax positions during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company had a liability of $3,100 related to interest and penalties for uncertain tax positions.
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
     The Company generates its revenues in the following geographic regions:

	Three Months Ended
	March 31,
	2009	2008
United States of America	$10,023	$9,508
United Kingdom	798	1,613
China	2,544	1,789
Americas, excluding the USA	2,154	1,853
EMEA, excluding the United Kingdom	4,769	5,079
Other	487	750

	$20,775	$20,592

     The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2009	2008
Americas	$2,999	$3,208
EMEA	709	790
Other	755	863

	$4,463	$4,861

Note 11 — Restructuring
     During 2008, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the three months ended March 31, 2009 the Company paid $100 of severance and $248 of facility related charges.
     As of March 31, 2009 the Company’s remaining restructuring liability of $651 was comprised of facility related costs that are expected to be paid over the remainder of the lease terms of one to three years. However, any changes in the assumptions used in the Company’s vacated facility accrual could result in additional charges in the future.
Note 11 — Subsequent Events
     On April 22, 2009, the Company launched a voluntary stock option exchange program (the “Exchange Program”) pursuant to which its eligible U.S. and U.K. employees (“Eligible Employees”) have the right to exchange all options to purchase shares of its common stock outstanding prior to the Exchange Program launch date having an exercise price equal to or greater than $1.25 per share (“Eligible Options”) granted under the 2007 Plan or the 2001 Plan for new nonqualified stock options to be granted under the 2007 Plan (“New Options”). Eligible Options that are tendered for New Options will be cancelled and returned to the 2007 Plan for re-issuance thereunder. The Company’s executive officers and its non-employee directors are not eligible to participate in the Exchange Program. Eligible employees will receive a New Option for each tendered Eligible Option, depending on the exercise price of the Eligible Option tendered, in accordance with the exchange ratios set forth in the table below:

Exchange Ratio
(New Options-
for-Eligible
Exercise Price	Options)
$1.25 - $1.99	1-for-1
2.00 - 3.99	1-for-2
4.00 - 5.94	1-for-3
5.95 or greater	1-for-4
     The exercise price of the New Options will equal the closing sale price of the Company’s common stock as reported on The NASDAQ Global Market on the first trading day following the close of Exchange Program (which the Company expects will be May 21, 2009). The New Options will vest over three years in 36 equal monthly installments and have a six-year term. The Company expects that the Exchange Program will expire on May 20, 2009 at 5:30 p.m., Pacific Time, unless extended by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations are intended to identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
• our expectations and beliefs regarding future conduct and growth of the business;
• our expectations regarding competition and our ability to compete effectively;
• our expectations regarding development of future products;
• our expectations regarding our expenses for 2009;
• our assumptions underlying our Critical Accounting Policies and Estimates, including forecasts, comparable companies and other assumptions used to estimate the fair value of our goodwill;
• our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;
• our assessments and estimates that determine our effective tax rate and valuation allowance;
• our belief that our cash and cash equivalents, borrowings under our revolving credit facility, cash flows from operations and our ability to repatriate cash from foreign locations will be sufficient to meet our working capital needs, contractual obligations, debt service obligations, capital expenditure requirements and similar commitments;
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
Overview
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the first quarter of 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
          Financial Results and Trends
          Revenues for the three months ended March 31, 2009 were $20.8 million, a 1% increase or $0.2 million as compared to the three months ended March 31, 2008, in which we reported revenues of $20.6 million. This increase was primarily driven by three months of revenue recorded for Superscape in 2009 as compared to three weeks of Superscape revenue recorded in 2008 and by $700,000 of one-time revenue from an APAC customer but offset by a decrease in growth of our sales in our carrier-based business, resulting primarily from a decrease in the growth of handset unit sales, which in turn led to a decrease in the growth in the number of games that we sold and the adverse impact of foreign currency exchange rates on our 2009 revenues. Our revenue growth rate will continue to depend significantly on continued growth in the mobile games market and our ability to continue to attract new end users in that market, purchases of new mobile handsets, and the overall strength of the economy, particularly in the U.S. Our future revenues would be adversely affected if there were a continued slowdown in the growth of our carrier business, which we expect will generate the vast majority of our revenues in 2009. In addition, our revenue growth rate may be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, imposes a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of other factors, including our relationships with our carriers and licensors. Even if mobile games based on licensed content or brands remain popular with end users, any of our licensors could decide not to renew our existing license or not to license additional intellectual property to us and instead license to our competitors or develop and publish their own mobile games or other applications, competing with us in the marketplace. The loss of any key relationships with our carriers, other distributors or licensors could impact our revenues in the future. We expect our 2009 revenues to be lower than our 2008 revenues, and in future periods, our revenues could continue to decline.
          Our net loss in the three months ended March 31, 2009 was $5.8 million versus a net loss of $6.0 million in the three months ended March 31, 2008. This decrease was driven primarily by a reduction in our operating expenses by $3.8 million but offset by an increase in costs of revenues of $1.5 million, a decrease in other income/(expense), net of $1.4 million and an increase in income taxes of $889,000. If our revenues are lower than we anticipate, we will be required to further reduce our operating expenses to remain in compliance with the financial covenants under our revolving credit facility. However, reducing our operating expenses will be very challenging for us, since we undertook restructuring activities in the fourth quarter of 2008 that reduced our operating expenses significantly from second quarter 2008 levels. Should we be required to further reduce operating expenses, it could have the effect of reducing our revenues.
          We expect that our expenses to develop and port games for new mobile platforms will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms. Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that our cash expenses will remain relatively constant compared to the first quarter of 2009 in terms of absolute dollars for the balance of the year.
          Cash and cash equivalents at March 31, 2009 totaled $14.7 million, a decrease of $4.5 million from $19.2 million at December 31, 2008. This decrease is primarily due to $6.0 million paid in January 2009 to the MIG shareholders, $1.0 million paid for royalty advances during the quarter and a $1.0 million reduction in our other long-term payables. These cash outflows were offset by the net proceeds of $4.5 million from the borrowings under our credit facility.

        Significant Transactions
     In December 2008, we renegotiated and extended our credit facility. The credit facility provides for borrowings of up to $8.0 million, subject to a borrowing base equal to 80% of our eligible accounts receivable.
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
          In December 2007, we acquired MIG to accelerate our presence in China, deepen our relationship with China Mobile, the largest wireless carrier in China, acquire access and rights to leading franchises for the Chinese market, and augment our internal production and publishing resources with a studio in China. We purchased all of MIG’s then outstanding shares for a total purchase price of $30.5 million, consisting of cash consideration to MIG shareholders of $14.7 million and transaction costs of $1.3 million. As a result of the attainment of the revenue and operating income milestones in 2008 by MIG, we were committed to pay the $20.0 million in additional consideration to the MIG shareholders and the $5.0 million of bonuses to two officers of MIG. In December 2008, we restructured the timing and nature of these payments and issued to former shareholders of MIG an aggregate of $25.0 million in promissory notes, which are due in 2009 and 2010. Due to decreases in our long-term forecasts and current market capitalization a portion of the goodwill resulting from the MIG acquisition was impaired during the year ended December 31, 2008.
Critical Accounting Policies and Estimates
     There have been no significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2009 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.
Results of Operations
  Comparison of the Three Months Ended March 31, 2009 and 2008
     Revenues

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Revenues	$20,775	$20,592
     Our revenues increased $0.2 million, or 1.0%, from $20.6 million for the three months ended March 31, 2008 to $20.8 million for the three months ended March 31, 2009, due primarily to three months of revenue recorded for Superscape in 2009 as compared to three weeks of Superscape revenue recorded in 2008 and by $700,000 of one-time revenue from an APAC customer but offset by a decrease in growth of our sales in our carrier-based business, resulting primarily from a decrease in the growth of handset unit sales, which in turn led to a decrease in the growth in the number of games that we sold. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $332,000, from $11.1 million in the three months ended March 31, 2008 to $10.8 million in the three months ended March 31, 2009. The decrease in international revenues was primarily a result of decreased unit sales in EMEA but offset by increased unit sales in China and other developing markets, including Latin America. We expect our 2009 revenues to be lower than our 2008 revenues as a result of the decrease in growth of our carrier-based business.
     Cost of Revenues

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Cost of revenues:
Royalties	$5,813	$5,488
Amortization of intangible assets	2,848	1,708

Total cost of revenues	$8,661	$7,196

Revenues	$20,775	$20,592

Gross margin	58.3%	65.1%
     Our cost of revenues increased $1.5 million, or 20.4%, from $7.2 million in the three months ended March 31, 2008 to $8.7 million in the three months ended March 31, 2009. The increase resulted primarily from the commencement of amortization of intangible assets acquired in 2008 from Superscape. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 81.3% in the three months ended March 31, 2008 to 75.9% in the three months ended March 31, 2009, primarily due to sales of games developed by MIG and Superscape based on their respective original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property increased from 33.2% in the three months ended March 31, 2008 to 36.9% in the three months ended March 31, 2009 due to increased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 26.7% to 28.0% due to the increase in the average royalty we paid on games based on licensed intellectual property but offset by an increase in revenue from games based on our intellectual property, especially sales of MIG and Superscape titles.
     Research and Development Expenses

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Research and development expenses	$6,397	$6,520
Percentage of revenues	30.8%	31.7%
     Our research and development expenses decreased $0.1 million, or 1.9%, from $6.5 million in the three months ended March 31, 2008 to $6.4 million in the three months ended March 31, 2009. The decrease in research and development costs was primarily due to a decrease in facility and overhead costs due to reduced headcount in higher cost locations and a reduction in third-party outside services costs for porting and external development but was offset by increases in salaries and benefits.
     Research and development staff increased by 26 employees to a total of 422 as of March 31, 2009 as compared to the same period in 2008, and salaries and benefits increased as a result. This growth in headcount was due primarily to the continued growth of our development studios in Brazil and China. Research and development expenses included $180,000 of stock-based compensation expense in the three months ended March 31, 2009 and $77,000 in the three months ended March 31, 2008. As a percentage of revenues, research and development expenses remained relatively consistent year over year at 30.8% for the three months ended March 31, 2009 compared to 31.7% for the three months ended March 31, 2008 due to the growth in headcount of our research and development studios in our lower cost locations.
     Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Sales and marketing expenses	$4,112	$5,782
Percentage of revenues	19.8%	28.1%

     Our sales and marketing expenses decreased $1.7 million, or 28.9%, from $5.8 million in the three months ended March 31, 2008 to $4.1 million in the three months ended March 31, 2009. The decrease was primarily due to a $1.2 million decrease in stock-based compensation due primarily to the quarterly accrual related to the MIG stock-based compensation earnout no longer being recorded, a $384,000 decrease in salaries and benefits as we reduced our sales and marketing headcount from 74 at March 31, 2008 to 67 at March 31, 2009, a $132,000 decrease in travel and entertainment and a $124,000 decrease in facility and overhead costs due to the reduced headcount. As a percentage of revenues, sales and marketing expenses decreased from 28.1% in the three months ended March 31, 2008 to 19.8% in the three months ended March 31, 2009 primarily due to the reduction in stock-based compensation related to the MIG earnout and the decrease in salaries and benefits. Sales and marketing expenses included $151,000 of stock-based compensation expense in the three months ended March 31, 2009 and $1.3 million in the three months ended March 31, 2008.
     General and Administrative Expenses

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
General and administrative expenses	$4,485	$5,395
Percentage of revenues	21.6%	26.2%
     Our general and administrative expenses decreased $910,000, or 16.9%, from $5.4 million in the three months ended March 31, 2008 to $4.5 million in the three months ended March 31, 2009. The decrease in general and administrative expenses was primarily the result of a $590,000 decrease in salaries and benefits, a $204,000 decrease in professional fees and a $161,000 decrease in stock-based compensation. We decreased our general and administrative headcount from 91 at March 31, 2008 to 68 at March 31, 2009 and salaries and benefits and stock-based compensation decreased as a result. As a percentage of revenues, general and administrative expenses decreased from 26.2% in the three months ended March 31, 2008 to 21.6% in the three months ended March 31, 2009 as a result of our reduction in headcount and related expenses. General and administrative expenses included $433,000 of stock-based compensation expense in the three months ended March 31, 2009 and $594,000 in the three months ended March 31, 2008.
     Other Operating Expenses
     Our restructuring charge decreased from $75,000 during the three months ended March 31, 2008 to zero during the three months ended March 31, 2009 as we undertook activities to relocate our operations in France from Nice to Paris during 2008. The resulting restructuring charge principally consisted of costs associated with employee termination benefits.
     Our IPR&D decreased from $1.0 million in the three months ended March 31, 2008 to zero in the three months ended March 31, 2009. The IPR&D charge recorded in 2008 related to the in-process development of new 2D and 3D games by Superscape at the date of acquisition. We determined the value of acquired IPR&D from Superscape using a discounted cash flows approach. We calculated the present value of expected future cash flows attributable to the in-process technology using a 22% discount rate. This rate took into account the percentage of completion of the development effort ranging from approximately 20% to 50% and the risks associated with our developing technology given changes in trends and technology in our industry. As of December 31, 2008, all acquired IPR&D projects had been completed at a cost similar to the original projections.
     Other Expenses
     Interest and other income/(expense), net, decreased from a net income of $611,000 during the three months ended March 31, 2008 to a net expense of $807,000 in the three months ended March 31, 2009. This change was primarily due to an increase in foreign currency losses of $779,000, a decrease in interest income of $510,000 resulting from lower cash balances as a result of the MIG and Superscape acquisitions and an increase of $354,000 in interest expense related to the MIG notes and borrowings under our credit facility. We expect to generate minimal interest income during 2009 as a result of lower cash balances and lower yields on our investments, which are predominately in cash or cash equivalent securities bearing minimal interest. We also expect to incur interest expense on the MIG notes and borrowings under our credit facility through 2010.
     Income Tax Provision
     Income tax provision increased from $1.1 million in the three months ended March 31, 2008 to $2.0 million in the three months ended March 31, 2009 primarily as a result of increased income tax in certain foreign entities. We expect our effective tax rate in 2009 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
Liquidity and Capital Resources

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$305	$2,265
Depreciation and amortization	3,492	2,406
Cash flows provided by/(used in) operating activities	(2,544)	1,031
Cash flows provided by/(used in) investing activities	(305)	(29,609)
Cash flows provided by financing activities	(1,528)	194
     Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $164.9 million and $159.1 million as of March 31, 2009 and December 31, 2008, respectively. Prior to our IPO, our primary sources of liquidity had been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million. In the quarter ended March 31, 2007, we raised $74.8 million of proceeds, net of underwriting discounts and estimated expenses, in our IPO. In the future, we anticipate that our primary sources of liquidity will be our cash and cash equivalents, cash generated from our operating activities and borrowing under our revolving credit facility.
     Operating Activities
     For the three months ended March 31, 2009, net cash used in operating activities was $2.5 million, primarily due to our net loss of $5.8 million and the net change in our operating assets and liabilities of $2.5 million but offset by adjustments for non-cash items including amortization expense of $2.9 million, stock-based compensation expense of $764,000, MIG earnout expense of $656,000, depreciation expense of $593,000 and non-cash foreign currency translation loss of $442,000.
     For the three months ended March 31, 2008, net cash provided by operating activities was $1.0 million, primarily due to the net change in operating assets and liabilities of $1.6 million, adjustments for non-cash items including amortization expense of $1.8 million, stock-based compensation expense of $1.9 million, acquired IPR&D of $1.0 million and depreciation expense of $630,000 but offset by our net loss of $6.0 million.
     We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash used in operating activities.
  Investing Activities
     In the three months ended March 31, 2009, we used $305,000 of cash for investing activities resulting primarily from purchases of property and equipment, all of which related to additional network and server equipment.
     In the three months ended March 31, 2008, we used $29.6 million of cash for investing activities. This net cash usage resulted from the acquisition of Superscape, net of cash acquired, of $26.7 million, additional cash payments of $693,000 for professional fees related to the acquisition of MIG and purchases of property and equipment of $2.3 million primarily related to moving our corporate headquarters.
  Financing Activities
     In the three months ended March 31, 2009, net cash used in financing activities was $1.5 million due to the payment of $6.0 million related to the MIG notes but offset by the net proceeds from borrowings under our credit facility of $4.5 million.
     In the three months ended March 31, 2008, our financing activities provided $194,000 of cash, substantially all of which came from the proceeds from the exercise of stock options and warrants.

  Sufficiency of Current Cash and Cash Equivalents
          Our cash and cash equivalents were $14.7 million as of March 31, 2009. During the quarter ended March 31, 2009, we used $4.5 million of cash. We expect to continue to fund our operations and satisfy our contractual obligations for 2009 primarily through our cash and cash equivalents, borrowings under our revolving credit facility, cash we intend to repatriate from China and cash generated by operations during the latter half of 2009. However, there can be no assurances that we will be able to generate positive operating cash flow during the latter half of 2009 or beyond. We believe our cash and cash equivalents, including cash flows from operations, borrowings under our credit facility and our ability to repatriate cash from our foreign locations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on our part to remain in compliance with the covenants under our revolving credit facility. Our expectations regarding cash sufficiency assume that our revenues will be sufficient to enable us to comply with our credit facility EBITDA covenant discussed below. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this financial covenant. However, further reducing our operating expenses will be very challenging for us, since we undertook restructuring activities in the fourth quarter of 2008 that reduced our operating expenses significantly from second quarter 2008 levels. Should we be required to further reduce operating expenses, it could have the effect of reducing our revenues.
          Our cash needs include our requirement to repay $19.0 million of principal under the MIG Notes, $8.0 million of which is payable in 2009 and $11.0 million of which is payable in 2010. (See Note 7 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our debt.) Our anticipated cash requirements during 2009 also include payments for prepaid royalties and guarantees, of which approximately a portion is related to anticipated new license agreements (for which there is no existing contractual commitment), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See Note 6 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our contractual commitments.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.
          We currently have an $8.0 million credit facility, which expires in December 2010. Our credit facility contains financial covenants and restrictions that limit our ability to draw down the entire $8.0 million. These covenants are as follows:
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). We must maintain, measured on a consolidated basis at the end of each of the following periods, EBITDA of at least the following:

October 1, 2008 through December 31, 2008	$(1,672,000)
October 1, 2008 through March 31, 2009	$(2,832,000)
January 1, 2009 through June 30, 2009	$(812,000)
April 1, 2009 through September 30, 2009	$1,572,000
July 1, 2009 through December 31, 2009	$4,263,000
October 1, 2009 through March 31, 2010	$5,092,000
January 1, 2010 through June 30, 2010	$5,257,000
April 1, 2010 through September 30, 2010	$5,298,000
July 1, 2010 through December 31, 2010	$6,073,000
For purposes of the above covenant, EBITDA means (a) our consolidated net income, determined in accordance with U.S. generally accepted accounting principles, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expense, plus (f) non-cash goodwill and other intangible assets and royalty impairments, plus (g) non-cash foreign exchange translation charges, minus (h) all of our non-cash income and the non-cash income of our subsidiaries for such period.

•	Minimum Domestic Liquidity: We must maintain at the lender an amount of cash, cash equivalents and short-term investments of not less than the greater of: (a) 20% of our total consolidated unrestricted cash, cash equivalents and short-term investments, or (b) 15% of outstanding obligations under the credit facility.
     Our credit facility is collateralized by eligible customer accounts receivable balances, as defined by the lender. There can be no assurances that our eligible accounts receivable balances will be adequate to allow us to draw down on the entire $8.0 million credit facility particularly if any of our larger customers’ creditworthiness deteriorates. In addition, among other things, the credit facility limits our ability to dispose of certain assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. Further, the credit facility requires us to maintain a separate account with the lender for collection of our accounts receivables. All deposits into this account will be automatically applied by the lender to our outstanding obligations under the credit facility.
     As of April 30, 2009, we had outstanding borrowings of $5.4 million under our credit facility. Our failure to comply with the financial or operating covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.0%, but no less than 5.0%, which adversely impacts our cash position and result in operating and financial covenants that restrict our operations. See Note 8 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report for more information regarding our credit facility.
     The credit facility matures on December 29, 2010, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80, or 1.00% of the total commitment.
     As of March 31, 2009, we were in compliance with all covenants. We believe that we will continue to meet all covenants, including the future EBITDA covenant requirements.
     Of the $14.7 million of cash and cash equivalents that we held at March 31, 2009, approximately $7.5 million were held in accounts in China. To fund our operations and repay our debt obligations, we intend to repatriate approximately $4.2 million of available funds from China to the U.S no later than June 30, 2009, which would subject us to withholding taxes of at least 10% on any repatriated funds and potential additional tax, including cash tax payments. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.
     In addition, we may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue, and to defend against, settle or pay damages related to a litigation dispute to which we are currently a party. We also intend to enter into new licensing arrangements for existing or new licensed intellectual properties, which may require us to make royalty payments at the outset of the agreements well before we are able to collect cash payments and/or recognize revenues associated with the licensed intellectual properties.
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
  Contractual Obligations

          The following table is a summary of our contractual obligations as of March 31, 2009:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$7,855	$2,624	$5,084	$147	$—
Guaranteed royalties(1)	12,427	7,889	4,488	50	—
MIG Earnout and Bonus Notes(2)	19,949	8,192	11,757	—	—
FIN 48 obligations, including interest and penalties(3)	4,403	—	—	—	4,403
Line of credit	4,461	4,461	—	—	—

*	Represents the remaining nine months of 2009

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Some of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Some of these minimum payments totaling $11.7 million have been recorded as liabilities on our unaudited consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)	We have issued $25.0 million of notes payable to former shareholders of MIG of which we have paid an aggregate principal amount of $9.0 million as of April 30, 2009. One of the former officers of MIG must continue to provide services through June 30, 2009 to be fully vested in the special bonus, and as a result, we did not record $218,750 of the special bonus that is subject to vesting.

(3)	As of March 31, 2009, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on our consolidated balance sheets. As of March 31, 2009, the settlement of our income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.
  Off-Balance Sheet Arrangements
     At March 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
     We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.0%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At April 30, 2009, we had $5.4 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.0%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.

     We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2009, we had no short-term investments and substantially all $14.7 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.
     The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
     As of March 31, 2009 and December 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Chile, China, France, Germany, Hong Kong, Italy, Russia and Spain, and our current deposits are likely in excess of insured limits.
     Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of March 31, 2009 and December 31, 2008, Verizon Wireless accounted for 21.6% and 25.7% of our total accounts receivable, respectively, and no other carrier represented more than 10% of our total accounts receivable.
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
ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures
          Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this report our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
          Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our first quarter ended March 31,2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. For example, we are engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which Skinit previously claimed that it is owed approximately $600,000. Recently, Skinit filed a complaint against us and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009) on April 21, 2009, alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. We do not believe we are party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations, financial position or liquidity. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors.
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
          We have incurred significant losses since inception, including a net loss of $12.3 million in 2006, a net loss of $3.3 million in 2007 and a net loss of $106.7 million in 2008. As of December 31, 2008, we had an accumulated deficit of $159.1 million, which had increased to $164.9 million as of March 31, 2009. During 2008, we incurred aggregate charges of approximately $77.6 million for goodwill, royalty impairments and restructuring activities. If we continue to incur these charges, our profitability will continue to decline. In addition, during 2008, we also incurred $25.0 million in indebtedness related to the restructuring of the MIG earnout and bonus payments, and in the first quarter of 2009, we drew down under our revolving credit facility under which we had $5.4 million outstanding as of April 30, 2009. In addition, we may be required to implement additional initiatives designed to increase revenues, such as increased marketing for our new games, particularly for the next-generation platforms, and acquiring content. If our revenues do not increase to offset these additional expenses and debt payments, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructuring, we will continue to incur significant losses and will not become profitable. Finally, we expect our 2009 revenues to be lower than our 2008 revenues, and in future periods, our revenues could continue to decline. Accordingly, we may not achieve profitability in the future.
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
  • maintain our current, and develop new, wireless carrier and other distributor relationships, particularly in international markets;
  • maintain and expand our current, and develop new, relationships with third-party branded content owners;

  • retain or improve our current revenue-sharing arrangements with carriers, other distributors and third-party branded content owners;
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
          In addition, given the open nature of the development and distribution for certain next-generation platforms, such as the Apple iPhone and Google Android, we also compete with a vast number of small companies and individuals who are able to create and launch mobile games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce prices to levels at which we are unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for the iPhone. As of February 28, 2009, there were approximately 4,500 games available on the Apple App Store since its launch in July 2008. The proliferation of titles on the Apple App Store makes it difficult for us to differentiate ourselves from other developers and to compete for end users purchasing content for their iPhone and iPod Touch devices without substantially reducing our prices or increasing spending to market our products. Certain of our large competitors have the right to more licenses to develop titles for the iPhone and have considerably greater resources than we do, enabling them to develop more games than we can and to do so more quickly, which causes further challenges, especially on the next-generation platforms. If our industry continues to shift to a sales and distribution model similar to the App Store our ability to compete would be further challenged, since the vast majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not direct-to-consumer channels.
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
          The operation of our business and our efforts to grow our business further, including through additional acquisitions, will require significant cash outlays and commitments, such as with our past acquisitions. As of March 31, 2009, we had $14.7 million of cash and cash equivalents. In addition to our general operating expenses and prepaid and guaranteed royalty payments, we have debt service obligations related to $5.4 million outstanding as of April 30, 2009 under our revolving credit facility and our issuing an aggregate of $25.0 million in subordinated notes in December 2008 in connection with our restructuring of the MIG earnout and bonus payments under which we owed $19.0 million as of March 31, 2009. If our cash and cash equivalents, and any cash generated from operations and borrowings under our credit facility are insufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations, and debt repayment obligations. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, and Cash Equivalents.”
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
          Since becoming a publicly traded security listed on the NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.67 per share and closing low of $0.23 per share. The last reported sale price of our shares on April 30, 2009 was $0.58 per share. Our stock has traded below $1.00 per share since October 30, 2008. Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it may delist our common stock from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. While NASDAQ has suspended the minimum bid price and market value requirements until July 2009, there can be no assurance that NASDAQ will extend the suspension or that our common stock will remain eligible for trading on the NASDAQ Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.
We have outstanding debt obligations and may incur additional debt in the future, which could adversely affect our financial condition and results of operations.
          In December 2008, we renegotiated and extended our $8.0 million revolving credit facility, which is secured by substantially all of our assets, including our intellectual property. As of April 30, 2009, we had outstanding borrowings of $5.4 million, and we expect to continue to borrow during the term of the facility for general working capital purposes and to satisfy our other debt obligations. In addition, in December 2008, we issued an aggregate of $25.0 million in promissory notes to former shareholders of MIG to restructure the earnout and bonus payments that we owe to them. This debt may adversely affect our operating results and financial condition by, among other things:
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
          Our credit facility imposes restrictions on us, including requiring us to maintain compliance with specified financial covenants and to maintain a certain level of cash deposits with the lender. Our ability to comply with these covenants may be affected by events beyond our control. Our expectations regarding cash sufficiency assume that our revenues will be sufficient to enable us to comply with the earnings-related financial covenant. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this financial covenant. However, reducing our operating expenses will be very challenging for us, since we undertook restructuring activities in the fourth quarter of 2008 that reduced our operating expenses significantly from second quarter 2008 levels. Should we be required to further reduce operating expenses, it could have the effect of reducing our revenues. In addition, the credit facility may adversely affect our ability to incur certain liens and sell the company. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness could be declared immediately due and payable. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, Cash Equivalents” for additional information regarding our credit facility.) Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business financial position and liquidity, including potentially forcing us to file for bankruptcy protection. For more information about our debt obligations, see Note 7 to Notes to Unaudited Condensed Consolidated Financial Statements.
A continued slowdown in sales of mobile devices, particularly the devices for our carrier-based business which represents the vast majority of our revenues, could have a material adverse impact on our revenues, financial position and results of operations.
     We currently derive the vast majority of our revenues from sales of our games on traditional mobile devices through our wireless carriers. While our 2008 revenues increased over our 2007 revenues, the increase was considerably slower than we expected due to a decrease in the growth of sales in our carrier-based business, resulting primarily from a decrease in the growth of handset unit sales, which in turn led to a decrease in the number of games that we sold, as well as movement by a number of consumers to next-generation platforms that enable download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple and Google App Stores. We expect that we will continue to derive the vast majority portion of our revenues from our carrier-based business in 2009. The ability of the next-generation platforms to serve as a source of significant new revenues is uncertain, and we may be unable to generate sufficient revenues from these platforms to make up for any decline in the traditional carrier business. Any continued slowdown in the growth of that business or in sales of handset units for that business could have a material adverse impact on our revenues, financial position and results of operations.
Our strategy to grow our business includes developing titles for next-generation platforms beyond our wireless carrier channel, which currently comprises the vast majority of our revenues. If we do not succeed in generating considerable revenues and profitability from the next-generation handsets, our revenues, financial position and operating results may suffer.
     Growth in our carrier channel, which currently comprises the vast majority of our revenues, has slowed in recent periods. As part of our strategy to grow our business, we have started to develop titles for next-generation platforms (which we currently define as Apple’s iPhone, Google’s Android, Research in Motion’s Blackberry and Nokia’s N-Gage). The introduction of these next-generation platforms has drawn some of our customers away from our carrier-based business. For us to succeed, we believe that we must publish mobile games that are widely accepted and commercially successful on these new platforms. However, our efforts on these platforms may prove unsuccessful because, among others reasons:
•	the open nature of the development and marketing platforms for certain of these next-generation platforms increases substantially the number of our competitors, and competitive products, and

•	the pricing and revenue models for products on these platforms are rapidly evolving, and may result in average selling prices substantially lower than the traditional carrier channel;

•	the competitive advantage of our porting capabilities may be reduced as these next-generation platforms become ubiquitous;

•	many of our key licenses do not grant us the rights to develop games for the iPhone;

•	we have relatively little experience with direct-to-consumer distribution channels;

•	these next-generation platforms are effectively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and profitability; and

•	competitors may have substantially greater resources available to invest in development and publishing of products for next-generation platforms.
If we do not succeed in generating considerable revenues and profitability from the next-generation handsets, our revenues, financial position and operating results may suffer.

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
          We face additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit our ability to react to rapid foreign currency devaluations and to repatriate funds to the U.S. should we require additional working capital. In particular, we intend to repatriate approximately $4.2 million of available funds, no later than the quarter ended June 30, 2009, to satisfy our capital requirement, primarily our note repayment obligations. If we are unable to repatriate these funds from China within that time frame, it would have a material impact on our financial condition and cash position.
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
          In addition, the terms of a number of our agreements with branded content owners and wireless carriers effectively provide that, if we undergo a change of control, the applicable content owner or carrier will be entitled to terminate the relevant agreement. Also, our credit facility provides that a change in control of our company is an event of default, which accelerates all of our outstanding debt, thus effectively requiring that we or the acquirer be willing to repay the debt concurrently with the change of control or that we obtain the consent of the lender to proceed with the change of control transaction. Individually or collectively, these matters may deter third parties from seeking to acquire us.
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
          Our business depends on developing and publishing mobile games that wireless carriers will place on their decks and end users will buy. We must continue to invest significant resources in research and development, licensing efforts, marketing and regional expansion to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not respond to the requirements of our carriers or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a subsequent shift in our carriers or the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.
A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our games, increase our costs and cause our games to be of lower quality or to be published later than anticipated.
          End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the BREW and Java platforms, and more recently the Apple iPhone, Google Android, Blackberry, i-mode, Mophun, N-Gage, Symbian and Windows Mobile platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a different technology platform, such as Adobe Flash Lite, or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.
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
     Conversely, the open nature of the next-generation platform direct-to-consumer channels, such as the Apple and Google App Stores, allow for vast numbers of applications to be offered to consumers from a much wider array of competitors than in the traditional carrier channel. This may reduce the competitive advantage of our established network of relationships with wireless carriers. It may also require us to expend significantly increased amounts to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing games for them.
We have depended on no more than ten mobile games for a majority of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.
          In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2008 and 2007, we generated approximately 30.5% and 52.7% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in either of those periods. In addition, our revenues from our top ten games in absolute dollars have declined in recent periods. We expect to release a relatively small number of new games each year for the foreseeable future. If these games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.
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
          In addition, wireless carriers have the ability to change their pricing policy with their customers for downloading content, such as our games. For example, Verizon Wireless, our largest carrier, in 2008 began imposing a data surcharge to download content on those of its customers who had not otherwise subscribed to a data plan. Such charges have, and could in the future, deter end users from purchasing our content. Furthermore, a substantial portion of our revenues is derived from subscriptions. Our wireless carriers have the ability to discontinue offering subscription pricing, without our approval.
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
If a substantial number of the end users that purchase our games by subscription change mobile handsets or if wireless carriers switch to subscription plans that require active monthly renewal by subscribers or change or cease offering subscription plans, our sales could suffer.
          Subscriptions represent a significant portion of our revenues. As handset development continues, over time an increasing percentage of end users who already own one or more of our subscription games will likely upgrade from their existing handsets. With some wireless carriers, end users are not able to transfer their existing subscriptions from one handset to another. In addition, carriers may switch to subscription billing systems that require end users to actively renew, or opt-in, each month from current systems that passively renew unless end users take some action to opt-out of their subscriptions, or change or cease offering subscription plans altogether. If our subscription revenues decrease significantly for these or other reasons, our sales would suffer and this could harm our business, operating results and financial condition.
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
          Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, in the future we will be required to port existing and new games to a broader array of handsets and develop versions specific to new next-generation handsets. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new advanced mobile handsets, including the iPhone, N-Gage and those based on the Android platform, is longer and thus developing and porting for the new platforms is more costly than developing and porting for games for traditional mobile phones. Finally, since the vast majority of our revenues are currently derived from our carrier business, it is important that we maintain and enhance our porting capabilities. However, as additional App Stores are developed and gain market prominence, our porting capabilities represent less of a business advantage for us, yet we could be required to invest considerable resource in this area to support our existing business. These additional costs could harm our business, operating results and financial condition.
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
          Moreover, the terms of acquisitions may require that we make future cash or stock payments to shareholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made. For example, pursuant to our merger agreement with MIG, we were required to make $25.0 million in future cash and stock payments to the former MIG shareholders, which payments we renegotiated in December 2008. Had we paid the MIG earnout and bonus payments on their original terms, we could have experienced cash shortfall related to the cash payments and our stockholders could have experienced substantial dilution related to the stock payments.
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
Third parties may sue us, including for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.
          Third parties may sue us, including for intellectual property infringement or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, recently Skinit, Inc. filed a complaint against us and other defendants, seeking unspecified damages, plus attorney’s fees and costs. The complaint alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. In the event of a successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. In addition, even if we are able to license the infringed or similar technology or games, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party disputes, litigation or infringement claims, regardless of their merit. Successful claims against us might result in substantial monetary liabilities, an injunction against us and might materially disrupt the conduct of our business and harm our financial results.
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
          None.
Use of Proceeds from Public Offering of Common Stock
     The Form S-1 Registration Statement (Registration No. 333-139493) relating to our IPO was declared effective by the SEC on March 21, 2007.
     The net proceeds of our IPO were $74.8 million. Through March 31, 2009, we used approximately $12.0 million of the net proceeds to repay in March 2007 the entire principal and accrued interest on an outstanding loan from the lender, $13.6 million of the net proceeds for the acquisition of MIG, net of cash acquired, and $30.0 million, net of cash acquired, for the acquisition of Superscape. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.
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
Repurchases of Common Stock
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLU MOBILE INC.
Date: May 11, 2009	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.01#	Glu Mobile Inc. 2009 Executive Bonus Plan, dated as of February 25, 2009	8-K	001-33368	10.01	03/03/09

10.02#	Description of 2009 Executive Officer Target Bonuses under the Glu Mobile Inc. 2009 Executive Bonus Plan (contained in Item 5.02).	8-K	001-33368	—	03/03/09

10.03#	Non-Employee Director Compensation Program, dated as of January 28, 2009.	10-K	001-33368	10.17	03/13/09

10.04#	2007 Employee Stock Purchase Plan, as amended on January 22, 2009	10-K	001-33368	10.05	03/13/09

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

#	Indicates a management contract or compensatory plan or arrangement.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.