Form 10-Q
period 2009-06-30
GLU MOBILE INC
filed 2009-08-10
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of July 31, 2009: 29,633,413 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,811	$19,166
Accounts receivable, net	16,910	19,826
Prepaid royalties	13,013	15,298
Prepaid expenses and other	2,557	2,704

Total current assets	45,291	56,994
Property and equipment, net	4,014	4,861
Prepaid royalties	4,483	4,349
Other long-term assets	1,074	930
Intangible assets, net	16,014	20,320
Goodwill	4,603	4,622

Total assets	$75,479	$92,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,806	$6,569
Accrued liabilities	816	686
Accrued compensation	2,732	2,184
Accrued royalties	14,483	18,193
Accrued restructuring	962	1,000
Deferred revenues	562	727
Current portion of long-term debt	14,975	14,000

Total current liabilities	38,336	43,359
Other long-term liabilities	10,498	11,798
Long-term debt, less current portion	6,125	10,125

Total liabilities	54,959	65,282

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at June 30, 2009 and December 31, 2008; 29,633 and 29,584 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3	3
Additional paid-in capital	186,296	184,757
Deferred stock-based compensation	—	(11)
Accumulated other comprehensive income	641	1,170
Accumulated deficit	(166,420)	(159,125)

Total stockholders’ equity	20,520	26,794

Total liabilities and stockholders’ equity	$75,479	$92,076

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$19,872	$23,704	$40,647	$44,296
Cost of revenues:
Royalties	5,667	5,633	11,480	11,123
Impairment of prepaid royalties and guarantees	589	—	589	—
Amortization of intangible assets	1,412	3,135	4,260	4,842

Total cost of revenues	7,668	8,768	16,329	15,965

Gross profit	12,204	14,936	24,318	28,331

Operating expenses:
Research and development	6,648	8,861	13,045	15,381
Sales and marketing	3,546	6,042	7,658	11,824
General and administrative	3,905	6,096	8,390	11,491
Amortization of intangible assets	51	69	102	137
Restructuring charge	513	86	513	161
Acquired in-process research and development	—	71	—	1,110

Total operating expenses	14,663	21,225	29,708	40,104

Loss from operations	(2,459)	(6,289)	(5,390)	(11,773)
Interest and other income/(expense), net:
Interest income	61	189	79	717
Interest expense	(365)	(11)	(729)	(21)
Other income/(expense), net	761	(277)	300	(183)

Interest and other income/(expense), net	457	(99)	(350)	513

Loss before income taxes	(2,002)	(6,388)	(5,740)	(11,260)
Income tax benefit/(provision)	464	(213)	(1,555)	(1,343)

Net loss	$(1,538)	$(6,601)	$(7,295)	$(12,603)

Net loss per share — basic and diluted:	$(0.05)	$(0.23)	$(0.25)	$(0.43)

Weighted average common shares outstanding — basic and diluted	29,621	29,317	29,608	29,231

Stock-based compensation expense included in:
Research and development	$200	$174	$380	$250
Sales and marketing	159	1,303	310	2,605
General and administrative	405	554	838	1,148
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,295)	$(12,603)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and accretion	1,178	1,361
Amortization of intangible assets	4,360	5,050
Stock-based compensation	1,528	4,003
MIG earnout expense	875	—
Interest expense on debt	606	—
Amortization of loan agreement costs	75	20
Non-cash foreign currency remeasurement gain	(317)	(384)
Acquired in-process research and development	—	1,110
Impairment of prepaid royalties and guarantees	—	234
Write down of auction-rate securities	—	470
Changes in allowance for doubtful accounts	17	86
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,904	1,342
Prepaid royalties	2,390	(1,926)
Prepaid expenses and other assets	84	(463)
Accounts payable	(2,846)	(543)
Other accrued liabilities	47	834
Accrued compensation	492	1,171
Accrued royalties	(3,886)	57
Deferred revenues	(213)	183
Accrued restructuring charge	(75)	(1,568)
Other long-term liabilities	(1,358)	1,665

Net cash provided by/(used in) operating activities	(1,434)	99

Cash flows from investing activities:
Purchase of property and equipment	(375)	(3,357)
Acquisition of Superscape, net of cash acquired	—	(30,008)
Acquisition of MIG, net of cash acquired	—	(693)

Net cash used in investing activities	(375)	(34,058)

Cash flows from financing activities:
Proceeds from line of credit	31,025	—
Payments on line of credit	(26,514)	—
MIG loan payments	(9,000)	—
Proceeds from exercise of stock options	20	158
Proceeds from exercise of stock warrants	—	101

Net cash provided by/(used in) financing activities	(4,469)	259

Effect of exchange rate changes on cash	(77)	17

Net decrease in cash and cash equivalents	(6,355)	(33,683)
Cash and cash equivalents at beginning of period	19,166	57,816

Cash and cash equivalents at end of period	$12,811	$24,133

Supplemental disclosure of non-cash activities
Accrued acquisition costs	$—	$340
Accrued interest on MIG loan payments	$552	$—
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
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2009 and its results of operations for the three months and six months ended June 30, 2009 and 2008, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of June 30, 2009 has been derived from the unaudited condensed consolidated financial statements as of that date.
     The Company had $12,811 of cash and cash equivalents as of June 30, 2009. During the six months ended June 30, 2009, the Company used $1,434 of cash in operating activities, $375 of cash in investing activities and $4,469 of cash in financing activities. The Company expects to continue to fund its operations and satisfy its contractual obligations for the remainder of 2009 primarily through its cash and cash equivalents, borrowings under the Company’s revolving credit facility and cash generated by operations during the second half of 2009. However, there can be no assurances that the Company will be able to generate positive operating cash flow during the second half of 2009 or beyond. The Company believes its cash and cash equivalents, together with cash flows from operations and borrowings under its credit facility, will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, the Company’s cash requirements for the next 12 months may be greater than anticipated due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than currently anticipated, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries, a deterioration of the quality of the Company’s accounts receivable, which could lower the borrowing base under its credit facility, and any failure on the Company’s part to remain in compliance with the covenants under the revolving credit facility. The Company’s expectations regarding cash sufficiency assume that its operating results will be sufficient to enable it to comply with the credit facility EBITDA-related covenant. If revenues are lower than anticipated, the Company will be required to reduce its operating expenses to remain in compliance with this financial covenant. However, further reducing operating expenses could be very challenging for the Company, since it undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced operating expenses significantly from second quarter of 2008 levels. However, the Company expects to continue its efforts to reduce operating expenses during the second half of 2009. Reducing operating expenses further than the Company currently anticipates could have the effect of reducing revenues. The Company’s ability to comply with the EBITDA-related covenant will be further challenged due to the approximately $800 in costs it expects to incur during the second half of 2009 related to the transition of its Chief Executive Officer, any additional restructuring charges that it may incur as the Company continues its efforts to reduce operating expenses and the adverse impact of recent foreign currency movements on its operating results. The Company currently believes that it will be able to comply with the EBITDA-related covenant in the third quarter of 2009, but, due primarily to the unanticipated restructuring charges and negative foreign currency movements described in the preceding sentence, will likely not be able to comply with this covenant in the fourth quarter of 2009 unless one or more of the following occurs: (1) the Company’s revenues significantly exceed its expectations, (2) the Company is able to significantly reduce its operating expenses after taking into account restructuring charges and foreign currency movements, (3) foreign currency exchange rates move in a manner that significantly and positively affect the Company’s operating results or (4) the lender agrees either to amend the credit facility in a manner that enables the Company’s compliance with this covenant or grant the Company a waiver for any non-compliance with the covenant. The Company is currently engaged in discussions with the lender regarding amending the credit facility to enable its prospective compliance with the EBITDA-related covenant and believes that it will enter into such an amendment in the near future.

     If the Company’s cash sources are insufficient to satisfy the Company’s cash requirements, the Company may be required to sell convertible debt or equity securities to raise additional capital or seek to increase the amount available to the Company for borrowing under the Company’s credit facility and/or restructure the MIG earnout and bonus payments. The Company may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to it, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to the Company’s stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of the Company’s common stock, all of which is subject to the provisions of the credit facility. Additionally, the Company may be unable to increase the size of the Company’s credit facility, or to do so on terms that are acceptable to it, particularly in light of the current credit market conditions. Similarly, the Company maybe unable to restructure the MIG earnout and bonus payments. If the amount of cash that the Company generates from operations is less than anticipated, it could also be required to extend the term beyond its December 2010 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit the Company’s ability to achieve profitability in the future.
     If the liquidity matters discussed above are not adequately addressed by the Company, the audit report included in the Company’s Form 10-K for the year ending December 31, 2009 may include an explanatory paragraph regarding the Company’s ability to continue as a going concern.
     Concentration of Credit Risk
     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable.
     The Company derives its accounts receivable from revenues earned from customers located in the U.S. and other locations outside of the U.S. The Company performs ongoing credit evaluations of its customers’ financial condition and currently does not require any collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectability on a monthly basis and all other balances quarterly. The Company charges off accounts receivable balances against the allowance when it determines that the amount will not be recovered.
     The following table summarizes the revenues from customers that accounted for in excess of 10% of the Company’s revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Verizon Wireless	20.8%	21.9%	21.3%	21.1%
China Mobile	*	13.7	10.2	11.3

*	Revenues from the customer were less than 10% during the period.
     At June 30, 2009, Verizon Wireless accounted for 25.3% of total accounts receivable. At December 31, 2008, Verizon Wireless accounted for 25.7% of total accounts receivable. No other carrier represented more than 10% of our total accounts receivable as of these dates.
     Net Loss Per Share
     The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average number of unvested common shares subject to repurchase by the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(1,538)	$(6,601)	$(7,295)	$(12,603)

Basic and diluted shares:
Weighted average common shares outstanding	29,622	29,350	29,609	29,269
Weighted average unvested common shares subject to repurchase	(1)	(33)	(1)	(38)

Weighted average shares used to compute basic and diluted net loss per share	29,621	29,317	29,608	29,231

Net loss per share — basic and diluted	$(0.05)	$(0.23)	$(0.25)	$(0.43)
     The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Warrants to purchase common stock	106	106	106	131
Unvested common shares subject to repurchase	1	33	1	38
Options to purchase common stock	5,063	4,720	5,036	4,390

	5,170	4,859	5,143	4,559

     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.
     Effective April 1, 2009, the Company adopted the FASB issued SFAS No. 165, Subsequent Events. The standard modifies the names of the two types of subsequent events either as “recognized subsequent events” (previously referred to in practice as Type I subsequent events) or “non-recognized subsequent events” (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.
     Effective April 1, 2009, the Company adopted three FASB staff positions (“FSPs”) related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of these FSPs did not have a material impact on the Company’s consolidated results of operations and financial position.

     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009. However, the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.
     Effective January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS No. 141”) and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first six months of 2009, the Company believes SFAS No. 141R may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.
Note 2 — Acquisitions
     Acquisition of Superscape Group plc
     On March 7, 2008, the Company declared its cash tender offer for all of the outstanding shares of Superscape Group plc (“Superscape”) wholly unconditional in all respects when it had received 80.95% of the issued share capital of Superscape. The Company offered 10 pence (pound sterling) in cash for each issued share of Superscape (“Superscape Shares”), valuing the acquisition at approximately £18,300 (or $36,500) based on 183,099 Superscape Shares outstanding.
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
     In conjunction with the acquisition of Superscape, the Company recorded a $1,110 expense for acquired in-process research and development (“IPR&D”) within operating expenses during the year ended December 31, 2008 because feasibility of the acquired technology had not been established and no future alternative uses existed. As a result of the minority interest ownership during the first quarter of 2008, only $1,039 of the IPR&D expense was recognized during the three months ended March 31, 2008. The remainder of the expense was recorded in the second quarter of 2008.
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

Six
Months
Ended
June 30,
2008
Total pro forma revenues	$47,009
Gross profit	24,064
Pro forma net loss	(12,962)
Pro forma net loss per share — basic and diluted	$(0.44)
Note 3 — Short-Term Investments and Fair Value Measurements
     Short-Term Investments
     The Company did not have any marketable securities classified as available-for-sale as of June 30, 2009. The Company had $124 of marketable securities classified as available-for-sale as of December 31, 2008 which approximated fair value.
     Fair Value Measurements
     The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of June 30, 2009, the Company had $12,811 in cash and cash equivalents.

Note 4 — Balance Sheet Components
     Accounts Receivable

	June 30,	December 31,
	2009	2008
Accounts receivable	$17,395	$20,294
Less: Allowance for doubtful accounts	(485)	(468)

	$16,910	$19,826

     Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three or six months ended June 30, 2009 and 2008.
     Property and Equipment

	June 30,	December 31,
	2009	2008
Computer equipment	$4,946	$4,644
Furniture and fixtures	422	386
Software	2,663	2,628
Leasehold improvements	3,181	3,055

	11,212	10,713
Less: Accumulated depreciation and amortization	(7,198)	(5,852)

	$4,014	$4,861

     Depreciation expense for the three months ended June 30, 2009 and 2008 was $585 and $730, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,178 and $1,352, respectively
     Other Long-Term Liabilities

	June 30,	December 31,
	2009	2008
Accrued royalties	$2,000	$3,409
FIN 48 obligations	4,471	4,399
Deferred income tax liability	2,450	2,461
Other	1,577	1,529

	$10,498	11,798

Note 5 — Goodwill and Intangible Assets
     The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2009 and December 31, 2008 were as follows:

		June 30, 2009			December 31, 2008
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,693	$(12,873)	$820	$13,370	$(10,478)	$2,892
Catalogs	1 yr	1,285	(1,285)	—	1,126	(1,126)	—
ProvisionX Technology	6 yrs	212	(155)	57	185	(119)	66
Carrier contract and related relationships	5 yrs	18,597	(5,577)	13,020	18,463	(3,845)	14,618
Licensed content	5 yrs	2,758	(1,472)	1,286	2,744	(1,029)	1,715
Service provider license	9 yrs	431	(74)	357	432	(50)	382
Trademarks	3 yrs	546	(404)	142	540	(285)	255

		37,522	(21,840)	15,682	36,860	(16,932)	19,928

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,370	(1,038)	332	1,201	(809)	392
Noncompete agreement	2 yrs	600	(600)	—	525	(525)	—

		1,970	(1,638)	332	1,726	(1,334)	392

Total intangibles assets		$39,492	$(23,478)	$16,014	$38,586	$(18,266)	$20,320

     Additions to intangible assets during the year ended December 31, 2008 of $16,920 were the result of the Superscape acquisition (see Note 2).
     The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended June 30, 2009 and 2008, the Company recorded amortization expense in the amounts of $1,412 and $3,135, respectively, in cost of revenues. During the six months ended June 30, 2009 and 2008, the Company recorded amortization expense in the amounts of $4,260 and $4,842, respectively, in cost of revenues. During the three months ended June 30, 2009 and 2008, the Company recorded amortization expense in the amounts of $51 and $69, respectively, in operating expenses. During the six months ended June 30, 2009 and 2008, the Company recorded amortization expense in the amounts of $102 and $137, respectively, in operating expenses.
     As of June 30, 2009, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Year Ending December 31,	Revenues	Expenses	Expense
2009 (remaining six months)	$2,819	$114	$2,933
2010	4,235	218	4,453
2011	2,858	—	2,858
2012	2,737	—	2,737
2013	2,669	—	2,669
2014 and thereafter	364	—	364

	$15,682	$332	$16,014

     Goodwill
     The Company attributes all of the goodwill resulting from the Macrospace acquisition to its Europe, Middle East and Africa (“EMEA”) reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The Company attributes all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit and all of the goodwill resulting from the Superscape acquisition to the Americas reporting unit. The goodwill allocated to the Americas reporting unit is denominated in United States Dollars (“USD”), the goodwill allocated to the EMEA reporting unit is denominated in Pounds Sterling (“GBP”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the EMEA and APAC reporting units are subject to foreign currency fluctuations.
     Goodwill by geographic region for the periods indicated was as follows:

				Effects of			Effects of
				Foreign	Impairment		Foreign
	January 1,	Goodwill		Currency	of	December 31,	Currency	June 30,
	2008	Acquired	Adjustments	Exchange	Goodwill	2008	Exchange	2009
Americas	$11,426	$13,445	$—	$—	$(24,871)	$—	$—	$—
EMEA	27,860	—	—	(2,506)	(25,354)	—	—	—
APAC	7,976	—	15,510	409	(19,273)	4,622	(19)	4,603

Total	$47,262	$13,445	$15,510	$(2,097)	$(69,498)	$4,622	$(19)	$4,603

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
Note 6 — Commitments and Contingencies
     Leases
     The Company leases office space under non-cancelable operating facility leases with various expiration dates through July 2013. Rent expense for the three months ended June 30, 2009 and 2008 was $671 and $998, respectively. Rent expense for the six months ended June 30, 2009 and 2008 was $1,337 and $1,948 respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $552 and $606 at June 30, 2009 and December 31, 2008, respectively, and was included within other long-term liabilities.
     At June 30, 2009, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Year Ending December 31,	Payments	Income	Payments
2009 (remaining six months)	$1,972	$102	$1,870
2010	2,502	—	2,502
2011	1,920	—	1,920
2012	1,046	—	1,046
2013	176	—	176

	$7,616	$102	$7,514

     Minimum Guaranteed Royalties
     The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of June 30, 2009 were as follows:

Minimum
Guaranteed
Year Ending December 31,	Royalties
2009 (remaining six months)	$4,785
2010	4,058
2011	348
2012	217
2013	—
2014 and thereafter	50

$9,458

     Commitments in the above table include $9,158 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of June 30, 2009 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
     Income Taxes
     As of June 30, 2009, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of June 30, 2009, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.
     Indemnification Agreements
     The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2009 or December 31, 2008.
     In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of June 30, 2009 or December 31, 2008.
     Contingencies
     From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. For example, the Company is engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which Skinit previously claimed that it is owed approximately $600. On April 21, 2009, Skinit filed a complaint against the Company and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009), alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. On June 25, 2009, the Company filed a motion in the Superior Court in Orange County requesting an order compelling Skinit to arbitrate its claim against the Company and requesting that the court stay the action pending the determination of the motion and the subsequent arbitration. On July 30, 2009, the court granted the Company’s motion in its entirety and the dispute will now proceed to arbitration.
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

20,000

     The Earnout Notes are secured by a lien on substantially all of the Company’s assets and are subordinated to the Company’s obligations to the lender under the Company’s Loan and Security Agreement, dated as of February 15, 2007, as amended (the “Credit Facility”), and any replacement credit facility that meets certain conditions. The Earnout Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually and may be prepaid without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes.
     During the six months ended June 30, 2009, the Company paid $9,000 of principal to the MIG shareholders related to the Earnout Notes. The Company paid an additional $5,000 of principal on July 1, 2009.
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

5,000

     The Special Bonus Notes are guaranteed by the Company and the Company’s obligations are secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes are subordinated to the Credit Facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, and may be paid off in advance without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes. The Company has recorded the entire $5,000 of the Special Bonus Notes as of June 30, 2009 as the former MIG shareholders are fully vested in the special bonus.
     As of June 30, 2009, the Company’s current portion of long-term debt related to the Earnout and Special Bonus Notes was $10,427 and the long-term portion was $6,125.
     Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value of the Earnout and Special Bonus Notes of $16,552 approximates fair value.

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
     The interest rate for the Credit Facility is the lender’s prime rate, plus 1.0%, but no less than 5.0%. Interest is due monthly, with all outstanding obligations due at maturity. The Company must also pay the lender a monthly unused revolving line facility fee of 0.35% on the unused portion of the $8,000 commitment. In addition, the Company paid the lender a non-refundable commitment fee of $55 in December 2008 and will pay an additional $55 in December 2009. The Credit Facility limits the Company and certain of its subsidiaries’ ability to, among other things, dispose of assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. The Credit Facility requires the Company to establish a separate account at the lender for collection of its accounts receivables. All deposits into this account are automatically applied by the lender to the Company’s outstanding obligations under the Credit Facility.
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
     For purposes of the above covenant, EBITDA means (a) the Company’s consolidated net income, determined in accordance with U.S. GAAP, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expense, plus (f) non-cash goodwill and other intangible assets and royalty impairments, plus (g) non-cash foreign exchange translation charges, minus (h) all non-cash income of the Company and its subsidiaries for such period.
(b)	Minimum Domestic Liquidity: The Company must maintain at the lender an amount of cash, cash equivalents and short-term investments of not less than the greater of: (a) 20% of the Company’s total consolidated unrestricted cash, cash equivalents and short-term investments, or (b) 15% of outstanding obligations under the Credit Facility.
     The Company’s failure to comply with the financial or operating covenants in the Credit Facility would not only prohibit the Company from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of the Company (as defined in the Credit Facility) also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the Credit Facility. To the extent an event of default occurred under the Credit Facility and the lender accelerated the indebtedness and terminated the Credit Facility, this would also trigger the cross-default provisions of the Earnout Notes and Special Bonus Notes. The Credit Facility also contains other customary events of default.
     The Credit Facility matures on December 29, 2010, when all amounts outstanding will be due. If the Credit Facility is terminated prior to maturity by the Company or by the lender after the occurrence and continuance of an event of default, then the Company will owe a termination fee equal to $80, or 1.00% of the total commitment.

     As of June 30, 2009, the Company was in compliance with all covenants of the Credit Facility and had outstanding obligations of $4,547. Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value approximates fair value.
Note 8 — Stockholders’ Equity
Common Stock
     In March 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold and issued 7,300 shares of common stock at an issue price of $11.50 per share. The Company raised a total of $83,950 in gross proceeds from the IPO, or approximately $74,758 in net proceeds after deducting underwriting discounts and commissions of $5,877 and other offering costs of $3,315. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 15,680 shares of common stock.
     In April 2007, the underwriters exercised a portion of the over-allotment option as to 199 shares, all of which were sold by stockholders and not by the Company.
Warrants to Purchase Common Stock
     In March 2008, a holder of warrants elected to net exercise warrants to purchase 18 shares of the Company’s common stock, which were converted into 10 shares of common stock. Also in March 2008, a holder of warrants elected to exercise warrants to purchase 53 shares of the Company’s common stock at $1.92 per share for total cash consideration of $101.
     Warrants outstanding as of June 30, 2009 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
Note 9 — Stock Option and Other Benefit Plans
     2007 Employee Stock Purchase Plan
     In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan). The Company initially reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the 2007 Purchase Plan will be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of this plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.
     In January 2009, the 2007 Purchase Plan was amended to provide that the Compensation Committee of the Company’s Board of Directors may fix a maximum number of shares that may be purchased in the aggregate by all participants during any single offering period (the “Maximum Offering Period Share Amount”). The Committee may later raise or lower the Maximum Offering Period Share Amount. The Committee has established a Maximum Offering Period Share Amount of 500 shares for the offering period commencing on February 15, 2009 and ending on August 14, 2009, and a Maximum Offering Period Share Amount of 200 shares for each offering period thereafter.

     As of June 30, 2009, 1,012 shares were available for issuance under the 2007 Purchase Plan.
     2009 Stock Option Exchange Program
     On April 22, 2009, the Company launched a voluntary stock option exchange program (the “Exchange Program”) pursuant to which its eligible U.S. and U.K. employees (“Eligible Employees”) had the right to exchange all options to purchase shares of its common stock outstanding prior to the Exchange Program launch date having an exercise price equal to or greater than $1.25 per share (“Eligible Options”) granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) or the Company’s 2001 Stock Option Plan for new nonqualified stock options to be granted under the 2007 Plan (“New Options”). Eligible Options that were tendered for New Options were cancelled and returned to the 2007 Plan for re-issuance thereunder. The Company’s executive officers and directors were not eligible to participate in the Exchange Program. The Exchange Program provided that Eligible Employees would receive a New Option for each tendered Eligible Option, depending on the exercise price of the Eligible Option tendered, in accordance with the exchange ratios set forth in the table below:

Exchange Ratio
(New Options-for-
Exercise Price	Eligible Options)
$1.25 - $1.99	1-for-1
2.00 - 3.99	1-for-2
4.00 - 5.94	1-for-3
5.95 or greater	1-for-4
     The Company completed the Exchange Program in the second quarter of 2009. Eligible Employees tendered options to purchase 821 shares of common stock in exchange for replacement options to purchase 261 shares of common stock under the Company’s 2007 Plan. This resulted in $15 of incremental stock-based compensation to be amortized over three years in 36 equal monthly installments with a six-year term. The exercise price of the New Options equals the closing sale price of the Company’s common stock as reported on The NASDAQ Global Market on May 22, 2009.
     Stock Option Activity
     The following table summarizes the Company’s stock option activity for the six months ended June 30, 2009:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2008	935	5,130	5.18
Increase in authorized shares	887
Options granted	(1,211)	1,211	0.74
Options canceled	1,316	(1,316)	6.87
Options exercised	—	(49)	0.42

Balances at June 30, 2009	1,927	4,976	$3.70	5.36	$1,069

Options vested and expected to vest at June 30, 2009		4,301	$3.95	5.34	$844
Options exercisable at June 30, 2009		1,822	$5.67	5.08	$124
     The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $1.25 per share as of June 30, 2009. Consolidated net cash proceeds from option exercises were $20 and $158 for the six months ended June 30, 2009 and 2008, respectively. The Company realized no income tax benefit from stock option exercises during the six months ended June 30, 2009 or 2008. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     The Company applies the fair value provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.41%	2.91%	1.42%	2.63%
Expected volatility	58.0%	44.1%	57.7%	44.2%
Expected term (years)	3.13	4.08	3.16	4.08
     The Company based its expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $0.30 and $1.78, respectively.
     The Company calculated employee stock-based compensation expense recognized in the three and six months ended June 30, 2009 and 2008 based on awards ultimately expected to vest and reduced it for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$200	$174	$380	$250
Sales and marketing	159	1,303	310	2,605
General and administrative	405	554	838	1,148

Total stock-based compensation expense	$764	$2,031	$1,528	$4,003

     As of June 30, 2009, the Company had $5,827 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, which will be recognized over a weighted average period of 2.78 years. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Note 10 — Income Taxes
     The Company recorded an income tax benefit of $464 and provision of $213 for the three months ended June 30, 2009 and 2008, respectively, related to foreign withholding taxes and income taxes in some foreign jurisdictions. The Company recorded an income tax provision of $1,555 and $1,343 for the six months ended June 30, 2009 and 2008, respectively, related to foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption was $575. As of June 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits was $3,626 and $2,406, respectively. As of June 30, 2009, approximately $69 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.
     The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $58 and $47 of interest on uncertain tax positions during the three months ended June 30, 2009 and 2008, respectively. The Company recorded $114 and $73 of interest on uncertain tax positions during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had a liability of $3,159 related to interest and penalties for uncertain tax positions.
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
Note 11 — Segment Reporting
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information on a geographic basis, however these aggregate into one operating segment for purposes of allocating resources and evaluating financial performance.
     Accordingly, the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.
     The Company generates its revenues in the following geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
United States of America	$9,702	$11,166	$19,725	$20,674
United Kingdom	659	1,364	1,457	2,977
China	1,589	3,254	4,133	5,043
Americas, excluding the USA	2,805	2,232	4,959	4,086
EMEA, excluding the United Kingdom	4,468	4,877	9,237	9,956
Other	649	811	1,136	1,560

	$19,872	$23,704	$40,647	$44,296

     The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2009	2008
Americas	$2,690	$3,208
EMEA	685	790
Other	639	863

	$4,014	$4,861

Note 12 — Restructuring
     During 2008, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its business and reduce operating expenses around the world. During the three months ended June 30, 2009, the Company paid $202 of facility related charges that were accrued in prior periods. During the six months ended June 30, 2009, the Company paid $100 of severance and $450 of facility related charges that were accrued in prior periods.
     During the three months ended June 30, 2009, the Company recorded a $513 restructuring charge due to a change in the sublease probability assumption for a vacated facility. Any changes in the future assumptions used in the Company’s vacated facility accrual could result in additional similar charges or reversals in the future. As of June 30, 2009, the Company’s remaining restructuring liability of $962 was comprised of facility related costs that are expected to be paid over the remainder of the lease terms of one to three years.

Note 13 — Subsequent Events
     Management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2009 through the financial statements issue date of August 10, 2009. All appropriate subsequent event disclosures, have been made in notes to our unaudited Condensed Consolidated Financial Statements.
     On July 8, 2009, the Company announced that L. Gregory Ballard, the Company’s President and Chief Executive Officer, had indicated his intention to transition his role with the Company to new leadership. Mr. Ballard has agreed pursuant to a Transitional Employment Agreement to remain as the Company’s President and Chief Executive Officer for a transition period until the earlier of the date a new Chief Executive Officer commences employment with the Company or January 1, 2010. The Company anticipates incurring approximately $800 in costs associated with the Transitional Employment Agreement and the search for Mr. Ballard’s successor during the second half of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations are intended to identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding the future conduct and growth of our business;

•	our expectations regarding competition and our ability to compete effectively;

•	our expectations regarding the development of future products, including those for next-generation platforms and social networking websites;

•	our expectations regarding our revenues and expenses for the second half of 2009;

•	our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;

•	our assessments and estimates that determine our effective tax rate and valuation allowance;

•	our belief that our cash and cash equivalents, borrowings under our revolving credit facility and cash flows from operations will be sufficient to meet our working capital needs, contractual obligations, debt service obligations, capital expenditure requirements and similar commitments;

•	our expectation that we will generate cash from operations in the second half of 2009;

•	our expectation regarding the costs that will be associated with the transition of our Chief Executive Officer and our ability to effect a smooth transition;

•	our expectation regarding our ability to maintain compliance with or amend the financial and other covenants in our credit facility; and

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings.
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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:
•	An Overview that discusses at a high level our operating results and some of the trends that affect our business;

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements;

•	Recent Accounting Pronouncements;

•	Results of Operations, including a more detailed discussion of our revenues and expenses; and

•	Liquidity and Capital Resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

Overview
     This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the second quarter and first six months of 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
     Financial Results and Trends
     Revenues for the three months ended June 30, 2009 were $19.9 million, a 16% decrease compared to the three months ended June 30, 2008, in which we reported revenues of $23.7 million. Revenues for the six months ended June 30, 2009 were $40.6 million, an 8% decrease compared to the six months ended June 30, 2008, in which we reported revenues of $44.3 million. These decreases were primarily driven by a decrease in handset unit sales in our traditional carrier business, which in turn led to a decrease in the number of games that we sold, and the impact of foreign currency exchange rates, which had a greater positive impact on our 2008 revenues compared to our 2009 revenues. Our revenues will continue to depend significantly on growth in the mobile games market and our ability to continue to attract new end users in that market, purchases of new mobile handsets and the overall strength of the economy, particularly in the U.S. Our future revenues would be adversely affected if there were a continued slowdown in our carrier business, which we expect will generate the vast majority of our revenues in 2009. Revenues from our traditional carrier business will be affected by the overall strength of the global economy, the extent to which consumers continue to migrate to next-generation platforms, such as the Apple App Store, that enable the download of applications from sources other than a carrier’s branded e-commerce service and whether the lower average prices for games on the next-generation platforms will eventually result in lower average prices for games in our carrier business. In addition, despite the movement by a growing number of consumers to these next generation platforms, to date, next generation platforms have not been as significant a source of revenue for us and the market as a whole as we expected. Our revenues may also be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, imposes a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of other factors, including our relationships with our carriers and licensors. Even if mobile games based on licensed content or brands remain popular with end users, any of our licensors could decide not to renew our existing license or not to license additional intellectual property to us and instead license to our competitors or develop and publish their own mobile games or other applications, competing with us in the marketplace. The loss of any key relationships with our carriers, other distributors or licensors could impact our revenues in the future. We expect our 2009 revenues to be lower than our 2008 revenues, and in future periods, our revenues could continue to decline.
     Our net loss in the three months ended June 30, 2009 was $1.5 million versus a net loss of $6.6 million in the three months ended June 30, 2008. This decrease was driven primarily by a decrease in operating expenses of $6.6 million, a decrease in costs of revenues of $1.1 million, an increase in income tax benefit of $677,000 and an increase in interest and other income of $556,000, which was partially offset by a $3.8 million reduction in revenues. Our net loss in the six months ended June 30, 2009 was $7.3 million versus a net loss of $12.6 million in the six months ended June 30, 2008. This decrease was driven primarily by a decrease in operating expenses of $10.4 million, which was partially offset by a $3.6 million reduction in revenues, a decrease in interest and other income of $863,000 and an increase in cost of revenues of $364,000. The decreases in our operating expenses in the three and six months ended June 30, 2009 compared with the corresponding periods in 2008 were in part due to the headcount reductions and related measures that we took in connection with the restructurings that we implemented in the third and fourth quarters of 2008 and the restructuring that we implemented in connection with our acquisition of Superscape. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble) and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and in 2008 and the first six months of 2009, some of these currencies fluctuated by up to 40%.
     We expect that our expenses to develop and port games for new mobile platforms will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms. In addition, we expect to incur additional expenses in connection with our recently announced intention to increase our focus on developing games for social networking websites. Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that our cash expenses will remain relatively constant compared to the second quarter of 2009 in terms of absolute dollars for the balance of the year.
     Cash and cash equivalents at June 30, 2009 totaled $12.8 million, a decrease of $6.4 million from $19.2 million at December 31, 2008. This decrease was primarily due to $9.0 million paid during 2009 with respect to the promissory notes that we issued to the MIG shareholders that are discussed in further detail in “Significant Transactions” below. In addition, we paid an additional $5.2 million on July 1, 2009 with respect to the promissory notes issued to the MIG shareholders. We also recognized a $3.9 million decrease in our accrued royalties and a $2.8 million reduction in our accounts payables. These cash outflows were partially offset by net proceeds of $4.5 million from the borrowings under our credit facility and a $2.9 million decrease in accounts receivable, which was partially due to better than expected collections. We believe our cash and cash equivalents, together with cash flows from operations and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
     Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to continue to comply with the financial covenants contained in our revolving credit facility. However, if our revenues are lower than we anticipate, we will be required to further reduce our operating expenses to remain in compliance with these covenants. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced our operating expenses significantly from second quarter of 2008 levels. However, we expect to continue our efforts to reduce operating expenses during the second half of 2009. Reducing our operating expenses further than we currently anticipate could have the effect of reducing our revenues. Our ability to comply with the EBITDA-related covenant will be further challenged due to the approximately $800,000 in costs we expect to incur during the second half of 2009 related to the transition of our Chief Executive Officer, any additional restructuring charges that we may incur as we continue our efforts to reduce operating expenses and the adverse impact of recent foreign currency movements on our operating results. We currently believe that we will be able to comply with the EBITDA-related covenant in the third quarter of 2009, but, due primarily to the unanticipated restructuring charges and negative foreign currency movements described in the preceding sentence, will likely not be able to comply with this covenant in the fourth quarter of 2009 unless one or more of the following occurs: (1) our revenues significantly exceed our expectations, (2) we are able to significantly reduce our operating expenses after taking into account restructuring charges and foreign currency movements, (3) foreign currency exchange rates move in a manner that significantly and positively affect our operating results or (4) Silicon Valley Bank agrees either to amend the credit facility in a manner that enables our compliance with this covenant or grant us a waiver for any non-compliance with the covenant. We are currently engaged in discussions with Silicon Valley Bank regarding amending the credit facility to enable our prospective compliance with the EBITDA-related covenant and believe that we will enter into such an amendment in the near future.
     Significant Transactions
     In December 2008, we renegotiated and extended our credit facility. The credit facility provides for borrowings of up to $8.0 million, subject to a borrowing base equal to 80% of our eligible accounts receivable.
     In March 2008, we acquired Superscape, a global publisher of mobile games, to deepen and broaden our game library, gain access to 3-D game development resources and to augment our internal production and publishing resources with a studio in Moscow, Russia. We paid 10 pence (pound sterling) in cash for each issued share of Superscape for a total purchase price of $38.8 million, consisting of cash consideration of $36.8 million and transaction costs of $2.0 million. Due to decreases in our long-term forecasts and current market capitalization, the entire goodwill resulting from the Superscape acquisition was impaired during the year ended December 31, 2008.
     In December 2007, we acquired MIG to accelerate our presence in China, deepen our relationship with China Mobile, the largest wireless carrier in China, acquire access and rights to leading franchises for the Chinese market, and augment our internal production and publishing resources with a studio in China. We purchased all of MIG’s then outstanding shares for a total purchase price of $30.5 million, consisting of cash consideration to MIG shareholders of $14.7 million and transaction costs of $1.3 million. As a result of the attainment of the revenue and operating income milestones in 2008 by MIG, we were committed to pay the $20.0 million in additional consideration to the MIG shareholders and the $5.0 million of bonuses to two officers of MIG. In December 2008, we restructured the timing and nature of these payments and issued to former shareholders of MIG an aggregate of $25.0 million in promissory notes, which are due in 2009 and 2010. Due to decreases in our long-term forecasts and current market capitalization, a portion of the goodwill resulting from the MIG acquisition was impaired during the year ended December 31, 2008.
Critical Accounting Policies and Estimates
     There were no significant changes in our Critical Accounting Policies and Estimates during the six months ended June 30, 2009 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

Results of Operations
     Comparison of the Three Months Ended June 30, 2009 and 2008
     Revenues

	Three Months Ended
	June 30,
	2009	2008
	(in thousands)
Revenues	$19,872	$23,704
     Our revenues decreased $3.8 million, or 16.2%, from $23.7 million for the three months ended June 30, 2008 to $19.9 million for the three months ended June 30, 2009, due primarily to a decrease in handset unit sales in our traditional carrier business, which in turn led to a decrease in the number of games that we sold. Foreign currency exchange rates also had a greater positive impact on our revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2009. In addition, our revenues for the three months ended June 30, 2008 benefitted as a result of the transition to accrual accounting for China Mobile, as we recognized additional revenues of $697,000 from China Mobile during the three months ended June 30, 2008 that would otherwise have been recognized during the three months ended September 30, 2008. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $2.3 million, from $12.5 million in the three months ended June 30, 2008 to $10.2 million in the three months ended June 30, 2009. The decrease in international revenues was primarily a result of decreased unit sales in China and EMEA, which was partially offset by increased unit sales in Latin America. We expect our 2009 revenues to be lower than our 2008 revenues as a result of the decrease in growth of our carrier-based business, primarily as a result of the overall decline in the strength of the economy and declines in the rate of purchases of new mobile handsets.
     Cost of Revenues

	Three Months Ended
	June 30,
	2009	2008
	(in thousands)

Cost of revenues:
Royalties	$5,667	$5,633
Impairment of prepaid royalties and guarantees	589	—
Amortization of intangible assets	1,412	3,135

Total cost of revenues	$7,668	$8,768

Revenues	$19,872	$23,704

Gross margin	61.4%	63.0%
     Our cost of revenues decreased $1.1 million, or 12.5%, from $8.8 million in the three months ended June 30, 2008 to $7.7 million in the three months ended June 30, 2009. The decrease was due to a $1.7 million reduction in amortization for titles and content associated with intangible assets acquired from Superscape that were fully amortized in the first quarter of 2009, which was partially offset by a $589,000 charge associated with the impairment of certain royalty guarantees. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 72.4% in the three months ended June 30, 2008 to 79.2% in the three months ended June 30, 2009, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property increased from 32.8% in the three months ended June 30, 2008 to 36.0% in the three months ended June 30, 2009 due to increased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 23.8% in the three months ended June 30, 2008 to 31.5% in the three months ended June 30, 2009.

     Research and Development Expenses

	Three Months Ended
	June 30,
	2009	2008
	(in thousands)
Research and development expenses	$6,648	$8,861
Percentage of revenues	33.5%	37.4%
     Our research and development expenses decreased $2.2 million, or 25.0%, from $8.9 million in the three months ended June 30, 2008 to $6.6 million in the three months ended June 30, 2009. The decrease in research and development costs was primarily due to decreases in salaries and benefits of $1.0 million, outside services costs of $567,000 and facility and overhead costs of $478,000 due to reduced headcount in higher cost locations and a reduction in third-party outside services costs for porting and external development.
     Research and development staff decreased from 444 employees at June 30, 2008 to 413 as of June 30, 2009, and salaries and benefits decreased as a result. As a percentage of revenues, research and development expenses declined to 33.5% for the three months ended June 30, 2009 compared to 37.4% for the three months ended June 30, 2008. Research and development expenses included $200,000 of stock-based compensation expense in the three months ended June 30, 2009 and $174,000 in the three months ended June 30, 2008.
     Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2009	2008
	(in thousands)
Sales and marketing expenses	$3,546	$6,042
Percentage of revenues	17.8%	25.5%
     Our sales and marketing expenses decreased $2.5 million, or 41.3%, from $6.0 million in the three months ended June 30, 2008 to $3.5 million in the three months ended June 30, 2009. The decrease was primarily due to a decrease in stock-based compensation of $1.1 million primarily related to the MIG stock-based compensation earnout no longer being recorded, a $700,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 76 at June 30, 2008 to 67 at June 30, 2009, a $403,000 decrease in the MIG earnout expense due to lower amortization associated with reaching the end of the vesting terms and conditions, a $134,000 decrease in travel and entertainment and a $102,000 decrease in marketing and promotion costs. As a percentage of revenues, sales and marketing expenses decreased from 25.5% in the three months ended June 30, 2008 to 17.8% in the three months ended June 30, 2009. Sales and marketing expenses included $159,000 of stock-based compensation expense in the three months ended June 30, 2009 and $1.3 million in the three months ended June 30, 2008.
     General and Administrative Expenses

	Three Months Ended
	June 30,
	2009	2008
	(in thousands)
General and administrative expenses	$3,905	$6,096
Percentage of revenues	19.7%	25.7%
     Our general and administrative expenses decreased $2.2 million, or 35.9%, from $6.1 million in the three months ended June 30, 2008 to $3.9 million in the three months ended June 30, 2009. The decrease in general and administrative expenses was primarily due to a $912,000 decrease in salaries and benefits, an $830,000 decrease in professional and consulting fees and a $149,000 decrease in stock-based compensation. We decreased our general and administrative headcount from 84 at June 30, 2008 to 68 at June 30, 2009 and salaries and benefits and stock-based compensation decreased as a result. As a percentage of revenues, general and administrative expenses decreased from 25.7% in the three months ended June 30, 2008 to 19.7% in the three months ended June 30, 2009. General and administrative expenses included $405,000 of stock-based compensation expense in the three months ended June 30, 2009 and $554,000 in the three months ended June 30, 2008.
     Other Operating Expenses
     Our restructuring charge increased from $86,000 during the three months ended June 30, 2008 to $513,000 during the three months ended June 30, 2009. This was due to an additional $513,000 restructuring charge due to a change in the sublease probability assumption for a vacated facility.
     Our in-process research and development (“IPR&D”) was $71,000 in the three months ended June 30, 2008; there was no charge in the three months ended June 30, 2009. The IPR&D charge recorded in 2008 related to the in-process development of new 2D and 3D games by Superscape at the date of acquisition. We determined the value of acquired IPR&D from Superscape using a discounted cash flows approach. We calculated the present value of expected future cash flows attributable to the in-process technology using a 22% discount rate. This rate took into account the percentage of completion of the development effort ranging from approximately 20% to 50% and the risks associated with our developing technology given changes in trends and technology in our industry. As of December 31, 2008, all acquired IPR&D projects had been completed at a cost similar to the original projections.
     Other Expenses
     Interest and other income/(expense), net, increased from a net expense of $99,000 during the three months ended June 30, 2008 to a net income of $457,000 in the three months ended June 30, 2009. This change was primarily due to an increase in foreign currency gains of $825,000 related to the revaluation of certain assets and liabilities, partially offset by a decrease in interest income of $128,000 resulting from lower cash balances as a result of the MIG and Superscape acquisitions and an increase of $354,000 in interest expense related to the MIG notes and borrowings under our credit facility. We expect to generate minimal interest income during 2009 as a result of lower cash balances and lower yields on our investments, which are predominately in cash or cash equivalent securities bearing minimal interest. We also expect to incur interest expense on the MIG notes and borrowings under our credit facility through 2010.
     Income Tax Provision
     Income tax provision decreased from $213,000 in the three months ended June 30, 2008 to an income tax benefit of $464,000 in the three months ended June 30, 2009 primarily as a result of the interim period tax allocation and changes in income tax in certain foreign entities. We expect our effective tax rate in 2009 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
     Comparison of the Six Months Ended June 30, 2009 and 2008
     Revenues

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Revenues	$40,647	$44,296
     Our revenues decreased $3.6 million, or 8.2%, from $44.3 million for the six months ended June 30, 2008 to $40.6 million for the six months ended June 30, 2009, due primarily to a decrease in handset unit sales in our traditional carrier business, which in turn led to a decrease in the number of games that we sold. Foreign currency exchange rates also had a greater positive impact on our revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2009. In addition, our revenues for the six months ended June 30, 2008 benefitted as a result of the transition to accrual accounting for China Mobile, as we recognized additional revenues of $697,000 from China Mobile during the three months ended June 30, 2008 that would otherwise have been recognized during the three months ended September 30, 2008. Our revenues for the six months ended June 30, 2009 were positively impacted by $700,000 of one-time revenue from an APAC customer. International revenues decreased by $2.7 million, from $23.6 million in the six months ended June 30, 2008 to $20.9 million in the six months ended June 30, 2009. The decrease in international revenues was primarily a result of decreased unit sales in China and EMEA, which was partially offset by increased unit sales in Latin America.
     Cost of Revenues

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Cost of revenues:
Royalties	$11,480	$11,123
Impairment of prepaid royalties and guarantees	589	—
Amortization of intangible assets	4,260	4,842

Total cost of revenues	$16,329	$15,965

Revenues	$40,647	$44,296

Gross margin	59.8%	64.0%
     Our cost of revenues increased $364,000, or 2.3%, from $16.0 million in the six months ended June 30, 2008 to $16.3 million in the six months ended June 30, 2009. This increase was due to a $589,000 charge associated with the impairment of certain royalty guarantees and a $357,000 increase in royalties, which was partially offset by a $582,000 reduction in amortization for titles and content associated with intangible assets acquired from Superscape that were fully amortized in the first quarter of 2009. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 76.1% in the six months ended June 30, 2008 to 77.5% in the six months ended June 30, 2009, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property increased from 33.0% in the six months ended June 30, 2008 to 36.5% in the six months ended June 30, 2009 due to increased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 25.1% in the six months ended June 30, 2008 to 29.7% in the six months ended June 30, 2009.
     Research and Development Expenses

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Research and development expenses	$13,045	$15,381
Percentage of revenues	32.1%	34.7%
     Our research and development expenses decreased $2.3 million, or 15.2%, from $15.4 million in the six months ended June 30, 2008 to $13.0 million in the six months ended June 30, 2009. The decrease in research and development costs was primarily due to decreases in salaries and benefits of $892,000, outside services costs of $675,000 and facility and overhead costs of $670,000 due to reduced headcount in higher cost locations and a reduction in third-party outside services costs for porting and external development.
     Research and development staff decreased from 444 employees at June 30, 2008 to 413 as of June 30, 2009, and salaries and benefits decreased as a result. As a percentage of revenues, research and development expenses declined to 32.1% for the six months ended June 30, 2009 compared to 34.7% for the six months ended June 30, 2008. Research and development expenses included $380,000 of stock-based compensation expense in the six months ended June 30, 2009 and $250,000 in the six months ended June 30, 2008.

     Sales and Marketing Expenses

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Sales and marketing expenses	$7,658	$11,824
Percentage of revenues	18.8%	26.7%
     Our sales and marketing expenses decreased $4.2 million, or 35.2%, from $11.8 million in the six months ended June 30, 2008 to $7.6 million in the six months ended June 30, 2009. The decrease was primarily due to a decrease in stock-based compensation of $2.3 million primarily related to the MIG stock-based compensation earnout no longer being recorded, a $1.1 million decrease in salaries and benefits as we reduced our sales and marketing headcount from 76 at June 30, 2008 to 67 at June 30, 2009, a $368,000 decrease in the MIG earnout expense due to lower amortization associated with reaching the end of the vesting terms and conditions, a $266,000 decrease in travel and entertainment and a $183,000 decrease in facility and overhead costs due to reduced headcount. As a percentage of revenues, sales and marketing expenses decreased from 26.7% in the six months ended June 30, 2008 to 18.8% in the six months ended June 30, 2009. Sales and marketing expenses included $310,000 of stock-based compensation expense in the six months ended June 30, 2009 and $2.6 million in the six months ended June 30, 2008.
     General and Administrative Expenses

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
General and administrative expenses	$8,390	$11,491
Percentage of revenues	20.6%	25.9%
     Our general and administrative expenses decreased $3.1 million, or 27.0%, from $11.5 million in the six months ended June 30, 2008 to $8.4 million in the six months ended June 30, 2009. The decrease in general and administrative expenses was primarily due to a $1.5 million decrease in salaries and benefits, a $991,000 decrease in professional and consulting fees, a $310,000 decrease in stock-based compensation and a $129,000 decrease in travel and entertainment costs. We decreased our general and administrative headcount from 84 at June 30, 2008 to 68 at June 30, 2009 and salaries and benefits and stock-based compensation decreased as a result. As a percentage of revenues, general and administrative expenses decreased from 25.9% in the six months ended June 30, 2008 to 20.6% in the six months ended June 30, 2009. General and administrative expenses included $838,000 of stock-based compensation expense in the six months ended June 30, 2009 and $1.1 million in the six months ended June 30, 2008.
     Other Operating Expenses
     Our restructuring charge increased from $161,000 during the six months ended June 30, 2008 to $513,000 during the six months ended June 30, 2009. This was primarily due to an additional $513,000 restructuring charge due to a change in the sublease probability assumption for a vacated facility.
     Our IPR&D charge was $1.1 million in the six months ended June 30, 2008; there was no charge in the six months ended June 30, 2009. The IPR&D charge recorded in 2008 related to the in-process development of new 2D and 3D games by Superscape at the date of acquisition.
     Other Expenses
     Interest and other income/(expense), net, decreased from a net income of $513,000 during the six months ended June 30, 2008 to a net expense of $350,000 in the six months ended June 30, 2009. This change was primarily due to an increase of $708,000 in interest expense related to the MIG notes and borrowings under our credit facility, a decrease in interest income of $638,000 resulting from lower cash balances as a result of the MIG and Superscape acquisitions, and offset by a $483,000 decrease in other expense due to lower mark to market charges for long-term investments during 2009.
     Income Tax Provision
     Income tax provision increased from $1.3 million in the six months ended June 30, 2008 to $1.6 million in the six months ended June 30, 2009 primarily as a result of the interim period tax allocation and changes in income tax in certain foreign entities.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$375	$3,357
Depreciation and amortization	5,538	6,411
Cash flows provided by/(used in) operating activities	(1,434)	99
Cash flows used in investing activities	(375)	(34,058)
Cash flows provided by/(used in) financing activities	(4,469)	259
     Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $166.4 million and $159.1 million as of June 30, 2009 and December 31, 2008, respectively. Prior to our initial public offering, our primary sources of liquidity had been private placements of shares of our preferred stock with aggregate proceeds of $57.4 million and borrowings under our credit facilities with aggregate proceeds of $12.0 million. In the quarter ended March 31, 2007, we raised $74.8 million of proceeds, net of underwriting discounts and estimated expenses, in our initial public offering. In the future, we anticipate that our primary sources of liquidity will be our cash and cash equivalents, cash generated from our operating activities and borrowing under our revolving credit facility.
     Operating Activities
     For the six months ended June 30, 2009, net cash used in operating activities was $1.4 million, primarily due to our net loss of $7.3 million, the net change in our operating assets and liabilities of $2.5 million, and non-cash foreign currency translation gain of $317,000, which was partially offset by adjustments for non-cash items including amortization expense of $4.4 million, stock-based compensation expense of $1.5 million, depreciation expense of $1.2 million, MIG earnout expense of $875,000 and interest expense on debt of $606,000.
     We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash used in operating activities.
     Investing Activities
     In the six months ended June 30, 2009, we used $375,000 of cash for investing activities resulting primarily from purchases of property and equipment, all of which related to additional network and server equipment.
     In the six months ended June 30, 2008, we used $34.1 million of cash for investing activities. This net cash usage resulted from the acquisition of Superscape, net of cash acquired, of $30.0 million, additional cash payments of $693,000 for professional fees related to the acquisition of MIG and purchases of property and equipment of $3.4 million primarily related to moving our corporate headquarters.
     Financing Activities
     In the six months ended June 30, 2009, net cash used in financing activities which was $4.5 million due to the payment of $9.0 million related to the MIG notes, which was partially offset by the net proceeds from borrowings under our credit facility of $4.5 million. In addition, we paid an additional $5.2 million on July 1, 2009 with respect to the promissory notes issued to the MIG shareholders.
     In the six months ended June 30, 2008, net cash provided by financing activities was $259,000, substantially all of which came from the proceeds from the exercise of stock options and warrants.

     Sufficiency of Current Cash and Cash Equivalents
     Our cash and cash equivalents were $12.8 million as of June 30, 2009. During the six months ended June 30, 2009, we used $6.4 million of cash. We expect to continue to fund our operations and satisfy our contractual obligations for the remainder of 2009 primarily through our cash and cash equivalents, borrowings under our revolving credit facility and cash generated by operations during the second half of 2009. However, there can be no assurances that we will be able to generate positive operating cash flow during the second half of 2009 or beyond. We believe our cash and cash equivalents, together with cash flows from operations and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on our part to remain in compliance with the covenants under our revolving credit facility. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with our credit facility’s EBITDA-related covenant discussed below. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this financial covenant. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced our operating expenses significantly from second quarter of 2008 levels. However, we expect to continue our efforts to reduce operating expenses during the second half of 2009. Reducing operating expenses further than we currently anticipate could have the effect of reducing our revenues. Our ability to comply with the EBITDA-related financial covenant will be further challenged due to the approximately $800,000 in costs we expect to incur during the second half of 2009 related to the transition of our Chief Executive Officer, any additional restructuring charges that we may incur as we continue our efforts to reduce operating expenses and the adverse impact of recent foreign currency movements on our operating results.
     Our cash needs include our requirement to repay $11.0 million of principal under the MIG notes as of June 30, 2009, $5.0 million of which we repaid on July 1, 2009 and $6.0 million of which is payable in 2010, as well as $5.0 million of principal under promissory notes issued to two former shareholders of MIG which is payable in 2010. (See Note 7 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item I of this report for more information regarding our debt.) Our anticipated cash requirements during 2009 also include payments for prepaid royalties and guarantees, of which a portion is related to anticipated new license agreements (for which there is no existing contractual commitment), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See Note 6 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item I of this report for more information regarding our contractual commitments.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.
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
     As of June 30, 2009, we had outstanding borrowings of $4.5 million under our credit facility. Our failure to comply with the financial or operating covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. To the extent an event of default occurred under the credit facility and the lender accelerated the indebtedness and terminated the credit facility, this would also trigger the cross-default provisions of the MIG notes. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.0%, but no less than 5.0%, which adversely impacts our cash position and result in operating and financial covenants that restrict our operations. See Note 7 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report for more information regarding our credit facility.
     The credit facility matures on December 29, 2010, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80,000, or 1.00% of the total commitment.
     As of June 30, 2009, we were in compliance with all covenants. We currently believe that we will be able to comply with the EBITDA-related covenant in the third quarter of 2009, but, due primarily to the unanticipated restructuring charges and negative foreign currency movements described in the first paragraph of this section, will likely not be able to comply with this covenant in the fourth quarter of 2009 unless one or more of the following occurs: (1) our revenues significantly exceed our expectations, (2) we are able to significantly reduce our operating expenses after taking into account restructuring charges and foreign currency movements, (3) foreign currency exchange rates move in a manner that significantly and positively affect our operating results or (4) Silicon Valley Bank agrees either to amend the credit facility in a manner that enables our compliance with this covenant or grant us a waiver for any non-compliance with the covenant. We are currently engaged in discussions with Silicon Valley Bank regarding amending the credit facility to enable our prospective compliance with the EBITDA-related covenant and believe that we will enter into such an amendment in the near future.
     Of the $12.8 million of cash and cash equivalents that we held at June 30, 2009, approximately $4.9 million were held in accounts in China. To fund our operations and repay our debt obligations, we repatriated approximately $4.0 million of available funds from China to the U.S during the three months ended June 30, 2009, which was subject to withholding taxes of 5%. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.
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
     If our cash sources are insufficient to satisfy our cash requirements, we may be required to sell convertible debt or equity securities to raise additional capital or may need to seek to either increase the amount available to us for borrowing under our credit facility or restructure our obligations under the MIG notes. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of the credit facility. Additionally, we may be unable to increase the size of our credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We may also be unable to restructure our obligations under the MIG notes. If the amount of cash that we generate from operations is less than anticipated, we could also be required to extend the term beyond its December 2010 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit our ability to achieve profitability in the future.
     If we do not adequately address the liquidity matters discussed in this section, the audit report included in our Form 10-K for the year ending December 31, 2009 may include an explanatory paragraph regarding our ability to continue as a going concern.
     Contractual Obligations
     The following table is a summary of our contractual obligations as of June 30, 2009:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$7,514	$1,870	$5,468	$176	$—
Guaranteed royalties(1)	9,458	4,785	4,623	50	—
MIG earnout and bonus notes(2)	16,552	5,192	11,360	—	—
FIN 48 obligations, including interest and penalties(3)	4,470	—	—	—	4,470
Line of credit	4,547	4,547	—	—	—

* Represents the remaining six months of 2009

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. Some of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Some of these minimum payments totaling $9.2 million have been recorded as liabilities on our unaudited consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)	We have issued $25.0 million of notes payable to former shareholders of MIG, of which we had paid an aggregate principal amount of $14.0 million as of July 31, 2009. The amounts in the table above include interest accrued through June 30, 2009. See Note 7 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report for further details.

(3)	As of June 30, 2009, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of June 30, 2009, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.
     Off-Balance Sheet Arrangements
     At June 30, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
     We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.0%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At June 30, 2009, we had $4.5 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.0%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.
     We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2009, we had no short-term investments and substantially all $12.8 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.
     The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
     As of June 30, 2009 and December 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Chile, China, France, Germany, Hong Kong, Italy, Russia and Spain, and our current deposits are likely in excess of insured limits.
     Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of June 30, 2009 and December 31, 2008, Verizon Wireless accounted for 25.3% and 25.7% of our total accounts receivable, respectively, and no other carrier represented more than 10% of our total accounts receivable as of these dates.
     Foreign Currency Exchange Risk
     We transact business in more than 70 countries in more than 20 different currencies, and in 2008, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.
     Our foreign currency exchange gains and losses have been generated primarily from fluctuations in GBP versus the USD and in the Euro versus GBP. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. We have in the past experienced, and in the future may experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.
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

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e), were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. For example, we are engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which Skinit previously claimed that it is owed approximately $600,000. On April 21, 2009, Skinit filed a complaint against us and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009), alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. On June 25, 2009, we filed a motion in the Superior Court in Orange County requesting an order compelling Skinit to arbitrate its claim against us and requesting that the court stay the action pending the determination of the motion and the subsequent arbitration. On July 30, 2009, the court granted our motion in its entirety and the dispute will now proceed to arbitration.
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
     We have incurred significant losses since inception, including a net loss of $12.3 million in 2006, a net loss of $3.3 million in 2007, a net loss of $106.7 million in 2008 and a net loss of $7.3 million for the first six months of 2009. As of June 30, 2009, we had an accumulated deficit of $166.4 million. During 2008, we incurred aggregate charges of approximately $77.6 million for goodwill, royalty impairments and restructuring activities. We also expect to incur costs of approximately $800,000 during the second half of 2009 related to the transition of our Chief Executive Officer. If we continue to incur these charges, it will continue to negatively affect our operating results. In addition, during 2008, we incurred $25.0 million in indebtedness related to the restructuring of the MIG earnout and bonus payments, of which we had repaid $14.0 million as of July 1, 2009, and in the first six months of 2009, we drew down under our revolving credit facility under which we had $4.5 million outstanding as of June 30, 2009. Furthermore, we may be required to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased marketing for our new games, particularly those designed for next-generation platforms and social networking websites, and acquiring content. If our revenues do not increase to offset these additional expenses and debt payments, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. Finally, we expect our 2009 revenues to be lower than our 2008 revenues, and in future periods, our revenues could continue to decline. Accordingly, we may not achieve profitability in the future.
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
     We were incorporated in May 2001 and began selling mobile games in July 2002. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early-stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
•	respond to market developments, including next-generation platforms, technologies and pricing and distribution models;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our website and third-party direct-to-consumer distributors;

•	maintain our current, and develop new, wireless carrier and other distributor relationships, particularly in international markets;

•	maintain and expand our current, and develop new, relationships with third-party branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers, other distributors and third-party branded content owners;

•	maintain and develop greater consumer awareness of our games based on our own intellectual property and the Glu brand;

•	continue to develop new high-quality mobile games that achieve significant market acceptance, particularly for new next-generation handsets and social networking websites;

•	continue to port existing mobile games to new mobile handsets;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	expand our development capacity in countries with lower costs;

•	execute our business and marketing strategies successfully; and

•	attract, integrate, retain and motivate qualified personnel.
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
     Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This is particularly true for 2009, as we implemented significant cost-reduction measures in 2008, making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. Individual games and carrier relationships represent meaningful portions of our revenues and net income or loss in any quarter. We may incur significant or unanticipated expenses when licenses are added or renewed, we may experience a significant reduction in revenue if licenses are not renewed or we may incur impairments of prepaid royalty guarantees if our forecast for games based on licensed intellectual property is lower than we anticipated at the time we entered into the agreement. For example, in 2008 and the six months ended June 30, 2009, we impaired $6.3 million and $589,000, respectively of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.
     We are also subject to macroeconomic fluctuations in the U.S. and global economies, including those that impact discretionary consumer spending, which have recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2008, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in the first six months of 2009. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.
     In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new mobile games released by us and our competitors, including those for next-generation platforms;

•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and games released in prior periods;

•	changes in the prominence of deck placement for our leading games and those of our competitors;

•	the strength or weakness in consumer demand for new mobile devices;

•	the expiration of existing content licenses for particular games;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in pricing policies by our carriers related to downloading content, such as our games, which pricing policies could be influenced by the lower average prices for content on next-generation platforms;

•	changes in the mix of original and licensed games, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the timeliness and accuracy of reporting from carriers;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, mobile games and related content, including the rate of growth of next-generation platforms;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	changes in accounting rules, such as those governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.
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
     In addition, given the open nature of the development and distribution for certain next-generation platforms, such as the Apple iPhone and Google Android as well as social networking websites like Facebook for which we plan to develop and market games in the near future, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch mobile games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce prices to levels at which we are unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for the Apple App Store. It has been estimated that more than 10,000 games have been made available on the Apple App Store since its launch in July 2008. The proliferation of titles on the Apple App Store makes it difficult for us to differentiate ourselves from other developers and to compete for end users purchasing content for their iPhone and iPod Touch devices without substantially reducing our prices or increasing spending to market our products. Certain of our large competitors have the right to more licenses to develop titles for the Apple App Store and have considerably greater resources than we do, enabling them to develop more games than we can and to do so more quickly, which causes further challenges, especially on the next-generation platforms. If our industry continues to shift to a sales and distribution model similar to the Apple App Store our ability to compete would be further challenged, since the vast majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not direct-to-consumer channels.
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
     The operation of our business and our efforts to grow our business further will require significant cash outlays and commitments. As of June 30, 2009, we had $12.8 million of cash and cash equivalents, which does not take into account our payment of $5.2 million on July 1, 2009 on the subordinated notes that we issued in December 2008 in connection with our restructuring of the MIG earnout and bonus payments (the “MIG subordinated notes”). In addition to our general operating expenses and prepaid and guaranteed royalty payments, we had debt service obligations related to $4.5 million outstanding as of June 30, 2009 under our revolving credit facility and our issuing an aggregate of $25.0 million in principal amount of the MIG subordinated notes, under which we owed $11.0 million as of July 1, 2009. If our cash and cash equivalents, together with any cash generated from operations and borrowings under our credit facility, are insufficient to meet our cash requirements, we will either need to seek additional capital, potentially through debt or equity financings or by increasing the amount available to us for borrowing under the credit facility, to fund our operations and debt repayment obligations or we will need to restructure our obligations under the MIG subordinated notes. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. Additionally, we may be unable to increase the size of the credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We also may not be able to access the full amount of our credit facility, as the credit facility’s borrowing base is based upon our accounts receivable; at our current revenue levels, we are not able to access the full $8.0 million of the credit facility. If new sources of financing are required but are insufficient or unavailable, or if we are unable to restructure our obligations under the MIG subordinated notes, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. Furthermore, if we are unable to remain in compliance with the financial or other covenants contained in the credit facility and do not obtain a waiver from the lender then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provisions of the MIG subordinated notes. In this event, we would need to seek additional sources of financing, which would likely have unfavorable terms, and any failure to do so would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. In addition, to the extent we do not adequately address our liquidity needs (including the matters discussed in this risk factor), the audit report included in our Form 10-K for the year ending December 31, 2009 may include an explanatory paragraph regarding our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, and Cash Equivalents.”
Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further, which could cause our stock to be delisted from trading on the NASDAQ Global Market.
     The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as:
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the recent and continuing unprecedented volatility in the financial markets;

•	changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our industry, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings or other changes by any securities analysts who follow our company or our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	lawsuits threatened or filed against us; and

•	market conditions or trends in our industry or the economy as a whole.
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
     Since becoming a publicly traded security listed on the NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.67 per share and closing low of $0.23 per share. Our common stock traded below $1.00 per share from October 30, 2008 until June 12, 2009, and the last reported sale price of our common stock on August 7, 2009 was $1.07 per share. Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it may delist our common stock from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. While NASDAQ suspended the minimum bid price and market value requirements through July 31, 2009, we do not expect that NASDAQ will extend or resume the suspension in the near future. As a result, we cannot assure you that our common stock will remain eligible for trading on the NASDAQ Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.
We have outstanding debt obligations and may incur additional debt in the future, which could adversely affect our financial condition and results of operations.
     In December 2008, we renegotiated and extended our $8.0 million revolving credit facility, which is secured by substantially all of our assets, including our intellectual property. As of June 30, 2009, we had outstanding borrowings of $4.5 million under this credit facility, and we expect to continue to borrow during the term of the facility for general working capital purposes and to satisfy our other debt obligations. In addition, in December 2008, we issued an aggregate of $25.0 million in principal amount of promissory notes to former shareholders of MIG to restructure the earnout and bonus payments that we owe to them, of which we had repaid $14.0 million as of July 1, 2009. This debt may adversely affect our operating results and financial condition by, among other things:
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
     Our credit facility imposes restrictions on us, including restricting our ability to incur specified liens and sell the company and requiring us to maintain compliance with specified financial covenants and to maintain a certain level of cash deposits with the lender. Our ability to comply with certain of these covenants may be affected by events beyond our control. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with the EBITDA-related covenant. Our revenues depend on a number of factors, including the rate of sales of mobile devices, our relationships with our carriers and licensors, consumer tastes, competitive pressures, our ability to generate revenues from next-generation platforms and foreign exchange rate fluctuations. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this financial covenant. However, reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced our operating expenses significantly from second quarter of 2008 levels. However, we expect to continue our efforts to reduce operating expenses during the second half of 2009. Reducing operating expenses further than we currently anticipate could have the effect of reducing our revenues. Our ability to comply with the EBITDA-related covenant will be further challenged due to the approximately $800,000 in costs we expect to incur during the second half of 2009 related to the transition of our Chief Executive Officer, any additional restructuring charges that we may incur as we continue our efforts to reduce operating expenses and the adverse impact of recent foreign currency movements on our operating results. We currently believe that we will be able to comply with the EBITDA-related covenant in the third quarter of 2009, but, due primarily to the unanticipated restructuring charges and negative foreign currency movements described in the preceding sentence, will likely not be able to comply with this covenant in the fourth quarter of 2009 unless one or more of the following occurs: (1) our revenues significantly exceed our expectations, (2) we are able to significantly reduce our operating expenses after taking into account restructuring charges and foreign currency movements, (3) foreign currency exchange rates move in a manner that significantly and positively affect our operating results or (4) Silicon Valley Bank agrees either to amend the credit facility in a manner that enables our compliance with this covenant or grant us a waiver for any non-compliance with the covenant. While we are currently engaged in discussions with Silicon Valley Bank regarding amending the credit facility to enable our prospective compliance with the EBITDA-related covenant and believe that we will enter into such an amendment in the near future, we cannot assure you that we will be successful in doing so. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provision of our MIG subordinated notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, Cash Equivalents” for additional information regarding our credit facility and the MIG subordinated notes. Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. For more information about our debt obligations, see Note 7 to Notes to Unaudited Condensed Consolidated Financial Statements. In addition, to the extent we do not adequately address our liquidity needs (including the liquidity matters discussed in this risk factor), the audit report included in our Form 10-K for the year ended December 31, 2009 may include an explanatory paragraph regarding our ability to continue as a going concern.
A continued slowdown in sales of mobile devices, particularly the devices for our carrier-based business which represents the vast majority of our revenues, or a decline in the average selling prices of our games sold through wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
     We currently derive the vast majority of our revenues from sales of our games on traditional mobile devices through our wireless carriers. Our revenues for the six months ended June 30, 2009 declined from the corresponding period in 2008 due to a decrease in sales in our carrier-based business, resulting primarily from a decrease in handset unit sales, which in turn led to a decrease in the number of games that we sold, as well as movement by a number of consumers to next-generation platforms that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. We expect that we will continue to derive the vast majority portion of our revenues from our carrier-based business in 2009. The ability of the next-generation platforms or social networking websites to serve as a source of significant new revenues is uncertain, and we may be unable to generate sufficient revenues from these platforms to make up for any decline in the traditional carrier business. In addition, games sold on the next-generation platforms typically have lower average prices than our games sold through our wireless carriers, and to the extent consumers continue to migrate to next-generation platforms, it could result in lower average prices for our games in our carrier business. Any continued slowdown in that business or in sales of handset units for that business, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
Our strategy to grow our business includes developing titles for next-generation platforms beyond our wireless carrier channel, which currently comprises the vast majority of our revenues. If we do not succeed in generating considerable revenues and gross margins from the next-generation platforms, our revenues, financial position and operating results may suffer.
     Growth in our carrier channel, which currently comprises the vast majority of our revenues, has slowed in recent periods. As part of our strategy to grow our business, we have started to develop titles for next-generation platforms such as Apple’s App Store, Google’s Android Market, Research in Motion’s Blackberry App World and Nokia’s Ovi Store. The introduction of these next-generation platforms has drawn some of our customers away from our carrier-based business. For us to succeed, we believe that we must publish mobile games that are widely accepted and commercially successful on these new platforms. However, our efforts on these platforms may prove unsuccessful or, even if successful, it may take us longer to achieve meaningful revenue than anticipated because, among others reasons:
•	the open nature of the development and marketing for certain of these next-generation platforms increases substantially the number of our competitors and competitive products and makes it more difficult for us to achieve prominence and deck placement for our games;

•	the pricing and revenue models for products on these platforms are rapidly evolving, and may result in average selling prices for our games developed for these platforms that are substantially lower than from our traditional carrier channels and a lower than expected return on investment for these games;

•	the competitive advantage of our porting capabilities may be reduced as these next-generation platforms become ubiquitous;

•	many of our key licenses do not grant us the rights to develop games for the iPhone;

•	we have relatively little experience with direct-to-consumer distribution channels;

•	these next-generation platforms are effectively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss;

•	many OEMs and carriers are developing next-generation platforms and it may be difficult for us to predict which ones will be successful, and we may expend time and resources developing games for next-generation platforms that ultimately do not succeed; and

•	competitors may have substantially greater resources available to invest in development and publishing of products for next-generation platforms.
If we do not succeed in generating considerable revenues and gross margins from the next-generation platforms, our revenues, financial position and operating results may suffer.
If we do not achieve a sufficient return on our investment with respect to our efforts to develop games for social networking websites, it could negatively affect our operating results.
     We have recently announced that we intend to increase our focus on developing games for social networking websites such as Facebook. We will face a number of challenges in pursuing this opportunity. For example, we have historically designed, marketed and sold games only for mobile phones and we have very limited experience developing games for social networking websites. In order to increase the level of expertise in our company, we will be required to hire additional personnel with experience in social networking gaming, which could make it more difficult for us reduce our operating expenses in the event of an unexpected decline in revenues. In addition, we will need to divert internal resources from other projects to focus on our social networking initiatives, which could negatively impact our ability to design, market and sell games for mobile phones and, consequently, reduce our revenues. Social networking websites are effectively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss. We must determine how best to derive revenues from games for social networking websites, as most games on social networking websites are available free of charge and users may be reluctant to pay to play our games. Furthermore, the open nature of the development and marketing platforms for social networking websites will subject us to significant competition from many additional companies that have greater experience in developing and monetizing games on social networking websites. The proliferation of games on social networking websites will make it difficult for us to differentiate ourselves from these other game developers and to compete for end users, particularly due to the fact that these other game developers have an established presence and user community for their games on social networking websites. In addition, some competitors may have substantially greater resources available to invest in development and publishing of products for social networking websites. Social networking websites have also been subject to “copycat” tactics, where some companies have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. As a result, even if we succeed in developing and monetizing games for social networking websites, competitors may produce copycat games that could result in user confusion and ultimately reduce the success of our games. Finally, many of our key licenses do not grant us the rights to develop games for social networking websites, which could limit our ability to offer certain of our games on these websites. If we do not achieve a sufficient return on our investment with respect to develop games for social networking websites, it could negatively affect our operating results.
Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
     Although we currently transact approximately one-half of our business in U.S. Dollars, we also transact approximately one-fourth of our business in pounds sterling and Euros and the remaining portion of our business in other currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency exchange gains and losses. For example, in 2008, we recorded a $3.0 million foreign currency exchange loss primarily related to the revaluation of intercompany balance sheet accounts. To the extent foreign exchange rates continue to negatively affect our operating results, it will negatively affect our ability to remain in compliance with the EBITDA-related covenant in our credit facility. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
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
     Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 75.0%, 88.1% and 88.4% of our revenues in 2008, 2007 and 2006, respectively. In 2008, revenues derived under various licenses from our four largest licensors, Atari, Playfirst, PopCap and Sega, together accounted for approximately 25% of our revenues. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, one of our licenses with Hasbro under which we created our Battleship, Clue, Game of Life and Monopoly games, which in the past had accounted for a significant portion of our revenues, expired in March 2008, and we experienced a decline in revenues as a result. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. Moreover, many of our licensors have not granted us the right to develop games for some next-generation platforms, such as the iPhone, and may instead choose to develop games for the iPhone themselves. Additionally, licensors may elect to work with publishers who can develop and publish products across multiple platforms, such as mobile, online and console, which we currently cannot offer.
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
We currently rely primarily on wireless carriers, in particular Verizon Wireless, to market and distribute our games and thus to generate our revenues. The loss of or a change in any significant carrier relationship, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.
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
     End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the BREW and Java platforms, and more recently the Apple iPhone, Google Android, Blackberry, i-mode, Mophun, Symbian and Windows Mobile platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a different technology platform, such as Adobe Flash Lite, or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.
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
     Conversely, the open nature of the next-generation platform direct-to-consumer channels, such as the Apple App Store, allow for vast numbers of applications to be offered to consumers from a much wider array of competitors than in the traditional carrier channel. This may reduce the competitive advantage of our established network of relationships with wireless carriers. It may also require us to expend significantly increased amounts to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing games for them.
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
     We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new such relationships, and is also critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple App Store, directly from us and, in the future, social networking websites. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games and, in the future, high-quality games on social networking websites. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users and carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content, we could experience damage to our reputation and brand, and our attractiveness to wireless carriers, licensors and end users might be reduced. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.
     International sales represented approximately 52.0% and 46.2% of our revenues in 2008 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which has a significant presence in Russia, in March 2008. We have international offices located in Brazil, Canada, Chile, China, Colombia, England, France, Germany, Italy, Malaysia, Mexico, Poland, Russia and Spain. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:
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
     Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. Our market is experiencing a growth in adoption of smartphones, such as the Apple iPhone and RIM Blackberry devices. For many of our wireless carriers, these smartphones are not yet directly integrated into the carrier’s provisioning infrastructure that would allow them to sell games directly to consumers, and games are instead sold through third parties, which is a more cumbersome process for consumers and results in a smaller revenue share for us. These factors could harm our business, operating results and financial condition.
If we fail to deliver our games at the same time as new mobile handset models are commercially introduced, our sales may suffer.
     Our business depends, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, some companies have recently launched new mobile handsets or mobile platforms, including Apple’s iPhone and Google’s Android. In addition, consumers generally purchase the majority of content, such as our games, for a new handset within a few months of purchasing the handset. We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because we do not adequately build into our title plan the demand for games for a particular handset or platform or experience of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Future mobile handsets may significantly reduce or eliminate wireless carriers’ control over delivery of our games and force us to rely further on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.
     Substantially all our games are currently sold through carriers’ branded e-commerce services. We have invested significant resources developing this sales channel. However, a growing number of handset models currently available allow wireless subscribers to browse the Internet and, in some cases, download applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. In addition, developing other application delivery mechanisms, such as premium-SMS or our own direct-to-consumer website, enable subscribers to download applications without having to access a carrier’s branded e-commerce service. Increased use by subscribers of open operating system handsets, premium-SMS delivery systems or our website will enable them to bypass carriers’ branded e-commerce services and could reduce the market power of carriers. This could force us to rely further on alternative sales channels where we may not be successful selling our games and could require us to increase our sales and marketing expenses significantly. As with our carriers, we believe that inferior placement of our games and other mobile entertainment products in the menus of off-deck distributors will result in lower revenues than might otherwise be anticipated from these alternative sales channels. We may be unable to develop and promote our direct website distribution sufficiently to overcome the limitations and disadvantages of off-deck distribution channels and our efforts to promote direct distribution could prove expensive. This could harm our business, operating results and financial condition.
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
     Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, in the future we will be required to port existing and new games to a broader array of handsets and develop versions specific to new next-generation handsets. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new advanced mobile handsets, including the iPhone and those based on the Android platform, is longer and thus developing and porting for the new platforms is more costly than developing and porting for games for traditional mobile phones. Since the vast majority of our revenues are currently derived from our carrier business, it is important that we maintain and enhance our porting capabilities. However, as additional App Stores are developed and gain market prominence, our porting capabilities represent less of a business advantage for us, yet we could be required to invest considerable resource in this area to support our existing business. These additional costs could harm our business, operating results and financial condition.

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
If we do not effect a smooth transition to a new Chief Executive Officer, our business and operating results may suffer and our stock price may decline. In addition, the costs associated with this transition will make it more difficult for us to comply with the financial covenants contained in our credit facility.
     On July 8, 2009, we announced that L. Gregory Ballard, our President and Chief Executive Officer, had indicated his intention to transition his role with our company to new leadership. Mr. Ballard has agreed pursuant to a Transitional Employment Agreement to remain as our President and Chief Executive Officer for a transition period until the earlier of the date a new Chief Executive Officer commences employment with us or January 1, 2010. However, Mr. Ballard remains an at-will employee and he may terminate his employment with us at any time for any reason. In the event that we are unable to identify and retain a new Chief Executive Officer prior to January 1, 2010 or such earlier date as Mr. Ballard may elect to terminate his employment with us, or if we are otherwise unable to effect a smooth transition to a new Chief Executive Officer, it may result in uncertainty from our business partners, customers, employees and investors and cause disruptions to our business, any of which could harm our business and operating results and cause our stock price to decline. Our new Chief Executive Officer will likely also require a period of time to assimilate into our company and become fully productive, which could negatively impact our business, at least in the short term. In addition, we will incur substantial costs in connection with Mr. Ballard’s transition, including restructuring costs relating to our financial obligations to Mr. Ballard under the Transitional Employment Agreement and the fees of the executive search firm we have retained to assist us in identifying Chief Executive Officer candidates. These costs will negatively affect our operating results and will make it more difficult for us to comply with the EBITDA-related covenant contained in our credit facility. The credit facility also provides that once Mr. Ballard is no longer our Chief Executive Officer, we must obtain the lender’s approval of his replacement within 60 days of his departure. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness could be declared immediately due and payable, which would also trigger the cross-default provision of our MIG subordinated notes. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, Cash Equivalents” for additional information regarding our debt obligations.) Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business financial position and liquidity, including potentially forcing us to file for bankruptcy protection. For more information about our debt obligations, see Note 7 to Notes to Unaudited Condensed Consolidated Financial Statements.

Our business and growth may suffer if we are unable to hire and retain key personnel.
     Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced sales and engineering personnel. In addition, in order to grow our business, succeed on our new business initiatives such as developing games for social networking websites and replace departing employees, we must be able to identify and hire qualified personnel. Competition for qualified management, sales, engineering and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. This may be particularly the case for us to the extent our stock price remains at a depressed level, as individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees that are not bound by agreements that could prevent them from terminating their employment at any time. We may also experience difficulty assimilating our newly hired personnel, which may adversely affect our business. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.
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
Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.
     Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we recently began developing and selling games for next-generation platforms and are beginning meaningful development of games for social networking websites, and the accounting for revenue derived from these platforms is still evolving and, in some cases, uncertain. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
     Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.
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
     Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our web sites, which will be increasingly important to our business as we continue to market our products directly to end users. Those rules vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.
Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.
     We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.
     We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit level, by changes in our business or changes in our structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. Further, our tax determinations are subject to audit by tax authorities which could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.
     We incur certain tax expenses that do not decline proportionately with declines in our consolidated pre-tax income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
     We are also required to pay taxes other than income taxes, such as payroll, value-added, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. We are subject to examination by tax authorities with respect to these non-income taxes. There can be no assurance that the outcomes from examinations, changes in our business or changes in applicable tax rules will not have an adverse effect on our earnings and financial condition. In addition, we do not collect sales and use taxes since we do not make taxable sales in jurisdictions where we have employees and/or property or we do not have nexus in the state. If tax authorities assert that we have taxable nexus in the state, those authorities might seek to impose past as well as future liability for taxes and/or penalties. Such impositions could also impose significant administrative burdens and decrease our future sales. Moreover, state and federal legislatures have been considering various initiatives that could change our position regarding sales and use taxes.
     Furthermore, as we expand our international operations, adopt new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions in light of changing tax laws, acquisitions and our current and anticipated business and operational requirements, our tax expense could increase.

Third parties may sue us, including for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.
     Third parties may sue us, including for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, recently Skinit, Inc. filed a complaint against us and other defendants, seeking unspecified damages, plus attorney’s fees and costs. The complaint alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. In the event of a successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. In addition, even if we are able to license the infringed or similar technology or games, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party disputes, litigation or infringement claims, regardless of their merit. Successful claims against us might result in substantial monetary liabilities, an injunction against us and might materially disrupt the conduct of our business and harm our financial results.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our board of directors.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the rules and regulations of the NASDAQ Stock Market. The requirements of these rules and regulations increases our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.
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
     The net proceeds of our IPO were $74.8 million. Through July 1, 2009, we used approximately $12.0 million of the net proceeds to repay in March 2007 the entire principal and accrued interest on an outstanding loan from the lender, $13.6 million of the net proceeds for the acquisition of MIG, net of cash acquired, $30.0 million, net of cash acquired, for the acquisition of Superscape, and $14.2 million to repay principal and accrued interest on the notes payable to the former MIG shareholders. We used the remainder of the net proceeds for our operating activities, primarily for advances for new license agreements.
Repurchases of Common Stock
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on May 29, 2009. At the meeting, our stockholders voted on the two proposals described below.
     Proposal No. 1: The election of two Class II directors to serve on our board of directors, each to serve until our annual meeting of stockholders to be held in 2012 and until his or her successor is elected and qualified, or until his or her death, resignation or removal:

Nominee	For	Withheld
Ann Mather	22,124,811	515,278
Daniel L. Skaff	22,169,081	471,008
     In addition, the following directors’ term of office continued after the annual meeting: L. Gregory Ballard, William J. Miller, Richard A. Moran, Henry M. Nada, A. Brooke Seawell and Ellen F. Siminoff. Messrs. Ballard, Miller and Seawell are Class III directors, whose term of office will expire at our annual meeting of stockholders to be held in 2010. Messrs. Moran and Nada and Ms. Siminoff are Class I directors, whose term of office will expire at our annual meeting of stockholders to be held in 2011.
     Proposal No. 2: Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
22,567,959	57,973	14,157	0
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

GLU MOBILE INC.
Date: August 10, 2009	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of June 15, 2009	8-K	001-33368	10.01	06/15/09

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.