Form 10-Q
period 2009-09-30
GLU MOBILE INC
filed 2009-11-09
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2009: 30,301,983 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,861	$19,166
Accounts receivable, net	16,059	19,826
Prepaid royalties	10,126	15,298
Prepaid expenses and other	2,369	2,704

Total current assets	38,415	56,994
Property and equipment, net	3,620	4,861
Prepaid royalties	3,391	4,349
Other long-term assets	1,015	930
Intangible assets, net	14,524	20,320
Goodwill	4,608	4,622

Total assets	$65,573	$92,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,090	$6,569
Accrued liabilities	768	686
Accrued compensation	2,511	2,184
Accrued royalties	12,964	18,193
Accrued restructuring	1,246	1,000
Deferred revenues	581	727
Current portion of long-term debt	12,564	14,000

Total current liabilities	34,724	43,359
Other long-term liabilities	10,107	11,798
Long-term debt, less current portion	3,062	10,125

Total liabilities	47,893	65,282

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at September 30, 2009 and December 31, 2008; 30,195 and 29,584 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3	3
Additional paid-in capital	187,230	184,757
Deferred stock-based compensation	—	(11)
Accumulated other comprehensive income	855	1,170
Accumulated deficit	(170,408)	(159,125)

Total stockholders’ equity	17,680	26,794

Total liabilities and stockholders’ equity	$65,573	$92,076

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$19,645	$23,894	$60,292	$68,190
Cost of revenues:
Royalties	5,302	5,753	16,782	16,642
Impairment of prepaid royalties and guarantees	513	1,921	1,102	2,155
Amortization of intangible assets	1,420	3,247	5,680	8,089

Total cost of revenues	7,235	10,921	23,564	26,886

Gross profit	12,410	12,973	36,728	41,304

Operating expenses:
Research and development	6,662	9,223	19,707	24,604
Sales and marketing	3,556	6,004	11,214	17,828
General and administrative	3,986	5,085	12,376	16,576
Amortization of intangible assets	58	67	160	204
Impairment of goodwill	—	46,618	—	46,618
Restructuring charge	919	126	1,432	287
Acquired in-process research and development	—	—	—	1,110

Total operating expenses	15,181	67,123	44,889	107,227

Loss from operations	(2,771)	(54,150)	(8,161)	(65,923)
Interest and other income/(expense), net:
Interest income	7	127	86	844
Interest expense	(279)	(30)	(1,008)	(50)
Other income/(expense), net	(28)	(1,991)	272	(2,175)

Interest and other income/(expense), net	(300)	(1,894)	(650)	(1,381)

Loss before income taxes	(3,071)	(56,044)	(8,811)	(67,304)
Income tax (provision)/benefit	(917)	(822)	(2,472)	(2,165)

Net loss	$(3,988)	$(56,866)	$(11,283)	$(69,469)

Net loss per share — basic and diluted:	$(0.13)	$(1.93)	$(0.38)	$(2.37)

Weighted average common shares outstanding — basic and diluted	29,864	29,470	29,694	29,311

Stock-based compensation expense included in:
Research and development	$166	$261	$546	$511
Sales and marketing	170	1,298	480	3,903
General and administrative	338	569	1,176	1,716
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,283)	$(69,469)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and accretion	1,766	2,107
Amortization of intangible assets	5,840	8,293
Stock-based compensation	2,202	6,130
MIG earnout expense	875	—
Interest expense on debt	895	—
Amortization of loan agreement costs	113	47
Non-cash foreign currency remeasurement gain	(270)	917
Acquired in-process research and development	—	1,110
Impairment of goodwill		46,618
Impairment of prepaid royalties and guarantees	1,102	2,155
Write down of auction-rate securities	—	1,152
Changes in allowance for doubtful accounts	51	118
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,863	1,001
Prepaid royalties	5,225	(5,696)
Prepaid expenses and other assets	239	268
Accounts payable	(2,544)	(2,615)
Other accrued liabilities	47	1,434
Accrued compensation	289	1,011
Accrued royalties	(5,394)	2,496
Deferred revenues	(184)	73
Accrued restructuring charge	187	(2,630)
Other long-term liabilities	(1,732)	2,263

Net cash provided by/(used in) operating activities	1,287	(3,217)

Cash flows from investing activities:
Purchase of property and equipment	(569)	(3,691)
Acquisition of Superscape, net of cash acquired	—	(30,008)
Acquisition of MIG, net of cash acquired	—	(693)

Net cash used in investing activities	(569)	(34,392)

Cash flows from financing activities:
Proceeds from line of credit	43,612	—
Payments on line of credit	(39,673)	—
MIG loan payments	(14,191)	—
Proceeds from exercise of stock options and ESPP	279	231
Proceeds from exercise of stock warrants	—	101

Net cash provided by/(used in) financing activities	(9,973)	332

Effect of exchange rate changes on cash	(50)	(644)

Net decrease in cash and cash equivalents	(9,305)	(37,921)
Cash and cash equivalents at beginning of period	19,166	57,816

Cash and cash equivalents at end of period	$9,861	$19,895

Supplemental disclosure of non-cash activities
Accrued interest on MIG loan payments	$732	$—
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies
Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company creates mobile games and related applications based on third-party licensed brands and other intellectual property, as well as its own original intellectual property. The Company has recently developed and launched games on new platform applications such as the Apple App Store and Facebook.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2009 and its results of operations for the three months and nine months ended September 30, 2009 and 2008, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of September 30, 2009 has been derived from the unaudited condensed consolidated financial statements as of that date.
The Company had $9,861 of cash and cash equivalents as of September 30, 2009. During the nine months ended September 30, 2009, the Company generated $1,287 of cash from operating activities, which was offset by $569 of cash used in investing activities and $9,973 of cash used in financing activities. The Company expects to continue to fund its operations and satisfy its contractual obligations for the remainder of 2009 primarily through its cash and cash equivalents, borrowings under the Company’s revolving credit facility and cash generated by operations during the second half of 2009. However, there can be no assurances that the Company will be able to generate positive operating cash flow during the fourth quarter of 2009 or beyond. The Company believes its cash and cash equivalents, together with cash flows from operations and borrowings under its credit facility will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, the Company’s cash requirements for the next 12 months may be greater than anticipated due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than currently anticipated, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries, a deterioration of the quality of the Company’s accounts receivable, which could lower the borrowing base under its credit facility, and any failure on the Company’s part to remain in compliance with the covenants under the revolving credit facility and any failure to agree upon satisfactory earnings before interest, depreciation and amortization (“EBITDA”) related covenants with the lender for the fiscal quarter ending June 30, 2010 and each quarter thereafter. The Company’s expectations regarding cash sufficiency assume that its operating results will be sufficient to enable it to comply with the EBITDA-related covenant contained in the credit facility. If revenues are lower than anticipated, the Company may be required to reduce its operating expenses to remain in compliance with this covenant. However, further reducing operating expenses could be very challenging for the Company, since it undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 and during the third quarter of 2009 that reduced operating expenses significantly from second quarter of 2008 levels. Reducing operating expenses further could have the effect of reducing revenues. On August 24, 2009, the Company entered into an amendment to its Loan and Security Agreement with the lender, which reduced certain of the minimum targets contained in the EBITDA-related covenant (see Note 7). The minimum EBITDA covenant for the fiscal quarter ending June 30, 2010 and each quarter thereafter is still to be negotiated and established upon terms satisfactory to both the lender and the Company following the lender’s receipt of the Company’s 2010 internal plan. As of September 30, 2009 the Company was in compliance with the modified covenants.

If the Company’s cash sources are insufficient to satisfy the Company’s cash requirements, the Company may be required to sell convertible debt or equity securities to raise additional capital or seek to increase the amount available to the Company for borrowing under the Company’s credit facility and/or restructure the MIG earnout and bonus payments. The Company may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to it, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to the Company’s stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of the Company’s common stock, all of which is subject to the provisions of the credit facility. Additionally, the Company may be unable to increase the size of the Company’s credit facility, or to do so on terms that are acceptable to it, particularly in light of the current credit market conditions. Similarly, the Company may be unable to restructure the MIG earnout and bonus payments to the extent it may need. If the amount of cash that the Company generates from operations is less than anticipated, it could also be required to extend the term beyond its December 2010 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit the Company’s ability to achieve profitability in the future.
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
The Company derives its accounts receivable from revenues earned from customers located in the United States and other locations outside of the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and currently does not require any collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectability on a monthly basis and all other balances quarterly. The Company writes off accounts receivable balances against the allowance when it determines that the amount will not be recovered.
The following table summarizes the revenues from customers that accounted for in excess of 10% of the Company’s revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Verizon Wireless	19.5%	21.0%	20.7%	21.1%
China Mobile	10.2	*	10.2	10.7

*	Revenues from the customer were less than 10% during the period.
At September 30, 2009, Verizon Wireless accounted for 24.3% of total accounts receivable. At December 31, 2008, Verizon Wireless accounted for 25.7% of total accounts receivable. No other carrier represented more than 10% of the Company’s total accounts receivable as of these dates.
Net Loss Per Share
The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average number of unvested common shares subject to repurchase by the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(3,988)	$(56,866)	$(11,283)	$(69,469)

Basic and diluted shares:
Weighted average common shares outstanding	29,865	29,472	29,695	29,337
Weighted average unvested common shares subject to repurchase	(1)	(2)	(1)	(26)

Weighted average shares used to compute basic and diluted net loss per share	29,864	29,470	29,694	29,311

Net loss per share — basic and diluted	$(0.13)	$(1.93)	$(0.38)	$(2.37)

The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Warrants to purchase common stock	106	106	106	122
Unvested common shares subject to repurchase	1	2	1	26
Options to purchase common stock	5,063	4,618	5,045	4,465

	5,170	4,726	5,152	4,613

Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.
Adopted Accounting Pronouncements
Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855-10”). The standard modifies the names of the two types of subsequent events either as “recognized subsequent events” (previously referred to in practice as Type I subsequent events) or “non-recognized subsequent events” (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.
Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first nine months of 2009, the Company believes ASC 805-10 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.
New Accounting Pronouncements
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.
In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the Codification to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.
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

The Company recorded an estimate for costs to terminate some activities associated with the Superscape operations in accordance with the guidance ASC 805, Business Combinations (“ASC 805-10”). This restructuring accrual of $3,768 principally related to the termination of 29 Superscape employees of $2,277, restructuring of facilities of $1,466 and other agreement termination fees of $25.
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
The Company allocated the residual value of $13,432 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles- Goodwill and Other (“ASC 350-10”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. Based on the Company’s annual and interim goodwill impairment tests, all of the goodwill related to the Superscape acquisition that had been attributed to the Americas reporting unit was impaired during the year ended December 31, 2008.

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

Nine Months Ended
September 30,
2008
Total pro forma revenues	$70,903
Gross profit	37,037
Pro forma net loss	(69,828)
Pro forma net loss per share — basic and diluted	$(2.37)
Note 3 — Short-Term Investments and Fair Value Measurements
Short-Term Investments
The Company did not have any marketable securities classified as available-for-sale as of September 30, 2009. The Company had $124 of marketable securities classified as available-for-sale as of December 31, 2008 which approximated fair value.
Fair Value Measurements
The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of September 30, 2009, the Company had $9,861 in cash and cash equivalents.
Note 4 — Balance Sheet Components
Accounts Receivable

	September 30,	December 31,
	2009	2008
Accounts receivable	$16,578	$20,294
Less: Allowance for doubtful accounts	(519)	(468)

	$16,059	$19,826

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three or nine months ended September 30, 2009 and 2008.
Property and Equipment

	September 30,	December 31,
	2009	2008
Computer equipment	$5,073	$4,644
Furniture and fixtures	427	386
Software	2,696	2,628
Leasehold improvements	3,174	3,055

	11,370	10,713
Less: Accumulated depreciation and amortization	(7,750)	(5,852)

	$3,620	$4,861

Depreciation expense for the three months ended September 30, 2009 and 2008 was $588 and $746, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $1,766 and $2,098, respectively.

Other Long-Term Liabilities

	September 30,	December 31,
	2009	2008
Accrued royalties	$1,635	$3,409
Uncertain tax position obligations	4,531	4,399
Deferred income tax liability	2,453	2,461
Other	1,488	1,529

	$10,107	11,798

Note 5 — Goodwill and Intangible Assets
The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2009 and December 31, 2008 were as follows:

		September 30, 2009			December 31, 2008
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,598	$(13,094)	$504	$13,370	$(10,478)	$2,892
Catalogs	1 yr	1,238	(1,238)	—	1,126	(1,126)	—
ProvisionX Technology	6 yrs	204	(159)	45	185	(119)	66
Carrier contract and related relationships	5 yrs	18,557	(6,347)	12,210	18,463	(3,845)	14,618
Licensed content	5 yrs	2,753	(1,685)	1,068	2,744	(1,029)	1,715
Service provider license	9 yrs	431	(86)	345	432	(50)	382
Trademarks	3 yrs	544	(458)	86	540	(285)	255

		37,325	(23,067)	14,258	36,860	(16,932)	19,928

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,321	(1,055)	266	1,201	(809)	392
Noncompete agreement	2 yrs	578	(578)	—	525	(525)	—

		1,899	(1,633)	266	1,726	(1,334)	392

Total intangibles assets		$39,224	$(24,700)	$14,524	$38,586	$(18,266)	$20,320

Additions to intangible assets during the year ended December 31, 2008 of $16,920 were the result of the Superscape acquisition (see Note 2).
The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended September 30, 2009 and 2008, the Company recorded amortization expense in the amounts of $1,420 and $3,247, respectively, in cost of revenues. During the nine months ended September 30, 2009 and 2008, the Company recorded amortization expense in the amounts of $5,680 and $8,089, respectively, in cost of revenues. During the three months ended September 30, 2009 and 2008, the Company recorded amortization expense in the amounts of $58 and $67, respectively, in operating expenses. During the nine months ended September 30, 2009 and 2008, the Company recorded amortization expense in the amounts of $160 and $204, respectively, in operating expenses.

As of September 30, 2009, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Year Ending December 31,	Revenues	Expenses	Expense
2009 (remaining three months)	$1,397	$55	$1,452
2010	4,231	211	4,442
2011	2,858	—	2,858
2012	2,738	—	2,738
2013	2,671	—	2,671
2014 and thereafter	363	—	363

	$14,258	$266	$14,524

Goodwill
The Company attributes all of the goodwill resulting from the Macrospace acquisition to its Europe, Middle East and Africa (“EMEA”) reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The Company attributes all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit and all of the goodwill resulting from the Superscape acquisition to the Americas reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”), the goodwill allocated to the EMEA reporting unit is denominated in Pounds Sterling (“GBP”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the EMEA and APAC reporting units are subject to foreign currency fluctuations.
Goodwill by geographic region for the periods indicated was as follows:

				Effects of			Effects of
				Foreign	Impairment		Foreign
	January 1,	Goodwill		Currency	of	December 31,	Currency	September 30,
	2008	Acquired	Adjustments	Exchange	Goodwill	2008	Exchange	2009
Americas	$11,426	$13,445	$—	$—	$(24,871)	$—	$—	$—
EMEA	27,860	—	—	(2,506)	(25,354)	—	—	—
APAC	7,976	—	15,510	409	(19,273)	4,622	(14)	4,608

Total	$47,262	$13,445	$15,510	$(2,097)	$(69,498)	$4,622	$(14)	$4,608

Goodwill was acquired during 2008 as a result of the Superscape acquisition (see Note 2). The net adjustment increase to goodwill in 2008 of $15,510 was a result of additional purchase consideration for MIG of $14,536 due to the restructuring in the fourth quarter of 2008 of the MIG earnout payments and additional professional fees of $974 related to the MIG acquisition.
In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350-10, the Company performs the annual impairment review of its goodwill balance as of September 30.
ASC 350-10 requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting units. The fair value of the reporting units are estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.
The Company has three reportable segments comprised of 1) Americas, 2) Asia-Pacific (“APAC”) and 3) EMEA geographic regions. As of September 30, 2009, the Company had goodwill attributable to the APAC reporting unit. The Company performed its annual impairment review as of September 30, 2009 as prescribed in ASC 350. The Company concluded that its goodwill attributed to the Company’s APAC reporting unit was not impaired as the fair value of the reporting unit exceeded the carrying value, including goodwill and determined that no adjustment to the carrying value of goodwill for any reporting units was necessary. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 36.0%, were determined using the Company’s best estimates as of the date of the impairment review.

In 2008, the Company recorded an aggregate goodwill impairment of $69,498 as the fair values of the Americas, APAC and EMEA reporting units were determined to be below their respective carrying values.
Note 6 — Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating facility leases with various expiration dates through July 2013. Rent expense for the three months ended September 30, 2009 and 2008 was $694 and $991, respectively. Rent expense for the nine months ended September 30, 2009 and 2008 was $2,031 and $2,938 respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $476 and $606 at September 30, 2009 and December 31, 2008, respectively, and was included within other long-term liabilities.
At September 30, 2009, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Year Ending December 31,	Payments	Income	Payments
2009 (remaining three months)	$887	$15	$872
2010	2,519	—	2,519
2011	1,937	—	1,937
2012	1,076	—	1,076
2013	191	—	191

	$6,610	$15	$6,595

Minimum Guaranteed Royalties
The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of September 30, 2009 were as follows:

Minimum
Guaranteed
Year Ending December 31,	Royalties
2009 (remaining three months)	$3,194
2010	3,806
2011	348
2012	43
2013 and thereafter	50

$7,441

Commitments in the above table include $7,141 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of September 30, 2009 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.

Income Taxes
As of September 30, 2009, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of September 30, 2009, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.
Indemnification Agreements
The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2009 or December 31, 2008.
In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of September 30, 2009 or December 31, 2008.
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
Note 7 — Debt
MIG Notes
In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes require that the Company pay off the principal and interest in installments with aggregate remaining principal payments scheduled as follows:

March 31, 2010	$1,500
June 30, 2010	$1,500
September 30, 2010	$1,500
December 31, 2010	$1,500

6,000

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
During the nine months ended September 30, 2009, the Company paid $14,000 of principal and $191 of interest to the MIG shareholders related to the Earnout Notes.
In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. The Company currently intends to pay the $5,000 of principal plus accrued interest from cash held in China. The Special Bonus Notes provide for cash payments as follows:

March 31, 2010	$937
June 30, 2010	$937
September 30, 2010	$1,563
December 31, 2010	$1,563

5,000

The Special Bonus Notes are guaranteed by the Company and the Company’s obligations are secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes are subordinated to the Credit Facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, and may be paid off in advance without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes. The Company has recorded the entire $5,000 of the Special Bonus Notes as of September 30, 2009 as the former MIG shareholders are fully vested in the special bonus.
As of September 30, 2009, the Company’s current portion of long-term debt related to the Earnout and Special Bonus Notes was $8,479 and the long-term portion was $3,062.
Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value of the Earnout and Special Bonus Notes of $11,541 in principal and accrued interest approximates fair value.
Credit Facility
In December 2008, the Company entered into a revolving credit facility (“the Credit Facility’), which amends and supersedes the Loan and Security Agreement entered into in February 2007, as amended. On August 24, 2009, the Company entered into an amendment to the Credit Facility, which reduced certain of the minimum targets contained in the EBITDA-related covenant discussed below. The Credit Facility provides for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.
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

In addition, under the Credit Facility, the Company must comply with the following financial covenants:
(a)	EBITDA. The Company must maintain, measured on consolidated basis as of the end of each of the following periods, adjusted EBITDA of at least the following:

April 1, 2009 through September 30, 2009	$1
July 1, 2009 through December 31, 2009	$1,000
October 1, 2009 through March 31, 2010	$2,600
The minimum EBITDA covenant for the fiscal quarter ending June 30, 2010 and each quarter thereafter will be negotiated and established upon terms satisfactory to both the Company and the lender, following the lender’s receipt of the Company’s 2010 board plan. For purposes of the above covenant, EBITDA means (a) the Company’s consolidated net income, determined in accordance with U.S. GAAP, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expense, plus (f) non-cash goodwill and other intangible assets and royalty impairments, plus (g) non-cash foreign exchange translation charges, minus (h) all non-cash income of the Company and its subsidiaries for such period.
(b)
Minimum Domestic Liquidity: The Company must maintain at the lender an amount of cash, cash equivalents and short-term investments of not less than the greater of: (a) 20% of the Company’s total consolidated unrestricted cash, cash equivalents and short-term investments, or (b) 15% of outstanding obligations under the Credit Facility.

The Company’s failure to comply with the financial or operating covenants in the Credit Facility would not only prohibit the Company from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of the Company (as defined in the Credit Facility) also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the Credit Facility. To the extent an event of default occurs under the Credit Facility and the lender accelerates the indebtedness and terminates the Credit Facility, this would also trigger the cross-default provisions of the Earnout Notes and Special Bonus Notes. The Credit Facility also contains other customary events of default.
The Credit Facility matures on December 29, 2010, when all amounts outstanding will be due. If the Credit Facility is terminated prior to maturity by the Company or by the lender after the occurrence and continuance of an event of default, then the Company will owe a termination fee equal to $80, or 1.00% of the total commitment.
As of September 30, 2009, the Company was in compliance with all covenants of the Credit Facility and had outstanding obligations of $4,085. Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value approximates fair value.
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

Warrants outstanding as of September 30, 2009 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
Note 9 — Stock Option and Other Benefit Plans
2007 Employee Stock Purchase Plan
In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). The Company initially reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the 2007 Purchase Plan will be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of this plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.
In January 2009, the 2007 Purchase Plan was amended to provide that the Compensation Committee of the Company’s Board of Directors may fix a maximum number of shares that may be purchased in the aggregate by all participants during any single offering period (the “Maximum Offering Period Share Amount”). The Committee may later raise or lower the Maximum Offering Period Share Amount. The Committee established the Maximum Offering Period Share Amount of 500 shares for the offering period that commenced on February 15, 2009 and ended on August 14, 2009, and a Maximum Offering Period Share Amount of 200 shares for each offering period thereafter. The Company issued 500 shares under the 2007 Purchase Plan and received cash proceeds of $212 during the nine months ended September 30, 2009.
As of September 30, 2009, 512 shares were available for issuance under the 2007 Purchase Plan.
2009 Stock Option Exchange Program
On April 22, 2009, the Company launched a voluntary stock option exchange program (the “Exchange Program”) pursuant to which its eligible United States and United Kingdom employees (“Eligible Employees”) had the right to exchange all options to purchase shares of its common stock outstanding prior to the Exchange Program launch date having an exercise price equal to or greater than $1.25 per share (“Eligible Options”) granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) or the Company’s 2001 Stock Option Plan for new nonqualified stock options to be granted under the 2007 Plan (“New Options”). Eligible Options that were tendered for New Options were cancelled and returned to the 2007 Plan for re-issuance thereunder. The Company’s executive officers and directors were not eligible to participate in the Exchange Program. The Exchange Program provided that Eligible Employees would receive a New Option for each tendered Eligible Option, depending on the exercise price of the Eligible Option tendered, in accordance with the exchange ratios set forth in the table below:

Exchange Ratio
(New Options-for-
Exercise Price	Eligible Options)
$1.25 – $1.99	1-for-1
2.00 – 3.99	1-for-2
4.00 – 5.94	1-for-3
5.95 or greater	1-for-4

The Company completed the Exchange Program in the second quarter of 2009. Eligible Employees tendered options to purchase 821 shares of common stock in exchange for replacement options to purchase 261 shares of common stock under the Company’s 2007 Plan. This resulted in $15 of incremental stock-based compensation to be amortized monthly over three years. The new options have a six-year term and vest over three years in 36 equal monthly installments. The exercise price of the New Options equals the closing sale price of the Company’s common stock of $0.78 per share as reported on The NASDAQ Global Market on May 22, 2009.
Stock Option Activity
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2009:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2008	935	5,130	5.18
Increase in authorized shares	887
Options granted	(1,528)	1,528	0.81
Options canceled	1,565	(1,565)	6.29
Options exercised	—	(111)	0.60

Balances at September 30, 2009	1,859	4,982	$3.59	4.76	$843

Options vested and expected to vest at September 30, 2009		4,423	$3.81	4.76	$690
Options exercisable at September 30, 2009		1,953	$5.69	4.66	$100
The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $1.17 per share as of September 30, 2009. Consolidated net cash proceeds from option exercises were $67 and $231 for the nine months ended September 30, 2009 and 2008, respectively. The Company realized no significant income tax benefit from stock option exercises during the nine months ended September 30, 2009 or 2008. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718-10”). Under ASC 718-10, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.48%	2.87%	1.43%	2.67%
Expected volatility	59.7%	41.9%	58.1%	43.9%
Expected term (years)	3.11	4.08	3.15	4.08
The Company based its expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $0.33 and $1.70, respectively.
The Company calculated employee stock-based compensation expense recognized in the three and nine months ended September 30, 2009 and 2008 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and development	$166	$261	$546	$511
Sales and marketing	170	1,298	480	3,903
General and administrative	338	569	1,176	1,716

Total stock-based compensation expense	$674	$2,128	$2,202	$6,130

As of September 30, 2009, the Company had $4,313 of total unrecognized compensation expense under ASC 718-10, net of estimated forfeitures, which will be recognized over a weighted average period of 2.46 years. As permitted by ASC 718-10, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Note 10 — Income Taxes
The Company recorded an income tax provision of $917 and $822 for the three months ended September 30, 2009 and 2008, respectively, related to foreign withholding taxes and income taxes in some foreign jurisdictions. The Company recorded an income tax provision of $2,472 and $2,165 for the nine months ended September 30, 2009 and 2008, respectively, related to foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740-10”). The total amount of unrecognized tax benefits as of the date of adoption was $575. As of September 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits was $3,625 and $2,406, respectively. As of September 30, 2009, approximately $66 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $58 and $59 of interest on uncertain tax positions during the three months ended September 30, 2009 and 2008, respectively. The Company recorded $173 and $133 of interest on uncertain tax positions during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the Company had a liability of $3,220 related to interest and penalties for uncertain tax positions.
The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the United States, California, United Kingdom and the People’s Republic of China (“China”). The Company’s Federal tax return is open by statute for tax years 2001 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2001 and forward. The statute of limitations for the Company’s 2006 tax return in the United Kingdom will close in 2009. The Company’s China tax returns are open by statute for tax years 2002 and forward.
Note 11 — Segment Reporting
ASC 280, Segment Reporting (“ASC 280-10”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information on a geographic basis, however these aggregate into one operating segment for purposes of allocating resources and evaluating financial performance.
Accordingly, the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.

The Company generates its revenues in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States of America	$9,177	$11,070	$28,902	$31,743
United Kingdom	670	1,126	2,127	4,103
China	2,021	2,326	6,154	7,369
Americas, excluding the USA	2,605	2,891	7,564	6,977
EMEA, excluding the United Kingdom	4,373	5,662	13,610	15,618
Other	799	819	1,935	2,380

	$19,645	$23,894	$60,292	$68,190

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2009	2008
Americas	$2,430	$3,208
EMEA	628	790
Other	562	863

	$3,620	$4,861

Note 12 — Restructuring
Restructuring information as of September 30, 2009 was as follows:

	Fiscal 2009 Restructuring		Fiscal 2008 Restructuring
		Facilities		Facilities	Superscape
	Workforce	Related	Workforce	Related	Plan	Total
Balance as of December 31, 2007
Charges assumed as part of acquisition	$—	—	$—	—	3,768	$3,768
Charges to operations	—	—	989	755	—	1,744
Charges settled in cash	—	—	(889)	(312)	(3,311)	(4,512)

Balance as of December 31, 2008	—	—	100	443	457	1,000
Charges to operations	919	513	—	—	—	1,432
Charges settled in cash	(336)	—	(100)	(344)	(406)	(1,186)

Balance as of September 30, 2009	$583	$513	$—	$99	$51	$1,246

During 2008 and the third quarter of 2009, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its business and reduce operating expenses around the world. During the three months ended September 30, 2009, the Company paid $300 of facility related charges and $336 of workforce related charges. During the nine months ended September 30, 2009, the Company paid $436 of workforce related charges and $750 of facility related charges.
During the three months ended September 30, 2009, the company recorded $919 of workforce restructuring charges, comprised of severance and termination benefits of $574 associated with the impending departure of our Chief Executive Officer, or CEO and $345 relating to employee termination costs in our United States and United Kingdom offices. As of September 30, 2009, the Company’s remaining restructuring liability of $1,246 was comprised of $663 of facility related costs related to restructuring of our headquarters in the United States that are expected to be paid over the remainder of the lease terms of one to three years and $583 of restructuring charges primarily associated with the impending departure of the Company’s CEO.
During the remainder of fiscal 2009, the Company anticipates incurring approximately $300 of restructuring charges, primarily related to a $174 non-cash facility related restructuring charge, resulting from vacating a portion of our EMEA headquarters based in the United Kingdom, and an additional $110 of restructuring charges associated with the anticipated fulfillment of the terms of the CEO’s separation agreement.
Note 13 — Subsequent Events
Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 9, 2009. All appropriate subsequent event disclosures, have been made in notes to the Company’s unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations are intended to identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding the future conduct and growth of our business;
•	our expectations regarding competition and our ability to compete effectively;
•	our expectations regarding the development of future products, including those for next-generation platforms and social networking websites;
•	our expectations regarding our revenues and expenses for the fourth quarter of 2009;
•	our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;
•	our assessments and estimates that determine our effective tax rate and valuation allowance;
•
our belief that our cash and cash equivalents, borrowings under our revolving credit facility and cash flows from operations will be sufficient to meet our working capital needs, contractual obligations, debt service obligations, capital expenditure requirements and similar commitments;

•	our expectation that we will generate cash from operations for the fiscal year of 2009;
•	our expectation regarding the costs that will be associated with the transition of our Chief Executive Officer and our ability to effect a smooth transition;
•	our expectation regarding our ability to maintain compliance with or negotiate the financial and other covenants in our credit facility; and
•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings.
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

Overview
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the third quarter and first nine months of 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
Financial Results and Trends
Revenues for the three months ended September 30, 2009 were $19.6 million, a 18% decrease compared to the three months ended September 30, 2008, in which we reported revenues of $23.9 million. Revenues for the nine months ended September 30, 2009 were $60.3 million, a 12% decrease compared to the nine months ended September 30, 2008, in which we reported revenues of $68.2 million. These decreases were primarily driven by a decrease in handset sales in our traditional carrier business, which in turn led to a decrease in the number of games that we sold, and the impact of foreign currency exchange rates, which had a greater positive impact on our 2008 revenues compared to our 2009 revenues. Our revenues will continue to depend significantly on growth in the mobile games market and our ability to continue to attract new end users in that market, purchases of new mobile handsets and the overall strength of the economy, particularly in the United States. Our future revenues would be adversely affected if there were a continued slowdown in our carrier business, which we expect will continue to generate the vast majority of our revenues in the fourth quarter of 2009. Revenues from our traditional carrier business will be affected by the overall strength of the global economy, the extent to which consumers continue to migrate to next-generation platforms, such as the Apple App Store, that enable the download of applications from sources other than a carrier’s branded e-commerce service and whether the lower average prices for games on the next-generation platforms will eventually result in lower average prices for games in our carrier business. In addition, despite the movement by a growing number of consumers to these next generation platforms, to date, next generation platforms have not been as significant a source of revenue for us and the market as a whole as we expected. Our revenues may also be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, imposes a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of other factors, including our relationships with our carriers and licensors. Even if mobile games based on licensed content or brands remain popular with end users, any of our licensors could decide not to renew our existing license or not to license additional intellectual property to us and instead license to our competitors or develop and publish their own mobile games or other applications, competing with us in the marketplace. The loss of any key relationships with our carriers, other distributors or licensors could impact our revenues in the future. We expect our 2009 revenues to be lower than our 2008 revenues, and in future periods, our revenues could continue to decline.
Our net loss in the three months ended September 30, 2009 was $4.0 million versus a net loss of $56.9 million in the three months ended September 30, 2008. This decrease was driven primarily by a decrease in operating expenses of $51.9 million, including $46.6 million from a reduction in goodwill impairment charges from the third quarter of 2008, a decrease in costs of revenues of $3.7 million, a decrease in interest and other expense of $1.6 million, which was partially offset by a $4.2 million reduction in revenues. Our net loss in the nine months ended September 30, 2009 was $11.3 million versus a net loss of $69.5 million in the nine months ended September 30, 2008. This decrease was driven primarily by a decrease in operating expenses of $62.3 million, including $46.6 million from a reduction in goodwill impairment charges from the third quarter of 2008, a decrease in costs of revenues of $3.3 million, a decrease in interest and other expense of $731,000, which was partially offset by a $7.9 million reduction in revenues. The decreases in our operating expenses in the three and nine months ended September 30, 2009 compared with the corresponding periods in 2008 were in part due to the headcount reductions and related measures that we took in connection with the restructurings that we implemented in both the third and fourth quarters of 2008 and the third quarter of 2009 and the restructuring that we implemented in connection with our acquisition of Superscape. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble) and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and in 2008 and the first nine months of 2009, some of these currencies fluctuated by up to 40%.

We expect that our expenses to develop and port games for new mobile platforms will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms. In addition, we expect to incur additional expenses in connection with our recently announced intention to increase our focus on developing games for social networking websites. Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that our cash expenses will remain relatively constant compared to the third quarter of 2009 in terms of absolute dollars for the balance of the year. Our business is impacted by seasonality, with higher levels of consumer demand and a higher percentage of our sales occurring in the fourth quarter. In addition, we release many of our products in conjunction with specific events, such as the release of a related movie. We expect these seasonal trends to continue in the future.
Cash and cash equivalents at September 30, 2009 totaled $9.9 million, a decrease of $9.3 million from $19.2 million at December 31, 2008. This decrease was primarily due to $14.0 million in principal that we paid during the first nine months of 2009 with respect to the promissory notes that we issued to the MIG shareholders that are discussed in further detail in “Significant Transactions” below. We also recognized a $5.4 million decrease in our accrued royalties and a $2.5 million reduction in our accounts payables. These cash outflows were partially offset by net proceeds excluding interest of $4.1 million from the borrowings under our credit facility, a $5.2 million decrease in our prepaid royalties and a $3.9 million decrease in accounts receivable, which was partially due to better than expected collections and lower revenues. We believe our cash and cash equivalents, together with cash flows from operations and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to continue to comply with the financial covenants contained in our revolving credit facility. However, if our revenues are lower than we anticipate, we will be required to further reduce our operating expenses to remain in compliance with these covenants. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 and during the third quarter of 2009 that reduced our operating expenses significantly from second quarter of 2008 levels. Reducing operating expenses further could have the effect of reducing our revenues. On August 24, 2009, we entered into an amendment to our revolving credit facility with the lender, which reduced certain of the minimum targets contained in the earnings before interest, depreciation and amortization (“EBITDA”) related covenant (see Liquidity and Capital Resources — Sufficiency of Current Cash and Cash Equivalents below). The minimum EBITDA covenant for the fiscal quarter ending June 30, 2010 and each quarter thereafter is still to be negotiated and established upon terms satisfactory to both the lender and ourselves, following the lender’s receipt of the our 2010 internal plan. A failure on our part to remain in compliance with the covenants under the revolving credit facility and any failure to agree upon satisfactory EBITDA-related covenants with the lender for the fiscal quarter ending June 30, 2010 and each quarter thereafter could adversely impact our cash requirements for the next twelve months.
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

Critical Accounting Policies and Estimates
There were no significant changes in our Critical Accounting Policies and Estimates during the nine months ended September 30, 2009 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.
Results of Operations
Comparison of the Three Months Ended September 30, 2009 and 2008
Revenues

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Revenues	$19,645	$23,894
Our revenues decreased $4.2 million, or 17.8%, from $23.9 million for the three months ended September 30, 2008 to $19.6 million for the three months ended September 30, 2009, due primarily to a decrease in handset sales in our traditional carrier business, which in turn led to a decrease in the number of games that we sold. Foreign currency exchange rates also had a greater positive impact on our revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2009. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $2.3 million, from $12.8 million in the three months ended September 30, 2008 to $10.5 million in the three months ended September 30, 2009. The decrease in international revenues was primarily a result of decreased sales in EMEA, China and Latin America. We expect our 2009 revenues to be lower than our 2008 revenues as a result of the decrease in growth of our carrier-based business, primarily as a result of the overall decline in the strength of the economy, causing a decline in the rate of purchases of new mobile handsets which in turn led to a decrease in the number of games that we sold.
Cost of Revenues

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Cost of revenues:
Royalties	$5,302	$5,753
Impairment of prepaid royalties and guarantees	513	1,921
Amortization of intangible assets	1,420	3,247

Total cost of revenues	$7,235	$10,921

Revenues	$19,645	$23,894

Gross margin	63.2%	54.3%
Our cost of revenues decreased $3.7 million, or 33.7%, from $10.9 million in the three months ended September 30, 2008 to $7.2 million in the three months ended September 30, 2009. The decrease was due primarily to a $1.7 million reduction in amortization for titles and content associated with intangible assets acquired from Superscape that were fully amortized in the first quarter of 2009 and a decrease of $1.4 million associated with the impairment of certain royalty guarantees. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 72.4% in the three months ended September 30, 2008 to 77.0% in the three months ended September 30, 2009, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 33.3% in the three months ended September 30, 2008 to 35.0% in the three months ended September 30, 2009 due to increased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 32.1% in the three months ended September 30, 2008 to 29.6% in the three months ended September 30, 2009.

Research and Development Expenses

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Research and development expenses	$6,662	$9,223
Percentage of revenues	33.9%	38.6%
Our research and development expenses decreased $2.6 million, or 27.8%, from $9.2 million in the three months ended September 30, 2008 to $6.7 million in the three months ended September 30, 2009. The decrease in research and development costs was primarily due to decreases in salaries and benefits of $975,000 due to reduced headcount and movement of employees to lower cost locations, outside services costs of $695,000 due to a reduction in third-party outside services costs for porting and external development and facility and overhead costs of $569,000 due to reduced headcount. We decreased our research and development staff from 454 employees at September 30, 2008 to 409 as of September 30, 2009, and salaries and benefits decreased as a result. As a percentage of revenues, research and development expenses declined from 38.6% for the three months ended September 30, 2008 compared to 33.9% for the three months ended September 30, 2009. Research and development expenses included $166,000 of stock-based compensation expense in the three months ended September 30, 2009 and $261,000 in the three months ended September 30, 2008.
Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Sales and marketing expenses	$3,556	$6,004
Percentage of revenues	18.1%	25.1%
Our sales and marketing expenses decreased $2.4 million, or 40.8%, from $6.0 million in the three months ended September 30, 2008 to $3.6 million in the three months ended September 30, 2009. The decrease was primarily due to a decrease in stock-based compensation of $1.1 million primarily related to the MIG stock-based compensation earnout being fully expensed, a $622,000 decrease in the MIG earnout expense due to lower amortization associated with reaching the end of the vesting terms and conditions, a $375,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 73 at September 30, 2008 to 66 at September 30, 2009, a $140,000 decrease in marketing and promotion costs and a $118,000 decrease in allocated facility and overhead costs. As a percentage of revenues, sales and marketing expenses decreased from 25.1% in the three months ended September 30, 2008 to 18.1% in the three months ended September 30, 2009. Sales and marketing expenses included $170,000 of stock-based compensation expense in the three months ended September 30, 2009 and $1.3 million in the three months ended September 30, 2008.
General and Administrative Expenses

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
General and administrative expenses	$3,986	$5,085
Percentage of revenues	20.3%	21.3%

Our general and administrative expenses decreased $1.1 million, or 21.6%, from $5.1 million in the three months ended September 30, 2008 to $4.0 million in the three months ended September 30, 2009. The decrease in general and administrative expenses was primarily due to a $468,000 decrease in salaries and benefits, a $294,000 decrease in professional and consulting fees and a $230,000 decrease in stock-based compensation. We decreased our general and administrative headcount from 72 at September 30, 2008 to 71 at September 30, 2009 but our salaries and benefits decreased primarily as a result of moving headcount to lower cost locations. As a percentage of revenues, general and administrative expenses decreased from 21.3% in the three months ended September 30, 2008 to 20.3% in the three months ended September 30, 2009. General and administrative expenses included $338,000 of stock-based compensation expense in the three months ended September 30, 2009 and $569,000 in the three months ended September 30, 2008.
Other Operating Expenses
Our restructuring charge increased from $126,000 during the three months ended September 30, 2008 to $919,000 during the three months ended September 30, 2009. This was due to $919,000 of restructuring charges in the three months ended September 30, 2009, comprised of severance and termination benefits of $574,000 associated with the impending departure of our Chief Executive Officer, or CEO, and $345,000 relating to employee termination costs in our United States and United Kingdom offices.
During the remainder of fiscal 2009, we anticipate incurring approximately $300,000 of restructuring charges, primarily related to a $174,000 non-cash facility related restructuring charge, resulting from vacating a portion of our EMEA headquarters based in the United Kingdom, and an additional $110,000 of restructuring charges associated with the anticipated fulfillment of the terms of our CEO’s separation agreement.
Our impairment of goodwill decreased from $46.6 million in the three months ended September 30, 2008 to zero in the three months ended September 30, 2009. Based primarily upon our estimate of forecasted discounted cash flows and our market capitalization, we determined that the carrying amount of the goodwill at our APAC reporting units was not in excess of its fair value and therefore no impairment charge for goodwill was recorded in the third quarter of 2009. The analysis of our goodwill balance in the third quarter of 2008 had caused us to conclude that all $25.3 million of the goodwill attributed to the EMEA reporting unit was impaired, as was $21.2 million of the $24.1 million of goodwill attributed to the Americas reporting unit. As a result, a non-cash goodwill impairment charge to operations totaling $46.6 million was recorded during the third quarter of 2008. No goodwill impairment charge was recorded related to the goodwill attributed to our APAC reporting unit in the third quarter of 2009 as the fair value of the reporting unit exceeded the carrying value of its goodwill. We have $4.6 million of goodwill remaining as of September 30, 2009 which is allocated to the APAC reporting unit.
Other Expenses
Interest and other income/(expense), net, decreased from a net expense of $1.9 million during the three months ended September 30, 2008 to a net expense of $300,000 in the three months ended September 30, 2009. This change was primarily due to a decrease in foreign currency loss of $1.3 million related to the revaluation of certain assets and liabilities, a $682,000 decrease in expense associated with lower mark to market charges for long-term investments during 2009, which was partially offset by a decrease in interest income of $120,000 resulting from lower cash balances as a result of the MIG and Superscape acquisitions and an increase of $249,000 in interest expense related to the MIG notes and borrowings under our credit facility. We expect to generate minimal interest income during 2009 as a result of lower cash balances and lower yields on our investments, which are predominately in cash or cash equivalent securities bearing minimal interest. We also expect to incur interest expense on the MIG notes and borrowings under our credit facility through 2010.
Income Tax Provision
Income tax provision increased from $822,000 in the three months ended September 30, 2008 to $917,000 in the three months ended September 30, 2009 primarily as a result of the interim period tax allocation and changes in income tax in certain foreign entities. We expect our effective tax rate in 2009 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Comparison of the Nine Months Ended September 30, 2009 and 2008
Revenues

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Revenues	$60,292	$68,190
Our revenues decreased $7.9 million, or 11.6%, from $68.2 million for the nine months ended September 30, 2008 to $60.3 million for the nine months ended September 30, 2009, due primarily to a decrease in handset sales in our traditional carrier business, which in turn led to a decrease in the number of games that we sold. Foreign currency exchange rates also had a greater positive impact on our revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009. In addition, our revenues for the nine months ended September 30, 2008 benefitted as a result of the transition to accrual accounting for China Mobile, as we recognized additional revenues of $697,000 from China Mobile that would otherwise have been recognized during the subsequent quarter. Our revenues for the nine months ended September 30, 2009 were positively impacted by $700,000 of one-time revenue from an APAC customer. International revenues decreased by $5.0 million, from $36.4 million in the nine months ended September 30, 2008 to $31.4 million in the nine months ended September 30, 2009. The decrease in international revenues was primarily a result of decreased sales in EMEA and China, which was partially offset by increased sales in Latin America.
Cost of Revenues

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)

Cost of revenues:
Royalties	$16,782	$16,642
Impairment of prepaid royalties and guarantees	1,102	2,155
Amortization of intangible assets	5,680	8,089

Total cost of revenues	$23,564	$26,886

Revenues	$60,292	$68,190

Gross margin	60.9%	60.6%
Our cost of revenues decreased $3.3 million, or 12.3%, from $26.9 million in the nine months ended September 30, 2008 to $23.6 million in the nine months ended September 30, 2009. This decrease was primarily due to a $2.4 million reduction in amortization for titles and content associated with intangible assets acquired from Superscape that were fully amortized in the first quarter of 2009 and a decrease of $1.1 million associated with the impairment of certain royalty guarantees, offset by a $140,000 increase in royalty expense. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 74.8% in the nine months ended September 30, 2008 to 77.3% in the nine months ended September 30, 2009, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 32.6% in the nine months ended September 30, 2008 to 36.0% in the nine months ended September 30, 2009 due to increased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 27.6% in the nine months ended September 30, 2008 to 29.7% in the nine months ended September 30, 2009.
Research and Development Expenses

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Research and development expenses	$19,707	$24,604
Percentage of revenues	32.7%	36.1%

Our research and development expenses decreased $4.9 million, or 19.9%, from $24.6 million in the nine months ended September 30, 2008 to $19.7 million in the nine months ended September 30, 2009. The decrease in research and development costs was primarily due to decreases in salaries and benefits of $1.9 million, a reduction in third-party outside services costs for porting and external development of $1.4 million and facility and overhead costs of $1.2 million due to reduced headcount. We decreased our research and development staff from 454 employees at September 30, 2008 to 409 as of September 30, 2009, and salaries and benefits decreased as a result. As a percentage of revenues, research and development expenses declined from 36.1% for the nine months ended September 30, 2008 compared to 32.7% for the nine months ended September 30, 2009. Research and development expenses included $546,000 of stock-based compensation expense in the nine months ended September 30, 2009 and $511,000 in the nine months ended September 30, 2008.
Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Sales and marketing expenses	$11,214	$17,828
Percentage of revenues	18.6%	26.1%
Our sales and marketing expenses decreased $6.6 million, or 37.1%, from $17.8 million in the nine months ended September 30, 2008 to $11.2 million in the nine months ended September 30, 2009. The decrease was primarily due to a decrease in stock-based compensation of $3.4 million primarily related to the MIG stock-based compensation earnout being fully expensed, a $1.5 million decrease in salaries and benefits as we reduced our sales and marketing headcount from 73 at September 30, 2008 to 66 at September 30, 2009, a $990,000 decrease in the MIG earnout expense due to lower amortization associated with reaching the end of the vesting terms and conditions, a $325,000 decrease in travel and entertainment and a $301,000 decrease in facility and overhead costs due to reduced headcount. As a percentage of revenues, sales and marketing expenses decreased from 26.1% in the nine months ended September 30, 2008 to 18.6% in the nine months ended September 30, 2009. Sales and marketing expenses included $480,000 of stock-based compensation expense in the nine months ended September 30, 2009 and $3.9 million in the nine months ended September 30, 2008.
General and Administrative Expenses

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
General and administrative expenses	$12,376	$16,576
Percentage of revenues	20.5%	24.3%
Our general and administrative expenses decreased $4.2 million, or 25.3%, from $16.6 million in the nine months ended September 30, 2008 to $12.4 million in the nine months ended September 30, 2009. The decrease in general and administrative expenses was primarily due to a $2.0 million decrease in salaries and benefits, a $1.3 million decrease in professional and consulting fees, a $540,000 decrease in stock-based compensation and a $156,000 decrease in travel and entertainment costs. We decreased our general and administrative headcount from 72 at September 30, 2008 to 71 at September 30, 2009 but salaries and benefits decreased primarily as a result of moving headcount to lower cost locations. As a percentage of revenues, general and administrative expenses decreased from 24.3% in the nine months ended September 30, 2008 to 20.5% in the nine months ended September 30, 2009. General and administrative expenses included $1.2 million of stock-based compensation expense in the nine months ended September 30, 2009 and $1.7 million in the nine months ended September 30, 2008.
Other Operating Expenses
Our restructuring charge increased from $287,000 during the nine months ended September 30, 2008 to $1.4 million during the nine months ended September 30, 2009. This was due to $919,000 of restructuring charges in the three months ended September 30, 2009, comprised of severance and termination benefits of $574,000 associated with the impending departure of our CEO and $345,000 relating to employee termination costs in our United States and United Kingdom offices. We also incurred an additional $513,000 restructuring charge due to the change in the sublease probability assumption for a vacated facility during the second quarter of 2009.

Our impairment of goodwill decreased from $46.6 million in the nine months ended September 30, 2008 to zero in the nine months ended September 30, 2009. Based primarily upon our estimate of forecasted discounted cash flows and our market capitalization, we determined that the carrying amount of the goodwill at our APAC reporting units was not in excess of its fair value, therefore no impairment charge for goodwill was recorded in the third quarter of 2009. The analysis of our goodwill balance in the third quarter of 2008 had caused us to conclude that all $25.3 million of the goodwill attributed to the EMEA reporting unit was impaired, as was $21.2 million of the $24.1 million of goodwill attributed to the Americas reporting unit. As a result, a non-cash goodwill impairment charge to operations totaling $46.6 million was recorded during the third quarter of 2008. No goodwill impairment charge was recorded related to the goodwill attributed to our APAC reporting unit in the third quarter of 2008 as the fair value of the reporting unit exceeded the carrying value of its goodwill. We have $4.6 million of goodwill remaining as of September 30, 2009 which is allocated to the APAC reporting unit.
Our IPR&D charge was $1.1 million in the nine months ended September 30, 2008; there was no charge in the nine months ended September 30, 2009. The IPR&D charge recorded in 2008 related to the in-process development of new 2D and 3D games by Superscape at the date of acquisition.
Other Expenses
Interest and other income/(expense), net, decreased from a net expense of $1.4 million during the nine months ended September 30, 2008 to a net expense of $650,000 in the nine months ended September 30, 2009. This change was primarily due to an increase of $958,000 in interest expense related to the MIG notes and borrowings under our credit facility, a decrease in interest income of $758,000 resulting from lower cash balances as a result of the MIG and Superscape acquisitions, and offset by a $2.4 million decrease in other expense. This change in other expense was primarily due to an increase in foreign currency gains of $1.3 million related to the revaluation of certain assets and liabilities and a $1.2 million decrease associated with lower mark to market charges for long-term investments during 2009.
Income Tax Provision
Income tax provision increased from $2.2 million in the nine months ended September 30, 2008 to $2.5 million in the nine months ended September 30, 2009 primarily as a result of the interim period tax allocation and changes in income tax in certain foreign entities.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$569	$3,691
Depreciation and amortization	7,606	10,400
Cash flows provided by/(used in) operating activities	1,287	(3,217)
Cash flows used in investing activities	(569)	(34,392)
Cash flows provided by/(used in) financing activities	(9,973)	332
Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $170.4 million as of September 30, 2009. Prior to our initial public offering, our primary sources of liquidity had been private placements of shares of our preferred stock and borrowings under our credit facilities.
Operating Activities
For the nine months ended September 30, 2009, net cash provided by operating activities was $1.3 million, primarily due to a decrease in prepaid royalties of $5.2 million, a decrease in accounts receivable of $3.9 million and adjustments for non-cash items including amortization expense of $5.8 million, stock-based compensation expense of $2.2 million, depreciation expense of $1.8 million, MIG earnout expense of $875,000 and interest expense on debt of $895,000 which was partially offset by a net loss of $11.3 million, a decrease in accrued royalties of $5.4 million, a decrease in accounts payable of $2.5 million and a non-cash foreign currency translation gain of $270,000.
We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash used in operating activities.
Investing Activities
In the nine months ended September 30, 2009, we used $569,000 of cash for investing activities resulting primarily from purchases of property and equipment, all of which related to additional network and server equipment.
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
Financing Activities
In the nine months ended September 30, 2009, net cash used in financing activities was $10.0 million due to the payment of $14.0 million in principal amount related to the MIG notes, but was partially offset by the net proceeds, excluding interest paid from borrowings under our credit facility of $4.1 million.
In the nine months ended September 30, 2008, net cash provided by financing activities was $332,000, substantially all of which came from the proceeds from the exercise of stock options and warrants.

Sufficiency of Current Cash and Cash Equivalents
Our cash and cash equivalents were $9.9 million as of September 30, 2009. During the nine months ended September 30, 2009, we used $9.3 million of cash. We expect to continue to fund our operations and satisfy our contractual obligations for the remainder of 2009 primarily through our cash and cash equivalents, borrowings under our revolving credit facility and cash generated by operations. However, there can be no assurances that we will be able to generate positive operating cash flow during the fourth quarter of 2009 or beyond. We believe our cash and cash equivalents, together with cash flows from operations and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on our part to remain in compliance with the covenants under our revolving credit facility and any failure to agree upon satisfactory EBITDA-related covenants with the lender for the fiscal quarter ending June 30, 2010 and each quarter thereafter. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with our credit facility’s EBITDA-related covenant discussed below. If our revenues are lower than we anticipate, we might be required to reduce our operating expenses to remain in compliance with this financial covenant. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 and during the third quarter of 2009 that reduced our operating expenses significantly from second quarter of 2008 levels. Reducing operating expenses further could have the effect of reducing our revenues.
Our cash needs include our requirement to repay $6.0 million of principal under the MIG notes as of September 30, 2009, which is payable in 2010 from our domestic entities, as well as $5.0 million of principal under promissory notes issued to two former shareholders of MIG which is payable in 2010 from our Chinese entities. (See Note 7 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our debt.) Our anticipated cash requirements during the remainder of 2009 also include payments for prepaid royalties and guarantees, of which a portion is related to anticipated new license agreements (for which there is no existing contractual commitment), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See Note 6 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item I of this report for more information regarding our contractual commitments.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.
We currently have an $8.0 million credit facility, which expires in December 2010. Our credit facility contains financial covenants and restrictions that limit our ability to draw down the entire $8.0 million. These covenants are as follows:
•
EBITDA. On August 24, 2009, we entered into an amendment to our credit facility, which reduced certain of the minimum targets contained in the EBITDA-related covenant. The credit agreement, as amended, provides that we must maintain, measured on a consolidated basis at the end of each of the following periods, EBITDA of at least the following:

April 1, 2009 through September 30, 2009	$1
July 1, 2009 through December 31, 2009	$1,000,000
October 1, 2009 through March 31, 2010	$2,600,000
We currently believe that we will be able to comply with the minimum EBITDA targets set forth above. The minimum EBITDA covenant for the fiscal quarter ending June 30, 2010 and each quarter thereafter will be negotiated, and established upon terms satisfactory to both us and the lender, following the lender’s receipt of our 2010 internal plan. For purposes of the above covenant, EBITDA means (a) our consolidated net income, determined in accordance with U.S. GAAP, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expense, plus (f) non-cash goodwill and other intangible assets and royalty impairments, plus (g) non-cash foreign exchange translation charges, minus (h) all of our non-cash income and the non-cash income of our subsidiaries for such period.
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

As of September 30, 2009, we had outstanding borrowings of $4.1 million under our credit facility. Our failure to comply with the financial or operating covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. To the extent an event of default occurred under the credit facility and the lender accelerated the indebtedness and terminated the credit facility, this would also trigger the cross-default provisions of the MIG notes. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.0%, but no less than 5.0%, which adversely impacts our cash position and result in operating and financial covenants that restrict our operations. See Note 7 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report for more information regarding our credit facility.
The credit facility matures on December 29, 2010, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80,000, or 1.00% of the total commitment. As of September 30, 2009, we were in compliance with all covenants.
Of the $9.9 million of cash and cash equivalents that we held at September 30, 2009, approximately $6.0 million were held in accounts in China. To fund our operations and repay our debt obligations, we repatriated approximately $4.0 million of available funds from China to the United States during the nine months ended September 30, 2009, which was subject to withholding taxes of 5%. We intend to pay $5.0 million of principal under promissory notes issued to two former shareholders of MIG which is payable in 2010 from our Chinese entities. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.
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
If our cash sources are insufficient to satisfy our cash requirements, we may be required to sell convertible debt or equity securities to raise additional capital or may need to seek to either increase the amount available to us for borrowing under our credit facility or restructure our obligations under the MIG notes. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of the credit facility. Additionally, we may be unable to increase the size of our credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We may also be unable to restructure our obligations under the MIG notes to the extent we may need. If the amount of cash that we generate from operations is less than anticipated, we could also be required to extend the term beyond its December 2010 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit our ability to achieve profitability in the future.
If we do not adequately address the liquidity matters discussed in this section, the audit report included in our Form 10-K for the year ending December 31, 2009 may include an explanatory paragraph regarding our ability to continue as a going concern.

Contractual Obligations
The following table is a summary of our contractual obligations as of September 30, 2009:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$6,595	$872	$5,532	$191	$—
Guaranteed royalties(1)	7,441	3,194	4,197	50	—
MIG earnout and bonus notes(2)	11,541	—	11,541	—	—
Uncertain tax position obligations, including interest and penalties(3)	4,531	—	—	—	4,531
Line of credit	4,085	4,085	—	—	—

*	Represents the remaining three months of 2009

(1)
We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Some of these minimum payments totaling $7.1 million have been recorded as liabilities on our unaudited consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)
We have issued $25.0 million of notes payable to former shareholders of MIG, of which we had paid an aggregate principal amount of $14.0 million as of September 30, 2009. The amounts in the table above include interest accrued through September 30, 2009. See Note 7 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report for further details.

(3)
As of September 30, 2009, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of September 30, 2009, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements
At September 30, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.0%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At September 30, 2009, we had $4.1 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.0%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.

We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2009, we had no short-term investments and substantially all $9.9 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.
The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
As of September 30, 2009 and December 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Chile, China, France, Germany, Hong Kong, Italy, Russia and Spain, and our current deposits are likely in excess of insured limits.
Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of September 30, 2009 and December 31, 2008, Verizon Wireless accounted for 24.3% and 25.7% of our total accounts receivable, respectively, and no other carrier represented more than 10% of our total accounts receivable as of these dates.
Foreign Currency Exchange Risk
We transact business in more than 70 countries in more than 20 different currencies, and in 2008 and in the nine months ended September 30, 2009, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, including a net loss of $12.3 million in 2006, a net loss of $3.3 million in 2007, a net loss of $106.7 million in 2008 and a net loss of $11.3 million for the first nine months of 2009. As of September 30, 2009, we had an accumulated deficit of $170.4 million. During 2008, we incurred aggregate charges of approximately $77.6 million for goodwill, royalty impairments and restructuring activities, and in the first nine months of 2009 we incurred aggregate charges of approximately $2.5 million for royalty impairments and restructuring activities, including $574,000 of restructuring charges associated with the impending departure of our Chief Executive Officer, or CEO. During the remainder of fiscal 2009, we anticipate incurring approximately $300,000 of restructuring charges, primarily related to a $174,000 facility-related restructuring charge associated with the EMEA lease and an additional $110,000 of restructuring charges associated with the anticipated fulfillment of the terms of the CEO’s separation agreement. If we continue to incur these charges, it will continue to negatively affect our operating results. In addition, during 2008, we incurred $25.0 million in indebtedness related to the restructuring of the MIG earnout and bonus payments, of which we had repaid $14.0 million of principal as of September 30, 2009, and in the first nine months of 2009, we drew down under our revolving credit facility under which we had $4.1 million outstanding as of September 30, 2009. Furthermore, we may be required to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased marketing for our new games, particularly those designed for next-generation platforms and social networking websites, and acquiring content. If our revenues do not increase to offset these additional expenses and debt payments, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. Finally, we expect our 2009 revenues to be lower than our 2008 revenues, and in future periods, our revenues could continue to decline. Accordingly, we may not achieve profitability in the future.

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
We were incorporated in May 2001 and began selling mobile games in July 2002. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in this emerging market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early-stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
•	respond to market developments, including next-generation platforms, technologies and pricing and distribution models;
•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our website and third-party direct-to-consumer distributors;
•	maintain our current, and develop new, wireless carrier and other distributor relationships, particularly in international markets;
•	maintain and expand our current, and develop new, relationships with third-party branded content owners;
•	retain or improve our current revenue-sharing arrangements with carriers, other distributors and third-party branded content owners;
•	maintain and develop greater consumer awareness of our games based on our own intellectual property and the Glu brand;
•	continue to develop new high-quality games that achieve significant market acceptance, particularly for new next-generation handsets and social networking websites;
•	continue to port existing mobile games to new mobile handsets;
•	continue to develop and upgrade our technology;
•	continue to enhance our information processing systems;
•	expand our development capacity in countries with lower costs;
•	execute our business and marketing strategies successfully; and
•	attract, integrate, retain and motivate qualified personnel.
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
Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This will be particularly true for the fourth quarter of 2009 and 2010, as we implemented significant cost-reduction measures in 2008 and the first nine months of 2009, making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. Individual games and carrier relationships represent meaningful portions of our revenues and net income or loss in any quarter. We may incur significant or unanticipated expenses when licenses are added or renewed, we may experience a significant reduction in revenue if licenses are not renewed or we may incur impairments of prepaid royalty guarantees if our forecast for games based on licensed intellectual property is lower than we anticipated at the time we entered into the agreement. For example, in 2008 and the nine months ended September 30, 2009, we impaired $6.3 million and $1.1 million respectively of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, which have deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2008, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in the first nine months of 2009. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new games released by us and our competitors, including those for next-generation platforms and social networking websites;
•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;
•	the popularity of new games and games released in prior periods;
•	changes in the prominence of deck placement for our leading games and those of our competitors;
•	the strength or weakness in consumer demand for new mobile devices;
•	the expiration of existing content licenses for particular games;
•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;
•	changes in pricing policies by us, our competitors or our carriers and other distributors;
•
changes in pricing policies by our carriers related to downloading content, such as our games, which pricing policies could be influenced by the lower average prices for content on next-generation platforms;

•	changes in the mix of original and licensed games, which have varying gross margins;
•	the timing of successful mobile handset launches;
•	the timeliness and accuracy of reporting from carriers;
•	the seasonality of our industry;
•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, games and related content, including the rate of growth of next-generation platforms;
•	our success in developing and monetizing games for social networking websites;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	our success in entering new geographic markets;
•	changes in accounting rules, such as those governing recognition of revenue;
•	the timing of compensation expense associated with equity compensation grants; and
•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

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
In addition, given the open nature of the development and distribution for certain next-generation platforms, such as the Apple iPhone and Google Android, as well as social networking websites like Facebook for which we have recently begun to develop and market games, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices and social networking websites utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce prices to levels at which we are unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for next-generation platforms and social networking websites. As an example of the competition that we face, it has been estimated that more than 16,000 active games were available on the Apple App Store as of October 31, 2009 and that there could be even more games available on Facebook than on the Apple App Store. The proliferation of titles on the Apple App Store and Facebook makes it difficult for us to differentiate ourselves from other developers and to compete for end users purchasing content for their iPhone and iPod Touch devices or spending money in connection with playing Facebook games without substantially reducing our prices or increasing spending to market our products. Certain of our large competitors have the right to more licenses to develop titles for the Apple App Store and have considerably greater resources than we do, enabling them to develop more games than we can and to do so more quickly. If our industry continues to shift to a sales and distribution model similar to the Apple App Store our ability to compete would be further challenged, since the vast majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not direct-to-consumer channels.

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
The operation of our business and our efforts to grow our business further will require significant cash outlays and commitments. As of September 30, 2009, we had $9.9 million of cash and cash equivalents. In addition to our general operating expenses and prepaid and guaranteed royalty payments, we had debt service obligations related to $4.1 million outstanding as of September 30, 2009 under our revolving credit facility and our issuing in December 2008 of an aggregate of $25.0 million in principal amount of subordinated notes in connection with our restructuring of the MIG earnout and bonus payments (the “MIG subordinated notes”), under which we owed $11.5 million in principal and accrued interest as of September 30, 2009. If our cash and cash equivalents, together with any cash generated from operations and borrowings under our credit facility, are insufficient to meet our cash requirements, we will either need to seek additional capital, potentially through debt or equity financings or by increasing the amount available to us for borrowing under the credit facility, to fund our operations and debt repayment obligations or we will need to restructure our obligations under the MIG subordinated notes. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. Additionally, we may be unable to increase the size of the credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We also may not be able to access the full amount of our credit facility, as the credit facility’s borrowing base is based upon our accounts receivable; at our current revenue levels, we are not able to access the full $8.0 million of the credit facility. If new sources of financing are required but are insufficient or unavailable, or if we are unable to restructure our obligations under the MIG subordinated notes to the extent we may need, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. Furthermore, if we are unable to remain in compliance with the financial or other covenants contained in the credit facility and do not obtain a waiver from the lender then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provisions of the MIG subordinated notes. In this event, we would need to seek additional sources of financing, which would likely have unfavorable terms, and any failure to do so would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. In addition, to the extent we do not adequately address our liquidity needs (including the matters discussed in this risk factor), the audit report included in our Form 10-K for the year ending December 31, 2009 may include an explanatory paragraph regarding our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, and Cash Equivalents.”
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
Since becoming a publicly traded security listed on the NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.67 per share and closing low of $0.23 per share. Our common stock traded below $1.00 per share from October 30, 2008 until June 12, 2009 and for portions of July and August 2009, and the last reported sale price of our common stock on November 5, 2009 was $1.05 per share. Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it may delist our common stock from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. As a result, we cannot assure you that our common stock will remain eligible for trading on the NASDAQ Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.
We have outstanding debt obligations and may incur additional debt in the future, which could adversely affect our financial condition and results of operations.
In December 2008, we renegotiated and extended our $8.0 million revolving credit facility, which is secured by substantially all of our assets, including our intellectual property. As of September 30, 2009, we had outstanding borrowings of $4.1 million under this credit facility, and we expect to continue to borrow during the term of the facility for general working capital purposes and to satisfy our other debt obligations. In addition, in December 2008, we issued an aggregate of $25.0 million in principal amount of the MIG subordinated notes, of which we had repaid $14.0 million in principal as of September 30, 2009. This debt may adversely affect our operating results and financial condition by, among other things:
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

Our credit facility imposes restrictions on us, including restricting our ability to incur specified liens and sell the company and requiring us to maintain compliance with specified covenants and to maintain a certain level of cash deposits with the lender. Our ability to comply with certain of these covenants may be affected by events beyond our control. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with the EBITDA-related covenant. Our revenues depend on a number of factors, including the rate of sales of mobile devices, our relationships with our carriers and licensors, consumer tastes, competitive pressures, our ability to generate revenues from next-generation platforms and foreign exchange rate fluctuations. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this covenant. However, reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced our operating expenses significantly from second quarter of 2008 levels, and we implemented additional expense reduction measures in the third quarter of 2009. Reducing operating expenses further could have the effect of reducing our revenues. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provision of our MIG subordinated notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, Cash Equivalents” for additional information regarding our credit facility and the MIG subordinated notes. Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. For more information about our debt obligations, see Note 7 to Notes to Unaudited Condensed Consolidated Financial Statements. In addition, to the extent we do not adequately address our liquidity needs (including the liquidity matters discussed in this risk factor), the audit report included in our Form 10-K for the year ended December 31, 2009 may include an explanatory paragraph regarding our ability to continue as a going concern.
A continued slowdown in sales of mobile devices, particularly the devices for our traditional carrier-based business which represents the vast majority of our revenues, or a decline in the average selling prices of our games sold through wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
We currently derive the vast majority of our revenues from sales of our games on traditional mobile devices through our wireless carriers. Our revenues for the nine months ended September 30, 2009 declined from the corresponding period in 2008 due to a decrease in sales in our carrier-based business, resulting primarily from a decrease in handset unit sales, which in turn led to a decrease in the number of games that we sold, as well as movement by a number of consumers to next-generation platforms that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. We expect that we will continue to derive the vast majority portion of our revenues from our carrier-based business during the remainder of 2009. The ability of the next-generation platforms or social networking websites to serve as a source of significant new revenues is uncertain, and we may be unable to generate sufficient revenues from these platforms to make up for any decline in the traditional carrier business. In addition, games sold on the next-generation platforms typically have lower average prices than our games sold through our wireless carriers, and to the extent consumers continue to migrate to next-generation platforms, it could result in lower average prices for our games in our carrier business. Any continued slowdown in that business or in sales of handset units for that business, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
Our strategy to grow our business includes developing titles for next-generation platforms beyond our wireless carrier channel, which currently comprises the vast majority of our revenues. If we do not succeed in generating considerable revenues and gross margins from the next-generation platforms, our revenues, financial position and operating results may suffer.
Growth in our carrier channel, which currently comprises the vast majority of our revenues, has slowed in recent periods. As part of our strategy to grow our business, we have started to develop titles for next-generation platforms (such as Apple’s App Store, Google’s Android Market, Research in Motion’s Blackberry App World, Nokia’s Ovi Store and Microsoft’s Windows Marketplace for Mobile). The introduction of these next-generation platforms has drawn some of our customers away from our carrier-based business. In order to succeed, we believe that we must publish mobile games that are widely accepted and commercially successful on these new platforms. However, our efforts on these platforms may prove unsuccessful or, even if successful, it may take us longer to achieve meaningful revenue than anticipated because, among others reasons:
•
the open nature of the development and marketing for certain of these next-generation platforms increases substantially the number of our competitors and competitive products and makes it more difficult for us to achieve prominence in deck placement for our games;

•
the pricing and revenue models for products on these platforms are rapidly evolving, and may result in average selling prices for our games developed for these platforms that are substantially lower than from our traditional carrier channels and a lower than expected return on investment for these games;

•	the competitive advantage of our porting capabilities may be reduced as these next-generation platforms become more widely adopted;
•	many of our key licenses do not grant us the rights to develop games for the iPhone and certain other next-generation platforms or social networking platforms;
•	we have relatively little experience with direct-to-consumer distribution channels;
•	these next-generation platforms are effectively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss;
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
We recently announced that we intend to increase our focus on developing games for social networking websites such as Facebook. We face a number of challenges in pursuing this opportunity. For example, we have historically designed, marketed and sold games only for mobile phones and we have very limited experience developing games for social networking websites. In order to increase the level of expertise in our company, we need to hire additional personnel with experience in social networking gaming, which could make it more difficult for us reduce our operating expenses in the event of an unexpected decline in revenues. In addition, we will need to divert internal resources from other projects to focus on our social networking initiatives, which could negatively impact our ability to design, market and sell games for mobile phones and, consequently, reduce our revenues. Social networking websites are young, rapidly evolving markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss. We must determine how best to derive revenues from games for social networking websites, as most games on social networking websites are available free of charge and users may be reluctant to pay in connection with playing our games. Furthermore, the open nature of the development and marketing platforms for social networking websites subjects us to significant competition from many additional companies that have greater experience in developing and monetizing games on social networking websites. The proliferation of games on social networking websites will make it difficult for us to differentiate ourselves from these other game developers and to compete for end users, particularly due to the fact that many of these other game developers have an established presence and user community for their games on social networking websites. In addition, some competitors may have substantially greater resources available to invest in development and publishing of products for social networking websites. Social networking websites have also been subject to “copycat” tactics, where some companies have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. As a result, even if we succeed in developing and monetizing games for social networking websites, competitors may produce copycat games that could result in user confusion and ultimately reduce the success of our games. Finally, many of our key licenses do not grant us the rights to develop games for social networking websites, which could limit our ability to offer certain of our games on these websites. If we do not achieve a sufficient return on our investment with respect to develop games for social networking websites, it could negatively affect our operating results.

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
We face additional risk if a currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit our ability to react to rapid foreign currency devaluations and to repatriate funds to the United States should we require additional working capital.
Failure to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new mobile games or to continue to offer our current games based on third-party content.
Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 75.0%, 88.1% and 88.4% of our revenues in 2008, 2007 and 2006, respectively. In 2008, revenues derived under various licenses from our four largest licensors, Atari, Playfirst, PopCap and Sega, together accounted for approximately 25% of our revenues. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, one of our licenses with Hasbro under which we created our Battleship, Clue, Game of Life and Monopoly games, which in the past had accounted for a significant portion of our revenues, expired in March 2008, and we experienced a decline in revenues as a result. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. In addition, our licensors could decide to breach the terms of our license agreements, including failure to provide the content and intellectual property required under our license agreements and necessary to develop our games, and our remedies may be limited to recovering our direct costs but not our lost profits, and we may not be able to realize profits that we may have anticipated from such license agreements. We may be required to resort to potentially costly litigation in an effort to enforce our rights, which efforts might prove unsuccessful. Moreover, many of our licensors have not granted us the right to develop games for some next-generation platforms, such as the iPhone, or social networking platforms, such as Facebook, and may instead choose to develop games for such platforms themselves. Additionally, licensors may elect to work with publishers who can develop and publish products across multiple platforms, such as mobile, online and console, which we currently cannot offer.
Increased competition for licenses may lead to larger guarantees, advances and royalties that we must pay to our licensors, which could significantly increase our cost of revenues and cash usage. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Our budget for new licenses in 2009 is a substantial reduction from the amount we have spent for new licenses in prior years. Our reduced spending on new licenses in 2009 may adversely impact our title plan and our ability to generate revenues in 2010 and future periods. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new games or to continue to offer our current games, which would materially harm our business, operating results and financial condition.
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
End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the BREW and Java platforms, and more recently the Apple iPhone, Google Android, Blackberry, i-mode, Mophun, Symbian and Windows Mobile platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a different technology platform, such as Adobe Flash or Flash Lite, or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.
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
If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.
We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new such relationships, and is also critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple App Store, directly from us and, in the future, social networking websites. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games and, high-quality games on social networking websites. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users and carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content, we could experience damage to our reputation and brand, and our attractiveness to wireless carriers, licensors and end users might be reduced. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.
International sales represented approximately 52.0% and 46.2% of our revenues in 2008 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which has a significant presence in Russia, in March 2008. We have international offices located in Australia, Brazil, Canada, Chile, China, Colombia, England, France, Germany, Italy, Malaysia, Mexico, Poland, Russia and Spain. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:
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
Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced sales and engineering personnel. In addition, in order to grow our business, succeed on our new business initiatives such as developing games for social networking websites and replace departing employees, we must be able to identify and hire qualified personnel. Competition for qualified management, sales, engineering and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. This may be particularly the case for us to the extent our stock price remains at a depressed level, as individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. For example, Jill S. Braff, our former Senior Vice President of Global Publishing, terminated her employment with us in October 2009 to become the President and Chief Executive Officer of a private company. We may also experience difficulty assimilating our newly hired personnel, which may adversely affect our business. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.
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
Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we recently began developing and selling games for next-generation platforms and have begun meaningful development of games for social networking websites, and the accounting for revenue derived from these platforms is still evolving and, in some cases, uncertain. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
None.
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

GLU MOBILE INC.
Date: November 9, 2009	By:	/s/ L. Gregory Ballard
L. Gregory Ballard
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference		Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	2007 Employee Stock Purchase Plan, as amended on July 1, 2009.					X

10.02	Transitional Employment Agreement, dated as of July 8, 2009, by and between Glu Mobile Inc. and L. Gregory Ballard.	8-K	001-33368	99.01	07/08/09

10.03	Description of Retention Arrangements with Jill S. Braff, Alessandro Galvagni and Eric R. Ludwig					X

10.04	Amendment No. 1 to Amended and Restated Loan and Security Agreement by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank.	8-K	001-33368	99.01	08/24/09

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

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