Form 10-K
period 2009-12-31
GLU MOBILE INC
filed 2010-03-31
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368
Glu Mobile Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-2143667
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
2207 Bridgepointe Parkway, Suite 300	94404
San Mateo, California	(Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The NASDAQ Global Market, was approximately $27,900,486. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 1, 2010 was 30,571,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Corporate Background

General

Glu Mobile designs, markets and sells mobile games. We have developed and published a portfolio of casual and traditional games designed to appeal to a broad cross section of the subscribers served by our wireless carriers and other distributors, as well as to users of smartphones who purchase our games through direct-to-consumer digital storefronts. We create games and related applications based on third-party licensed brands and other intellectual property, as well as on our own original brands and intellectual property. Our games based on licensed intellectual property include Call of Duty, Deer Hunter, Diner Dash, Guitar Hero 5, Family Feud, Family Guy, The Price Is Right, Transformers, Wedding Dash, Who Wants to Be a Millionaire?, World Series of Poker and Zuma. Our original games based on our own intellectual property include Beat It!, Bonsai Blast, Brain Genius, Glyder, Stranded and Super K.O. Boxing. We have also recently begun developing games for social networking websites. We are based in San Mateo, California and have offices in Brazil, Canada, Chile, China, England, France, Germany, Italy, Russia and Spain.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Our internet website is located at www.glu.com and our investor relations website is located at www.glu.com/investors. The information on our website is not incorporated into this report. Copies of this 2009 Annual Report on Form 10-K may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 2207 Bridgepointe Parkway, Suite 300, San Mateo, California 94404 or by calling 650-532-2400.

Business Developments and Highlights

Since January 1, 2009, we have taken the following actions to support our business:

•	We increased our focus on designing, marketing and selling games for more advanced platforms and smartphones, such as Apple’s iPhone, Google’s Android and Research In Motion’s BlackBerry; for example, since January 1, 2009, we have developed and made available 18 games on the Apple App Store. The revenues that we generated from smartphone platforms grew 248.1% in 2009 as compared to 2008, and grew by 98.0% in the fourth quarter of 2009 as compared to the third quarter of 2009. To date, we have had more than 25 million downloads of our products on the Apple App Store, which consists of purchases of our games, downloads of free versions of our games, downloads of updates to purchased versions of our games and micro-transactions made by consumers playing one of our games.

•	We began developing games for social networking websites such as Facebook, and released one game and beta versions of two additional games on Facebook during 2009.

•	We reduced our total operating expenses, net of goodwill, by approximately 28.6% in 2009 from 2008 levels to better align our expenses with our revenue expectations, which enabled us to generate cash from operations in each of the second, third and fourth quarters of 2009 and generate a total of $1.1 million in cash from operations for the full fiscal year.

•	In August 2009, February 2010 and March 2010, we amended our $8.0 million credit facility to (1) reduce certain of the minimum targets contained in the facility’s EBITDA-related covenant, (2) change the measurement period for the EBITDA covenant from a rolling six-month calculation to a quarterly calculation, (3) extend the maturity date of the credit facility from December 22, 2010 until June 30, 2011 and (4) increase the interest rate for borrowings under the credit facility by 0.75%, to the higher of the lender’s prime rate, plus 1.75%, or 5%.

•	On December 28, 2009, our board of directors appointed Niccolo de Masi as our new President and Chief Executive Officer, effective January 4, 2010.

The mobile games market continued to undergo meaningful changes in 2009. The global economic downturn has caused a slowdown in traditional handset sales, which in turn reduced the number of games purchased on traditional carrier-based feature phones. We believe that this slowdown in our base carrier business will continue to accelerate and will result in an absolute reduction in the number of feature phones sold in 2010, which in turn will likely result in a slowdown in sales of our games and an overall decline in our revenues in 2010.

However, we believe that there has been, and that there will continue to be, an acceleration in the number of smartphones being sold as consumers continue to migrate from traditional handsets to more advanced platforms and smartphones. The introduction of these advanced platforms and smartphones has drawn a significant number of our customers away from the feature phone business, which continues to represent the substantial majority of our customer base. For us to succeed in 2010 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone digital storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Although, as noted above, we experienced certain successes on these smartphone storefronts in 2009, particularly with respect to the Apple App Store, revenues from these advanced platforms and smartphones represented less than 10% of our revenues for 2009.

As part of our strategy for growth in 2010 and beyond, we intend to significantly increase our studio capacity that is dedicated towards these advanced platforms and smartphones. We expect that a significant portion of our development activities for these advanced platforms and smartphones will be focused on persistent-state, “freemium” gaming — games that are downloadable without an initial charge or for a small fee, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertizing techniques. We believe this approach will enable us to build a growing and more direct relationship with our customers. We intend to have the majority of these persistent-state, freemium games be predominately based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value. However, we do not expect to release any persistent-state gaming or freemium titles prior to the fourth quarter of

2010. Significantly growing our revenues and further succeeding in our efforts with respect to advanced platforms and smartphones may be challenging for us for several reasons, including: (1) the open nature of many of the smartphone storefronts increases substantially the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games, (2) the competitive advantage of our porting capabilities may be reduced as these advanced platforms and smartphones become more widely adopted; (3) many of our key licenses do not grant us the rights to develop games for the iPhone and other smartphones; (4) open storefront distribution is still relatively new for us, and we must develop a marketing strategy that allows us to generate sustainable and increasingly profitable revenues, without significantly increasing our marketing or development expenses; (5) the pricing and revenue models for titles on these smartphone storefronts are rapidly evolving, and has resulted, and may continue to result, in significantly lower average selling prices for our games developed for smartphones as compared to games we have developed for feature phones in our traditional carrier channels and (6) we have a limited ability to invest heavily in this strategy. As a result, despite the fact that we expect our revenues to increase from these advanced platforms and smartphones in 2010, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones in our traditional base carrier business.

In addition, during the third quarter of 2009 we announced that we intend to increase our focus on developing games for social networking websites such as Facebook. As noted above, during 2009, we released one game and beta versions of two additional games on Facebook. However, we have not yet derived any meaningful revenues from these efforts. Significantly growing our revenues and succeeding on this platform may be challenging for us for several reasons, including: (1) we have very limited experience developing games for social networking websites, and in order to succeed, we will likely need to hire additional personnel with experience in social networking gaming and divert internal resources from other projects to focus on our social networking initiatives; (2) social networking platforms such as Facebook are rapidly evolving markets and we must determine how best to build and maintain an audience base and monetize our games; (3) the open nature of the development and marketing platforms for social networking websites subjects us to significant competition from many additional companies that have greater experience in developing and monetizing games on social networking websites, have an established presence and user community for their games and who have invested significant time and resources in marketing their games; and (4) we have a limited ability to invest heavily in this strategy.

Our Products

We design our portfolio of games to appeal to the diverse interests of the broad wireless subscriber population as well as users of smartphones. We focus on developing a portfolio of games across a number of genres designed to increase adoption and repeat purchase rates by subscribers. Revenues from applications other than games were not material.

For our traditional carrier-based feature phone business, end users typically purchase our games from their wireless carrier and are billed on their monthly phone bill. In the United States, one-time fees for unlimited use generally range between approximately $5.00 and $10.00, and prices for subscriptions generally range between approximately $2.50 and $4.00 per month, typically varying by game and carrier. In Europe, one-time fees for unlimited use generally range between approximately $2.50 and $10.00 (at current exchange rates), and prices for subscriptions generally range between approximately $1.50 and $4.00 per month (at current exchange rates), typically varying by game and carrier. Prices in the Asia-Pacific and Latin America regions are generally lower than in the United States and Europe. Carriers normally share with us 40% to 65% of their subscribers’ payments for our games, which we record as revenues.

With respect to our games for smartphones, end users purchase our games through direct-to-consumer digital storefronts, with prices generally ranging between $0.99 and $4.99. These direct-to-consumer digital storefronts generally share with us 70% of the consumers’ payments for our games, which we record as revenues. In addition, we have begun to embed micro-transaction capabilities into certain of our games for smartphones, as well as our social networking games which are otherwise free to play, and intend to continue to utilize innovative monetization techniques for these games. For example, certain of our games that are available in the Apple App Store allow users to extend game life or purchase additional weapons or other items to enhance game play by paying an additional fee. We have also begun to experiment with a number of advertizing monetization techniques.

For games based on licensed brands, we share with the content licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was approximately 35.5% in 2009, 33.5% in 2008 and 31.2% in 2007. However, the individual royalty rates that we pay can be significantly above or below the average because our licenses were signed over a number of years and in some cases were negotiated by one of the companies we acquired. The royalty rates also vary based on factors, such as the strength of the licensed brand, the platforms for which we are permitted to distribute the licensed content, and our development or porting obligations.

Our portfolio of games includes original games based on our own intellectual property and games based on brands and other intellectual property licensed from branded content owners. These latter games are inspired by non-mobile brands and intellectual property, including movies, board games, Internet-based casual games and console games. In 2009, 2008 and 2007, Glu-branded original games accounted for approximately 22.5%, 25.0% and 11.9% of our revenues, respectively.

For more information on the revenues for the last three fiscal years by geographic areas, please see Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Sales, Marketing and Distribution

For our traditional carrier-based feature phone business, we market and sell our games primarily through wireless carriers. We also coordinate our marketing efforts with carriers and mobile handset manufacturers in the launch of new games with new handsets. We are often required to execute simultaneous and coordinated “day-and-date” game launches, which are typically used for games associated with other content platforms such as films, television and console games. If we are unable to execute any such launch, our relationship with the content owner may be harmed, we could be subject to litigation or we could fail to recognize revenues associated with a timely launch of a game, any of which could harm our business and result in a loss of revenues.

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

We believe that placement of games on the top level or featured handset menu or toward the top of the genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in games achieving a greater degree of commercial success. We believe that a number of factors may influence the deck placement of a game including:

•	the perceived attractiveness of the title or brand;

•	the past critical or commercial success of the game or of other games previously introduced by a publisher;

•	the number of handsets for which a version of the game is available;

•	the relationship with the applicable carrier and pipeline of quality titles for it;

•	the carrier’s economic incentives with respect to the particular game, such as the revenue split percentage; and

•	the level of marketing support, including marketing development funds.

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

For the traditional carrier-based feature phone business, where we have historically generated most of our revenues, wireless carriers generally control the price charged to end users for our mobile games either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change established prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our games, or changes in these prices could adversely affect market acceptance of those games. Similarly, for the significant minority of our carriers, including Verizon Wireless, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all, even though our wholesale price was reduced. A failure or delay by these carriers in adjusting the retail price for our games could adversely affect sales volume and our revenues for those games.

We currently have agreements with numerous wireless carriers and other distributors. Verizon Wireless accounted for 20.5%, 21.4% and 23.0% of our revenues in 2009, 2008 and 2007, respectively. No other carrier represented more than 10.0% of our revenues in any of these years. In addition, in 2009, 2008 and 2007, we derived approximately 49.1%, 51.4% and 55.4%, respectively, of our revenues from relationships with our top five carriers, in each year including Verizon Wireless. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than 20 carriers for the foreseeable future.

Although we expect carriers will continue to be our primary means of distributing our games in 2010, we also market and sell our games through various Internet portals and, increasingly, direct-to-consumer digital storefronts, such as Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Our revenues from these alternative distribution channels represented less than 10% of our revenues in 2009. However, we believe that consumers will continue to migrate from traditional feature phones to more advanced platforms and smartphones, and our strategy for growth in 2010 and beyond includes significantly increasing our studio capacity dedicated towards the creation of games for these advanced platforms and smartphones.

As part of our efforts to successfully market our games on the direct-to-consumer digital storefronts, we attempt to educate the digital storefront owners regarding our title roadmap and seek to have our games featured or otherwise prominently placed within the digital storefront. We believe that the featuring or prominent placement of our games is likely to result in our games achieving a greater degree of commercial success. We believe that a number of factors may influence the featuring or placement of a game in these digital storefronts, including:

•	the perceived attractiveness of the title or brand;

•	the past critical or commercial success of the game or of other games previously introduced by a publisher;

•	the publisher’s relationship with the applicable digital storefront owner and future pipeline of quality titles for it; and

•	the current market share of the publisher.

In addition to our efforts to secure prominent featuring or placement for our games in these digital storefronts, we have also undertaken a number of marketing initiatives designed to increase the sales of our games for advanced platforms and smartphones. These initiatives include the following:

•	Introducing free limited versions of certain of our games which enable consumers who are unwilling or hesitant to purchase the full version of the game to download and play a portion of the full game for free. This strategy has resulted in many consumers trying the free version of one of our games and subsequently purchasing the full version of the game.

•	Embedding cross-promotional features in our games that inform users about, and enable them to easily purchase, other of our games.

•	Utilizing social networking websites such as Facebook and Twitter to build a base of fans and followers to whom we can quickly and easily provide information about our games.

•	Engaging in co-marketing efforts with our licensing partners, which may include a coordinated day-and-date launch.

•	Undertaking extensive outreach efforts with video game websites and related media outlets, such as providing reviewers with advance access to our games prior to launch, which efforts are designed to help promote our games and increase sales.

•	Promoting our games through both online and in-game advertisements.

•	Expanding monetization techniques to include microtransactions and various advertizing techniques.

Seasonality

Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new handsets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game purchases, most of this holiday impact occurs for us in our first calendar quarter. In addition, we seek to release many of our games in conjunction with specific events, such as the release of a related movie. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we sometimes experience seasonal sales decreases during the summer, particularly in parts of Europe.

Studios

We have six internal studios that create and develop games and other entertainment products. These studios, based in San Mateo, California; London, England; Beijing, China; Hefei, China; Sao Paulo, Brazil and Moscow, Russia, have the ability to design and build products from original intellectual property, based on games originated in other media such as online and game consoles, or based on other licensed brands and intellectual property.

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

Product Development

We have developed proprietary technologies and product development processes that are designed to enable us to rapidly and cost effectively develop and publish games that meet the needs of our wireless carriers and other distributors. These technologies and processes include:

•	core development platforms;

•	porting tools and processes;

•	broad development capabilities;

•	application hosting;

•	provisioning and billing capabilities;

•	merchandising, monetization tools and marketing platform; and

•	thin client-server platform.

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

As of December 31, 2009, we had 402 employees in research and development compared with 445 as of December 31, 2008. Research and development expenses were $26.0 million, $32.1 million and $22.4 million for 2009, 2008 and 2007, respectively. We expect 2010 spending for research and development activities to be similar to 2009 levels, but we intend to shift a substantial portion of these dollars to development activities for advanced platforms and smartphones, as well as social networking websites. However, we cannot be certain that we will be able to successfully develop new games that satisfy end user preferences and technological changes or that any such games will achieve market acceptance and commercial success.

Competition

Our primary competitors in both our traditional carrier-based mobile phone business and for advanced platforms and smartphones include Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. We have also recently begun to develop and market games for social networking websites like Facebook, and the companies with the largest market share are Zynga and Electronic Arts (Playfish). In the future, likely competitors in our target markets include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Wireless carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games.

Developing, distributing and selling mobile games is a highly competitive business. For end users, we compete primarily on the basis of game quality, brand and price. For carrier and other application storefronts, we compete for promotional placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	greater platform specific focus, experience and expertise;

•	pre-existing relationships with brand owners or carriers that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;

•	greater resources to make acquisitions;

•	the ability or willingness to offer competing products at no charge or supported by in-game advertising;

•	lower labor and development costs; and

•	broader global distribution and presence.

In addition, given the open nature of the development and distribution for certain advanced platforms and smartphones, such as the Apple iPhone, Google Android and Research In Motion’s BlackBerry, as well as social networking websites, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices and social networking websites utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce their prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for smartphones and social networking websites. As an example of the competition that we face, it has been estimated that more than 25,000 active games were available on the Apple App Store as of March 26, 2010, and that there could be even more games available on Facebook than on the Apple App Store. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones or spend money in connection with playing Facebook games without substantially reducing our prices, increasing development costs or increasing spending to market our products. Certain of our large competitors have greater intellectual property rights and access to more licenses to develop titles for the Apple App Store and have considerably greater resources than we do, which enables them to develop a greater volume of games, more rapidly than us. If our industry continues to shift to a sales and distribution model similar to the Apple App Store our ability to compete would be further challenged, since the significant majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not from fully open storefront channels.

For more information on our competition, please see the Risk Factor — “The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do” and the other risk factors described in Item 1A of this report.

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

We own 23 trademarks registered with the U.S. Patent and Trademark Office, including Glu, Superscape, Bonsai Blast, Brain Genius, Gum Blox, Space Monkey, Super K.O. Boxing and our 2-D ‘g’ character logo, and have six trademark applications pending with the U.S. Patent and Trademark Office, including Gun Bros, Rock Breaker, Rock Mania, Vegas Hustler and our 3-D ‘g’ character logo. We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets. Registrations of both U.S. and foreign trademarks are renewable every ten years.

In addition, many of our games and other applications are based on or incorporate intellectual property that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that generally range from two to five years. Our licensed brands include, among others, Call of Duty, Deer Hunter, Diner

Dash, Guitar Hero 5, Family Feud, Family Guy, The Price Is Right, Transformers, Wedding Dash, Who Wants to Be a Millionaire?, World Series of Poker and Zuma. Our licensors include a number of well-established video game publishers and major media companies. However, third-party licenses may not continue to be available to us on commercially acceptable terms, or at all.

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

Government Regulation

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions, which will be increasingly important to our business as we continue to market our products directly to end users and we collect information, including personal identifiable information, about our end user customers. Those rules vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (e.g., violence, sexually explicit content, language). Furthermore, the Chinese government has recently adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. China has also adopted measures that prohibit the use of virtual currency to purchase any real world good or service.

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Department of Labor, Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on our operations.

Employees

As of March 18, 2010, we had 479 employees, including 363 in research and product development. Of our total employees as of March 18, 2010, 116 were based in the United States and Canada, 131 were based in Europe, 165 were based in Asia Pacific and 67 were based in Latin America. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

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

We have incurred significant losses since inception, including a net loss of $3.3 million in 2007, a net loss of $106.7 million in 2008 and a net loss of $18.2 million in 2009. As of December 31, 2009, we had an accumulated deficit of $177.3 million. During 2008, we incurred aggregate charges of approximately $77.6 million for goodwill, royalty impairments and restructuring activities, and during 2009, we incurred aggregate charges of approximately $8.5 million for royalty impairments and restructuring activities. If we continue to incur these charges, it will continue to negatively affect our operating results. In addition, we may be required to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased marketing for our new games, particularly those designed for advanced platforms and smartphones and social networking websites. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. Finally, our 2009 revenues were lower than our 2008 revenues, and we expect that our revenues will likely decline in 2010 from 2009 levels. Accordingly, we may not achieve profitability in the future.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This will be particularly true for 2010, as we implemented significant cost-reduction measures in 2008 and 2009, as well as in the first quarter of 2010, making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. Individual games and carrier relationships represent meaningful portions of our revenues and net income or loss in any quarter. We may incur significant or unanticipated expenses when licenses are added or renewed, we may experience a significant reduction in revenue if licenses are not renewed or we may incur impairments of prepaid royalty guarantees if our forecast for games based on licensed intellectual property is lower than we anticipated at the time we entered into the agreement. For example, in 2008 and 2009, we impaired $6.3 million and $6.6 million, respectively, of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements in our Europe, Middle East and Africa region and other global development and distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, which have deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2008, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in 2009. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new games released by us and our competitors, including those for smartphones and social networking websites;

•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and games released in prior periods;

•	changes in the prominence of deck placement for our leading games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, games and related content;

•	the rate at which consumers continue to migrate from traditional feature phones to more advanced platforms and smartphones;

•	the strength or weakness in consumer demand for new mobile devices;

•	the expiration of existing content licenses for particular games;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in pricing policies by our carriers related to downloading content, such as our games, which pricing policies could be influenced by the lower average prices for content on advanced platforms and smartphones;

•	changes in the mix of original and licensed games, which have varying gross margins;

•	carrier policies around off portal marketing and monetization;

•	the timing of successful mobile handset launches;

•	the timeliness and accuracy of reporting from carriers;

•	the seasonality of our industry;

•	our success in developing and monetizing games for social networking websites;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	changes in accounting rules, such as those governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

The operation of our business, and our efforts to grow our business, requires significant cash outlays and commitments. As of December 31, 2009, we had $10.5 million of cash and cash equivalents. In addition to our general operating expenses and prepaid and guaranteed royalty payments, we had debt service obligations related to $16.4 million outstanding as of December 31, 2009. These debt service obligations consisted of $11.7 million in remaining principal and accrued interest that we owed under the $25.0 million in principal amount of subordinated notes that we issued in December 2008 in connection with our restructuring of the MIG earnout and bonus payments (the “MIG subordinated notes”), and $4.7 million that was outstanding under our revolving credit facility. In addition, of our $10.5 million of cash and cash equivalents that we held as of December 31, 2009, $5.5 million was held in our China subsidiaries. To the extent we require additional working capital in our U.S. or other non-Chinese operations, it could be very difficult to repatriate this money due to foreign exchange controls and such repatriation would be subject to taxation, potentially at high rates.

If our cash and cash equivalents, together with any cash generated from operations and borrowings under our credit facility, are insufficient to meet our cash requirements, we will either need to seek additional capital, potentially through debt or equity financings, by increasing the amount available to us for borrowing under the credit facility or selling some of our assets, to fund our operations and debt repayment obligations or we will need to restructure our obligations under the MIG subordinated notes. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. Additionally, we may be unable to increase the size of the credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We also may not be able to access the full amount of our credit facility, as the credit facility’s borrowing base is based upon our accounts receivable; at our current revenue levels, we are not able to access the full $8.0 million of the credit facility. If new sources of financing are required but are insufficient or unavailable, or if we are unable to restructure our obligations under the MIG subordinated notes to the extent we may need to do so, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. Furthermore, if we are unable to remain in compliance with the financial or other covenants contained in the credit facility and do not obtain a waiver from the lender then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provisions of the MIG subordinated notes. This credit facility also is scheduled to expire on June 30, 2011, and we cannot assure you that we will be able to extend the terms of this facility on terms favorable to us or at all. In the event that we default under our credit facility or are unable to successfully extend its term beyond June 30, 2011, we would need to seek additional sources of financing, which could have unfavorable terms, and any failure to do so would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, and Cash Equivalents.”

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The development, distribution and sale of mobile games is a highly competitive business. For end users, we compete primarily on the basis of game quality, brand and price. For carrier and other application storefronts, we compete for promotional placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Our primary competitors in both our traditional carrier-based mobile phone business and for advanced platforms and smartphones include Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. We have also recently begun to develop and market games for social networking websites like Facebook, and the companies with the largest market share are Zynga and Electronic Arts (Playfish). In the future, likely competitors in our target markets include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Wireless carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	greater platform specific focus, experience and expertise;

•	pre-existing relationships with brand owners or carriers that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;

•	greater resources to make acquisitions;

•	the ability or willingness to offer competing products at no charge or supported by in-game advertising;

•	lower labor and development costs; and

•	broader global distribution and presence.

In addition, given the open nature of the development and distribution for certain advanced platforms and smartphones, such as the Apple iPhone, Google Android and Research In Motion’s BlackBerry, as well as social networking websites, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices and social networking websites utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for smartphones and social networking websites. As an example of the competition that we face, it has been estimated that more than 25,000 active games were available on the Apple App Store as of March 26, 2010 and that there could be even more games available on Facebook than on the Apple App Store. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones or spend money in connection with playing Facebook games without substantially reducing our prices, increasing development costs or increasing spending to market our products. Certain of our large competitors have greater intellectual property rights and access to more licenses to develop titles for the Apple App Store and have considerably greater resources than we do, which enables them to develop a greater volume of games, more rapidly than us. If our industry continues to shift to a sales and distribution model similar to the Apple App Store our ability to compete would be further challenged, since the significant majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not from fully open storefront channels.

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

Since becoming a publicly traded security listed on the NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.67 per share and closing low of $0.23 per share. Our common stock traded below $1.00 per share from October 30, 2008 until June 12, 2009, for portions of July and August 2009 and for portions of February and March 2010, and the last reported sale price of our common stock on March 30, 2010 was $0.99 per share. Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it may delist our common stock from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. As a result, we cannot assure you that our common stock will remain eligible for trading on the NASDAQ Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

We have outstanding debt obligations and may incur additional debt in the future, which could adversely affect our financial condition and results of operations.

In December 2008, we renegotiated and extended our $8.0 million revolving credit facility, which is secured by substantially all of our assets, including our intellectual property, and we further amended this credit facility in August 2009, February 2010 and March 2010. As of December 31, 2009, we had outstanding borrowings of $4.7 million under this credit facility, and we expect to continue to borrow during the term of the facility for general working capital purposes and to satisfy our other debt obligations. In addition, in December 2008, we issued an aggregate of $25.0 million in principal amount of the MIG subordinated notes, of which we had repaid $14.0 million in principal as of December 31, 2009. This debt may adversely affect our operating results and financial condition by, among other things:

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

Our credit facility imposes restrictions on us, including restricting our ability to incur specified liens and sell the company and requiring us to maintain compliance with specified covenants and to maintain a certain level of cash deposits with the lender. Our ability to comply with certain of these covenants may be affected by events beyond our control. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with the EBITDA-related covenant. Our revenues depend on a number of factors, including the rate of sales of mobile devices, our relationships with our carriers and licensors, consumer tastes, competitive pressures, our ability to generate revenues from advanced platforms and smartphones and foreign exchange rate fluctuations. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this covenant. However, reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced our operating expenses significantly from second quarter of 2008 levels, and we implemented additional expense reduction measures in the third quarter of 2009 and the first quarter of 2010. Reducing operating expenses further could have the effect of reducing our revenues. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provision of our MIG subordinated notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, Cash Equivalents” for additional information regarding our credit facility and the MIG subordinated notes. Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. In addition, this credit facility also is scheduled to expire on June 30, 2011, and we cannot assure you that we will be able to extend the terms of this facility on terms favorable to us or at all. For more information about our debt obligations, see Note 8 to Notes to Consolidated Financial Statements.

An acceleration in the slowdown in sales of feature phones in our traditional carrier-based business, which represents the significant majority of our revenues, or a decline in the average selling prices of our games sold through wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.

We currently derive the significant majority of our revenues from sales of our games on traditional feature phones through wireless carriers. Our revenues for the year ended December 31, 2009 declined from the year ended December 31, 2008 due to a decrease in sales in our carrier-based business, resulting primarily from a decrease in feature phone sales, which in turn led to a decrease in the number of games that we sold, as well as increasing movement by a number of consumers to smartphones that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. We expect that we will continue to derive the significant majority of our revenues from our carrier-based business during 2010. However, we believe that the slowdown in our base carrier business will continue to accelerate and will result in an overall decline in our revenues in 2010. The ability of the smartphones or social networking websites to serve as a source of significant new revenues is uncertain, and we will likely be unable to generate sufficient revenues from these platforms in 2010 to make up for the expected decline in our traditional carrier business. In addition, games sold on smartphones typically have lower average prices than our games sold through our wireless carriers, and to the extent consumers continue to migrate to smartphones, it could result in lower average prices for our games in our carrier business. Any acceleration in the slowdown in our carrier business or in sales of feature phones for that business, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.

Our strategy to grow our business includes developing titles for advanced platforms and smartphones beyond our wireless carrier channel, which currently comprises the significant majority of our revenues. If we do not succeed in generating considerable revenues and gross margins from these advanced platforms and smartphones, our revenues, financial position and operating results may suffer.

We believe that the slowdown in our base carrier business, which currently comprises the substantial majority of our revenues, will continue to accelerate and will result in an overall decline in our revenues in 2010. As part of our strategy to grow our business, we have started to develop titles for smartphone digital storefronts (such as Apple’s App Store, Google’s Android Market, Research In Motion’s Blackberry App World, Palm’s App Catalog, Nokia’s Ovi Store and Microsoft’s Windows Marketplace for Mobile). The introduction of these smartphone storefronts has drawn many of our customers away from our carrier-based business. In order to succeed, we believe that we must publish mobile games that are widely accepted and commercially successful on the new advanced platforms and smartphones. However, our efforts on these advanced platforms and smartphones may prove unsuccessful or, even if successful, it may take us longer to achieve significant revenue than anticipated because, among others reasons:

•	the open nature of many of these smartphone storefronts increases substantially the number of our competitors and competitive products and makes it more difficult for us to achieve prominent placement or featuring for our games;

•	the pricing and revenue models for titles on these smartphone storefronts are rapidly evolving (for example, the recent introduction of micro-transaction capabilities and the potential introduction of usage-based pricing for games), and has resulted, and may continue to result, in significantly lower average selling prices for our games developed for smartphones as compared to games developed for feature phones in our traditional carrier channels, and a lower than expected return on investment for these games;

•	the competitive advantage of our porting capabilities may be reduced as these advanced platforms and smartphones become more widely adopted;

•	many of our key licenses do not grant us the rights to develop games for the iPhone and certain other smartphones;

•	we have relatively little experience with open storefront distribution channels;

•	these smartphone digital storefronts are effectively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss;

•	many OEMs and carriers are developing their own storefronts and it may be difficult for us to predict which ones will be successful, and we may expend time and resources developing games for storefronts that ultimately do not succeed; and

•	competitors may have substantially greater resources available to invest in development and publishing of products for advanced platforms and smartphones.

If we do not succeed in generating considerable revenues and gross margins from the advanced platforms and smartphones, our revenues, financial position and operating results may suffer.

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

Social networking websites are rapidly evolving markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss. We must determine how best to build and maintain an audience base and monetize our games, as most games on social networking websites are available free of charge and users may be reluctant to pay in connection with playing our games. Furthermore, the open nature of the development and marketing platforms for social networking websites subjects us to significant competition from many additional companies that have greater experience in developing and monetizing games on social networking websites. The proliferation of games on social networking websites will make it difficult for us to differentiate ourselves from these other game developers and to compete for end users, particularly due to the fact that many of these other game developers have an established presence and user community for their games on social networking websites. In addition, some competitors may have substantially greater resources available to invest in development and publishing of products for social networking websites. Social networking websites have also been subject to “copycat” tactics, where some companies have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. As a result, even if we succeed in developing and monetizing games for social networking websites, competitors may produce copycat games that could result in user confusion and ultimately reduce the success of our games. Finally, many of our key licenses do not grant us the rights to develop games for social networking websites, which could limit our ability to offer certain of our games on these websites. If we do not achieve a sufficient return on our investment with respect to develop games for social networking websites, it could negatively affect our operating results.

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

Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 77.5%, 75.0% and 88.1% of our revenues in 2009, 2008 and 2007, respectively. In 2009, revenues derived under various licenses from our five largest licensors, Activision, Atari, Fox Mobile Entertainment, Freemantle Media and Harrah’s, together accounted for approximately 27.8% of our revenues, and we expect that this percentage will increase in 2010. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, one of our licenses with

Hasbro under which we created our Battleship, Clue, Game of Life and Monopoly games, which in the past had accounted for a significant portion of our revenues, expired in March 2008, and we experienced a decline in revenues as a result. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. In addition, our licensors could decide to breach the terms of our license agreements, including failure to provide the content and intellectual property required under our license agreements and necessary to develop our games, and our remedies may be limited to recovering our direct costs but not our lost profits, and we may not be able to realize profits that we may have anticipated from such license agreements. We may be required to resort to potentially costly litigation in an effort to enforce our rights, which efforts might prove unsuccessful. Moreover, many of our licensors have not granted us the right to develop games for some smartphones, such as the iPhone, or social networking platforms, such as Facebook, and may instead choose to develop games for such platforms themselves. Additionally, licensors may elect to work with publishers who can develop and publish products across multiple platforms, such as mobile, online and console, which we currently cannot offer.

Increased competition for licenses may lead to larger guarantees, advances and royalties that we must pay to our licensors, which could significantly increase our cost of revenues and cash usage. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Our budget for new licenses in 2009 was a substantial reduction from the amount we spent for new licenses in prior years, and we expect our spending for new licenses in 2010 to be significantly reduced from 2009 levels. Our reduced spending on new licenses may adversely impact our title plan and our ability to generate revenues in 2010 and future periods. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new games or to continue to offer our current games, which would materially harm our business, operating results and financial condition.

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

A significant portion of our revenues is derived from a limited number of carriers. In 2009, we derived approximately 49.1% of our revenues from relationships with five carriers, including Verizon Wireless, which accounted for 20.5% of our revenues. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than 20 carriers for the foreseeable future. If any of our carriers decides not to market or distribute our games or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us. In addition, having our revenues concentrated among a limited number of carriers also creates a credit concentration risk for us, and in the event that any significant carrier were unable to fulfill its payment obligations to us, our operating results and cash position would suffer. Finally, our credit facility’s borrowing base is tied to our accounts receivable. If any of our wireless carriers were delinquent in their payments to us, it would reduce our borrowing base and could require us to immediately repay any borrowings outstanding related to such carrier. If any of these eventualities come to pass, it could materially reduce our revenues and otherwise harm our business.

End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing mobile games that wireless carriers will place on their decks or digital storefront owners will prominently feature and that end users will buy. We must continue to invest significant resources in research and development, licensing efforts, marketing and regional expansion to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not respond to the requirements of carriers and digital storefront owners or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a subsequent shift in our carriers or the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our games, increase our costs and cause our games to be of lower quality or to be published later than anticipated.

End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the BREW and Java platforms, and more recently the Apple iPhone, Google Android, Blackberry, i-mode, Mophun, Palm, Symbian and Windows Mobile platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a different technology platform, such as Adobe Flash or Flash Lite, or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

Inferior deck placement or storefront featuring would likely adversely impact our revenues and thus our operating results and financial condition.

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

Conversely, the open nature of the smartphone storefronts , such as the Apple App Store, allow for vast numbers of applications to be offered to consumers from a much wider array of competitors than in the traditional carrier channel. This may reduce the competitive advantage of our established network of relationships with wireless carriers. It may also require us to expend significantly increased amounts to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing games for them.

The open nature of many of the smartphone storefronts substantially increases the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games. Our failure to achieve prominent placement or featuring for our games on the smartphone storefronts could result in our games not generating significant sales. We believe that a number of factors may influence the featuring or placement of a game in these digital storefronts, including:

•	the perceived attractiveness of the title or brand;

•	the past critical or commercial success of the game or of other games previously introduced by a publisher;

•	the publisher’s relationship with the applicable digital storefront owner and future pipeline of quality titles for it; and

•	the current market share of the publisher.

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

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2009, 2008 and 2007, we generated approximately 35.0%, 30.5% and 52.7% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in any of those periods. In addition, our revenues from our top ten games in absolute dollars have declined in recent periods. We expect to release a relatively small number of new games each year for the foreseeable future. If these games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new such relationships, and is also critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple App Store, and, in the future, social networking websites. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games and, high-quality games on social networking websites. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users and carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content, we could experience damage to our reputation and brand, and our attractiveness to wireless carriers, licensors and end users might be reduced. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.

International sales represented approximately 52.2%, 52.0% and 46.2% of our revenues in 2009, 2008 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which has a significant presence in Russia, in March 2008. We have international offices located in Brazil, Canada, Chile,

China, Colombia, England, France, Germany, Italy, Russia and Spain. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:

•	challenges caused by distance, language and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	foreign currency exchange rate fluctuations;

•	difficulties in staffing and managing international operations;

•	potential violations of the Foreign Corrupt Practices Act, particularly in certain emerging countries in East Asia, Eastern Europe and Latin America;

•	greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;

•	protectionist laws and business practices that favor local businesses in some countries;

•	regulations that could potentially affect the content of our products and their distribution, particularly in China;

•	potential adverse foreign tax consequences;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States, particularly China;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	political, economic and social instability;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in certain countries.

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

Changes made by wireless carriers to their policies regarding pricing, revenue sharing, supplier status, billing and collections could adversely affect our business and operating results.

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

In addition, wireless carriers have the ability to change their pricing policy with their customers for downloading content, such as our games. For example, Verizon Wireless, our largest carrier, in 2008 began imposing a data surcharge to download content on those of its customers who had not otherwise subscribed to a data plan. Such charges have, and could in the future, deter end users from purchasing our content. In addition, wireless carriers could renegotiate the revenue sharing arrangement that we have in place with them to our detriment. For example, China Mobile, the largest carrier in China, has reduced the revenue share that we receive from certain of our games sold in ten provinces in China, which will likely negatively impact our revenues in China. Furthermore, a substantial portion of our revenues is derived from subscriptions. Our wireless carriers have the ability to discontinue offering subscription pricing, without our approval.

In China, sales to wireless carriers such as China Mobile may only be made by service providers, which are companies who have been licensed by the government to operate and publish mobile games. China Mobile has designated four classes of licenses for service providers with respect to mobile gaming, with a Class A license being the highest designation. We hold, through our Chinese subsidiaries, one of the five Class A licenses that have been awarded by China Mobile. In order to maintain this Class A license, we must maintain monthly revenues of at least 2 million Chinese Renminbi, as well as meet certain minimum download and customer satisfaction levels. If we were to lose this Class A license, our revenues in China would be significantly and adversely impacted.

Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. Our market is experiencing a growth in adoption of smartphones, such as the Apple iPhone and Research In Motion Blackberry devices. For many of our wireless carriers, these smartphones are not yet directly integrated into the carrier’s provisioning infrastructure that would allow them to sell games directly to consumers, and games are instead sold through third parties, which is a more cumbersome process for consumers and results in a smaller revenue share for us. These factors could harm our business, operating results and financial condition.

If we fail to deliver our games at the same time as new mobile handset models are commercially introduced, our sales may suffer.

Our business depends, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, some companies have recently launched new smartphones or mobile platforms, including Apple’s iPhone, Google’s Android and Research In Motion’s Blackberry. In addition, consumers generally purchase the majority of content, such as our games, for a new handset within a few months of purchasing the handset. We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because we do not adequately build into our title plan the demand for games for a particular handset or platform or experience of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Future mobile handsets may significantly reduce or eliminate wireless carriers’ control over delivery of our games and force us to rely further on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.

The significant majority of our games are currently sold through carriers’ branded e-commerce services. We have invested significant resources developing this sales channel. However, a growing number of handset models currently available allow wireless subscribers to browse the Internet and, in some cases, download applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. In addition, developing other application delivery mechanisms, such as premium-SMS, enable subscribers to download applications without having to access a carrier’s branded e-commerce service. Increased use by subscribers of open operating system handsets or premium-SMS delivery systems will enable them to bypass carriers’ branded e-commerce services and could reduce the market power of carriers. This could force us to rely further on alternative sales channels where we may not be successful selling our games and could require us to increase our sales and marketing expenses significantly. As with our carriers, we believe that inferior placement of our games and other mobile entertainment products in the menus of off-deck distributors will result in lower revenues than might otherwise be anticipated from these alternative sales channels. We may be unable to develop and promote our direct website distribution sufficiently to overcome the limitations and disadvantages of off-deck distribution channels and our efforts to promote direct distribution could prove expensive. This could harm our business, operating results and financial condition.

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

Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, in the future we will be required to port existing and new games to a broader array of handsets and develop versions specific to new smartphones. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new smartphones, including the iPhone and those based on the Android platform, is longer and thus developing and porting for the advanced platforms is more costly than developing and porting for games for traditional mobile phones. Since the significant majority of our revenues are currently derived from our carrier business, it is important that we maintain and enhance our porting capabilities. However, as additional smartphone storefronts are developed and gain market prominence, our porting capabilities represent less of a business advantage for us, yet we could be required to invest considerable resource in this area to support our existing business. These additional costs could harm our business, operating results and financial condition.

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

Historically, many video games have been designed to include hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. For example, our Super K.O. Boxing game released for feature phones includes additional characters and game modes that are available with a code (usually provided to a player after accomplishing a certain level of achievement in the game). These features have been common in console and computer games. However, in several recent cases, hidden content or features have been included in other publishers’ products by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some of this hidden content and these hidden features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. If a game we published were found to contain hidden, objectionable content, our wireless carriers and other distributors of our games could refuse to sell it, consumers could refuse to buy it or demand a refund of their money, and, if the game was based on licensed content, the licensor could demand that we incur significant expense to remove the objectionable content from the game and all ported versions of the game. This could have a materially negative impact on our business, operating results and financial condition.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced sales and engineering personnel. In addition, in order to grow our business, succeed on our new business initiatives, such as developing persistent state, freemium titles and games for social networking websites, and replace departing employees, we must be able to identify and hire qualified personnel. Competition for qualified management, sales, engineering and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. This may be particularly the case for us to the extent our stock price remains at a depressed level, as individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. For example, Jill S. Braff, our former Senior Vice President of Global Publishing, terminated her employment with us in October 2009 to become the President and Chief Executive Officer of a private company. In addition, L. Gregory Ballard, our former President and Chief Executive Officer, left our company in December 2009. We may also experience difficulty assimilating our newly hired personnel and they may be less effective or productive than we anticipated, which may adversely affect our business. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we are developing and selling games for smartphones and have begun meaningful development of games for social networking websites, and the accounting for revenue derived from these platforms is still evolving and, in some cases, uncertain. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. We have incurred, and expect to continue to incur, substantial accounting and auditing expenses and expend significant management time in complying with the requirements of Section 404. Even if we conclude, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our websites, which will be increasingly important to our business as we continue to market our products directly to end users. Those rules vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has recently adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the rules and regulations of the NASDAQ Stock Market. The requirements of these rules and regulations has significantly increased our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

We lease approximately 52,100 square feet in San Mateo, California for our corporate headquarters, including our operations, studio and research and development facilities, pursuant to a sublease agreement that expires in July 2012. We have a right of first offer to lease additional space on the second floor of our building. We lease approximately 10,600 square feet in London, England for our principal European offices, pursuant to a lease that expires in October 2011. We have an option to extend the London lease for five years and a right of first refusal to lease additional space in our building. We lease approximately 16,354 square feet in Beijing, China for our principal Asia Pacific offices and our China studio facilities, pursuant to two leases that both expire in July 2010. We have an option to extend the Beijing leases for two years. We lease approximately 9,150 square feet in Moscow, Russia for our Russia studio facilities, pursuant to a lease that expires in November 2012. We also lease properties in Brazil, Chile, Hefei, China, France, Germany and Spain. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. For example, we are engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which Skinit previously claimed that it is owed approximately $600,000. On April 21, 2009, Skinit filed a complaint against us and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009), alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. On June 25, 2009, we filed a motion in the Superior Court in Orange County requesting an order compelling Skinit to arbitrate its claim against us and requesting that the court stay the action pending the determination of the motion and the subsequent arbitration. On July 30, 2009, the court granted our motion in its entirety and the dispute will now proceed to arbitration, which is currently scheduled to occur on August 9, 2010.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “GLUU” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on the NASDAQ Global Market. The closing price of our common stock on March 30, 2010 was $0.99.

	High	Low

Year ended December 31, 2008
First quarter	$5.72	$3.75
Second quarter	$5.77	$3.85
Third quarter	$4.70	$1.86
Fourth quarter	$2.00	$0.22
Year ended December 31, 2009
First quarter	$0.96	$0.35
Second quarter	$1.84	$0.48
Third quarter	$1.57	$0.75
Fourth quarter	$1.52	$0.92

Our stock price has fluctuated and declined significantly since our initial public offering, and has traded below $1.00 per share from October 30, 2008 until June 12, 2009, for portions of July and August 2009 and for portions of February and March 2010. If our stock price continues to remain below $1.00, our stock could be delisted from trading on the NASDAQ Global Market. Please see the Risk Factor — “Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further, which could cause our stock to be delisted from trading on the NASDAQ Global Market” — in Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from March 22, 2007 (the date our common stock commenced trading on The NASDAQ Stock Market) through December 31, 2009 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

The above information under the heading “Stock Price Performance Graph” shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this report, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2009, concerning securities authorized for issuance under all of our equity compensation plans: our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which plan terminated upon the adoption of the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”). Each of the 2007 Plan and ESPP contains an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 3% and 1%, respectively, of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance under each plan. In addition, pursuant to a “pour over” provision in our 2007 Plan, options that are cancelled, expired or terminated under the 2001 Plan are added to the number of shares reserved for issuance under our 2007 Plan.

Number of
Securities
Remaining Available
	Number of			for Future Issuance
	Securities to be			Under Equity
	Issued upon		Weighted-Average	Compensation Plans
	Exercise of		Exercise Price of	(Excluding
	Outstanding		Outstanding	Securities
	Options, Warrants		Options, Warrants	Reflected in Column
Plan Category	and Rights		and Rights	(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	4,672,216		$3.46	1,916,445	(1)
Equity compensation plans not approved by security holders	169,245	(2)	4.39	1,250,000	(3)

Total:	4,841,461		$3.49	3,166,445	(4)

(1)	Represents 1,404,193 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 512,252 shares available for issuance under the ESPP. In addition, 995,719 shares subject to outstanding options under the 2001 Plan may be re-issued under the 2007 Plan pursuant to the pour over provision described above.

(2)	Represents outstanding options under the Inducement Plan.

(3)	Represents shares available for issuance under the Inducement Plan, which plan permits the grant of non-qualified stock options.

(4)	Excludes 910,796 shares available for issuance under the 2007 Plan and 303,599 shares available for issuance under the ESPP, which in each case were added to the respective share reserve on January 1, 2010 pursuant to the evergreen provisions described above.

In March 2008, our Board of Directors adopted the Inducement Plan to augment the shares available under our existing 2007 Plan. The Inducement Plan, which has a ten-year term, did not require the approval of our stockholders. We initially reserved 600,000 shares of our common stock for grant and issuance under the Inducement Plan, and on December 28, 2009, the Compensation Committee of our Board of Directors increased the number of shares reserved for issuance under the Inducement Plan to 1,250,000 shares in connection with the appointment of Niccolo M. de Masi as our new President and Chief Executive Officer. As of December 31, 2009, there were 1,250,000 shares available for future grants under the Inducement Plan, and on January 4, 2010, we granted Mr. de Masi a stock option to purchase 1,250,000 shares of our common stock under the Inducement Plan. We may only grant Nonqualified Stock Options (“NSOs”) under the Inducement Plan and grants under the Inducement Plan may only be made to persons not previously an employee or director of Glu, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with us and to provide incentives for such persons to exert maximum efforts for our success. We may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of our Board of Directors. The fair value of our common stock is determined by the last sale price of our stock on the NASDAQ Global Market on the date of determination. If any option granted under the Inducement Plan expires or terminates for any reason without being exercised in full, the unexercised shares will be available for grant by us under the Inducement Plan. All outstanding NSOs are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the Inducement Plan. If we were acquired and the acquiring corporation did not assume or replace the NSOs granted under the Inducement Plan, or if we were to liquidate or dissolve, all outstanding awards will expire on such terms as our Board of Directors determines.

Stockholders

As of March 30, 2010, we had approximately 124 record holders of our common stock and more than 1,500 beneficial holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our line of credit facility, entered into in February 2007 and amended in December 2008, August 2009, February 2010 and March 2010, prohibits us from paying any cash dividends without the prior written consent of the lender. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

For the year ended December 31, 2009, we did not sell any unregistered securities.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues	$79,344	$89,767	$66,867	$46,166	$25,651
Cost of revenues:
Royalties	21,829	22,562	18,381	13,713	7,256
Impairment of prepaid royalties and guarantees	6,591	6,313	—	355	1,645
Amortization of intangible assets	7,092	11,309	2,201	1,777	2,823
Impairment of intangible assets	—	—	—	—	1,103

Total cost of revenues	35,512	40,184	20,582	15,845	12,827

Gross profit	43,832	49,583	46,285	30,321	12,824

Operating expenses(1):
Research and development	25,975	32,140	22,425	15,993	14,557
Sales and marketing	14,402	26,066	13,224	11,393	8,515
General and administrative	16,271	20,971	16,898	12,072	8,434
Amortization of intangible assets	215	261	275	616	616
Restructuring charge	1,876	1,744	—	—	450
Acquired in-process research and development	—	1,110	59	1,500	—
Impairment of goodwill	—	69,498	—	—	—
Gain on sale of assets	—	—	(1,040)	—	—

Total operating expenses	58,739	151,790	51,841	41,574	32,572

Loss from operations	(14,907)	(102,207)	(5,556)	(11,253)	(19,748)
Interest and other income (expense), net	(1,127)	(1,359)	1,965	(872)	541

Loss before income taxes and cumulative effect of change in accounting principle	(16,034)	(103,566)	(3,591)	(12,125)	(19,207)
Income tax benefit (provision)	(2,160)	(3,126)	265	(185)	1,621

Loss before cumulative effect of change in accounting principle	(18,194)	(106,692)	(3,326)	(12,310)	(17,586)
Cumulative effect of change in accounting principle	—	—	—	—	(315)

Net loss	(18,194)	(106,692)	(3,326)	(12,310)	(17,901)
Accretion to preferred stock	—	—	(17)	(75)	(63)
Deemed dividend	—	—	(3,130)	—	—

Net loss attributable to common stockholders	$(18,194)	$(106,692)	$(6,473)	$(12,385)	$(17,964)

Net loss per share attributable to common stockholders — basic and diluted loss before cumulative effect of change in accounting principle	$(0.61)	$(3.63)	$(0.14)	$(2.48)	$(4.37)
Cumulative effect of change in accounting principle	—	—	—	—	(0.07)
Accretion to preferred stock	—	—	—	(0.02)	(0.02)
Deemed dividend	—	—	(0.14)	—	—

Net loss per share attributable to common stockholders — basic and diluted	$(0.61)	$(3.63)	$(0.28)	$(2.50)	$(4.46)

Weighted average common shares outstanding	29,853	29,379	23,281	4,954	4,024

(1)	Includes stock-based compensation expense as follows:

Research and development	$716	$714	$939	$207	$158
Sales and marketing	564	5,174	674	322	132
General and administrative	1,646	2,097	2,186	1,211	987

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cash and cash equivalents and short-term investments	$10,510	$19,166	$59,810	$12,573	$21,616
Total assets	57,738	92,076	161,505	81,799	49,498
Current portion of long-term debt	16,379	14,000	—	4,339	—
Long-term debt, less current portion	—	10,125	—	724	—
Redeemable convertible preferred stock	—	—	—	76,363	57,190
Total stockholder’s equity/(deficit)	$11,693	$26,794	$129,461	$(25,185)	$(17,393)

Please see Note 2, Note 3 and Note 8 of Notes to Consolidated Financial Statements, for a discussion of factors such as accounting changes, business combinations, and any material uncertainties (if any) that may materially affect the comparability of the information reflected in selected financial data, described in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations are intended to identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding the future conduct and growth of our business, including our intention to significantly increase our studio capacity dedicated toward advanced platforms and smartphones;

•	our expectations regarding competition and our ability to compete effectively;

•	our expectations regarding the development of future products, including those for smartphones and social networking websites, as well as our intention to shift a larger portion of our research and development expenses towards these development efforts;

•	our expectation that a larger portion of the games we develop for smartphones and social networking websites will be based on our own intellectual property;

•	our intention to increase our use of micro-transactions and other monetization techniques with respect to the games we develop for smartphones and social networking websites;

•	our expectations regarding our revenues and expenses, including the expected decline in revenues from games we develop for feature phones in our base carrier business;

•	our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;

•	our assessments and estimates that determine our effective tax rate and valuation allowance;

•	our belief that our cash and cash equivalents, borrowings under our revolving credit facility and cash flows from operations will be sufficient to meet our working capital needs, contractual obligations, debt service obligations, capital expenditure requirements and similar commitments;

•	our expectation regarding our ability to maintain compliance with or negotiate the financial and other covenants in our credit facility; and

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings.

Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” included in Section 1A of this report.  All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for fiscal 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for 2009 were $79.3 million, a 12% decrease from 2008, in which we reported revenues of $89.8 million. This decrease was primarily driven by a decrease in feature phone unit sales in our traditional carrier business, which in turn led to a decrease in the number of games that we sold, and, to a lesser extent, the impact of foreign currency exchange rates, which had a greater positive impact on our 2008 revenues compared to our 2009 revenues. The decline in our feature phone revenues was both a result of the global economic slowdown and the continued migration of users from traditional feature phones to more advanced platforms and smartphones, such as Apple’s iPhone, Google’s Android and Research In Motion’s BlackBerry, which offer enhanced functionality. We believe that this transition will accelerate in 2010 as consumers increasingly upgrade their phones. As a result, we expect an overall decline in our revenues in 2010 from our base carrier business, which we expect will still generate the significant majority of our revenues in 2010.

For us to succeed in 2010 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Although we experienced certain successes on these smartphone storefronts in 2009, particularly with respect to the Apple App Store, our smartphone revenues did not meet our expectations and represented less than 10% of our revenues for 2009. In addition, despite the fact that we expect our revenues to increase in this channel in 2010, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones in our traditional base carrier business. Significantly growing our revenues and further succeeding in this channel may be challenging for us for several reasons, including: (1) the open nature of many new smartphone storefronts increases substantially the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games, (2) the competitive advantage of our porting capabilities may be reduced as these advanced platforms and smartphones become more widely adopted; (3) many of our key licenses do not grant us the rights to develop games for the iPhone and other smartphones; (4) open storefront distribution is still relatively new for us, and we must develop a marketing strategy that allows us to generate sustainable and increasingly profitable revenues, without significantly increasing our marketing or development expenses; (5) the pricing and revenue models for titles on these smartphone storefronts are rapidly evolving, and has resulted, and may continue to result, in significantly lower average selling prices for our games developed for smartphones as compared to games we have developed for feature phones in our traditional carrier channels; and (6) we have a limited ability to invest heavily in this strategy.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, imposes a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of other factors, including our relationships with the feature phone and smartphone storefronts and our licensors. Even if mobile games based on licensed content or brands remain popular with end users, any of our licensors could decide not to renew an existing license or not to license additional intellectual property to us and instead license to our competitors or develop and publish their own mobile games or other applications, competing with us in the marketplace. The loss of any key relationships with our carriers, other distributors or licensors could impact our revenues in the future. We expect our 2010 revenues to be lower than our 2009 revenues, and in future periods, our revenues could continue to decline.

Our net loss in 2008 was $106.7 million versus a net loss of $18.2 million in 2009. This decrease was driven primarily by a decrease in operating expenses of $93.1 million, which includes a reduction in goodwill impairment charges from $69.5 million recorded in 2008 to none in 2009, a decrease in costs of revenues of $4.7 million, and a decrease in interest and other expense of $232,000, which was partially offset by a $10.4 million reduction in revenues. The decrease in our operating expense for the year ended December 31, 2009 compared with the year ended December 31, 2008 was in part due to the headcount reductions and related measures that we took in connection with the restructurings that we implemented in both the third and fourth quarters of 2008 and the third quarter of 2009 and the restructuring that we implemented in connection with our acquisition of Superscape in March 2008. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble) and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and in 2008 and 2009, some of these currencies fluctuated by up to 40%.

We expect that our expenses to develop and port games for advanced platforms and smartphones will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms. In addition, we expect to incur additional expenses in connection with our efforts to develop games for social networking websites. Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that our cash expenses will decline in 2010 compared to 2009 in terms of absolute dollars as a result of the restructuring measures we implemented in the first quarter of 2010, which primarily consisted of headcount reductions. Our business has historically been impacted by seasonality, as many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new handsets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game purchases, most of this holiday impact occurs for us in our first calendar quarter. In addition, we release many of our products in conjunction with specific events, such as the release of a related movie. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we sometimes experience seasonal sales decreases during the summer, particularly in parts of Europe. We expect these seasonal trends to continue in the future.

Cash and cash equivalents at December 31, 2009 totaled $10.5 million, a decrease of $8.7 million from $19.2 million at December 31, 2008. This decrease was primarily due to $14.0 million in principal that we paid during 2009 with respect to the promissory notes that we issued to the former MIG shareholders that are discussed in further detail in “Significant Transactions” below. We also used $838,000 for capital expenditures. These outflows were partially offset by the net proceeds of $4.7 million from borrowings under our credit facility, $1.1 million of cash generated from operations and proceeds of $402,000 from stock option exercises and purchases under our employee stock purchase plan. We believe our cash and cash equivalents, together with cash flows from operations and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We currently expect that we will be able to comply with the EBITDA-related covenants contained in our revolving credit facility. However, if our revenues are lower than we anticipate, we will be required to further reduce our operating expenses to remain in compliance with these covenants. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first quarter of 2010 that reduced our operating expenses significantly from second quarter of 2008 levels. Reducing operating expenses further could have the effect of reducing our revenues. In August 2009, February 2010 and March 2010, we entered into amendments to our revolving credit facility with the lender, which (1) reduced certain of the minimum targets contained in the earnings before interest, depreciation and amortization (“EBITDA”) related covenant, (2) changed the measurement period for the EBITDA covenant from a rolling six-month calculation to a quarterly calculation, (3) extended the maturity date of the credit facility from December 22, 2010 to June 30, 2011 and (4) increased the interest rate for borrowings under the credit facility by 0.75% to the higher of the lender’s prime rate plus 1.75%, or 5% (see Liquidity and Capital Resources — Sufficiency of Current Cash and Cash Equivalents below). A failure on our part to remain in compliance with the covenants under the revolving credit facility could adversely impact our cash requirements for the next twelve months.

Significant Transactions

In December 2008, we renegotiated and extended our credit facility, and, as discussed above, we have amended the terms of the credit facility in August 2009, February 2010 and March 2010. The credit facility, as amended, provides for borrowings of up to $8.0 million, subject to a borrowing base equal to 80% of our eligible accounts receivable.

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

In December 2007, we acquired MIG to accelerate our presence in China, deepen our relationship with China Mobile, the largest wireless carrier in China, acquire access and rights to leading franchises for the Chinese market, and augment our internal production and publishing resources with a studio in China. We purchased all of MIG’s then outstanding shares for a total purchase price of $30.5 million, consisting of cash consideration to MIG shareholders of $14.7 million and transaction costs of $1.3 million. As a result of the attainment of the revenue and operating income milestones in 2008 by MIG, we were committed to pay the $20.0 million in additional consideration to the MIG shareholders and the $5.0 million of bonuses to two officers of MIG. In December 2008, due to our cash position and liquidity concerns, we restructured the timing and nature of these payments and issued to the former shareholders of MIG an aggregate of $25.0 million in promissory notes. We repaid $14.0 million in principal on these notes in 2009 and the remainder is due in 2010. Due to decreases in our long-term forecasts and current market capitalization, a portion of the goodwill resulting from the MIG acquisition was impaired during the year ended December 31, 2008.

In March 2007, we completed our initial public offering, or IPO, in which we sold and issued 7.3 million shares of common stock at a price of $11.50 per share to the public. We raised a total of $84.0 million in gross proceeds from the IPO, or approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.9 million and other offering costs of $3.3 million.

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

Advance or Guaranteed Licensor Royalty Payments

Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460-10-15, Guarantees, we recorded a minimum guaranteed liability of approximately $4.0 million as of December 31, 2009. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of our liability. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, we also evaluate the realization of our royalties as well as any unrecognized guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans and current and anticipated sales levels. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we record an impairment charge in the period such impairment is indicated. Subsequently, if actual market conditions are more favorable than anticipated, amounts of prepaid royalties previously written down may be utilized, resulting in lower cost of revenues and higher income from operations than previously expected in that period. During 2009, 2008 and 2007, we recorded impairment charges of $6.6 million, $6.3 million and zero, respectively. The impairments we recorded in 2009 were predominantly related to distribution agreements in Europe, Middle East and Africa (“EMEA”) and several global properties whose actual and forecasted sales have not met our initial expectations and will not generate sufficient revenues to recoup our royalty commitment.

Short-Term Investments

In the past, we invested in auction-rate securities that are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals set at the time of issuance (e.g., every seven, 28 or 35 days or every six months), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. As of December 31, 2009 and 2008, we had no investments in auction-rate securities.

We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. We realized a gain of $806,000 for the year ended December 31, 2008 in respect of two securities that had been previously written down to fair value based on two failed auctions; these were redeemed at their respective par values by the sponsoring broker in the fourth quarter of 2008.

Business Combinations — Purchase Accounting

For acquisitions prior to January 1, 2009, we utilized the purchase method of accounting, which required that we allocate the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. See “— Goodwill” below. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Long-Lived Assets

We evaluate our long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable in accordance with ASC 360, Property Plant & Equipment (“ASC 360”). Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. We recognize impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if applicable, or a discounted cash flow analysis.

Goodwill

In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”), we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. ASC 350 requires us to perform an impairment review of our goodwill balance at least annually, which we do as of September 30 each year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In our impairment reviews, we look at the goodwill allocated to our reporting units — the Americas, EMEA and Asia-Pacific (“APAC”).

ASC 350 requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting units. The fair value of the reporting units are estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

We have three geographic segments comprised of the (1) Americas, (2) APAC and (3) EMEA regions. As of December 31, 2009, we only had goodwill attributable to the APAC reporting unit. We performed an annual impairment review as of September 30, 2009 as prescribed in ASC 350 and concluded that we were not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, we were not required to perform the second step. In order to determine the fair value of the reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment tests and weight both results equally and we believe both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on our market sector including our competitors. The assumptions supporting the discounted cash flow method, were determined using our best estimates as of the date of the impairment review.

In 2008, we recorded an aggregate goodwill impairment of $69.5 million as the fair values of the Americas, APAC and EMEA reporting units were determined to be below their respective carrying values.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which supersedes our previous accounting under APB No. 25. ASC 718 requires the recognition of compensation expense using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. To value awards granted on or after January 1, 2006, we used the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. We determined the assumptions used in this pricing model at each grant date. We concluded that it was not practicable to calculate the volatility of our share price since our securities have been publicly traded for a limited period of time. Therefore, we based expected volatility on the historical volatility of a peer group of publicly traded entities. We determined the expected term of our options based upon historical exercises, post-vesting cancellations and the options’ contractual term. We based the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity Rate as of the grant date. We determined the forfeiture rate based upon our historical experience with option cancellations adjusted for unusual or infrequent events.

In 2009, 2008 and 2007, we recorded total employee non-cash stock-based compensation expense of $2.9 million, $8.0 million and $3.8 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, ASC 718 requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax benefit (provision) in each of the jurisdictions in which we operate. This process involves estimating our current income tax benefit (provision) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet using the enacted tax rates in effect for the year in which we expect the differences to reverse.

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2009 and 2008, our valuation allowance on our net deferred tax assets was $58.5 million and $52.3 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

We account for uncertain income tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. ASC 740 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the adoption date was $575,000. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. We do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

We have not provided federal income taxes on the unremitted earnings of our foreign subsidiaries, other than China, because these earnings are intended to be reinvested permanently. During the fourth quarter of 2008, we changed our assertion such that foreign earnings of one China subsidiary are no longer intended to be indefinitely reinvested. As a result we analyzed the need to record deferred taxes related to the foreign undistributed earnings. No deferred tax asset was recognized since we do not believe the deferred tax asset will reverse in the foreseeable future. There was no significant impact of this change in assertion on the provision for (or benefit from) income tax.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Years Ended December 31, 2009 and 2008

Revenues

	Year Ended December 31,
	2009	2008
	(In thousands)

Revenues	$79,344	$89,767

Our revenues decreased $10.4 million, or 11.6%, from $89.8 million in 2008 to $79.3 million in 2009. This decrease was due primarily to a decline in feature phone unit sales in our traditional carrier business, which in turn led to a decrease in the number of games that we sold, and a migration of users from feature phones to smartphones where we were unable to capture the same market share as we have in our traditional carrier business. Foreign currency exchange rates also had a greater positive impact on our revenues during the year ended December 31, 2008 compared to the year ended December 31, 2009. Due to the diversification of our product portfolio, including the titles resulting from the acquisitions of MIG and Superscape, no single title represented 10% or more of sales in either 2008 or 2009. International revenues decreased by $5.3 million, from $46.7 million in 2008 to $41.4 million in 2009. The decrease in international revenues was primarily a result of decreased unit sales in EMEA and China, which was partially offset by increased unit sales in Latin America. We expect our 2010 revenues to be lower than our 2009 revenues as a result of the anticipated acceleration of the slowdown in our base carrier business as consumers increasingly migrate from traditional feature phones to more advanced platforms and smartphones. Although we expect our revenues from games designed for smartphones to increase in 2010, we do not expect this increase to fully offset the anticipated decline in revenues from our traditional base carrier business.

Cost of Revenues

	Year Ended December 31,
	2009	2008
	(In thousands)

Cost of revenues:
Royalties	$21,829	$22,562
Impairment of prepaid royalties and guarantees	6,591	6,313
Amortization of intangible assets	7,092	11,309

Total cost of revenues	$35,512	$40,184

Revenues	$79,344	$89,767

Gross margin	55.2%	55.2%

Our cost of revenues decreased $4.7 million, or 11.6%, from $40.2 million in 2008 to $35.5 million in 2009. This decrease was primarily due to a $4.2 million reduction in amortization for titles and content associated with intangible assets acquired from Superscape that were fully amortized in the first quarter of 2009 and a decrease of $733,000 in royalty expense, offset by a $278,000 increase associated with the impairment of certain royalty guarantees. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 75.0% in 2008 to 77.5% in 2009, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 34.0% in 2008 to 35.5% in 2009 due to increased sales of titles with higher royalty rates. The impairment of prepaid royalties and guarantees of $6.6 million in 2009 and $6.3 million in 2008 primarily related to large distribution deals in EMEA and, with respect to the 2009 charge, several global properties that have not performed nor do we believe will perform as initially expected. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 32.0% in 2008 to 35.8% in 2009.

Research and Development Expenses

	Year Ended December 31,
	2009	2008
	(In thousands)

Research and development expenses	$25,975	$32,140
Percentage of revenues	32.7%	35.8%

Our research and development expenses decreased $6.2 million, or 19.2%, from $32.1 million in 2008 to $26.0 million in 2009. The decrease in research and development costs was primarily due to decreases in salaries and benefits of $2.5 million, a reduction in third-party outside services costs for porting and external development of $1.7 million, a reduction in facility and overhead costs of $1.4 million due to reduced headcount and a decrease in travel and entertainment expenses of $322,000. We decreased our research and development staff from 445 employees in 2008 to 402 in 2009, and salaries and benefits decreased as a result. As a percentage of revenues, research and development expenses declined from 35.8% in 2008 to 32.7% in 2009. Research and development expenses included $716,000 of stock-based compensation expense in 2009 and $714,000 in 2008. We expect 2010 spending for research and development activities to be similar to 2009 levels, but we intend to shift a substantial portion of these dollars to development activities for smartphones and social networking websites.

Sales and Marketing Expenses

	Year Ended December 31,
	2009	2008
	(In thousands)

Sales and marketing expenses	$14,402	$26,066
Percentage of revenues	18.2%	29.0%

Our sales and marketing expenses decreased $11.7 million, or 44.7%, from $26.1 million in 2008 to $14.4 million in 2009. The decrease was primarily due to a decrease in stock-based compensation of $4.6 million primarily related to the MIG stock-based compensation earnout being fully expensed, a $4.4 million decrease in the MIG earnout expense due to lower amortization associated with reaching the end of the vesting terms and conditions, a $1.6 million decrease in salaries and benefits as we reduced our sales and marketing headcount from 73 on September 30, 2008 to 67 on December 31, 2009, a $598,000 decrease in marketing promotions and a $329,000 decrease in facility and overhead costs due to reduced headcount. As a percentage of revenues, sales and marketing expenses decreased from 29.0% in 2008 to 18.2% in 2009. Sales and marketing expenses included $564,000 of stock-based compensation expense in 2009 and $5.2 million in 2008. We expect our sales and marketing expenses to decline in 2010 from 2009 levels due primarily to the restructurings we implemented in 2009 and the first quarter of 2010.

General and Administrative Expenses

	Year Ended December 31,
	2009	2008
	(In thousands)

General and administrative expenses	$16,271	$20,971
Percentage of revenues	20.5%	23.4%

Our general and administrative expenses decreased $4.7 million, or 22.4%, from $21.0 million in 2008 to $16.3 million in 2009. The decrease in general and administrative expenses was primarily due to a $2.2 million decrease in salaries and benefits, a $1.4 million decrease in professional and consulting fees, a $452,000 decrease in stock-based compensation and a $395,000 decrease in facility and overhead costs. We increased our general and administrative headcount from 71 in 2008 to 72 in 2009, but salaries and benefits decreased primarily as a result of moving headcount to lower cost locations. As a percentage of revenues, general and administrative expenses decreased from 23.4% in 2008 to 20.5% in 2009. General and administrative expenses included $1.6 million of stock-based compensation expense in 2009 and $2.1 million in 2008. We expect our general and administrative expenses to decline in 2010 from 2009 levels due primarily to the restructurings we implemented in 2009 and the first quarter of 2010.

Other Operating Expenses

Our restructuring charges increased from $1.7 million in 2008 to $1.9 million in 2009. The $1.9 million of restructuring charges in 2009 consisted of $867,000 of facility related charges, $657,000 of severance and termination benefits associated with the departure of our former Chief Executive Officer, and $352,000 related to employee termination costs in our U.S. and U.K. offices. The facility charges consisted of $708,000 of charges associated with changes in the sublease probability assumption for the vacated office space in our U.S. headquarters and an additional restructuring charge of $159,000 net of sublease income, resulting from vacating a portion of our EMEA headquarters based in the United Kingdom. The $1.7 million of restructuring charges in 2008 consisted of $989,000 related to employee severance and benefit arrangements due to the termination of employees in France, Hong Kong, Sweden, the United Kingdom and the United States and $755,000 related to vacated office space at our United States headquarters.

Our impairment of goodwill decreased from $69.5 million in 2008 to zero in 2009. The analysis of our goodwill balance in 2008 caused us to conclude that all $25.3 million of the goodwill attributed to the EMEA reporting unit was impaired, as was all of the $24.9 million of goodwill attributed to the Americas reporting unit and $19.3 million of the $23.9 million of goodwill attributed to the APAC reporting unit. As a result, a non-cash goodwill impairment charge to operations totaling $69.5 million was recorded in 2008. No goodwill impairment charge was recorded related to our APAC reporting unit in 2009 as the fair value of the reporting unit exceeded the carrying value of its goodwill. The fair value was determined using an estimate of forecasted discounted cash flows and our market capitalization. We have $4.6 million of goodwill remaining as of December 31, 2009, which is allocated to the APAC reporting unit.

Our in-process research and development (“IPR&D”) charge was $1.1 million in 2008; there was no charge in 2009. The IPR&D charge recorded in 2008 related to the in-process development of new 2D and 3D games by Superscape at the date of acquisition.

Other Income (Expense), net

Interest and other income/(expense), net, decreased from a net expense of $1.4 million in 2008 to a net expense of $1.1 million in 2009. This change was primarily due to an increase of $1.2 million in interest expense related to the MIG notes and borrowings under our credit facility, a decrease in interest income of $825,000 resulting from lower cash balances as a result of the MIG and Superscape acquisitions, which was offset by a $2.3 million decrease in other expense. This change in other expense was primarily due to an increase in foreign currency gains of $3.1 million related to the revaluation of certain assets and liabilities, offset by a net decrease of $806,000 associated with lower mark to market gains on disposal of long-term investments in 2008.

Income Tax Benefit (Provision)

Income tax provision decreased from $3.1 million in 2008 to $2.2 million in 2009 as a result of taxable profits in certain foreign jurisdictions, changes in the valuation allowance and increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, an increase in the valuation allowance and increased foreign withholding taxes. Our effective income tax benefit rate for the year ended December 31, 2009 was 13.5% compared to 3.0% in the prior year. The higher effective benefit tax rate in 2009 was mainly attributable to a decrease in pre-tax losses, changes in withholding taxes, dividends and non-deductible stock based compensation.

Our effective income tax rates for 2010 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as from intercompany transactions and any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

One of our subsidiaries in China has received approval as a High & New Technology Enterprise qualification from the Ministry of Science and Technology, and also a Software Enterprise Qualification from the Ministry of Industry and Information Technology. These qualifications provide preferential income tax treatment which will be effective upon the approval of our application with the State Administration of Taxation to apply the favorable tax benefits to operations beginning as of January 1, 2009. In the event that the State Administration for Taxation approves our application, certain taxes that were expensed in 2009 could be refunded and certain deferred tax assets and liabilities will be revalued.

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

Our cost of revenues increased $19.6 million, or 95.2%, from $20.6 million in 2007 to $40.2 million in 2008. The increase resulted from an increase in royalties, impairment of prepaid royalties and guarantees, and amortization of acquired intangible assets. Royalties increased $4.2 million principally because of higher revenues with associated royalties, including those acquired from Superscape. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 88.1% in 2007 to 75.0% in 2008 as a result of sales of games based on original intellectual property developed by MIG and Superscape. The average royalty rate that we paid on games based on licensed intellectual property increased from 31% in 2007 to 34% in 2008 primarily as a result of our new distribution arrangements with higher royalty rates. As a result of the increase in royalty rates for branded titles and the impairment of prepaid royalties and guarantees, overall royalties as a percentage of total revenues increased from 27% in 2007 to 32% in 2008. The increase in impairment of prepaid royalties and guarantees of $6.3 million in 2008 primarily related to large distribution deals in EMEA that have not performed nor do we believe will perform as initially expected. Amortization of intangible assets increased by $9.1 million as the completion of amortization for certain intangible assets acquired from Macrospace and iFone was offset by the commencement of amortization of intangible assets acquired in 2008 from MIG and Superscape.

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

We had 445 employees in research and development as of December 31, 2008 compared to 287 as of December 31. 2007. A restructuring that we effected in the fourth quarter of 2008 resulted in the elimination of 37 research and development employees, but due to the net increase in employees, our salaries and benefits related costs had increased as a result. Research and development expenses included stock-based compensation expense of $0.7 million in 2008 and $0.9 million in 2007. As a percentage of revenues, research and development expenses increased from 33.5% in 2007 to 35.8% in 2008.

Sales and Marketing Expenses

	Year Ended December 31,
	2008	2007
	(In thousands)

Sales and marketing expenses	$26,066	$13,224
Percentage of revenues	29.0%	19.8%

Our sales and marketing expenses increased $12.8 million, or 97.1%, from $13.2 million in 2007 to $26.1 million in 2008. The increase was attributable to increases of $5.3 million for the MIG earn out expense, which was recorded in sales and marketing as the two former officers of MIG performed customer and selling related activities, $4.5 million in stock-based compensation, $2.0 million in salaries and benefits, as we increased our sales and marketing headcount in 2008, $0.7 million in allocated facilities costs and $0.6 million in marketing promotion costs. We increased staffing to expand our marketing efforts for our games and the Glu brand, increase sales efforts to our new and existing wireless carriers and expand our sales and marketing operations into the Asia-Pacific and Latin America regions. As a percentage of revenues, sales and marketing expenses increased from 19.8% in 2007 to 29.0% in 2008 as our sales and marketing activities generated more revenues across a greater number of carriers and mobile handsets. Sales and marketing expenses included $0.7 million of stock-based compensation expense in 2007 and $5.2 million in 2008, the majority of which related to the stock component of the MIG earnout that was to be issued before we renegotiated the payment terms in December 2008.

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

Other Income (Expense), net

Interest and other income (expense), net, decreased from income of $2.0 million in 2007 to a net expense of $1.4 million in 2008. This decrease was primarily due to foreign currency exchange losses of $3.0 million but partially offset by a $806,000 gain in 2008 for the redemption of the auction-rate securities that were written down in 2007. Additionally, our interest expense decreased $802,000 due to reduced debt outstanding as our $12.0 million loan was repaid in March 2007. This decrease in interest expense was offset by a $2.0 million decrease in our interest income in 2008 as a result of our lower cash balances due to our cash outlays for the acquisitions of MIG and Superscape.

Income Tax Benefit (Provision)

Income tax benefit (provision) decreased from a benefit of $0.3 million in 2007 to a provision of $3.1 million in 2008 as a result of taxable profits in certain foreign jurisdictions, changes in the valuation allowance and increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, an increase in the valuation allowance, increased foreign withholding taxes, and a non-deductible goodwill impairment charge. Our effective income tax benefit rate for the year ended December 31, 2008 was 3.0% compared to an effective income tax expense rate of 7.4% in the prior year. The higher effective benefit tax rate in 2008 was mainly attributable to changes in our deferred tax valuation allowance and a non-deductible goodwill impairment charge in 2008.

Liquidity and Capital Resources

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Consolidated Statement of Cash Flows Data:
(Capital expenditures)	$838	$3,772	$2,343
Cash flows provided by (used in) operating activities	1,130	(5,889)	(951)
Cash flows used in investing activities	(838)	(31,673)	(8,227)
Cash flows (used in) provided by financing activities	(8,925)	332	62,923

Since our inception, we have incurred losses, and we had an accumulated deficit of $177.3 million as of December 31, 2009. Prior to our initial public offering, our primary sources of liquidity had been private placements of shares of our preferred stock and borrowings under our credit facilities.

Operating Activities

In 2009, net cash provided by operating activities was $1.1 million as compared to $5.9 million in net cash used in operating activities in 2008. This increase was primarily due to a decrease in prepaid royalties of $6.4 million, which was caused primarily by the impairment of certain titles during 2009, and a decrease in accounts receivable of $3.7 million due to declining sales in our carrier business. In addition, we had adjustments for non-cash items, including amortization expense of $7.3 million, impairment of prepaid royalties and guarantees of $6.6 million, stock-based compensation expense of $2.9 million, depreciation expense of $2.3 million, interest expense on debt of $1.3 million and MIG earnout expense of $875,000. These amounts were partially offset by a net loss of $18.2 million, a decrease in accrued royalties of $5.7 million, a decrease in long term liabilities of $4.2 million due to reclassification of the MIG earnout from long-term to short-term liabilities, a decrease in accounts payable of $2.2 million due to lower operating costs and improvements in processing of payments and a non-cash foreign currency translation gain of $55,000.

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

Investing Activities

Our primary investing activities have consisted of purchases and sales of short-term investments, purchases of property and equipment and, in 2008 and 2007, the acquisitions of Superscape and MIG, respectively. We may use more cash in investing activities in 2010 for property and equipment related to supporting our infrastructure and our development and design studios. We expect to fund these investments with our existing cash and cash equivalents and our revolving credit facility.

In 2009, we used $838,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, software equipment and leasehold improvements.

In 2008, we used $31.7 million of cash in investing activities. This net use of cash resulted from the acquisition of Superscape, net of cash acquired, of $30.0 million, the purchase of property and equipment of $3.8 million, and additional costs related to the MIG acquisition, net of cash acquired, of $0.7 million, offset by the redemption of $2.8 million of our previously impaired investments in auction rate securities.

In 2007, we used $8.2 million of cash in investing activities. This net use of cash resulted from the acquisition of MIG, net of cash acquired, of $12.9 million, the purchase of property and equipment of $2.3 million offset by the net sales of short-term investments of $6.0 million and proceeds from the sale of ProvisionX software of $1.0 million.

Financing Activities

In 2009, net cash used in financing activities was $8.9 million due to the payment of $14.0 million in principal amount related to the MIG notes, which was partially offset by the net proceeds from borrowings under our credit facility of $4.7 million and proceeds from option exercises and purchases under our employee stock purchase plan of $402,000.

In 2008, we generated $0.3 million of net cash from financing activities resulting from net proceeds from exercises of common stock of $0.2 million and net proceeds from exercises of stock warrants of $0.1 million.

In 2007, we generated $62.9 million of net cash from financing activities, substantially all of which came from the net proceeds of our IPO of $74.8 million, partially offset by the repayment of a loan from Pinnacle Ventures of $12.1 million.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $10.5 million as of December 31, 2009. During the year ended December 31, 2009, we used $8.7 million of cash. We expect to continue to fund our operations and satisfy our contractual obligations for 2010 primarily through our cash and cash equivalents, borrowings under our revolving credit facility and any cash generated by operations. However, there can be no assurances that we will be able to generate positive operating cash flow during 2010 or beyond. We believe our cash and cash equivalents, together with any cash flows from operations and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on our part to remain in compliance with the covenants under our revolving credit facility. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with our credit facility’s EBITDA-related covenant discussed below. If our revenues are lower than we anticipate, we might be required to reduce our operating expenses to remain in compliance with this financial covenant. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first quarter of 2010 that reduced our operating expenses significantly from second quarter of 2008 levels. Reducing operating expenses further could have the effect of reducing our revenues.

Our cash needs include our requirement to repay $6.0 million of principal under the MIG notes as of December 31, 2009, which is payable in 2010 from our domestic entities, as well as $5.0 million of principal under promissory notes issued to two former shareholders of MIG which is payable in 2010 from our Chinese entities. (See Note 8 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information regarding our debt.) Our anticipated cash requirements during 2010 also include payments for prepaid royalties and guarantees, of which a portion is related to anticipated new license agreements (for which there are no existing contractual commitments), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See Note 7 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information regarding our contractual commitments.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.

We currently have an $8.0 million credit facility, which expires on June 30, 2011. Our credit facility contains financial covenants and restrictions that limit our ability to draw down the entire $8.0 million. These covenants are as follows:

•	EBITDA. On August 24, 2009, we entered into an amendment to our credit facility, which reduced certain of the minimum targets contained in the EBITDA-related covenant. On February 10, 2010 we entered into a second amendment to the agreement. The second amendment changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, we entered into a third amendment to the agreement which (1) extended the maturity date of the credit facility from December 22, 2010 until June 30, 2011, (2) increased the interest rate for borrowings under the credit facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%, and (3) requires us to maintain, measured on a consolidated basis at the end of each of the following periods, EBITDA of at least the following:

July 1, 2009 through December 31, 2009	$1,000,000
January 1, 2010 through March 31, 2010	$(2,100,000)
April 1, 2010 through June 30, 2010	$(1,100,000)
July 1, 2010 through September 30, 2010	$(500,000)
October 1, 2010 through December 31, 2010	$1,750,000
January 1, 2011 through March 31, 2011	$(300,000)
April 1, 2011 through June 30, 2011	$100,000

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

The credit facility also includes a “material adverse change” clause. As a result, if a material adverse change occurs with respect to our business, operations or financial condition, then that change could constitute an event of default under the terms of our credit facility. When an event of default occurs, the lender can, among other things, declare all obligations immediately due and payable, could stop advancing money or extending credit under the credit facility and could terminate the credit facility. We believe that the risk of a material adverse change occurring with respect to our business, operations or financial condition and the lender requesting immediate repayment of amounts already borrowed, stopping advancing the remaining credit or terminating the credit facility is remote.

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

As of December 31, 2009, we had outstanding borrowings of $4.7 million under our credit facility, which is classified as a current liability on the December 31, 2009 balance sheet. Subsequent to year end, the maturity date of the credit facility was extended to June 30, 2011. Our failure to comply with the financial or operating covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. To the extent an event of default occurred under the credit facility and the lender accelerated the indebtedness and terminated the credit facility, this would also trigger the cross-default provisions of the MIG notes. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.75%, but no less than 5.0%, which adversely impacts our cash position and result in operating and financial covenants that restrict our operations. See Note 8 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information regarding our debt.

The credit facility matures on June 30, 2011, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80,000, or 1.00% of the total commitment. As of December 31, 2009, we were in compliance with all covenants.

Of the $10.5 million of cash and cash equivalents that we held at December 31, 2009, approximately $6.0 million were held in accounts in China. To fund our operations and repay our debt obligations, we repatriated approximately $4.0 million of available funds from China to the United States during 2009, which was subject to withholding taxes of 5%. We intend to pay $5.0 million of principal under promissory notes issued to two former shareholders of MIG which is payable in 2010 from our Chinese entities. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.

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

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital by selling convertible debt or equity securities, seeking to increase the amount available to us for borrowing under our credit facility or selling some of our assets, or we may seek to restructure our obligations under the MIG notes. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of the credit facility. Additionally, we may be unable to increase the size of our credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We may also be unable to restructure our obligations under the MIG notes to the extent we may need. If the amount of cash that we generate from operations is less than anticipated, or if we use cash in our operations, we could also be required to extend the term of our credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit our ability to achieve profitability in the future.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Operating lease obligations, net of sublease income	$8,272	$3,309	$4,963	$—	$—
Guaranteed royalties(1)	6,066	5,626	390	50	—
MIG Earnout and Bonus notes(2)	11,721	11,721	—	—	—
Line of credit(3)	4,658	—	4,658	—	—
Uncertain tax obligations, including interest and penalties(4)	4,614	—	—	—	4,614

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Some of these minimum payments totaling $3.9 million have been recorded as liabilities on our consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)	We have issued $25.0 million of notes payable to former shareholders of MIG, of which we had paid an aggregate principal amount of $14.0 million as of December 31, 2009. The amounts in the table above include interest accrued through December 31, 2009. See Note 8 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information regarding our debt.

(3)	In March 2010, we signed a third amendment to the credit facility which extended the maturity date of the credit facility from December 22, 2010 until June 30, 2011, when all amounts outstanding will be due. As of December 31, 2009, the above amount has been classified within current liabilities.

(4)	As of December 31, 2009, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on our consolidated balance sheets. As of December 31, 2009, the settlement of our income tax liabilities could not be determined; however, the liabilities are not expected to become due during 2010.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this standard update is not expected to impact our consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14) which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The adoption of this standard update is not expected to impact our consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the Codification to provide further guidance on how to measure the fair value of a liability. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard became effective in the fourth quarter of 2009. The adoption of this standard update did not impact our consolidated financial statements.

Effective July 1, 2009, we adopted ASC105-10, Generally Accepted Accounting Principles (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these consolidated financial statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted ASC 855, Subsequent Events (“ASC 855-10”). The standard modifies the names of the two types of subsequent events either as “recognized subsequent events” (previously referred to in practice as Type I subsequent events) or “non-recognized subsequent events” (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The adoption of this standard did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any business combinations during 2009, we believe ASC 805-10 may have a material impact on our future consolidated financial statements if we were to enter into any future business combinations depending on the size and nature of any such future transactions.

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

We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.75%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At December 31, 2009, we had $4.7 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.0%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.

We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2009, we had no short-term investments and substantially all $10.5 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

In addition, during 2007 and 2008 we held auction-rate securities. See Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investing Activities,” in Item 7 of this report; and “Risk Factors” in Item 1A of this report for a description of market events that affected the liquidity and fair value of these securities. As of December 31, 2009, we held no auction-rate securities. The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2009 and December 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Australia, Brazil, Chile, China, Columbia, France, Germany, Hong Kong, Italy, Russia and Spain, and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of December 31, 2009 and December 31, 2008, Verizon Wireless accounted for 24.1% and 25.7% of our total accounts receivable, respectively, and no other carrier represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 70 countries in more than 20 different currencies, and in 2008 and 2009, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese

Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

GLU MOBILE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glu Mobile Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity/(deficit) and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 31, 2010

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,510	$19,166
Accounts receivable, net	16,030	19,826
Prepaid royalties	6,738	15,298
Prepaid expenses and other	2,520	2,704

Total current assets	35,798	56,994
Property and equipment, net	3,344	4,861
Prepaid royalties	96	4,349
Other long-term assets	833	930
Intangible assets, net	13,059	20,320
Goodwill	4,608	4,622

Total assets	$57,738	$92,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,480	$6,569
Accrued liabilities	817	686
Accrued compensation	1,829	2,184
Accrued royalties	12,604	18,193
Accrued restructuring	1,406	1,000
Deferred revenues	914	727
Current portion of long-term debt	16,379	14,000

Total current liabilities	38,429	43,359
Other long-term liabilities	7,616	11,798
Long-term debt, less current portion	—	10,125

Total liabilities	46,045	65,282

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.0001 par value: 250,000 authorized at December 31, 2009 and 2008; 30,360 and 29,584 shares issued and outstanding at December 31, 2009 and 2008	3	3
Additional paid-in capital	188,078	184,757
Deferred stock-based compensation	—	(11)
Accumulated other comprehensive income	931	1,170
Accumulated deficit	(177,319)	(159,125)

Total stockholders’ equity	11,693	26,794

Total liabilities and stockholders’ equity	$57,738	$92,076

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues	$79,344	$89,767	$66,867
Cost of revenues:
Royalties	21,829	22,562	18,381
Impairment of prepaid royalties and guarantees	6,591	6,313	—
Amortization of intangible assets	7,092	11,309	2,201

Total cost of revenues	35,512	40,184	20,582

Gross profit	43,832	49,583	46,285

Operating expenses:
Research and development	25,975	32,140	22,425
Sales and marketing	14,402	26,066	13,224
General and administrative	16,271	20,971	16,898
Amortization of intangible assets	215	261	275
Restructuring charge	1,876	1,744	—
Acquired in-process research and development	—	1,110	59
Impairment of goodwill	—	69,498	—
Gain on sale of assets	—	—	(1,040)

Total operating expenses	58,739	151,790	51,841

Loss from operations	(14,907)	(102,207)	(5,556)
Interest and other income/(expense), net:
Interest income	94	919	2,953
Interest expense	(1,276)	(78)	(880)
Other income/(expense), net	55	(2,200)	(108)

Interest and other income/(expense), net	(1,127)	(1,359)	1,965

Loss before income taxes and minority interest	(16,034)	(103,566)	(3,591)
Income tax benefit/(provision)	(2,160)	(3,126)	265

Net loss	(18,194)	(106,692)	(3,326)
Accretion to preferred stock	—	—	(17)
Deemed dividend	—	—	(3,130)

Net loss attributable to common stockholders	$(18,194)	$(106,692)	$(6,473)

Net loss per share attributable to common stockholders — basic and diluted:
Net loss	$(0.61)	$(3.63)	$(0.14)
Accretion to preferred stock	—	—	—
Deemed dividend	—	—	(0.14)

Net loss per share attributable to common stockholders — basic and diluted	$(0.61)	$(3.63)	$(0.28)

Weighted average common shares outstanding	29,853	29,379	23,281

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY/(DEFICIT)

							Accumulated
							Other
							Compre-		Total
	Redeemable Convertible		Common		Additional	Deferred	hensive		Stockholders’	Compre-
	Preferred Stock		Stock		Paid-In	Stock-Based	Income	Accumulated	Equity	hensive
	Shares	Amount	Shares	Amount	Capital	Compensation	(loss)	Deficit	Deficit	Loss
	(In thousands, except per share data)
Balances at December 31, 2006	15,681	76,363	5,457	1	19,894	(388)	1,285	(45,977)	(25,185)
Net loss	—	—	—	—	—	—	—	(3,326)	(3,326)	$(3,326)
Proceeds from initial public offering of common stock, net of issuance costs of $3,315	—	—	7,300	—	74,758	—	—	—	74,758	—
Automatic conversion of preferred stock to
common stock upon completion of
initial public offering	(15,681)	(76,380)	15,681	2	76,378	—	—	—	76,380	—
Transfer of preferred stock warrant
liability to additional paid-in capital	—	—	—	—	1,985	—	—	—	1,985	—
Deemed dividend related to issuance of
common stock warrants	—	—	—	—	3,130	—	—	(3,130)	—	—
Issuance of restricted stock	—	—	4	—	1	—	—	—	1	—
Adjustment to deferred stock-based
compensation for terminated employees	—	—	—	—	(17)	17	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,541	258	—	—	3,799	—
Vesting of early exercised options	—	—	—	—	46	—	—	—	46	—
Accretion to preferred stock
redemption value	—	17	—	—	(17)	—	—	—	(17)	—
Issuance of common stock upon
exercise of stock options	—	—	268	—	225	—	—	—	225	—
Issuance of common stock
upon exercise of warrants	—	—	313	—	—	—	—	—	—	—
Unrealized loss on auction-rate securities	—	—	—	—	—	—	—	—	—	(806)
Reversal of unrealized loss on	—	—	—	—	—	—	—	—	—	806
auction-rate securities
Foreign currency translation adjustment	—	—	—	—	—	—	795	—	795	795

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(2,531)

Balances at December 31, 2007	—	—	29,023	3	179,924	(113)	2,080	(52,433)	129,461
Net loss	—	—	—	—	—	—	—	(106,692)	(106,692)	$(106,692)
Adjustment to deferred stock-based
compensation for terminated employees	—	—	—	—	(6)	6	—	—	—	—
Reclass of previously recorded stock-based
MIG earnout to note payable	—	—	—	—	(4,315)	—	—	—	(4,315)	—
Stock-based compensation expense	—	—	—	—	7,888	96	—	—	7,984	—
Vesting of early exercised options	—	—	—	—	18	—	—	—	18	—
Issuance of common stock upon
exercise of stock options	—	—	258	—	231	—	—	—	231	—
Issuance of common stock
upon exercise of warrants	—	—	63	—	101	—	—	—	101	—
Issuance of common stock pursuant
to Employee Stock Purchase Plan	—	—	240	—	916	—	—	—	916	—
Foreign currency translation adjustment	—	—	—	—	—	—	(910)	—	(910)	(910)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(107,602)

Balances at December 31, 2008	—	$—	29,584	$3	$184,757	$(11)	$1,170	$(159,125)	$26,794

Net loss	—	—	—	—	—	—	—	(18,194)	(18,194)	$(18,194)
Adjustment to deferred stock-based
compensation for terminated employees	—	—	—	—	—	11	—	—	11	—
Stock-based compensation expense	—	—	—	—	2,915	—	—	—	2,915	—
Vesting of early exercised options	—	—	—	—	4	—	—	—	4	—
Issuance of common stock upon
exercise of stock options	—	—	276	—	190	—	—	—	190	—
Issuance of common stock pursuant
to Employee Stock Purchase Plan	—	—	500	—	212	—	—	—	212	—
Foreign currency translation adjustment	—	—	—	—	—	—	(239)	—	(239)	(239)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(18,433)

Balances at December 31, 2009	—	$—	30,360	$3	$188,078	$—	$931	$(177,319)	$11,693

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(18,194)	$(106,692)	$(3,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,330	2,756	2,116
Amortization of intangible assets	7,307	11,570	2,476
Stock-based compensation	2,926	3,669	3,799
MIG earnout expense	875	9,591	—
Change in carrying value of preferred stock warrant liability	—	—	10
Amortization of value of warrants issued in connection with loan	—	—	477
Interest expense on debt	1,125	—	—
Amortization of loan agreement costs	151	74	101
Non-cash foreign currency remeasurement (gain)/loss	(55)	2,901	(690)
Acquired in-process research and development	—	1,110	59
Impairment of goodwill	—	69,498	—
Impairment of prepaid royalties and guarantees	6,591	6,313	—
(Gain)/write down of auction-rate securities	—	(806)	806
Gain on sale of assets	—	—	(1,040)
Write off of fixed assets	—	411	—
Changes in allowance for doubtful accounts	78	99	(94)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,687	1,783	(2,672)
Prepaid royalties	6,420	(8,320)	(2,039)
Prepaid expenses and other assets	233	314	(2,598)
Accounts payable	(2,159)	(1,825)	1,555
Other accrued liabilities	(311)	(499)	(1,270)
Accrued compensation	(412)	1,258	166
Accrued royalties	(5,738)	3,959	642
Deferred revenues	150	258	436
Accrued restructuring charge	348	(2,943)	(36)
Other long-term liabilities	(4,222)	(368)	171

Net cash provided by (used in) operating activities	1,130	(5,889)	(951)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(73,600)
Sale of short-term investments	—	2,800	79,550
Purchase of property and equipment	(838)	(3,772)	(2,343)
Proceeds from sale of assets, net of delivery costs	—	—	1,040
Acquisition of Superscape, net of cash acquired	—	(30,008)	—
Acquisition of MIG, net of cash acquired	—	(693)	(12,874)

Net cash used in investing activities	(838)	(31,673)	(8,227)

Cash flows from financing activities:
Proceeds from line of credit	55,852	—	—
Payments on line of credit	(51,179)	—	—
MIG loan payments	(14,000)	—	—
Proceeds from initial public offering, net	—	—	74,758
Proceeds from exercise of stock options and ESPP	402	231	225
Proceeds from exercise of stock warrants	—	101	—
Debt payments	—	—	(12,060)

Net cash (used in)/provided by financing activities	(8,925)	332	62,923

Effect of exchange rate changes on cash	(23)	(1,420)	248

Net increase/(decrease) in cash and cash equivalents	(8,656)	(38,650)	53,993
Cash and cash equivalents at beginning of period	19,166	57,816	3,823

Cash and cash equivalents at end of period	$10,510	$19,166	$57,816

Supplemental disclosures of cash flow information
Interest paid	$403	$—	$361
Income taxes paid	$1,438	$2,297	$835
Supplemental disclosure of non-cash investing and financing activities
Demed dividend related to issuance of common stock warrants	$—	$—	$3,130
Accretion of preferred stock to redemption value	$—	$—	$17
Reclassification of preferred stock warrants to (from) liability from (to) additional paid-in capital	$—	$—	$(1,985)
Reclassification of previously recorded stock-based compensation MIG earnout to note payable	$—	$4,315	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)

NOTE 1 —	THE COMPANY

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company creates mobile games and related applications based on third-party licensed brands and other intellectual property, as well as its own original intellectual property.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company had $10,510 of cash and cash equivalents as of December 31, 2009. During the year ended December 31, 2009, the Company generated $1,130 of cash from operating activities, which was offset by $838 of cash used in investing activities and $8,925 of cash used in financing activities. The Company expects to continue to fund its operations and satisfy its contractual obligations for 2010 primarily through its cash and cash equivalents, borrowings under the Company’s revolving credit facility and any cash generated by operations. However, there can be no assurances that the Company will be able to generate positive operating cash flow during 2010 or beyond. The Company believes its cash and cash equivalents, together with any cash flows from operations and borrowings under its credit facility will be sufficient to meet its anticipated cash needs through at least December 31, 2010. However, the Company’s cash requirements for the next 12 months may be greater than anticipated due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than currently anticipated, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries, a deterioration of the quality of the Company’s accounts receivable, which could lower the borrowing base under its credit facility, and any failure on the Company’s part to remain in compliance with the covenants under the revolving credit facility. The Company currently expects that it will be able to comply with the EBITDA-related covenant contained in the credit facility. If revenues are lower than anticipated, the Company may be required to reduce its operating expenses to remain in compliance with this covenant. However, further reducing operating expenses could be very challenging for the Company, since it undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first quarter of 2010 that reduced operating expenses significantly from second quarter of 2008 levels. Reducing operating expenses further could have the effect of reducing revenues. On August 24, 2009, February 10, 2010 and March 18, 2010, the Company entered into amendments to its Loan and Security Agreement with the lender, which (1) reduced certain of the minimum targets contained in the EBITDA-related covenant, (2) changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation, (3) extended the maturity date of the Loan and Security Agreement from December 22, 2010 until June 30, 2011 and (4) increased the interest rate for borrowings under the Loan and Security Agreement by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0% (see Note 8). As of December 31, 2009, the Company was in compliance with the modified covenants.

If the Company’s cash sources are insufficient to satisfy the Company’s cash requirements, the Company may seek to raise additional capital by selling convertible debt or equity securities, seeking to increase the amount available to the Company for borrowing under the Company’s credit facility or selling some of the Company’s assets, and/or the Company could seek to restructure the MIG earnout and bonus payments. The Company may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to it, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to the Company’s stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of the Company’s common stock, all of which is subject to the provisions of the credit facility. Additionally, the Company may be unable to increase the size of the Company’s credit facility, or to do so on terms that are acceptable to it, particularly in light of the current credit market conditions. Similarly, the Company may be unable to restructure the MIG earnout and bonus payments to the extent it may need. If the amount of cash that the Company generates from operations is less than anticipated or if the Company uses cash in its operations, it could also be required to extend the term of its credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit the Company’s ability to achieve profitability in the future. The credit facility also contains other customary events of default, including a “material adverse change” clause (see Note 8).

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and these differences may be material.

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of mobile games. License arrangements with the end user can be on a perpetual or subscription basis. A perpetual license gives an end user the right to use the licensed game on the registered handset on a perpetual basis. A subscription license gives an end user the right to use the licensed game on the registered handset for a limited period of time, ranging from a few days to as long as one month. All games that require ongoing delivery of content from the Company or connectivity through its network for multi-player functionality are only billed on a monthly subscription basis. The Company distributes its products primarily through mobile telecommunications service providers (“carriers”), which market the games to end users. License fees for perpetual and subscription licenses are usually billed by the carrier upon download of the game by the end user. In the case of subscriber licenses, many subscriber agreements provide for automatic renewal until the subscriber opts-out, while the others provide opt-in renewal. In either case, subsequent billings for subscription licenses are generally billed monthly. The Company applies the provisions set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software: Revenue Recognition.

Revenues are recognized from the Company’s games when persuasive evidence of an arrangement exists, the game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. For both perpetual and subscription licenses, management considers a signed license agreement to be evidence of an arrangement with a carrier and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, the Company defines delivery as the download of the game by the end user. The Company estimates revenues from carriers in the current period when reasonable estimates of these amounts can be made. Several carriers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user licenses the game. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. The Company’s estimates for revenues include consideration of factors such as preliminary sales data, carrier-specific historical sales trends, the age of games and the expected impact of newly launched games, successful introduction of new handsets, promotions during the period and economic trends. When the Company receives the final carrier reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Historically, the revenues on the final revenue report have not differed by more than one half of 1% of the reported revenues for the period, which the Company deemed to be immaterial. Revenues earned from certain carriers may not be reasonably estimated. If the Company is unable to reasonably estimate the amount of revenues to be recognized in the current period, the Company recognizes revenues upon the receipt of a carrier revenue report and when the Company’s portion of a game’s licensed revenues are fixed or determinable and collection is probable. To monitor the reliability of the Company’s estimates, management, where possible, reviews the revenues by carrier and by game on a weekly basis to identify unusual trends such as differential adoption rates by carriers or the introduction of new handsets. If the Company deems a carrier not to be creditworthy, the Company defers all revenues from the arrangement until the Company receives payment and all other revenue recognition criteria have been met.

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, the Company recognizes as revenues the amount the carrier reports as payable upon the sale of the Company’s games. The Company has evaluated its carrier agreements and has determined that it is not the principal when selling its games through carriers. Key indicators that it evaluated to reach this determination include:

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

The Company classified these investments as available-for-sale securities under ASC 320, Investments-Debt and Equity Securities (“ASC 320”). In accordance with ASC 320, these securities were reported at fair value with any changes in market value reported as a part of comprehensive income/(loss). No unrealized gains or losses were recognized during the years ended December 31, 2009, 2008 or 2007.

The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company recorded an $806 write down due to a decline in fair value of two failed auctions as of December 31, 2007 that was determined to be other-than-temporary based on quantitative and qualitative assumptions and estimates using valuation models including a firm liquidation quote provided by the sponsoring broker and an analysis of other-than-temporary impairment factors including the use of cash for the two recent acquisitions, the ratings of the underlying securities, the Company’s intent to continue to hold these securities and further deterioration in the auction-rate securities market. These securities were redeemed at their respective par values by the sponsoring broker in the fourth quarter of 2008, resulting in an $806 realized gain for the year ended December 31, 2008. The Company had no auction-rate securities as of December 31, 2009.

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

The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2009	2008	2007

Verizon Wireless	20.5%	21.4%	23.0%

At December 31, 2009 and 2008, Verizon Wireless accounted for 24.1% and 25.7% of total accounts receivable, respectively. No other customer represented greater than 10% of the Company’s revenues or accounts receivable in these periods or as of these dates.

Fair Value

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). On January 1, 2009, the Company adopted ASC 820 as it applies to non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial statements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of ASC 820 requires additional disclosures of assets and liabilities measured at fair value (see Note 4); it did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted ASC 825, Financial Instruments (“ASC 825”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under ASC 825 as this Statement is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with ASC 460-10-15, Guarantees (“ASC 460”), the Company recorded a minimum guaranteed liability of approximately $3,867 and $12,514 as of December 31, 2009 and 2008, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company did not incur impairment charges to cost of revenues in the year ended December 31, 2007, but recorded impairment charges to cost of revenues of $6,591 and $6,313 during the years ended December 31, 2009 and 2008, respectively.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of September 30. This impairment review involves a two-step process as follows:

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

Purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from one to six years and are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”).

Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable in accordance with ASC 360. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. The Company recognizes impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis.

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

Software Development Costs

The Company applies the principles of ASC 985-20, Software-Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its games. Under this approach, the Company does not consider a game in development to have passed the technological feasibility milestone until the Company has completed a model of the game that contains essentially all the functionality and features of the final game and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a game for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the emerging nature of the mobile game market; the gradual evolution of the wireless carrier platforms and mobile phones for which it develops games; the lack of pre-orders or sales history for its games; the uncertainty regarding a game’s revenue-generating potential; its lack of control over the carrier distribution channel resulting in uncertainty as to when, if ever, a game will be available for sale; and its historical practice of canceling games at any stage of the development process.

Internal Use Software

The Company recognizes internal use software development costs in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”). Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company capitalized certain internal use software costs totaling approximately $114, $432 and $482 during the years ended December 31, 2009, 2008 and 2007, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2009, 2008 and 2007, the amortization of capitalized software costs totaled approximately $421, $683 and $663, respectively. Capitalized internal use software development costs are included in property and equipment, net.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under ASC 740, the Company determines deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which it expects the differences to reverse. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize.

On January 1, 2007, the Company adopted the guidance contained in ASC 740 relating to uncertain tax positions, which supplemented existing guidance by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. ASC 740 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

ASC 740 guidance relating to uncertain tax positions, requires companies to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle as of the date of adoption. ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The total amount of unrecognized tax benefits as of the adoption date was $575. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 12 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.

Restructuring

The Company accounts for costs associated with employee terminations and other exit activities in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company records employee termination benefits as an operating expense when it communicates the benefit arrangement to the employee and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits.

Stock-Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company adopted ASC 718 using the prospective transition method, which requires, that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, ASC 718 shall be applied to option grants on and after the required effective date. For options granted prior to the ASC 718 effective date that remain unvested on that date, the Company continues to recognize compensation expense under the intrinsic value method of APB 25. In addition, the Company continues to amortize those awards valued prior to January 1, 2006 utilizing an accelerated amortization schedule, while it expenses all options granted or modified after January 1, 2006 on a straight-line basis.

The Company has elected to use the “with and without” approach as described in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through its statement of operations.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50.

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $1,734, $1,870 and $1,422 in the years ended December 31, 2009, 2008 and 2007, respectively.

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) included only foreign currency translation adjustments as of December 31, 2009.

Foreign Currency Translation

In preparing its consolidated financial statements, the Company translated the financial statements of its foreign subsidiaries from their functional currencies, the local currency, into U.S. Dollars. This process resulted in unrealized exchange gains and losses, which are included as a component of accumulated other comprehensive loss within stockholders’ deficit.

Cumulative foreign currency translation adjustments include any gain or loss associated with the translation of a subsidiary’s financial statements when the functional currency of a subsidiary is the local currency. However, if the functional currency is deemed to be the U.S. Dollar, any gain or loss associated with the translation of these financial statements would be included within the Company’s statements of operations. If the Company disposes of any of its subsidiaries, any cumulative translation gains or losses would be realized and recorded within the Company’s statement of operations in the period during which the disposal occurs. If the Company determines that there has been a change in the functional currency of a subsidiary relative to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the Company’s statement of operations.

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

	Year Ended December 31,
	2009	2008	2007

Net loss attributable to common stockholders	$(18,194)	$(106,692)	$(6,473)

Basic and diluted shares:
Weighted average common shares outstanding	29,854	29,399	23,263
Weighted average unvested common shares subject to repurchase	(1)	(20)	(82)

Weighted average shares used to compute basic and diluted net loss per share	29,853	29,379	23,281

Net loss per share attributable to common stockholders — basic and diluted	$(0.61)	$(3.63)	$(0.28)

The following weighted average convertible preferred stock, options and warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2009	2008	2007

Convertible preferred stock upon conversion to common stock	—	—	3,702
Warrants to purchase common stock	106	119	210
Unvested common shares subject to repurchase	1	20	81
Options to purchase common stock	4,935	4,607	3,436

	5,042	4,746	7,429

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14) which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value

Measurements and Disclosures, of the Codification to provide further guidance on how to measure the fair value of a liability. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard became effective beginning in the fourth quarter of 2009 for the Company. The adoption of this standard update did not impact the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted ASC105-10, Generally Accepted Accounting Principles (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855-10”). The standard modifies the names of the two types of subsequent events either as “recognized subsequent events” (previously referred to in practice as Type I subsequent events) or “non-recognized subsequent events” (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

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

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during 2009, the Company believes ASC 805-10 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.

NOTE 3 —	ACQUISITIONS

Acquisition of Superscape Group plc

On March 7, 2008, the Company declared its cash tender offer for all of the outstanding shares of Superscape Group plc (“Superscape”) wholly unconditional in all respects when it had received 80.95% of the issued share capital of Superscape. The Company offered 10 pence (pound sterling) in cash for each issued share of Superscape (“Superscape Shares”), valuing the acquisition at approximately £18,300 based on 183,099 Superscape Shares outstanding.

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

The Company recorded an estimate for costs to terminate some activities associated with the Superscape operations in accordance with the guidance of ASC 805. This restructuring accrual of $3,768 principally related to the termination of 29 Superscape employees of $2,277, restructuring of facilities of $1,466 and other agreement termination fees of $25.

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

The Company allocated the residual value of $13,432 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. Based on the Company’s annual and interim goodwill impairment tests, all of the goodwill related to the Superscape acquisition that had been attributed to the Americas reporting unit was impaired during the year ended December 31, 2008 (see Note 6).

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

On December 19, 2007, the Company acquired the net assets of Awaken Limited group affiliates. Awaken Limited’s principal operations are through Beijing Zhangzhong MIG Information Technology (“MIG”), a domestic limited liability company organized under the laws of the People’s Republic of China (the “PRC”). The Company refers to the acquired companies collectively as “MIG.” The Company acquired MIG in order to accelerate the Company’s presence in China, to deepen Glu’s relationship with China Mobile, the largest wireless carrier in China, to acquire access and rights to leading franchises for the Chinese market, and to augment its internal production and publishing resources with a studio in China. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill of $23,390 in connection with this transaction.

The Company purchased all of the issued and outstanding shares of MIG for a total purchase price of $30,534 which consisted of initial cash consideration paid to MIG shareholders of $14,655, transaction costs of $1,343 and contingent earnout of $14,536. Subject to MIG’s achievement of certain revenue and operating income milestones for the year ended December 31, 2008, the Company committed to pay additional consideration of $20,000 to the MIG shareholders and bonus payments of $5,000 to two officers of MIG who were also former shareholders of MIG. As of the acquisition date, these two shareholders owned 27% of the outstanding shares of MIG. In accordance with ASC 805, the Company has not recorded the additional consideration or bonus in the initial purchase price as these amounts were contingent on MIG’s future earnings. The Company recorded the contingent consideration and bonus earned by the two former MIG shareholders (totaling $10,400) as compensation over the one year vesting period ended December 29, 2008, at which time the agreement was amended.

In December 2008, the Company amended the merger agreement to acknowledge the full achievement of the earnout milestones, issued secured promissory notes for the full earnout of $20,000 (the “Earnout Notes”) and issued secured promissory notes for the special bonus of $5,000 eligible to each of two officers of MIG who were also former shareholders of MIG (the “Special Bonus Notes”). The amendment provides that the $20,000 earnout payment and $5,000 special bonus payment to the MIG shareholders shall be satisfied by the issuance of the Earnout Notes and the Special Bonus Notes. During the year ended December 31, 2009, the Company paid $14,000 of principal and $191 of interest to the MIG shareholders related to the Earnout Notes. The Earnout Notes originally required that the Company pay off the remaining principal and interest in installments with aggregate principal payments scheduled for March 31, 2010 ($1,500), June 30, 2010 ($1,500), September 30, 2010 ($1,500) and December 31, 2010 ($1,500). The Special Bonus Notes originally provided for cash payments of $937 in the aggregate on each of March 31, 2010 and June 30, 2010, and of $1,563 in the aggregate on each of September 30, 2010 and December 31, 2010. Additionally, the Company released one of the officers of MIG, who was also a former shareholder of MIG from all future employment and service obligations initially required for vesting in the special bonus and modified the employment obligation required for vesting in the special bonus for the other former shareholder of MIG from December 31, 2009 to June 30, 2009. In March 2010, the Company entered into an agreement with the holders of the Earnout Notes and the Special Bonus Notes to postpone the payments that would have been due on March 31, 2010 until at least May 1, 2010. See Note 8 for additional information regarding the Earnout Notes and Special Bonus Notes.

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

The Company allocated the residual value of $23,390 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Any changes in consideration, transaction costs or fair value of MIG’s net assets may change the preliminary purchase price allocation and amount of goodwill recorded by the Company. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill is not deductible for tax purposes. Based on the Company’s annual and interim goodwill impairment tests, a portion of the goodwill related to the MIG acquisition that had been attributed to the APAC reporting unit was impaired during the year ended December 31, 2008 (see Note 6).

MIG’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and MIG, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

December 31,
2007

Total pro forma revenues	$69,543
Gross profit	46,379
Pro forma net loss	(6,596)
Pro forma net loss per share — basic and diluted	(0.28)

The Company is presenting pro forma financial information for informational purposes only, and this information is not intended to be indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

NOTE 4 —	SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-Term Investments

The Company did not have any marketable securities classified as available-for-sale as of December 31, 2009. The Company had $124 of marketable securities classified as available-for-sale as of December 31, 2008 which approximates fair value.

Fair Value Measurements

The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of December 31, 2009, the Company had $10,510 in cash and cash equivalents.

NOTE 5 —	BALANCE SHEET COMPONENTS

Property and Equipment

	December 31,
	2009	2008

Computer equipment	$5,167	$4,644
Furniture and fixtures	455	386
Software	2,742	2,628
Leasehold improvements	3,360	3,055

	11,724	10,713
Less: Accumulated depreciation and amortization	(8,380)	(5,852)

	$3,344	$4,861

Depreciation and amortization for the years ended December 31, 2009, 2008 and 2007 were $2,330, $2,748 and $2,085, respectively.

Accounts Receivable

	December 31,
	2009	2008

Accounts receivable	$16,576	$20,294
Less: Allowance for doubtful accounts	(546)	(468)

	$16,030	19,826

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.

The movement in the Company’s allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Deductions	Year

Year ended December 31, 2009	$468	$233	$155	$546
Year ended December 31, 2008	$368	$148	$48	$468
Year ended December 31, 2007	$466	$64	$162	$368

The Company had no significant write-offs or recoveries during the years ended December 31, 2009, 2008 and 2007.

Other Long-Term Liabilities

	December 31,
	2009	2008

Accrued royalties	$96	$3,409
Uncertain tax obligations	4,614	4,399
Deferred income tax liability	1,736	2,461
Other	1,170	1,529

	$7,616	11,798

NOTE 6 —	GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation at December 31, 2009 and 2008 were as follows:

		December 31, 2009			December 31, 2008
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value

Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,599	$(13,411)	$188	$13,370	$(10,478)	$2,892
Catalogs	1 yr	1,239	(1,239)	—	1,126	(1,126)	—
ProvisionX Technology	6 yrs	204	(168)	36	185	(119)	66
Carrier contract and related relationships	5 yrs	18,558	(7,149)	11,409	18,463	(3,845)	14,618
Licensed content	5 yrs	2,753	(1,902)	851	2,744	(1,029)	1,715
Service provider license	9 yrs	431	(98)	333	432	(50)	382
Trademarks	3 yrs	544	(512)	32	540	(285)	255

		37,328	(24,479)	12,849	36,860	(16,932)	19,928

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,321	(1,111)	210	1,201	(809)	392
Noncompete agreement	2 yrs	578	(578)	—	525	(525)	—

		1,899	(1,689)	210	1,726	(1,334)	392

Total intangibles assets		$39,227	$(26,168)	$13,059	$38,586	$(18,266)	$20,320

Additions to intangible assets in 2008 of $16,920 are a result of the Superscape acquisition and additions in 2007 of $11,710 are a result of the MIG acquisition (see note 3).

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense in the amounts of $7,092, $11,309 and $2,201, respectively, in cost of revenues. During the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense in the amounts of $215, $261 and $275, respectively, in operating expenses. The Company recorded no impairment charges during the years ended December 31, 2009, 2008 and 2007.

As of December 31, 2009, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense

2010	$4,231	$210	$4,441
2011	2,858	—	2,858
2012	2,738	—	2,738
2013	2,671	—	2,671
2014	270	—	270
2015 and thereafter	81	—	81

	$12,849	$210	$13,059

Goodwill

The Company attributes all of the goodwill resulting from the Macrospace acquisition to its EMEA reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The Company attributes all of the goodwill resulting from the MIG acquisition to its APAC reporting unit and all of the goodwill resulting from the Superscape acquisition to the Americas reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars, the goodwill allocated to the EMEA reporting unit is denominated in Pounds Sterling and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi. As a result, the goodwill attributed to the EMEA and APAC reporting units are subject to foreign currency fluctuations.

Goodwill by geographic region is as follows:

	December 31, 2009				December 31, 2008
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total

Balance as of January 1
Goodwill	$24,871	$25,354	$23,895	$74,120	$11,426	$27,860	$7,976	$47,262
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	—	—	—	—

	—	—	4,622	4,622	11,426	27,860	7,976	47,262
Goodwill Acquired during the year	—	—	—	—	13,445	—	—	13,445
Effects of Foreign Currency Exchange	—	—	(14)	(14)	—	(2,506)	409	(2,097)
Adjustments	—	—	—	—	—	—	15,510	15,510
Impairment Losses	—	—	—	—	(24,871)	(25,354)	(19,273)	(69,498)

Balance as of December 31	—	—	4,608	4,608	—	—	4,622	4,622
Goodwill	24,871	25,354	23,881	74,106	24,871	25,354	23,895	74,120
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$—	$—	$4,608	$4,608	$—	$—	$4,622	$4,622

Goodwill was acquired during 2008 as a result of the Superscape acquisition (see Note 3). The net adjustment increase to goodwill in 2008 of $15,510 was a result of additional purchase consideration for MIG of $14,536 due to the restructuring in the fourth quarter of 2008 of the MIG earnout payments and additional professional fees of $974 related to the MIG acquisition.

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of September 30.

ASC 350 requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting units. The fair value of the reporting units are estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

The Company has three geographic segments comprised of the 1) Americas, 2) APAC and 3) EMEA regions. As of December 31, 2009, the Company had goodwill attributable to the APAC reporting unit. The Company performed an annual impairment review as of September 30, 2009 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, were determined using the Company’s best estimates as of the date of the impairment review.

In 2008, the Company recorded an aggregate goodwill impairment of $69,498 as the fair values of the Americas, APAC and EMEA reporting units were determined to be below their respective carrying values.

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through July 2013. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $2,813, $3,759 and $2,092, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $440 and $606 at December 31, 2009 and 2008, respectively, and was included within other long-term liabilities.

At December 31, 2009, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Period Ending December 31,	Payments	Income	Payments

2010	$3,412	$103	$3,309
2011	3,018	83	2,935
2012	1,832	—	1,832
2013 and thereafter	196	—	196

	$8,458	$186	$8,272

Minimum Guaranteed Royalties

The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the

Company is required to pay minimum guaranteed royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of December 31, 2009 were as follows:

Minimum
Guaranteed
Period Ending December 31,	Royalties

2010	$5,626
2011	348
2012	42
2013	—
2014 and thereafter	50

$6,066

Commitments in the above table include $3,867 of guaranteed royalties that are included in the Company’s consolidated balance sheet as of December 31, 2009 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.

Income Taxes

At this time, the settlement of the Company’s income tax liabilities cannot be determined; however, the liabilities are not expected to become due during 2010.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2009 or 2008.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2009 or 2008.

Contingencies

From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. For example, the Company is engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which Skinit previously claimed that it is owed approximately $600. On April 21, 2009, Skinit filed a complaint against the Company and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009), alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. On June 25, 2009, the Company filed a motion in the Superior Court in Orange County requesting an order compelling Skinit to arbitrate its claim against the Company and requesting that the court stay the action pending the determination of the motion and the subsequent arbitration. On July 30, 2009, the court granted the Company’s motion in its entirety and the dispute will now proceed to arbitration, which is currently scheduled to occur on August 9, 2010.

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

NOTE 8 —	DEBT

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

May 1, 2010	$1,500
June 30, 2010	$1,500
September 30, 2010	$1,500
December 31, 2010	$1,500

6,000

The Earnout Notes are secured by a lien on substantially all of the Company’s assets and are subordinated to the Company’s obligations to the lender under the Company’s revolving credit facility (as described in further detail under “Line of Credit Facility” below”), and any replacement credit facility that meets certain conditions. The Earnout Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually and may be prepaid without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes.

During the year ended December 31, 2009, the Company paid $14,000 of principal and $191 of interest to the former MIG shareholders related to the Earnout Notes.

In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. The Company currently intends to pay the $5,000 of principal plus accrued interest from cash held in China. The Special Bonus Notes provide for principal payments as follows:

May 1, 2010	$937
June 30, 2010	$937
September 30, 2010	$1,563
December 31, 2010	$1,563

5,000

The Special Bonus Notes are guaranteed by the Company and the Company’s obligations are secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes are subordinated to the Company’s revolving credit facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, and may be repaid in advance without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes. The Company had recorded the entire $5,000 of the Special Bonus Notes as of December 31, 2009 as the former MIG shareholders are fully vested in the special bonus.

As of December 31, 2009, the Company’s remaining debt related to the Earnout and Special Bonus Notes was all current and amounted to $11,721.

Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value of the Earnout and Special Bonus Notes of $11,721 in principal and accrued interest approximates fair value.

Credit Facility

In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), which amended and superseded the Loan and Security Agreement entered into in February 2007, as amended. On August 24, 2009 and February 10, 2010, the Company entered into amendments to the Credit Facility, which reduced certain of the minimum targets contained in the EBITDA-related covenant discussed below. The February 10, 2010 amendment also changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, the Company entered into a third amendment to the agreement which extended the maturity date of the Credit Facility from December 22, 2010 until June 30, 2011 and increased the interest rate for borrowings under the Credit Facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%.The Credit Facility provides for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.

The interest rate for the Credit Facility is the lender’s prime rate, plus 1.75%, but no less than 5.0%. Interest is due monthly, with all outstanding obligations due at maturity. The Company must also pay the lender a monthly unused revolving line facility fee of 0.35% on the unused portion of the $8,000 commitment. In addition, the Company paid the lender a non-refundable commitment fee of $55 in December 2008 and paid an additional fee of $55 during December 2009. The Credit Facility limits the Company and certain of its subsidiaries’ ability to, among other things, dispose of assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. The Credit Facility requires the Company to establish a separate account at the lender for collection of its accounts receivables. All deposits into this account are automatically applied by the lender to the Company’s outstanding obligations under the Credit Facility.

In addition, under the Credit Facility, the Company must comply with the following financial covenants:

(a) EBITDA. The Company must maintain, measured on consolidated basis as of the end of each of the following periods, EBITDA of at least the following:

July 1, 2009 through December 31, 2009	$1,000
January 1, 2010 through March 31, 2010	$(2,100)
April 1, 2010 through June 30, 2010	$(1,100)
July 1, 2010 through September 30, 2010	$(500)
October 1, 2010 through December 31, 2010	$1,750
January 1, 2011 through March 31, 2011	$(300)
April 1, 2011 through June 30, 2011	$100

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

The Credit Facility also includes a “material adverse change” clause. As a result, if a material adverse change occurs with respect to the Company’s business, operations or financial condition, then that change could constitute an event of default under the terms of the Credit Facility. When an event of default occurs, the lender can, among other things, declare all obligations immediately due and payable, could stop advancing money or extending credit under the Credit Facility and could terminate the Credit Facility. The Company’s believes that the risk of a material adverse change occurring with respect to its business, operations or financial condition and the lender requesting immediate repayment of amounts already borrowed, stopping advancing the remaining credit or terminating the Credit Facility is remote.

The Credit Facility matures on June 30, 2011, when all amounts outstanding will be due. If the Credit Facility is terminated prior to maturity by the Company or by the lender after the occurrence and continuance of an event of default, then the Company will owe a termination fee equal to $80, or 1.00% of the total commitment.

As of December 31, 2009, the Company was in compliance with all covenants of the Credit Facility and had outstanding obligations of $4,658. Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value approximates fair value.

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

At December 31, 2009, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2009, the Company had reserved 8,114 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2009, the Company was authorized to issue 5,000 shares of preferred stock.

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

Common stock warrants outstanding at December 31, 2009 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
	(Years)	Share	Warrant

May 2006	7	9.03	106

106

NOTE 11 —	STOCK OPTION AND OTHER BENEFIT PLANS

2007 Equity Incentive Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the Company’s 2001 Stock Option Plan (the “2001 Plan”) that were unissued. In addition, shares that were not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan.

The Company may grant options under the 2007 Plan at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by its Board of Directors, provided, however, that (i) the exercise price of an incentive stock option (“ISO”) or non-qualified stock options (“NSO”) may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying shares of common stock on the grant date, and (ii) the exercise price of an ISO or NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the grant date. Prior to the Company’s IPO, the Board determined the fair value of common stock in good faith based on the best information available to the Board and Company’s management at the time of the grant. Following the IPO, the fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination. The stock options granted to employees generally vest with respect to 25% of the underlying shares one year from the vesting commencement date and with respect to an additional 1/48 of the underlying shares per month thereafter. Stock options granted during 2007 prior to October 25, 2007 have a contractual term of ten years and stock options granted on or after October 25, 2007 have a contractual term of six years.

The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses.

As of December 31, 2009, 1,404 shares were available for future grants under the 2007 Plan.

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

In January 2009, the 2007 Purchase Plan was amended to provide that the Compensation Committee of the Company’s Board of Directors may fix a maximum number of shares that may be purchased in the aggregate by all participants during any single offering period (the “Maximum Offering Period Share Amount”). The Committee may later raise or lower the Maximum Offering Period Share Amount. The Committee established the Maximum Offering Period Share Amount of 500 shares for the offering period that commenced on February 15, 2009 and ended on August 14, 2009, and a Maximum Offering Period Share Amount of 200 shares for each offering period thereafter. The Company issued 500 shares under the 2007 Purchase Plan and received cash proceeds of $212 during the year ended December 31, 2009.

As of December 31, 2009, 512 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Equity Incentive Plan. The Inducement Plan did not require the approval of the Company’s stockholders. The Company initially reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. On December 28, 2009, the Company’s Board of Directors appointed Niccolo de Masi as the Company’s President and Chief Executive Officer and the Compensation Committee of the Company’s Board of Directors awarded him a non-qualified stock option to purchase 1,250 shares of the Company’s common stock, which was issued on January 4, 2010 under the Inducement Plan. Immediately prior to the grant of this award, the Compensation Committee amended the Inducement Plan to increase the number of shares available for grant under the plan by 819 shares to 1,250 shares. The Company may only grant NSOs under the Inducement Plan. Grants under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination.

As of December 31, 2009, 1,250 shares were reserved for future grants under the Inducement Plan. However, there were no shares reserved for future grants under the Inducement Plan immediately after the grant of the stock option to Mr. de Masi on January 4, 2010.

2009 Stock Option Exchange Program

On April 22, 2009, the Company launched a voluntary stock option exchange program (the “Exchange Program”) pursuant to which its eligible United States and United Kingdom employees (“Eligible Employees”) had the right to exchange all options to purchase shares of its common stock outstanding prior to the Exchange Program launch date having an exercise price equal to or greater than $1.25 per share (“Eligible Options”) granted under the Company’s 2007 Plan or 2001 Plan for new nonqualified stock options to be granted under the 2007 Plan (“New Options”). Eligible Options that were tendered for New Options were cancelled and returned to the 2007 Plan for re-issuance thereunder. The Company’s executive officers and directors were not eligible to participate in the Exchange Program. The Exchange Program provided that Eligible Employees would receive a New Option for each tendered Eligible Option, depending on the exercise price of the Eligible Option tendered, in accordance with the exchange ratios set forth in the table below:

Exchange Ratio
(New Options-for
Exercise Price	-Eligible Options)

$1.25 — $1.99	1-for-1
2.00 — 3.99	1-for-2
4.00 — 5.94	1-for-3
5.95 or greater	1-for-4

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

Stock Option Activity

The following table summarizes the Company’s stock option activity:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value

Balances at December 31, 2006	476	2,882	5.03
Increase in authorized shares	1,766
Options granted	(1,775)	1,775	9.15
Options canceled	350	(350)	9.16
Options exercised	—	(271)	0.84

Balances at December 31, 2007	817	4,036	6.75
Increase in authorized shares	1,471
Options granted	(2,607)	2,607	3.07
Options canceled	1,226	(1,226)	6.89
Repurchase of early exercised	28	—	0.75
Options exercised	—	(287)	0.81

Balances at December 31, 2008	935	5,130	5.18
Increase in authorized shares	1,706
Options granted	(2,211)	2,211	0.89
Options canceled	2,224	(2,224)	5.15
Options exercised	—	(276)	0.69

Balances at December 31, 2009	2,654	4,841	$3.49	4.52	$657

Options vested and expected to vest at December 31, 2009		4,325	$3.72	4.44	$550
Options exercisable at December 31, 2009		2,291	$5.29	3.78	$133

At December 31, 2009, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price

$0.18 — $0.71	489	4.74	$0.69	5	$0.41
$0.76 — $0.78	518	5.35	0.77	129	0.77
$0.79 — $0.83	51	5.26	0.80	2	0.82
$0.89 — $0.89	542	3.55	0.89	278	0.89
$0.97 — $1.05	139	5.76	1.02	—	—
$1.06 — $1.06	534	5.96	1.06	—	—
$1.07 — $3.79	520	5.09	2.29	261	2.71
$3.90 — $4.49	580	3.63	4.09	434	4.02
$4.50 — $5.70	493	3.46	4.81	393	4.77
$5.95 — $11.88	975	4.26	9.22	789	9.45

$0.18 — $11.88	4,841	4.52	$3.49	2,291	$5.29

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $1.15 per share at December 31, 2009. The aggregate intrinsic value of awards exercised during the year ended December 31, 2009 and December 31, 2008 was $911 and $71, respectively.

Adoption of ASC 718

The Company adopted ASC 718 on January 1, 2006. Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2009	2008	2007

Dividend yield	—%	—%	—%
Risk-free interest rate	1.43%	2.34%	4.25%
Expected term (years)	3.19	4.08	5.24
Expected volatility	59%	43%	52%

The Company based expected volatility on the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the year ended December 31, 2009, 2008 and 2007 was $0.37, $1.15 and $6.78 per share, respectively.

ASC 718 requires nonpublic companies that used the minimum value method under prior guidance to apply the prospective transition method of ASC 718. Prior to adoption of ASC 718, the Company used the minimum value method, and it therefore has not restated its financial results for prior periods. Under the prospective method, stock-based compensation expense for the years ended December 31, 2007, 2008 and 2009 includes compensation expense for (i) all new stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718, (ii) unmodified awards granted prior to but not vested as of December 31, 2005 accounted for under APB 25 and (iii) awards outstanding as of December 31, 2005 that were modified after the adoption of ASC 718.

The Company calculated employee stock-based compensation expense based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2009	2008	2007

Research and development	$716	$714	$939
Sales and marketing	564	5,174	674
General and administrative	1,646	2,097	2,186

Total stock-based compensation expense	$2,926	$7,985	$3,799

Consolidated net cash proceeds from option exercises were $190, $231 and $225 for the year ended December 31, 2009, 2008 and 2007, respectively. The Company realized no income tax benefit from stock option exercises during the year ended December 31, 2009, 2008 and 2007. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

During 2009, the Company modified option agreements held by the Company’s former Chief Executive Officer. The modification involved the acceleration of the vesting of four grants totaling 118 shares of common stock. The Company recorded a charge of $24 in connection with this modification for the year ended December 31, 2009. During 2008, the Company modified one option agreement. The modification involved the acceleration of the vesting of one grant totaling 17 shares of common stock. The Company recorded a charge of $8 in connection with this modification for the year ended December 31, 2008. During 2007, the Company modified one option agreement. The modification involved the acceleration of the vesting of one grant totaling 1 share of common stock. The Company recorded a charge of $5 in connection with this modification for the year ended December 31, 2007.

At December 31, 2009, the Company had $3,519 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 2.67 years.

Restricted Stock

During the year ended December 31, 2007, the Company granted 4 shares of restricted stock to a director of the Company who had elected to receive restricted stock in lieu of an option grant. The restricted stock vested as to 50% of the shares after six months and thereafter vested pro rata monthly for the next six months. The Company did not grant any restricted stock during the years ended December 31, 2009 or 2008.

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

NOTE 12 —	INCOME TAXES

The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2009	2008	2007

United States	$(15,514)	$(45,654)	$(1,221)
Foreign	(520)	(57,912)	(2,370)

Loss before income taxes	$(16,034)	$(103,566)	$(3,591)

The components of income tax benefit/(provision) were as follows:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$—	$52	$(52)
State	(3)	2	(20)
Foreign	(2,921)	(3,835)	56

	(2,924)	(3,781)	(16)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	764	655	281

	764	655	281

Total:
Federal	—	52	(52)
State	(3)	2	(20)
Foreign	(2,157)	(3,180)	337

	$(2,160)	$(3,126)	$265

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2009	2008	2007

Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	—	—	(0.6)
Foreign rate differential	0.1	(0.1)	(3.2)
Research and development credit	1.5	0.3	7.7
Acquired in-process research and development	0.1	(0.4)	(0.6)
United Kingdom research and development refund	1.5	—	(11.9)
Withholding taxes	(4.3)	(0.4)	(18.0)
Goodwill impairment	—	(22.8)	—
Stock-based compensation	(3.6)	(3.9)	—
Dividend	(11.3)	—	—
Other	(2.7)	(0.3)	1.1
Valuation allowance	(28.8)	(9.4)	(1.1)

Effective tax rate	(13.5)%	(3.0)%	7.4%

Deferred tax assets and liabilities consist of the following:

	December 31, 2009			December 31, 2008
	US	Foreign	Total	US	Foreign	Total

Deferred tax assets:
Fixed assets	$447	$1,501	$1,948	$439	$1,234	$1,673
Net operating loss carryforwards	21,529	25,490	47,019	21,796	25,858	47,654
Accruals, reserves and other	1,596	215	1,811	1,104	228	1,332
Foreign tax credit	2,642	—	2,642	1,593	—	1,593
Stock-based compensation	2,166	141	2,307	1,262	249	1,511
Research and development credit	1,896	—	1,896	885	—	885
Other	3,332	26	3,358	1,560	—	1,560

Total deferred tax assets	$33,608	$27,373	$60,981	$28,639	$27,569	$56,208
Deferred tax liabilities:
Macrospace and iFone intangible assets	$—	$(243)	$(243)	$—	$(402)	$(402)
MIG intangible assets	—	(1,780)	(1,780)	—	(2,461)	(2,461)
Superscape intangible assets	(2,052)	(37)	(2,089)	(3,025)	(447)	(3,472)
Other	—	(24)	(24)	—	(14)	(14)

Net deferred tax assets	31,556	25,289	56,845	25,614	24,245	49,859

Less valuation allowance	(31,556)	(26,978)	(58,534)	(25,614)	(26,706)	(52,320)

Net deferred tax liability	$—	$(1,689)	$(1,689)	$—	$(2,461)	$(2,461)

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, the Company repatriated certain distributable earnings from a subsidiary in China. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will reverse in the foreseeable future.

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each of its jurisdictions except for one entity in China.

At December 31, 2009, the Company has net operating loss carryforwards of approximately $55,217 and $47,216 for federal and state tax purposes, respectively. These carryforwards will expire from 2011 to 2028. In addition, the Company has research and development tax credit carryforwards of approximately $1,604 for federal income tax purposes and $1,503 for California tax purposes. The federal research and development tax credit carryforwards will begin to expire in 2021. The California state research credit will carry forward indefinitely. The Company has approximately $2,227 of foreign tax credit carryforwards that will expire beginning in 2017, and approximately $12 of state alternative minimum tax credits that will carryforward indefinitely. In addition, at December 31, 2009, the Company has net operating loss carryforwards of approximately $90,996 for United Kingdom tax purposes.

The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382. Total net operating losses of $90,996 are available in the United Kingdom, however, of those losses $89,628 are limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2009	2008	2007

Beginning balance	$2,406	$2,208	$575
Reductions of tax positions taken during previous years	(33)	(256)	—
Additions based on uncertain tax positions related to the current period	502	401	367
Additions based on uncertain tax positions related to prior periods	24	53	113
Additions based on uncertain tax positions related to acqusitions	—	—	1,153

Ending balance	$2,899	$2,406	$2,208

As of December 31, 2009, approximately $90 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. A portion of this amount, if recognized, would adjust the Company’s deferred tax assets which are subject to valuation allowance. The Company does not anticipate any significant changes to its uncertain tax positions within the next twelve months. As of December 31, 2008, approximately $93 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $3,279 of interest and penalties on uncertain tax positions as of December 31, 2009, as compared to $3,057 as of December 31, 2008. Approximately $232 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2009.

One of the Company’s subsidiaries in China has received approval as a High & New Technology Enterprise qualification from the Ministry of Science and Technology, and also as the Software Enterprise Qualification from the Ministry of Industry and Information Technology. These qualifications provide preferential income tax treatment which will be effected upon the approval of the Company’s application with the State Administration of Taxation to apply the favorable tax benefits to operations beginning January 1, 2009. In the event that the State Administration for Taxation approves the Company’s application, certain taxes that were expensed in 2009 could be refunded and certain deferred tax assets and liabilities will be revalued.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom and China. The Company’s federal tax return is open by statute for tax years 2001 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2001 and forward. The statute of limitations for the Company’s 2007 tax return in the United Kingdom will close in 2010. The Company’s China income tax returns are open by statute for tax years 2002 and forward. In practice, a tax audit, examination or tax assessment notice issued by the Chinese tax authorities does not represent finalization or closure of a tax year.

NOTE 13 —	SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information on a geographic basis, however these aggregate into one operating segment for purposes of allocating resources and evaluating financial performance. Accordingly, the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.

The Company generates its revenues in the following geographic regions:

	Year Ended December 31,
	2009	2008	2007

United States of America	$37,918	$43,046	$35,997
United Kingdom	2,744	4,913	6,813
China	7,676	8,883	132
Americas, excluding the USA	10,278	9,588	5,284
EMEA, excluding the United Kingdom	17,826	20,274	15,421
Other	2,902	3,063	3,220

	$79,344	$89,767	$66,867

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2009	2008	2007

Americas	$2,194	$3,208	$1,806
EMEA	700	790	1,146
Other	450	863	865

	$3,344	$4,861	$3,817

NOTE 14 —	RESTRUCTURING

Restructuring information as of December 31, 2009 was as follows:

	Fiscal 2009 Restructuring		Fiscal 2008 Restructuring
		Facilities		Facilities	Superscape
	Workforce	Related	Workforce	Related	Plan	Total

Balance as of December 31, 2007
Charges assumed as part of acquisition	$—	—	$—	—	3,768	$3,768
Charges to operations	—	—	989	755	—	1,744
Charges settled in cash	—	—	(889)	(312)	(3,311)	(4,512)

Balance as of December 31, 2008	—	—	100	443	457	1,000
Charges to operations	1,009	867	—	—	—	1,876
Non Cash Adjustments		(62)			(11)	(73)
Charges settled in cash	(380)	(68)	(100)	(443)	(406)	(1,397)

Balance as of December 31, 2009	$629	$737	$—	$—	$40	$1,406

During 2008 and 2009, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the year ended December 31, 2009, the Company incurred $1,876 in restructuring charges. These charges included $1,009 of workforce related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $867 of facility related charges, comprised of $709 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. These amounts were partially offset by a $73 non-cash adjustment, primarily relating to a write down in fixed assets associated with the restructuring of the Company’s EMEA headquarters. During the year ended December 31, 2008, the Company incurred $1,744 in restructuring charges. These charges included $989 related to employee severance and benefit arrangements due to the termination of employees in France, Hong Kong, Sweden, the United Kingdom and the United States and $755 related to vacated office space at the Company’s headquarters.

As of December 31, 2009 the Company’s remaining restructuring liability of $1,406 was comprised of $629 of severance and benefit payments due to the Company’s former Chief Executive Officer, which were paid in the first quarter of 2010 and $777 of facility related costs that are expected to be paid over the remainder of the lease terms of one to three years. However, any changes in the assumptions used in the Company’s vacated facility accrual could result in additional charges in the future. As of December 31, 2008 the Company’s restructuring liability of $1,000 was comprised of $100 of severance and benefit payments and $900 of facility related costs.

In fiscal year 2010 and as part of the Company’s restructuring plan implemented in the first quarter of 2010, the Company anticipates incurring approximately $475 of restructuring charges relating to employee severance and benefit arrangements associated with the terminations of employees in China, the United Kingdom and the United States

NOTE 15 —	QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2008 and 2009. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2008				2009
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(In thousands)

Revenues	$20,592	$23,704	$23,894	$21,577	$20,775	$19,872	$19,645	$19,052
Cost of revenues:
Royalties	5,488	5,399	5,753	5,920	5,813	5,667	5,302	5,047
Impairment of prepaid
royalties and guarantees	—	234	1,921	4,158	—	589	513	5,489
Amortization of intangible assets	1,708	3,135	3,247	3,220	2,848	1,412	1,420	1,412

Total cost of revenues	7,196	8,768	10,921	13,298	8,661	7,668	7,235	11,948

Gross profit	13,396	14,936	12,973	8,279	12,114	12,204	12,410	7,104

Operating expenses:
Research and development	6,520	8,861	9,223	7,536	6,397	6,648	6,662	6,268
Sales and marketing	5,782	6,042	6,004	8,239	4,112	3,546	3,556	3,188
General and administrative	5,395	6,096	5,085	4,395	4,485	3,905	3,986	3,895
Amortization of intangible assets	68	69	67	57	51	51	58	55
Acquired in-process research and development	1,039	71	—	—	—	—	—	—
Impairment of goodwill	—	—	46,618	22,880	—	—	—	—
Restructuring charge	75	86	126	1,458	—	513	919	444

Total operating expenses	18,879	21,225	67,123	44,565	15,045	14,663	15,181	13,850

Income (loss) from operations	(5,483)	(6,289)	(54,150)	(36,286)	(2,931)	(2,459)	(2,771)	(6,746)
Interest and other
income (expense), net	611	(99)	(1,894)	25	(807)	457	(300)	(477)

Loss before income taxes and
minority interest	(4,872)	(6,388)	(56,044)	(36,261)	(3,738)	(2,002)	(3,071)	(7,223)
Income tax benefit (provision)	(1,130)	(213)	(822)	(961)	(2,019)	464	(917)	312

Net loss	$(6,002)	$(6,601)	$(56,866)	$(37,222)	$(5,757)	$(1,538)	$(3,988)	$(6,911)

Net loss per share — basic and diluted	$(0.21)	$(0.23)	$(1.93)	$(1.26)	$(0.19)	$(0.05)	$(0.13)	$(0.23)

NOTE 16 —	SUBSEQUENT EVENTS

Effective January 4, 2010, the Company’s Board of Directors appointed Niccolo de Masi to serve as President and Chief Executive Officer of the Company, replacing William J. Miller who had been serving as interim President and Chief Executive Officer since the departure of Greg Ballard from the Company on December 1, 2009. In addition, Mr. de Masi was also appointed as a director of the Company effective as of January 4, 2010. Mr. Miller, who had been serving as co-Chairman of the Company’s Board of Directors along with Daniel L. Skaff, was named the Company’s sole Chairman of the Board effective January 4, 2010.

In connection with the appointment of Niccolo de Masi as the Company’s President and Chief Executive Officer, the Compensation Committee of the Company’s Board of Directors granted Mr. de Masi a non-qualified stock option under the Inducement Plan to purchase 1,250 shares of the Company’s common stock, with a per share exercise price equal to $1.21 (the closing price of the Company’s common stock on the January 4, 2010 grant date). The grant will vest over four years, with 25% of the total number of shares subject to the option vesting on the one-year anniversary of the date of grant and the remainder vesting monthly thereafter. Vesting will depend on Mr. de Masi’s continued service with the Company.

On February 10, 2010, the Company announced details of its global restructuring plan. The Company anticipates incurring approximately $475 in costs associated with severance and termination benefits.

On February 10, 2010, the Company entered into Amendment No. 2 to Amended and Restated Loan and Security Agreement with the lender (the “Second Amendment”). The Second Amendment amends the financial covenant contained in the Amended and Restated Loan and Security Agreement dated as of December 29, 2008 (the “Loan Agreement”) relating to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which covenant had been previously amended pursuant to Amendment No. 1 to the Loan Agreement entered into on August 24, 2009. The Second Amendment (i) changed the measurement period for the EBITDA covenant from a rolling six-month calculation to a quarterly calculation and (ii) requires the Company to maintain minimum EBITDA requirements as disclosed in Note 8.

On March 18, 2010, the Company entered into Amendment No. 3 to Amended and Restated Loan and Security Agreement with the lender (the “Third Amendment”). The Third Amendment (i) extended the maturity date of the Loan Agreement from December 22, 2010 until June 30, 2011, (ii) requires the Company to maintain minimum EBITDA requirements as disclosed in Note 8, and (iii) increases the interest rate for borrowings under the Loan Agreement by 0.75%; the rate was increased from the lender’s prime rate, plus 1.0%, but no less than 5.0%, to the lender’s prime rate, plus 1.75%, but no less than 5.0%.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

This report is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors. Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors. We disclose amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website.

EXECUTIVE OFFICERS

The following table shows our executive officers as of March 30, 2010 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Niccolo M. de Masi	29	President, Chief Executive Officer and Director
Alessandro Galvagni	39	Senior Vice President of Global Product Development and Chief Technology Officer
Eric R. Ludwig	40	Senior Vice President, Chief Financial Officer and Assistant Secretary
Kevin S. Chou	38	Vice President, General Counsel and Secretary
Thomas M. Perrault	45	Vice President, Global Human Resources

Niccolo M. de Masi has served as our President and Chief Executive Officer and as one of our directors since January 2010. Prior to joining Glu, Mr. de Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to October 2009. Prior to joining Hands-On Mobile, Mr. de Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007. Mr. de Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer where he was responsible for formulating and implementing Monstermob’s growth and product strategy. Prior to joining Monstermob, Mr. de Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London. He has also worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor. Mr. de Masi holds B.A. and M.A. degrees in Physics, and an MSci. degree in Electronic Engineering — all from Cambridge University.

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

Eric R. Ludwig has served as our Senior Vice President, Chief Financial Officer and Assistant Secretary since August 2008, served as our Vice President, Finance, Interim Chief Financial Officer and Assistant Secretary from May 2008 to August 2008, served as our Vice President, Finance and Assistant Secretary since July 2006, served as our Vice President, Finance since April 2005, and served as our Director of Finance from January 2005 to April 2005. Prior to joining us, from January 1996 to January 2005, Mr. Ludwig held various positions at Instill

Corporation, an on-demand supply chain software company, most recently as Chief Financial Officer, Vice President, Finance and Corporate Secretary. Prior to Instill, Mr. Ludwig was Corporate Controller at Camstar Systems, Inc., an enterprise manufacturing execution and quality systems software company, from May 1994 to January 1996. He also worked at Price Waterhouse L.L.P. from May 1989 to May 1994. Mr. Ludwig holds a B.S. in commerce from Santa Clara University and is a Certified Public Accountant (inactive).

Kevin S. Chou has served as our Vice President, General Counsel and Secretary since July 2006. He also served as our Interim Vice President of Global Human Resources from May 2008 to August 2008. Prior to joining us, Mr. Chou served as Senior Counsel at Knight-Ridder, Inc., a newspaper publishing and Internet company, from August 2005 to July 2006, where he oversaw the legal functions for Knight-Ridder Digital, the company’s Internet subsidiary. From September 2002 to August 2005, he served as Associate General Counsel at The Thomas Kinkade Company, an art publishing company. Mr. Chou served as General Counsel of Dialpad Communications, Inc., an Internet telephony company, from October 2000 to March 2002. Previously, Mr. Chou was an associate at Fenwick & West LLP, a law firm serving technology and life sciences clients, and Orrick, Herrington & Sutcliffe, an international law firm. Mr. Chou holds a B.S. in economics from the University of California at Berkeley and a J.D. from Yale Law School.

Thomas M. Perrault has served as our Vice President, Global Human Resources since August 2008. Prior to joining us, Mr. Perrault was Vice President of Human Resources for ZipRealty, Inc., a full service, on-line national real estate company, from January 2007 through October 2007 where he was responsible for all aspects of the company’s human resources function. Prior to ZipRealty, Mr. Perrault was a Senior Human Resources Director with Blue Shield of California from April 2004 to December 2006, where he was responsible for providing generalist support to the largest business unit. Prior to Blue Shield of California, Mr. Perrault was a Senior Human Resources Director with Brocade Communications, a supplier of data center networking solutions, from April 2002 to March 2004. Mr. Perrault has also held senior human resources positions with CoSine Communications and Silicon Graphics Inc. Mr. Perrault began his career as a legislative attorney for the United States Postal Service in Washington, D.C. Mr. Perrault holds a B.A. in history and political science from Rice University and a J.D. from Duke University School of Law.

Item 11.	Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 58.

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

GLU MOBILE INC.

By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi,
President and Chief Executive Officer

Date: March 31, 2010

By:	/s/ Eric R. Ludwig
Eric R. Ludwig,
Senior Vice President and Chief Financial Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Niccolo M. de Masi Niccolo M. de Masi	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/s/ Eric R. Ludwig Eric R. Ludwig	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ William J. Miller William J. Miller	Chairman of the Board	March 31, 2010

/s/ Ann Mather Ann Mather	Director	March 31, 2010

/s/ Richard A. Moran Richard A. Moran	Director	March 31, 2010

/s/ Hany M. Nada Hany M. Nada	Director	March 31, 2010

/s/ A. Brooke Seawell A. Brooke Seawell	Director	March 31, 2010

/s/ Daniel L. Skaff Daniel L. Skaff	Director	March 31, 2010

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	March 31, 2010

Exhibit Index

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01		Agreement and Plan of Merger, dated as of November 28, 2007, by and among Glu Mobile Inc., Maverick Acquisition Corp., Awaken Limited, Awaken (Beijing) Communications Technology Co. Ltd., Beijing Zhangzhong MIG Information Technology Co. Ltd., Beijing Qinwang Technology Co. Ltd., each of Wang Bin, Wang Xin and You Yanli, and Wang Xin, as Representative (the “MIG Merger Agreement”).	8-K	001-33368	2.01	12/03/07
2.02		Amendment to the MIG Merger Agreement.	8-K	001-33368	2.01	12/30/08
2.03		Recommended Cash Offer by Glu Mobile Inc. for Superscape Group plc.	8-K	001-33368	2.01	01/25/08
2.04		Form of Acceptance, Authority and Election by Glu Mobile Inc. for Superscape Group plc.	8-K	001-33368	2.02	01/25/08
3.01		Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07
3.02		Amended and Restated Bylaws of Glu Mobile Inc.	8-K	001-33368	99.01	10/28/08
4.01		Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07
4.02		Amended and Restated Investors’ Rights Agreement, dated as of March 29, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc. and the Amendment No. 1 and Joinder to the Amended and Restated Investor Rights Agreement dated May 5, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc.	S-1	333-139493	4.02	12/19/06
10	.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of June 15, 2009.	8-K	001-33368	10.01	06/15/09
10	.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07
10	.03#	2007 Equity Incentive Plan and forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement, (d) Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement and (e) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07
10	.04#	2007 Employee Stock Purchase Plan, as amended and restated on July 1, 2009.	10-Q	001-33368	10.01	11/09/09

			Incorporated by Reference
Exhibit							Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit		Date	Herewith

10	.05#	2008 Equity Inducement Plan, as amended and restated on December 28, 2009, and forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.						X
10	.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05		08/14/08
10	.07#	Interim CFO Retention Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of May 9, 2008.	10-Q	001-33368	10.04		08/14/08
10	.08#	Form of Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and each of Kevin S. Chou, Alessandro Galvagni, Eric R. Ludwig and Thomas M. Perrault.	10-K	001-33368	10.08		03/13/09
10	.09#	Glu Mobile Inc. 2009 Executive Bonus Plan, dated as of February 25, 2009.	8-K	001-33368	10.01		03/03/09
10	.10#	Description of 2009 Target Bonuses under the 2009 Executive Bonus Plan of Glu Mobile Inc. (contained in Item 5.02 of the Form 8-K).	8-K	001-33368	10.02		03/03/09
10	.11#	Glu Mobile Inc. 2010 Executive Bonus Plan	8-K	001-33368	99.01		12/22/09
10	.12#	Employment Agreement for Niccolo M. de Masi, dated December 28, 2009	8-K	001-33368	99.02		01/04/10
10	.13#	Change of Control Severance Agreement, dated as of December 28, 2009, by and between Glu Mobile Inc. and Niccolo M. de Masi	8-K	001-33368	99.03		01/04/10
10	.14#	Summary of Compensation Terms of Kevin S. Chou, dated as of October 31, 2008.	10-Q	001-33368	10.02		11/14/08
10	.15#	Offer Letter, dated as of July 17, 2008, between Glu Mobile Inc. and Thomas M. Perrault.	10-Q	001-33368	10.01		11/14/08
10	.16#	Description of Retention Arrangements with Alessandro Galvagni and Eric R. Ludwig	10-Q	001-33368	10.03		11/09/09
10	.17#	Non-Employee Director Compensation Program, dated as of January 28, 2009.	10-K	001-33368	10.17		03/13/09
10.18		Lease Agreement at San Mateo Centre II and III dated as of January 23, 2003, as amended on June 26, 2003, December 5, 2003, October 11, 2004 and May 31, 2005, by and between CarrAmerica Realty, L.P. and Glu Mobile Inc.	S-1	333-139493	10.05		12/19/06
10.19		Sublease dated as of August 22, 2007, between Oracle USA, Inc., and Glu Mobile Inc.	8-K	001-33368	10.1		08/28/07
10	.20+	BREW Application License Agreement dated as of February 12, 2002 by and between Cellco Partnership (d.b.a. Verizon Wireless) and Glu Mobile Inc.	S-1/A	333-139493	10	.11.1	01/10/07

			Incorporated by Reference
Exhibit							Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit		Date	Herewith

10	.21+	BREW Developer Agreement dated as of November 2, 2001, as amended, by and between Qualcomm Inc. and Glu Mobile Inc.	S-1/A	333-139493	10	.11.2	01/10/07
10.22		Form of Warrant dated as of May 2, 2006 by and between Pinnacle Ventures I Equity Holdings LLC and Glu Mobile Inc., by and between Pinnacle Ventures I Affiliates, L.P. and Glu Mobile Inc., and by and between Pinnacle Ventures II Equity Holdings, LLC and Glu Mobile Inc.	S-1	333-139493	10.20		12/19/06
10.23		Second Amendment to Loan and Security Agreement between Glu Mobile Inc. and Silicon Valley Bank, dated November 4, 2008.	8-K	011-33368	10.01		11/04/08
10.24		Amended and Restated Loan and Security Agreement dated as of December 29, 2008, among Silicon Valley Bank, Glu Mobile Inc., Glu Games Inc. and Superscape Inc	8-K	001-33368	10.06		12/30/08
10.25		Amendment No. 1 to Amended and Restated Loan and Security Agreement by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank	8-K	001-33368	99.01		08/24/09
10.26		Amendment No. 2 to Amended and Restated Loan and Security Agreement by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank	8-K	001-33368	99.01		02/10/10
10.27		Amendment No. 3 to Amended and Restated Loan and Security Agreement by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank	8-K	001-33368	99.01		03/22/10
10.28		Form of Senior Subordinated Secured Promissory Note, between Glu Mobile Inc. and each of the former shareholders of Beijing Zhangzhong MIG Information Technology Co. Ltd., dated as of December 29, 2008.	8-K	001-33368	10.01		12/30/08
10.29		Secured Promissory Note in the principal amount of $2,500,000, between Beijing Zhangzhong MIG Information Technology Co., Ltd. and Wang Bin, dated as of December 29, 2008.	8-K	001-33368	10.02		12/30/08
10.30		Secured Promissory Note in the principal amount of $2,500,000, between Beijing Zhangzhong MIG Information Technology Co., Ltd. and Wang Xin, dated as of December 29, 2008.	8-K	001-33368	10.03		12/30/08
10.31		Security Agreement, among Glu Mobile Inc., and each of the former shareholders of Beijing Zhangzhong MIG Information Technology Co. Ltd. and Wang Xin, dated as of December 29, 2008.	8-K	001-33368	10.04		12/30/08

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.32	Guaranty Agreement, among Glu Mobile Inc., Wang Bin and Wang Xin, dated as of December 29, 2008.	8-K	001-33368	10.05	12/30/08
21.01	List of Subsidiaries of Glu Mobile Inc.					X
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

#	Indicates management compensatory plan or arrangement.

+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933 and Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.