Form 10-Q
period 2010-03-31
GLU MOBILE INC
filed 2010-05-14
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 001-33368
Glu Mobile Inc.
(Exact name of the Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2143667 (I.R.S. Employer Identification No.)
2207 Bridgepointe Parkway, Suite 300
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of April 30, 2010: 30,610,219 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,474	$10,510
Accounts receivable, net	13,344	16,030
Prepaid royalties	4,614	6,738
Prepaid expenses and other	2,185	2,520

Total current assets	30,617	35,798
Property and equipment, net	2,953	3,344
Prepaid royalties	809	96
Other long-term assets	802	833
Intangible assets, net	11,759	13,059
Goodwill	4,610	4,608

Total assets	$51,550	$57,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,154	$4,480
Accrued liabilities	940	817
Accrued compensation	2,526	1,829
Accrued royalties	10,105	12,604
Accrued restructuring	824	1,406
Deferred revenues	1,169	914
Current portion of long-term debt	15,038	16,379

Total current liabilities	34,756	38,429
Other long-term liabilities	7,919	7,616

Total liabilities	42,675	46,045

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at March 31, 2010 and December 31, 2009; 30,575 and 30,360 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	188,758	188,078
Accumulated other comprehensive income	1,089	931
Accumulated deficit	(180,975)	(177,319)

Total stockholders’ equity	8,875	11,693

Total liabilities and stockholders’ equity	$51,550	$57,738

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$17,289	$20,775
Cost of revenues:
Royalties	4,691	5,813
Amortization of intangible assets	1,228	2,848

Total cost of revenues	5,919	8,661

Gross profit	11,370	12,114

Operating expenses:
Research and development	6,661	6,397
Sales and marketing	2,971	4,112
General and administrative	3,813	4,485
Amortization of intangible assets	55	51
Restructuring charge	594	—

Total operating expenses	14,094	15,045

Loss from operations	(2,724)	(2,931)
Interest and other income/(expense), net:
Interest income	7	18
Interest expense	(304)	(364)
Other expense, net	(334)	(461)

Interest and other income/(expense), net	(631)	(807)

Loss before income taxes	(3,355)	(3,738)
Income tax provision	(301)	(2,019)

Net loss	$(3,656)	$(5,757)

Net loss per common share — basic and diluted:	$(0.12)	$(0.19)

Weighted average common shares outstanding — basic and diluted	30,458	29,595

Stock-based compensation expense included in:
Research and development	$164	$180
Sales and marketing	73	151
General and administrative	287	433
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,656)	$(5,757)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and accretion	563	593
Amortization of intangible assets	1,283	2,899
Stock-based compensation	524	764
MIG earnout expense	—	656
Interest expense on debt	265	276
Amortization of loan agreement costs	39	38
Non-cash foreign currency remeasurement gain	332	442
Changes in allowance for doubtful accounts	212	20
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,286	(130)
Prepaid royalties	1,409	(1,034)
Prepaid expenses and other assets	265	678
Accounts payable	(370)	(393)
Other accrued liabilities	72	221
Accrued compensation	708	67
Accrued royalties	(2,364)	(482)
Deferred revenues	258	(8)
Accrued restructuring charge	(582)	(349)
Other long-term liabilities	326	(1,045)

Net cash provided by/(used in) operating activities	1,570	(2,544)

Cash flows from investing activities:
Purchase of property and equipment	(108)	(305)

Net cash used in investing activities	(108)	(305)

Cash flows from financing activities:
Proceeds from line of credit	11,797	18,312
Payments on line of credit	(13,341)	(13,851)
MIG loan payments	—	(6,000)
Proceeds from exercise of stock options and ESPP	156	11

Net cash used in financing activities	(1,388)	(1,528)

Effect of exchange rate changes on cash	(110)	(115)

Net decrease in cash and cash equivalents	(36)	(4,492)
Cash and cash equivalents at beginning of period	10,510	19,166

Cash and cash equivalents at end of period	$10,474	$14,674

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2010 and its results of operations for the three months ended March 31, 2010 and 2009, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2010 has been derived from the unaudited condensed consolidated financial statements as of that date.
The Company had $10,474 of cash and cash equivalents as of March 31, 2010. During the three months ended March 31, 2010, the Company generated $1,570 of cash from operating activities, which was offset by $108 of cash used in investing activities and $1,388 of cash used in financing activities. The Company expects to continue to fund its operations and satisfy its contractual obligations for 2010 primarily through its cash and cash equivalents, borrowings under the Company’s revolving credit facility and any cash generated by operations. However, there can be no assurances that the Company will be able to generate positive operating cash flow during 2010 or beyond. The Company believes its cash and cash equivalents, together with any cash flows from operations and borrowings under its credit facility will be sufficient to meet its anticipated cash needs through for at least the next 12 months. However, the Company’s cash requirements for the next 12 months may be greater than anticipated due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than currently anticipated, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries, a deterioration of the quality of the Company’s accounts receivable, which could lower the borrowing base under its credit facility, and any failure on the Company’s part to remain in compliance with the covenants under the revolving credit facility. The Company currently expects that it will be able to comply with the EBITDA-related covenant contained in the credit facility. If revenues are lower than anticipated, the Company may be required to reduce its operating expenses to remain in compliance with this covenant. Reducing operating expenses could be very challenging for the Company, since it undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first quarter of 2010 that reduced operating expenses significantly. However, the Company expects to continue its efforts to reduce operating expenses during the first half of 2010. Reducing operating expenses further than the Company currently anticipates could have the effect of reducing revenues. On August 24, 2009, February 10, 2010 and March 18, 2010, the Company entered into amendments to its Loan and Security Agreement with the lender, which (1) reduced certain of the minimum targets contained in the EBITDA-related covenant, (2) changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation, (3) extended the maturity date of the Loan and Security Agreement from December 22, 2010 until June 30, 2011 and (4) increased the interest rate for borrowings under the Loan and Security Agreement by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0% (see Note 6). As of March 31, 2010, the Company was in compliance with the modified covenants.

If the Company’s cash sources are insufficient to satisfy the Company’s cash requirements, the Company may seek to raise additional capital by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, seeking to increase the amount available to the Company for borrowing under the Company’s credit facility, procuring a new debt facility, selling some of the Company’s assets, and/or seeking to restructure the MIG earnout and bonus payments. The Company may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to it, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to the Company’s stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of the Company’s common stock, all of which is subject to the provisions of the credit facility. Additionally, the Company may be unable to increase the size of the Company’s credit facility or procure a new debt facility, or to do so on terms that are acceptable to it, particularly in light of the current credit market conditions. Similarly, the Company may be unable to restructure the MIG earnout and bonus payments to the extent it may need. If the amount of cash that the Company generates from operations is less than anticipated or if the Company uses cash in its operations, it could also be required to extend the term of its credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit the Company’s ability to achieve profitability in the future. The credit facility also contains other customary events of default, including a “material adverse change” clause (see Note 6).
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
The following table summarizes the revenues from customers that accounted for in excess of 10% of the Company’s revenues for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Verizon Wireless	18.0%	21.8%
China Mobile	*	12.2

*	Revenues from the customer were less than 10% during the period.
At March 31, 2010, Verizon Wireless accounted for 24.4% of total accounts receivable. At December 31, 2009, Verizon Wireless accounted for 24.1% of total accounts receivable. No other carrier represented more than 10% of the Company’s total accounts receivable as of these dates.
Net Loss Per Share
The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average number of unvested common shares subject to repurchase by the Company.

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(3,656)	$(5,757)

Basic and diluted shares:
Weighted average common shares outstanding	30,459	29,596
Weighted average unvested common shares subject to repurchase	(1)	(1)

Weighted average shares used to compute basic and diluted net loss per share	30,458	29,595

Net loss per share — basic and diluted	$(0.12)	$(0.19)

The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2010	2009
Warrants to purchase common stock	106	106
Unvested common shares subject to repurchase	1	1
Options to purchase common stock	5,734	5,010

	5,841	5,117

Recent Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification (“ASC”) 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.
In October 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”) which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.
In June 2009, the FASB issued Statement 167, which amended the consolidation guidance that applies to variable interest entities (“VIE”) under ASC 810, Consolidation (“ASC 810”). The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company adopted this guidance on January 1, 2010. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during 2009 or the first quarter of 2010, the Company believes ASC 805 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.

Note 2 — Fair Value Measurements
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
Effective January 1, 2010, the Company adopted ASU 2010-06, which amended ASC 820 to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The adoption of the amended disclosure requirements for fair value measurements did not affect the disclosures because the Company did not transfer financial assets or liabilities between levels in the fair value hierarchy. The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of March 31, 2010, the Company had $10,474 in cash and cash equivalents.
Note 3 — Balance Sheet Components
Accounts Receivable

	March 31,	December 31,
	2010	2009
Accounts receivable	$14,102	$16,576
Less: Allowance for doubtful accounts	(758)	(546)

	$13,344	$16,030

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three months ended March 31, 2010 and 2009.
Property and Equipment

	March 31,	December 31,
	2010	2009
Computer equipment	$5,207	$5,167
Furniture and fixtures	471	455
Software	2,748	2,742
Leasehold improvements	3,319	3,360

	11,745	11,724
Less: Accumulated depreciation and amortization	(8,792)	(8,380)

	$2,953	$3,344

Depreciation expense for the three months ended March 31, 2010 and 2009 was $563 and $593, respectively.
Other Long-Term Liabilities

	March 31,	December 31,
	2010	2009
Accrued royalties	$440	$96
Uncertain tax position obligations	4,633	4,614
Deferred income tax liability	1,737	1,736
Other	1,109	1,170

	$7,919	7,616

Note 4 — Goodwill and Intangible Assets
The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2010 and December 31, 2009 were as follows:

		March 31, 2010			December 31, 2009
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,463	$(13,463)	$—	$13,599	$(13,411)	$188
Catalogs	1 yr	1,172	(1,172)	—	1,239	(1,239)	—
ProvisionX Technology	6 yrs	193	(168)	25	204	(168)	36
Carrier contract and related relationships	5 yrs	18,488	(7,854)	10,634	18,558	(7,149)	11,409
Licensed content	5 yrs	2,744	(2,111)	633	2,753	(1,902)	851
Service provider license	9 yrs	431	(110)	321	431	(98)	333
Trademarks	3 yrs	542	(542)	—	544	(512)	32

		37,033	(25,420)	11,613	37,328	(24,479)	12,849

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,250	(1,104)	146	1,321	(1,111)	210
Noncompete agreement	2 yrs	547	(547)	—	578	(578)	—

		1,797	(1,651)	146	1,899	(1,689)	210

Total intangibles assets		$38,830	$(27,071)	$11,759	$39,227	$(26,168)	$13,059

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended March 31, 2010 and 2009, the Company recorded amortization expense in the amounts of $1,228 and $2,848 respectively, in cost of revenues. During the three months ended March 31, 2010 and 2009, the Company recorded amortization expense in the amounts of $55 and $51, respectively, in operating expenses.

As of March 31, 2010, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Year Ending December 31,	Revenues	Expenses	Expense
2010 (remaining nine months)	$2,983	$146	$3,129
2011	2,856	—	2,856
2012	2,739	—	2,739
2013	2,671	—	2,671
2014	270	—	270
2015 and thereafter	94	—	94

	$11,613	$146	$11,759

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
Goodwill by geographic region for the periods indicated was as follows:

	March 31, 2010				December 31, 2009
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total

Balance as of January 1
Goodwill	$24,871	$25,354	$23,881	$74,106	$24,871	$25,354	$23,895	$74,120
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	—	—	4,608	4,608	—	—	4,622	4,622
Goodwill Acquired during the year	—	—	—	—	—	—	—	—
Effects of Foreign Currency Exchange	—	—	2	2	—	—	(14)	(14)
Adjustments	—	—	—	—	—	—	—	—
Impairment Losses	—	—	—	—	—	—	—	—

Balance as of	—	—	4,610	4,610	—	—	4,608	4,608
Goodwill	24,871	25,354	23,883	74,108	24,871	25,354	23,881	74,106

Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$—	$—	$4,610	$4,610	$—	$—	$4,608	$4,608

In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”) the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of September 30.
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
The Company has three geographic segments comprised of the 1) Americas, 2) APAC and 3) EMEA regions. As of March 31, 2010, the Company had goodwill attributable to the APAC reporting unit. The Company performed an annual impairment review as of September 30, 2009 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, were determined using the Company’s best estimates as of the date of the impairment review.

Note 5 — Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating facility leases with various expiration dates through July 2013. Rent expense for the three months ended March 31, 2010 and 2009 was $665 and $666, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $338 and $440 at March 31, 2010 and December 31, 2009, respectively, and was included within other long-term liabilities.
At March 31, 2010, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Year Ending December 31,	Payments	Income	Payments
2010 (remaining nine months)	$2,405	$88	$2,317
2011	3,016	78	2,938
2012	1,837	—	1,837
2013	194	—	194

	$7,452	$166	$7,286

Minimum Guaranteed Royalties
The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of March 31, 2010 were as follows:

Minimum
Guaranteed
Year Ending December 31,	Royalties
2010 (remaining nine months)	$3,104
2011	348
2012	42
2013 and thereafter	50

$3,544

Commitments in the above table include $2,052 of guaranteed royalties to licensors that are included in the Company’s consolidated balance sheet as of March 31, 2010 because the licensors do not have any significant performance obligations. These commitments are included in both current and long-term prepaid and accrued royalties.
Income Taxes
As of March 31, 2010, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of March 31, 2010, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements
The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2010 or December 31, 2009.
In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2010 or December 31, 2009.
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
Note 6 — Debt
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
As of March 31, 2010, the Company had paid $14,000 of principal and $191 of interest to the MIG shareholders related to the Earnout Notes. On May 1, 2010, the Company paid an additional $1,500 of principal and $350 of interest to the MIG shareholders related to the Earnout Notes.
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

5,000

The Special Bonus Notes are guaranteed by the Company and the Company’s obligations are secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes are subordinated to the Credit Facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, and may be paid off in advance without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes. The Company has recorded the entire $5,000 of the Special Bonus Notes as of March 31, 2010 as the former MIG shareholders are fully vested in the special bonus.
As of March 31, 2010, the Company’s remaining debt related to the Earnout and Special Bonus Notes was all current and amounted to $11,924. On May 1, 2010, the Company paid the MIG shareholders $937 of principal and $379 of interest related to the Special Bonus Notes.
Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value of the Earnout and Special Bonus Notes of $11,924 in principal and accrued interest approximates fair value.
Credit Facility
In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), which amended and superseded the Loan and Security Agreement entered into in February 2007, as amended. On August 24, 2009 and February 10, 2010, the Company entered into amendments to the Credit Facility, which reduced certain of the minimum targets contained in the EBITDA-related covenant discussed below. The February 10, 2010 amendment also changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, the Company entered into a third amendment to the agreement which extended the maturity date of the Credit Facility from December 22, 2010 until June 30, 2011 and increased the interest rate for borrowings under the Credit Facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%.The Credit Facility provides for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The maximum amount available for borrowing under the Credit Facility was limited to $3,871 as of March 31, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.
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
As of March 31, 2010, the Company was in compliance with all covenants of the Credit Facility and had outstanding obligations of $3,114. Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value approximates fair value.

Note 7 — Stockholders’ Equity
Warrants to Purchase Common Stock
Warrants outstanding as of March 31, 2010 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income/(loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.
Note 8 — Stock Option and Other Benefit Plans
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
As of March 31, 2010, 2,721 shares were available for future grants under the 2007 Plan.
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
As of March 31, 2010, 616 shares were available for issuance under the 2007 Purchase Plan.
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
As of March 31, 2010, 18 shares were reserved for future grants under the Inducement Plan.
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

Stock Option Activity
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2010:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2009	2,654	4,841	$3.49
Increase in authorized shares	911
Options granted	(1,372)	1,372	1.20
Options canceled	547	(547)	3.11
Options exercised	—	(15)	0.61

Balances at March 31, 2010	2,740	5,651	$2.98	4.66	$250

Options vested and expected to vest at March 31, 2010		4,797	$3.27	4.51	$213
Options exercisable at March 31, 2010		2,329	$5.02	3.65	$69
The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $0.98 per share as of March 31, 2010. Consolidated net cash proceeds from option exercises were $9 and $11 for the three months ended March 31, 2010 and 2009, respectively. The Company realized no significant income tax benefit from stock option exercises during the three months ended March 31, 2010 or 2009. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended
	March 31,
	2010	2009
Dividend yield	—%	—%
Risk-free interest rate	1.35%	1.52%
Expected volatility	75.7%	50.4%
Expected term (years)	3.22	3.88
The Company based its expected volatility on the historical volatility of itself and of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $0.62 and $0.25, respectively.
The Company calculated employee stock-based compensation expense recognized in the three months ended March 31, 2010 and 2009 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended
	March 31,
	2010	2009
Research and development	$164	$180
Sales and marketing	73	151
General and administrative	287	433

Total stock-based compensation expense	$524	$764

As of March 31, 2010, the Company had $3,167 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, which will be recognized over a weighted average period of 3.09 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Note 9 — Income Taxes
The Company recorded an income tax provision of $301 and $2,019 for the three months ended March 31, 2010 and 2009, respectively, related to foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of March 31, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $2,860 and $2,899, respectively. As of March 31, 2010 and December 31, 2009, approximately $51 and $90, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $57 and $57 of interest on uncertain tax positions during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the Company had a liability of $3,336 and $3,279, respectively, related to interest and penalties for uncertain tax positions.
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
Note 10 — Segment Reporting
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

The Company generates its revenues in the following geographic regions:

	Three Months Ended
	March 31,
	2010	2009
United States of America	$8,249	$10,023
China	1,600	2,544
Americas, excluding the USA	2,176	2,154
EMEA	4,662	5,567
Other	602	487

	$17,289	$20,775

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2010	2009
Americas	$1,872	$2,194
EMEA	774	700
Other	307	450

	$2,953	$3,344

Note 11 — Restructuring
Restructuring information as of March 31, 2010 was as follows:

	Restructuring
	2010	2009		2008
			Facilities		Facilities	Superscape
	Workforce	Workforce	Related	Workforce	Related	Plan	Total
Balance as of January 1, 2007	$—	$—	$—	$—	$—	$—	$—
Charges assumed as part of acquisition	—	—	—	—	—	3,768	3,768
Charges to operations	—	—	—	989	755	—	1,744
Charges settled in cash	—	—	—	(889)	(312)	(3,311)	(4,512)

Balance as of December 31, 2008	—	—	—	100	443	457	1,000
Charges to operations	—	1,009	867	—	—	—	1,876
Non Cash Adjustments	—	—	(62)	—	—	(11)	(73)
Charges settled in cash	—	(380)	(68)	(100)	(443)	(406)	(1,397)

Balance as of December 31, 2009	—	629	737	—	—	40	1,406
Charges to operations	594	—	—	—	—	—	594
Non Cash Adjustments	—	—	—	—	—	(2)	(2)
Charges settled in cash	(435)	(629)	(110)	—	—	—	(1,174)

Balance as of March 31, 2010	$159	$—	$627	$—	$—	$38	$824

During 2008, 2009 and the first quarter of 2010, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2010 restructuring plan included $594 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. Since the inception of the 2009 restructuring plan through March 31, 2010, the Company incurred $1,876 in restructuring charges. These charges included $1,009 of workforce related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $867 of facility related charges, comprised of $709 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. These amounts were partially offset by a $73 non-cash adjustment, primarily relating to a write down in fixed assets associated with the restructuring of the Company’s EMEA headquarters. Since the inception of the 2008 restructuring plan through March 31, 2010, the Company incurred $1,744 in restructuring charges. These charges included $989 related to employee severance and benefit arrangements due to the termination of employees in France, Hong Kong, Sweden, the United Kingdom and the United States and $755 related to vacated office space at the Company’s headquarters. The Company does not expect to incur any additional charges under the 2009 and 2008 restructuring plans.

As of March 31, 2010, the Company’s remaining restructuring liability of $824 was comprised of $159 of severance and benefits payments due to the Company’s former General Manager of APAC, which are due to be paid in the second quarter of 2010, and $665 of facility related costs that are expected to be paid over the remainder of the lease terms of one to three years. However, any changes in the assumptions used in the Company’s vacated facility accrual could result in additional charges in the future. As of December 31, 2009, the Company’s remaining restructuring liability of $1,406 was comprised of $629 of severance and benefit payments due to the Company’s former Chief Executive Officer, which were paid in the first quarter of 2010, and $777 of facility related costs.
In the second quarter of 2010 and as part of the 2010 restructuring, the Company anticipates incurring approximately $350 of restructuring charges related to employee severance and benefit arrangements. A significant portion of these charges related to termination costs associated with fulfilling the terms of the separation agreement with the Company’s former Senior Vice President of Global Product Development and Chief Technology Officer, Alessandro Galvagni, announced on April 6, 2010.
Note 12 — Subsequent Events
On April 6, 2010, the Company announced that Alessandro Galvagni and Thomas M. Perrault, the Company’s former Vice President of Global Human Resources, would be leaving the Company, effective as of April 10 and April 15, 2010, respectively.
On May 6, 2010, the Company’s Board of Directors increased the size of the Board of Directors from eight directors to nine directors and elected Matthew A. Drapkin to the Board of Directors as a Class II director.

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
• our expectations regarding the development of future products, including those for smartphones, as well as our intention to shift a larger portion of our research and development expenses towards these development efforts;
• our expectation that a larger portion of the games we develop for smartphones will be based on our own intellectual property;
• our intention to focus our development efforts on persistent-state, freemium games and increase our use of in-game advertising, micro-transactions and other monetization techniques with respect to the games we develop for smartphones;
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
• our expectation regarding repatriating funds from China to the United States in the late second or early third quarter of 2010;
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this report. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:
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
Overview
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the first quarter of 2010, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
Financial Results and Trends
Revenues for the three months ended March 31, 2010 were $17.3 million, a 17% decrease compared to the three months ended March 31, 2009, in which we reported revenues of $20.8 million. This decrease was primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier business, which in turn led to a decrease in the number of games that we sold. The decrease was partially offset by the impact of foreign currency exchange rates, which had a greater positive impact on our revenues for the first three months of 2010 compared to the comparable period of 2009. The decline in our feature phone revenues was both a result of the global economic slowdown and the continued migration of users from traditional feature phones to more advanced platforms and smartphones, such as Apple’s iPhone, Google’s Android and Research In Motion’s BlackBerry, which offer enhanced functionality. We believe that this transition will continue to accelerate in 2010 as consumers increasingly upgrade their phones. As a result, we expect an overall decline in our revenues in 2010 from the sale of games that we develop for feature phones in our base carrier business, which we expect will still generate the substantial majority of our revenues in 2010.
As part of our strategy for growth in 2010 and beyond, we intend to significantly increase our studio capacity that is dedicated towards publishing mobile games that are widely accepted and commercially successful on the smartphone storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Although we experienced certain successes on these smartphone storefronts in 2009 and the first three months of 2010, particularly with respect to the Apple App Store, our smartphone revenues did not meet our expectations and represented less than 10% of our revenues for the three months ended March 31, 2010. We expect that a significant portion of our development activities for these smartphone storefronts will be focused on persistent-state, “freemium” games — games that are downloadable without an initial charge or for a small fee, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offering techniques. We believe this approach will enable us to build and grow and more direct relationship with our customers. We intend to have the significant majority of these persistent-state, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value. However, we do not expect to release any persistent-state, freemium titles prior to the fourth quarter of 2010, which we expect will negatively impact the revenues we generate from smartphones in the second and third quarters of 2010.
Although we expect our revenues from advanced platforms and smartphones to increase in 2010 as compared to 2009, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones in our traditional base carrier business. Significantly growing our revenues and further succeeding in this channel may be challenging for us for several reasons, including: (1) the open nature of many new smartphone storefronts increases substantially the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games, (2) the competitive advantage of our porting capabilities may be reduced as these advanced platforms and smartphones become more widely adopted; (3) many of our key licenses do not grant us the rights to develop games for the iPhone and other smartphones; (4) open storefront distribution is still relatively new for us, and we must develop a marketing strategy that allows us to generate sustainable and increasingly profitable revenues, without significantly increasing our marketing or development expenses; (5) the pricing and revenue models for titles on these smartphone storefronts are rapidly evolving, and has resulted, and may continue to result, in significantly lower average selling prices for our games developed for smartphones as compared to games we have developed for feature phones in our traditional carrier channels; and (6) we have a limited ability to invest heavily in this strategy.

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
Our net loss in three months ended March 31, 2010 was $3.7 million versus a net loss of $5.8 million in the three months ended March 31, 2009. This decrease was driven primarily by a decrease in cost of revenues of $2.7 million, a decrease in income tax provision of $1.7 million, a decrease in operating expenses of $951,000 and a decrease in interest and other expense of $176,000, which was partially offset by a $3.5 million reduction in revenues. The decrease in our operating expense for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 was in part due to the headcount reductions and related measures that we took in connection with the restructurings that we implemented in both the third quarter of 2009 and the first quarter of 2010. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble) and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and in 2009 and the first three months of 2010, some of these currencies fluctuated by up to 40%.
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
Cash and cash equivalents at March 31, 2010 totaled $10.5 million, a decrease of $36,000 from the balance at December 31, 2009. This decrease was primarily due to $1.5 million that we paid under our credit facility and $108,000 for capital expenditures. These outflows were partially offset by $1.6 million of cash generated from operations. We believe our cash and cash equivalents, together with cash flows from operations and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
We currently expect that we will be able to comply with the EBITDA-related covenant contained in our revolving credit facility. However, if our revenues are lower than we anticipate, we will be required to further reduce our operating expenses to remain in compliance with these covenants. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first quarter of 2010 that reduced our operating expenses significantly. However, we expect to continue our efforts to reduce operating expenses during the first half of 2010. Reducing operating expenses further than we currently anticipate could have the effect of negatively impacting our revenues. In August 2009, February 2010 and March 2010, we entered into amendments to our revolving credit facility with the lender, which (1) reduced certain of the minimum targets contained in the earnings before interest, depreciation and amortization (“EBITDA”) related covenant, (2) changed the measurement period for the EBITDA covenant from a rolling six-month calculation to a quarterly calculation, (3) extended the maturity date of the credit facility from December 22, 2010 to June 30, 2011 and (4) increased the interest rate for borrowings under the credit facility by 0.75% to the higher of the lender’s prime rate plus 1.75%, or 5% (see Liquidity and Capital Resources – Sufficiency of Current Cash and Cash Equivalents below). A failure on our part to remain in compliance with the covenants under the revolving credit facility could adversely impact our cash requirements for the next twelve months.

Significant Transaction
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
Critical Accounting Policies and Estimates
There were no significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2010 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.
Results of Operations
Comparison of the Three Months Ended March 31, 2010 and 2009
Revenues

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Revenues	$17,289	$20,775
Our revenues decreased $3.5 million, or 16.8%, from $20.8 million for the three months ended March 31, 2009 to $17.3 million for the three months ended March 31, 2010. This decrease was primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier business, which in turn led to a decrease in the number of games that we sold, and a migration of users from feature phones to smartphones where we were unable to capture the same market share as we have in our traditional carrier business. This was partially offset by foreign currency exchange rates which had a more favorable impact on our revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $1.8 million, from $10.8 million in the three months ended March 31, 2009 to $9.0 million in the three months ended March 31, 2010. This was primarily related to a $800,000 decrease in our APAC revenues due to $700,000 of one time revenues recorded from an APAC customer in the first quarter of 2009 and a decrease in our revenue share arrangements with China Mobile, which accounts for approximately 90% of our revenues in China. In the first quarter of 2010, China Mobile reduced the revenue share for all publishers, including us, in 15 provinces for its mBox platform. We expect our 2010 revenues to be lower than our 2009 revenues primarily as a result of the anticipated acceleration of the slowdown in the sale of our games on feature phones in our base carrier business as consumers increasingly migrate from traditional feature phones to more advanced platforms and smartphones. Although we expect our revenues from games designed for smartphones to increase in 2010, we do not expect this increase to fully offset the anticipated decline in revenues from feature phones.

Cost of Revenues

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Cost of revenues:
Royalties	$4,691	$5,813
Amortization of intangible assets	1,228	2,848

Total cost of revenues	$5,919	$8,661

Revenues	$17,289	$20,775

Gross margin	65.8%	58.3%
Our cost of revenues decreased $2.7 million, or 31.7%, from $8.7 million in the three months ended March 31, 2009 to $5.9 million in the three months ended March 31, 2010. This decrease was primarily due to a $1.6 million reduction in amortization for titles and content associated with intangible assets acquired from Superscape in March 2008 that were fully amortized in the first quarter of 2009 and a decrease of $1.1 million in royalties associated with a decline in revenue. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 75.9% in the three months ended March 31, 2009 to 79.8% in the three months ended March 31, 2010, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. Revenues attributable to games based upon original intellectual property were 20.2% of our total revenues for the three months ended March 31, 2010, of which nearly one-third related to MIG. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 36.9% in the three months ended March 31, 2009 to 34.0% in the three months ended March 31, 2010 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 28.0% in the three months ended March 31, 2009 to 27.1% in the three months ended March 31, 2010.
Research and Development Expenses

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Research and development expenses	$6,661	$6,397
Percentage of revenues	38.5%	30.8%
Our research and development expenses increased $264,000, or 4.1%, from $6.4 million in the three months ended March 31, 2009 to $6.7 million in the three months ended March 31, 2010. The increase in research and development costs was primarily due to increases in salaries and benefits of $203,000 associated with higher executive bonuses and an increase in allocated facilities and overhead costs of $344,000, which was partially offset by a $234,000 decrease in outside services costs due to a reduction in third-party costs for porting and external development. We decreased our research and development staff from 422 employees at March 31, 2009 to 365 as of March 31, 2010; however the majority of these staff reductions occurred during March 2010. As a percentage of revenues, research and development expenses increased from 30.8% for the three months ended March 31, 2009 compared to 38.5% for the three months ended March 31, 2010. Research and development expenses included $164,000 of stock-based compensation expense in the three months ended March 31, 2010 and $180,000 in the three months ended March 31, 2009.
Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Sales and marketing expenses	$2,971	$4,112
Percentage of revenues	17.2%	19.8%

Our sales and marketing expenses decreased $1.1 million, or 27.7%, from $4.1 million in the three months ended March 31, 2009 to $3.0 million in the three months ended March 31, 2010. The decrease was primarily due to a $656,000 decrease in the MIG earnout expense due to lower amortization of stock-based compensation associated with reaching the end of the vesting terms and conditions, a $342,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 67 at March 31, 2009 to 54 at March 31, 2010, and a $78,000 decrease in stock-based compensation costs due to reduced headcount. As a percentage of revenues, sales and marketing expenses decreased from 19.8% in the three months ended March 31, 2009 to 17.2% in the three months ended March 31, 2010. Sales and marketing expenses included $73,000 of stock-based compensation expense in the three months ended March 31, 2010 and $151,000 in the three months ended March 31, 2009.
General and Administrative Expenses

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
General and administrative expenses	$3,813	$4,485
Percentage of revenues	22.1%	21.6%
Our general and administrative expenses decreased $672,000, or 15.0%, from $4.5 million in the three months ended March 31, 2009 to $3.8 million in the three months ended March 31, 2010. The decrease in general and administrative expenses was primarily due to a $393,000 decrease in facility and overhead costs, a $195,000 decrease in professional and consulting fees and a $146,000 decrease in stock-based compensation. We decreased our general and administrative headcount from 68 at March 31, 2009 to 60 at March 31, 2010. As a percentage of revenues, general and administrative expenses increased from 21.6% in the three months ended March 31, 2009 to 22.1% in the three months ended March 31, 2010. General and administrative expenses included $287,000 of stock-based compensation expense in the three months ended March 31, 2010 and $433,000 in the three months ended March 31, 2009.
Restructuring
Our restructuring charge was $594,000 during the three months ended March 31, 2010; there was no charge in the same period last year.
In the second quarter of 2010 and as part of the 2010 restructuring, we anticipate incurring approximately $350,000 of restructuring charges related to employee severance and benefit arrangements. A significant portion of these charges relate to termination costs associated with fulfilling the terms of the separation agreement with our former Senior Vice President of Global Product Development and Chief Technology Officer, Alessandro Galvagni, announced in April 2010.
Interest and other Income/(Expense), Net
Interest and other income/(expense), net, decreased from a net expense of $807,000 during the three months ended March 31, 2009 to a net expense of $631,000 in the three months ended March 31, 2010. This change was primarily due to a decrease in foreign currency loss of $127,000 related to the revaluation of certain assets and liabilities and a $60,000 decrease in interest expense related to the MIG notes and borrowings under our credit facility. We expect to generate minimal interest income during 2010 as a result of lower cash balances. We also expect to incur interest expense on the MIG notes and borrowings under our credit facility through 2010.
Income Tax Provision
Income tax provision decreased from $2.0 million in the three months ended March 31, 2009 to $301,000 in the three months ended March 31, 2010 primarily as a result of the interim period tax allocation and changes in income tax in certain foreign entities. We expect our effective tax rate in 2010 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$108	$305
Depreciation and amortization	1,846	3,492
Cash flows provided by/(used in) operating activities	1,570	(2,544)
Cash flows used in investing activities	(108)	(305)
Cash flows used in financing activities	(1,388)	(1,528)
Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $181.0 million as of March 31, 2010. Prior to our initial public offering, our primary sources of liquidity had been private placements of shares of our preferred stock and borrowings under our credit facilities.
Operating Activities
For the three months ended March 31, 2010, net cash provided by operating activities was $1.6 million, primarily due to a decrease in accounts receivable of $2.3 million due to declining sales in our carrier business and improved cash collections, a $1.4 million decrease in our prepaid royalties and a $708,000 increase in accrued compensation. In addition, we had adjustments for non-cash items, including amortization expense of $1.3 million, depreciation expense of $563,000, stock-based compensation expense of $524,000, non-cash foreign currency re-measurement loss of $332,000 and interest expense on debt of $265,000. These amounts were partially offset by a net loss of $3.7 million, a decrease in accrued royalties of $2.4 million and a decrease in accrued restructuring charges of $582,000 due to severance payments made to our former CEO.
We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
In the three months ended March 31, 2010, we used $108,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, and leasehold improvements.
In the three months ended March 31, 2009, we used $305,000 of cash for investing activities resulting primarily from purchases of property and equipment, all of which related to additional network and server equipment.
Financing Activities
In the three months ended March 31, 2010, net cash used in financing activities was $1.4 million due to net payments of $1.5 million under our line of credit facility, which was partially offset by proceeds from option exercises and purchases under our employee stock purchase plan of $156,000.
In the three months ended March 31, 2009, net cash used in financing activities was $1.5 million due to the payment of $6.0 million related to the MIG notes but offset by the net proceeds from borrowings under our credit facility of $4.5 million.

Sufficiency of Current Cash and Cash Equivalents
Our cash and cash equivalents were $10.5 million as of March 31, 2010. During the three months ended March 31, 2010, we used $36,000 of cash. We expect to continue to fund our operations and satisfy our contractual obligations for 2010 primarily through our cash and cash equivalents, borrowings under our revolving credit facility and any cash generated by operations. However, there can be no assurances that we will be able to generate positive operating cash flow during 2010 or beyond. We believe our cash and cash equivalents, together with any cash flows from operations and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on our part to remain in compliance with the covenants under our revolving credit facility. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with our credit facility’s EBITDA-related covenant discussed below. If our revenues are lower than we anticipate, we might be required to reduce our operating expenses to remain in compliance with this financial covenant. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first quarter of 2010 that reduced our operating expenses significantly from second quarter of 2008 levels. However, we expect to continue our efforts to reduce operating expenses during the first half of 2010. Reducing operating expenses further than we currently expect could have the effect of reducing our revenues.
Our cash needs include our requirement to repay $6.0 million of principal under the MIG notes as of March 31, 2010, which is payable in 2010 from our domestic entities, as well as $5.0 million of principal under promissory notes issued to two former shareholders of MIG which is payable in 2010 from our Chinese entities. These amounts do not reflect the payment of $3.2 million on the MIG subordinated notes on May 1, 2010 (see Note 6 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our debt). Our anticipated cash requirements during 2010 also include payments for prepaid royalties and guarantees, of which a portion is related to anticipated new license agreements (for which there are no existing contractual commitments), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See Note 5 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our contractual commitments.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.
We currently have an $8.0 million credit facility, which expires in June 30, 2011. Our credit facility contains financial covenants and restrictions that limit our ability to draw down the entire $8.0 million. These covenants are as follows:
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
Our credit facility is collateralized by eligible customer accounts receivable balances, as defined by the lender. There can be no assurances that our eligible accounts receivable balances will be adequate to allow us to draw down on the entire $8.0 million credit facility particularly if any of our larger customers’ creditworthiness deteriorates. At our current revenue levels, we are not able to access the full $8.0 million of the credit facility. The maximum amount available for borrowing under the credit facility was limited to $3.9 million as of March 31, 2010. In addition, among other things, the credit facility limits our ability to dispose of certain assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. Further, the credit facility requires us to maintain a separate account with the lender for collection of our accounts receivables. All deposits into this account will be automatically applied by the lender to our outstanding obligations under the credit facility.
As of March 31, 2010, we had outstanding borrowings of $3.1 million under our credit facility, which is classified as a current liability on the March 31, 2010 balance sheet. In March 2010, the maturity date of the credit facility was extended to June 30, 2011. Our failure to comply with the financial or operating covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. To the extent an event of default occurred under the credit facility and the lender accelerated the indebtedness and terminated the credit facility, this would also trigger the cross-default provisions of the MIG notes. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.75%, but no less than 5.0%, which adversely impacts our cash position and result in operating and financial covenants that restrict our operations. (See Note 6 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our debt.)
The credit facility matures on June 30, 2011, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80,000, or 1.00% of the total commitment. As of March 31, 2010, we were in compliance with all covenants.
Of the $10.5 million of cash and cash equivalents that we held at March 31, 2010, approximately $5.4 million were held in accounts in China. To fund our operations and repay our debt obligations, we repatriated approximately $4.0 million of available funds from China to the United States during 2009, which was subject to withholding taxes of 5%, and we intend to repatriate an additional $1.4 million of funds available from China to the United States in the late second or early third quarter of 2010. Subsequent to such anticipated repatriation, we do not anticipate repatriating any additional funds from China for the foreseeable future, as changes in our revenue share arrangement with China Mobile has significantly impacted our ability to generate meaningful cash from our China operations. We paid $937,000 of principal under promissory notes due to the former MIG shareholders on May 1, 2010 and intend to pay the remaining $4.1 million of principal in 2010 from our Chinese entities. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.
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

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, seeking to increase the amount available to us for borrowing under our credit facility, procuring a new debt facility, selling some of our assets, and/or seeking to restructure our obligations under the MIG notes. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of the credit facility. Additionally, we may be unable to increase the size of our credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We may also be unable to restructure our obligations under the MIG notes to the extent we may need. If the amount of cash that we generate from operations is less than anticipated, or if we use cash in our operations, we could also be required to extend the term of our credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit our ability to achieve profitability in the future.
Contractual Obligations
The following table is a summary of our contractual obligations as of March 31, 2010:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$7,286	$2,317	$4,969	$—	$—
Guaranteed royalties(1)	3,544	3,104	390	50	—
MIG earnout and bonus notes(2)	11,924	11,924	—	—	—
Uncertain tax position obligations, including interest and penalties(3)	4,633	—	—	—	4,633
Line of credit	3,114	3,114	—	—	—

*	Represents the remaining nine months of 2010

(1)
We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales. Some of these minimum payments totaling $2.0 million have been recorded as liabilities on our unaudited consolidated balance sheet because payment is not contingent upon performance by the licensor.

(2)
We have issued $25.0 million of notes payable to former shareholders of MIG, of which we had paid an aggregate principal amount of $14.0 million as of March 31, 2010. The amounts in the table above include interest accrued through March 31, 2010. See Note 6 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report for further details.

(3)
As of March 31, 2010, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of March 31, 2010, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements
At March 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.75%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At March 31, 2010, we had $3.1 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.0%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.
We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2010, we had no short-term investments and substantially all $10.5 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.
The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
As of March 31, 2010 and December 31, 2009, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Australia, Brazil, Chile, China, Columbia, France, Germany, Hong Kong, Italy, Russia and Spain, and our current deposits are likely in excess of insured limits.
Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of March 31, 2010 and December 31, 2009, Verizon Wireless accounted for 24.4% and 24.1% of our total accounts receivable, respectively, and no other carrier represented more than 10% of our total accounts receivable as of these dates.
Foreign Currency Exchange Risk
We transact business in more than 70 countries in more than 20 different currencies, and in 2009 and 2010, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, including a net loss of $3.3 million in 2007, a net loss of $106.7 million in 2008, a net loss of $18.2 million in 2009 and a net loss of $3.7 million for the three months ended March 31, 2010. As of March 31, 2010, we had an accumulated deficit of $181.0 million. We may be required to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased marketing for our new games, particularly those designed for advanced platforms and smartphones, such as the Apple iPhone, Google Android and Research In Motion’s BlackBerry. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our 2009 revenues were lower than our 2008 revenues, and we expect that our revenues will likely decline in 2010 from 2009 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2008, we incurred aggregate charges of approximately $77.6 million for goodwill, royalty impairments and restructuring activities, and during 2009, we incurred aggregate charges of approximately $8.5 million for royalty impairments and restructuring activities. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.
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
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new games released by us and our competitors, including those for smartphones and advanced platforms;
•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;
•	the popularity of new games and games released in prior periods;
•	changes in the prominence of deck placement or storefront featuring for our leading games and those of our competitors;
•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, games and related content;
•	the rate at which consumers continue to migrate from traditional feature phones to more advanced platforms and smartphones;
•	our success in developing and monetizing persistent-state, freemium games for smartphones;
•	the strength or weakness in consumer demand for new mobile devices;
•	the expiration of existing content licenses for particular games;
•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;
•	changes in pricing policies by us, our competitors or our carriers and other distributors;
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
The operation of our business, and our efforts to grow our business, requires significant cash outlays and commitments. As of March 31, 2010, we had $10.5 million of cash and cash equivalents, which does not take into account our payment of $3.2 million on May 1, 2010 on the subordinated notes that we issued in December 2008 in connection with our restructuring of the MIG earnout and bonus payments (the “MIG subordinated notes”). In addition to our general operating expenses and prepaid and guaranteed royalty payments, we had debt service obligations related to $15.0 million outstanding as of March 31, 2010. These debt service obligations consisted of $11.9 million in remaining principal and accrued interest that we owed under the MIG subordinated notes, which does not take into account our payment of $3.2 million on the MIG subordinated notes on May 1, 2010, and $3.1 million that was outstanding under our revolving credit facility. In addition, of our $10.5 million of cash and cash equivalents that we held as of March 31, 2010, $5.4 million was held in our China subsidiaries. To the extent we require additional working capital in our U.S. or other non-Chinese operations, it could be very difficult to repatriate this money due to foreign exchange controls and such repatriation would be subject to taxation, potentially at high rates.
If our cash and cash equivalents, together with any cash generated from operations and borrowings under our credit facility, are insufficient to meet our cash requirements, we will either need to seek additional capital, potentially through debt or equity financings, by increasing the amount available to us for borrowing under the credit facility, procuring a new debt facility or selling some of our assets, to fund our operations and debt repayment obligations or we will need to restructure our obligations under the MIG subordinated notes. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. Additionally, we may be unable to increase the size of the credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We also may not be able to access the full amount of our credit facility, as the credit facility’s borrowing base is based upon our accounts receivable; at our current revenue levels, we are not able to access the full $8.0 million of the credit facility. If new sources of financing are required but are insufficient or unavailable, or if we are unable to restructure our obligations under the MIG subordinated notes to the extent we may need to do so, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. Furthermore, if we are unable to remain in compliance with the financial or other covenants contained in the credit facility and do not obtain a waiver from the lender then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provisions of the MIG subordinated notes. This credit facility also is scheduled to expire on June 30, 2011, and we cannot assure you that we will be able to extend the terms of this facility on terms favorable to us or at all. In the event that we default under our credit facility or are unable to successfully extend its term beyond June 30, 2011, we would need to seek additional sources of financing, which could have unfavorable terms, and any failure to do so would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, and Cash Equivalents.”

We have outstanding debt obligations and may incur additional debt in the future, which could adversely affect our financial condition and results of operations.
In December 2008, we renegotiated and extended our $8.0 million revolving credit facility, which is secured by substantially all of our assets, including our intellectual property, and we further amended this credit facility in August 2009, February 2010 and March 2010. As of March 31, 2010, we had outstanding borrowings of $3.1 million under this credit facility, and we expect to continue to borrow during the term of the facility for general working capital purposes and to satisfy our other debt obligations. In addition, in December 2008, we issued an aggregate of $25.0 million in principal amount of the MIG subordinated notes, of which we had repaid $16.4 million in principal as of May 1, 2010. This debt may adversely affect our operating results and financial condition by, among other things:
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
Our credit facility imposes restrictions on us, including restricting our ability to incur specified liens and sell the company and requiring us to maintain compliance with specified covenants and to maintain a certain level of cash deposits with the lender. Our ability to comply with certain of these covenants may be affected by events beyond our control. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with the EBITDA-related covenant. Our revenues depend on a number of factors, including the rate of sales of mobile devices, our relationships with our carriers and licensors, consumer tastes, competitive pressures, our ability to generate revenues from advanced platforms and smartphones and foreign exchange rate fluctuations. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this covenant. However, reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced our operating expenses significantly from second quarter of 2008 levels, and we implemented additional expense reduction measures in the third quarter of 2009 and the first quarter of 2010. Reducing operating expenses further could have the effect of reducing our revenues. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provision of our MIG subordinated notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash and Cash Equivalents” for additional information regarding our credit facility and the MIG subordinated notes. Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. In addition, this credit facility also is scheduled to expire on June 30, 2011, and we cannot assure you that we will be able to extend the terms of this facility on terms favorable to us or at all. For more information about our debt obligations, see Note 6 to Notes to Unaudited Consolidated Financial Statements.
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
In addition, given the open nature of the development and distribution for certain advanced platforms and smartphones, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for smartphones. As an example of the competition that we face, it has been estimated that more than 29,000 active games were available on the Apple App Store as of May 7, 2010. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones without substantially reducing our prices, increasing development costs or increasing spending to market our products. Certain of our large competitors have greater intellectual property rights and access to more licenses to develop titles for the Apple App Store and have considerably greater resources than we do, which enables them to develop a greater volume of games, more rapidly than us. If our industry continues to shift to a sales and distribution model similar to the Apple App Store our ability to compete would be further challenged, since the substantial majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not from fully open storefront channels.
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
Since becoming a publicly traded security listed on the NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.67 per share and closing low of $0.23 per share. Our common stock traded below $1.00 per share from October 30, 2008 until June 12, 2009, for portions of July and August 2009 and for portions of February, March and April 2010, and the last reported sale price of our common stock on May 11, 2010 was $1.38 per share. Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it may delist our common stock from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. As a result, we cannot assure you that our common stock will remain eligible for trading on the NASDAQ Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.
An acceleration in the slowdown in sales of feature phones in our traditional carrier-based business, which represents the substantial majority of our revenues, or a decline in the average selling prices of our games sold through wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
We currently derive the substantial majority of our revenues from sales of our games on traditional feature phones through wireless carriers. Our revenues for each of the year ended December 31, 2009 and the three months ended March 31, 2010 declined from the corresponding period of the prior year due to a decrease in sales in our carrier-based business, resulting primarily from a decrease in feature phone sales, which in turn led to a decrease in the number of games that we sold, as well as increasing movement by a number of consumers to smartphones that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. We expect that we will continue to derive the substantial majority of our revenues from sales of our games on traditional feature phones during 2010. However, we believe that the slowdown in the sales of feature phones in will continue to accelerate and will result in an overall decline in our revenues in 2010. The ability of smartphones to serve as a source of significant revenues is uncertain, and we will likely be unable to generate sufficient revenues from these platforms in 2010 to make up for the expected decline in sales of our games on traditional feature phones. In addition, games sold on smartphones typically have lower average prices than our games sold on traditional feature phones, and to the extent consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on traditional feature phones. Any acceleration in the slowdown in our carrier business or in sales of feature phones for that business, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.

Our strategy to grow our business includes developing titles for advanced platforms and smartphones beyond our wireless carrier channel, which currently comprises the substantial majority of our revenues. If we do not succeed in generating considerable revenues and gross margins from these advanced platforms and smartphones, our revenues, financial position and operating results may suffer.
We believe that the slowdown in sales of feature phones in our base carrier business, which currently comprises the substantial majority of our revenues, will continue to accelerate and will result in an overall decline in our revenues in 2010. As part of our strategy to grow our business, we intend to significantly increase our studio capacity that is dedicated towards developing titles for smartphone digital storefronts (such as Apple’s App Store, Google’s Android Market, Research In Motion’s Blackberry App World, Palm’s App Catalog, Nokia’s Ovi Store and Microsoft’s Windows Marketplace for Mobile). The introduction of these smartphone storefronts has drawn many of our customers away from our carrier-based business. In order to succeed, we believe that we must publish mobile games that are widely accepted and commercially successful on the new advanced platforms and smartphones. However, our efforts on these advanced platforms and smartphones may prove unsuccessful or, even if successful, it may take us longer to achieve significant revenue than anticipated because, among others reasons:
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

•
the billing and provisioning capabilities of some smartphones are currently not optimized to enable users to purchase games, which could make it difficult for users of these smartphones to purchase our games and could reduce our addressable market, at least in the short term;

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

If we do not achieve a sufficient return on our investment with respect to our efforts to develop persistent-state, freemium games for smartphones and advanced platforms, it could negatively affect our operating results.
We expect that a significant portion of our development activities for advanced platforms and smartphones in 2010 and beyond will be focused on persistent-state, freemium games — games that are downloadable without an initial charge or for a small fee, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offering techniques. Our efforts to develop persistent-state, freemium games for multiple smartphone and other advanced platforms may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among others reasons:
•	we do not have any experience in successfully developing and marketing persistent-state, freemium games;
•
we have only recently begun to embed micro-transaction capabilities into some of our games for smartphones as well as experiment with a number of advertising monetization techniques, and our limited experience in these areas may cause us to have difficulty optimizing the monetization of our games;

•
some of our competitors have already released persistent-state, freemium games on smartphones, and other competitors will likely do so prior to the currently scheduled release of our first persistent-state, freemium games in the fourth quarter of 2010, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	our competitors may have substantially greater resources available to invest in the development and publishing of persistent-state, freemium games;
•
we intend to have the significant majority of our persistent-state, freemium games be based upon our own intellectual property rather than well-known licensed brands, and, as a result, we may encounter difficulties in generating sufficient consumer interest in our games, particularly since we historically have had limited success in generating significant revenues from games based on our own intellectual property;

•
persistent-state, freemium games currently represent a significant minority of the games available on smartphones and other advanced platforms and have a limited history, and it is unclear how popular this style of game will become on smartphones or their revenue potential;

•
our strategy with respect to developing persistent-state, freemium games for smartphones assumes that a large number of consumers will download our games because they are free and that we will subsequently be able to effectively monetize these games; however, some smartphones charge users a fee for downloading content, and users of these smartphones may be reluctant to download our freemium games because of these fees, which would reduce the effectiveness of our product strategy; and

•	because these are effectively new products for us, we are less able to forecast with accuracy revenue levels, required marketing and development expenses, and net income or loss.
If we do not achieve a sufficient return on our investment with respect to developing and selling persistent-state, freemium games, it will negatively affect our operating results.
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
Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 77.5%, 75.0% and 88.1% of our revenues in 2009, 2008 and 2007, respectively. In 2009, revenues derived under various licenses from our five largest licensors, Activision, Atari, Fox Mobile Entertainment, Freemantle Media and Harrah’s, together accounted for approximately 27.8% of our revenues, and we expect that this percentage will increase in 2010. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, one of our licenses with Hasbro under which we created our Battleship, Clue, Game of Life and Monopoly games, which in the past had accounted for a significant portion of our revenues, expired in March 2008, and we experienced a decline in revenues as a result. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. In addition, our licensors could decide to breach the terms of our license agreements, including failure to provide the content and intellectual property required under our license agreements and necessary to develop our games, and our remedies may be limited to recovering our direct costs but not our lost profits, and we may not be able to realize profits that we may have anticipated from such license agreements. We may be required to resort to potentially costly litigation in an effort to enforce our rights, which efforts might prove unsuccessful. Moreover, many of our licensors have not granted us the right to develop games for some smartphones, such as the iPhone, and may instead choose to develop games for such platforms themselves. Additionally, licensors may elect to work with publishers who can develop and publish products across multiple platforms, such as mobile, online and console, which we currently cannot offer.
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
In addition, wireless carriers have the ability to change their pricing policy with their customers for downloading content, such as our games. For example, Verizon Wireless, our largest carrier, in 2008 began imposing a data surcharge to download content on those of its customers who had not otherwise subscribed to a data plan. Such charges have, and could in the future, deter end users from purchasing our content. In addition, wireless carriers could renegotiate the revenue sharing arrangement that we have in place with them to our detriment. For example, China Mobile, the largest carrier in China, has reduced the revenue share that we receive from our games sold on the mBox platform in approximately 15 provinces in China, which has begun, and will likely continue, to negatively impact our revenues in China. Furthermore, a portion of our revenues is derived from subscriptions. Our wireless carriers have the ability to discontinue offering subscription pricing, without our approval.
In China, sales to wireless carriers such as China Mobile may only be made by service providers, which are companies who have been licensed by the government to operate and publish mobile games. China Mobile has designated four classes of licenses for service providers with respect to mobile gaming, with a Class A license being the highest designation. We hold, through our Chinese subsidiaries, one of the five Class A licenses that have been awarded by China Mobile. In order to maintain this Class A license, we must maintain monthly revenues of at least two million Chinese Renminbi, as well as meet certain minimum download and customer satisfaction levels. If we were to lose this Class A license, our revenues in China would be significantly and adversely impacted.
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
Conversely, the open nature of the smartphone storefronts, such as the Apple App Store, allow for vast numbers of applications to be offered to consumers from a much wider array of competitors than in the traditional carrier channel. This may reduce the competitive advantage of our established network of relationships with wireless carriers. It may also require us to expend significantly increased amounts to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing games for them.
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
We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new such relationships, and is also critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple App Store. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users and carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content, we could experience damage to our reputation and brand, and our attractiveness to wireless carriers, licensors and end users might be reduced. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
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
Our business depends, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, some companies have launched new smartphones or mobile platforms, including Apple’s iPhone, Google’s Android and Research In Motion’s Blackberry. In addition, consumers generally purchase the majority of content, such as our games, for a new handset within a few months of purchasing the handset. We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because we do not adequately build into our title plan the demand for games for a particular handset or platform or experience of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, our revenues would likely decline and our business, operating results and financial condition would likely suffer.
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
Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, in the future we will be required to port existing and new games to a broader array of handsets and develop versions specific to new smartphones. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new smartphones, including the iPhone and those based on the Android platform, is longer and thus developing and porting for the advanced platforms is more costly than developing and porting for games for traditional mobile phones. Since the substantial majority of our revenues are currently derived from our carrier business, it is important that we maintain and enhance our porting capabilities. However, as additional smartphone storefronts are developed and gain market prominence, our porting capabilities represent less of a business advantage for us, yet we could be required to invest considerable resource in this area to support our existing business. These additional costs could harm our business, operating results and financial condition.
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
Historically, many video games have been designed to include hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. For example, our Super K.O. Boxing game released for feature phones includes additional characters and game modes that are available with a code (usually provided to a player after accomplishing a certain level of achievement in the game). These features have been common in console and computer games. However, in several cases, hidden content or features have been included in other publishers’ products by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some of this hidden content and these hidden features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. If a game we published were found to contain hidden, objectionable content, our wireless carriers and other distributors of our games could refuse to sell it, consumers could refuse to buy it or demand a refund of their money, and, if the game was based on licensed content, the licensor could demand that we incur significant expense to remove the objectionable content from the game and all ported versions of the game. This could have a materially negative impact on our business, operating results and financial condition.
Our business and growth may suffer if we are unable to hire and retain key personnel.
Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced sales and engineering personnel. In addition, in order to grow our business, succeed on our new business initiatives, such as developing persistent-state, freemium titles for smartphones and advanced platforms, and replace departing employees, we must be able to identify and hire qualified personnel. Competition for qualified management, sales, engineering and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. This may be particularly the case for us to the extent our stock price remains at a depressed level, as individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. For example, four of our executive officers, including our President and Chief Executive Officer, have left our company since October 2009. We may also experience difficulty assimilating our newly hired personnel and they may be less effective or productive than we anticipated, which may adversely affect our business. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.
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
Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we are developing and selling games for smartphones, including persistent-state, freemium games that we intend to release in the fourth quarter of 2010, and the accounting for revenue derived from these platforms and games is still evolving and, in some cases, uncertain. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
Third parties may sue us, including for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, Skinit, Inc. filed a complaint against us and other defendants, seeking unspecified damages, plus attorney’s fees and costs. The complaint alleges breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. In the event of a successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. In addition, even if we are able to license the infringed or similar technology or games, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party disputes, litigation or infringement claims, regardless of their merit. Successful claims against us might result in substantial monetary liabilities, an injunction against us and might materially disrupt the conduct of our business and harm our financial results.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLU MOBILE INC.
Date: May 14, 2010	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference		Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of February 10, 2010, by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank.	8-K	001-33368	99.01	02/10/10

10.02	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of March 18, 2010, by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank.	8-K	001-33368	99.01	03/22/10

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

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