Form 10-Q
period 2010-06-30
GLU MOBILE INC
filed 2010-08-09
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of July 30, 2010: 30,810,304 shares.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,152	$10,510
Accounts receivable, net	11,165	16,030
Prepaid royalties	4,330	6,738
Prepaid expenses and other	2,650	2,520

Total current assets	24,297	35,798
Property and equipment, net	2,557	3,344
Prepaid royalties	42	96
Other long-term assets	769	833
Intangible assets, net	10,725	13,059
Goodwill	4,628	4,608

Total assets	$43,018	$57,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,918	$4,480
Accrued liabilities	1,005	817
Accrued compensation	3,351	1,829
Accrued royalties	9,889	12,604
Accrued restructuring	845	1,406
Deferred revenues	1,091	914
Current portion of long-term debt	9,054	16,379

Total current liabilities	29,153	38,429
Other long-term liabilities	7,678	7,616

Total liabilities	36,831	46,045

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at June 30, 2010 and December 31, 2009; 30,791 and 30,360 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	189,301	188,078
Accumulated other comprehensive income	1,076	931
Accumulated deficit	(184,193)	(177,319)

Total stockholders’ equity	6,187	11,693

Total liabilities and stockholders’ equity	$43,018	$57,738

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$15,952	$19,872	$33,241	$40,647
Cost of revenues:
Royalties	4,280	5,667	8,971	11,480
Impairment of prepaid royalties and guarantees	663	589	663	589
Amortization of intangible assets	1,006	1,412	2,234	4,260

Total cost of revenues	5,949	7,668	11,868	16,329

Gross profit	10,003	12,204	21,373	24,318

Operating expenses:
Research and development	6,229	6,648	12,890	13,045
Sales and marketing	2,437	3,546	5,408	7,658
General and administrative	3,052	3,905	6,865	8,390
Amortization of intangible assets	52	51	107	102
Restructuring charge	693	513	1,287	513

Total operating expenses	12,463	14,663	26,557	29,708

Loss from operations	(2,460)	(2,459)	(5,184)	(5,390)
Interest and other income/(expense), net:
Interest income	6	61	13	79
Interest expense	(137)	(365)	(441)	(729)
Other (expense)/income, net	(429)	761	(763)	300

Interest and other income/(expense), net	(560)	457	(1,191)	(350)

Loss before income taxes	(3,020)	(2,002)	(6,375)	(5,740)
Income tax benefit/(provision)	(198)	464	(499)	(1,555)

Net loss	$(3,218)	$(1,538)	$(6,874)	$(7,295)

Net loss per common share — basic and diluted:	$(0.10)	$(0.05)	$(0.22)	$(0.25)

Weighted average common shares outstanding — basic and diluted	30,676	29,621	30,567	29,608

Stock-based compensation expense included in:
Research and development	$116	$200	$280	$380
Sales and marketing	40	159	113	310
General and administrative	193	405	480	838
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,874)	$(7,295)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and accretion	1,111	1,178
Amortization of intangible assets	2,341	4,360
Stock-based compensation	873	1,528
MIG earnout expense	—	875
Interest expense on debt	356	606
Amortization of loan agreement costs	85	75
Non-cash foreign currency remeasurement loss/(gain)	761	(317)
Impairment of prepaid royalties and guarantees	663	589
Changes in allowance for doubtful accounts	155	17
Changes in operating assets and liabilities:
Accounts receivable	4,174	2,904
Prepaid royalties	1,797	1,801
Prepaid expenses and other assets	(213)	84
Accounts payable	(616)	(2,846)
Other accrued liabilities	(715)	47
Accrued compensation	1,095	492
Accrued royalties	(2,517)	(3,886)
Deferred revenues	180	(213)
Accrued restructuring charge	(562)	(75)
Other long-term liabilities	86	(1,358)

Net cash provided by/(used in) operating activities	2,180	(1,434)

Cash flows from investing activities:
Purchase of property and equipment	(244)	(375)

Net cash used in investing activities	(244)	(375)

Cash flows from financing activities:
Proceeds from line of credit	22,867	31,025
Payments on line of credit	(24,733)	(26,514)
MIG loan payments	(4,458)	(9,000)
Proceeds from exercise of stock options and ESPP	349	20

Net cash used in financing activities	(5,975)	(4,469)

Effect of exchange rate changes on cash	(319)	(77)

Net decrease in cash and cash equivalents	(4,358)	(6,355)
Cash and cash equivalents at beginning of period	10,510	19,166

Cash and cash equivalents at end of period	$6,152	$12,811

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2010 and its results of operations for the three and six months ended June 30, 2010 and 2009, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of June 30, 2010 has been derived from the unaudited condensed consolidated financial statements as of that date.
The Company had $6,152 of cash and cash equivalents as of June 30, 2010. During the six months ended June 30, 2010, the Company generated $2,180 of cash from operating activities, which was offset by $244 of cash used in investing activities and $5,975 of cash used in financing activities. On June 30, 2010, the Company entered into a purchase agreement pursuant to which it agreed to issue to certain investors in a private placement (the “Private Placement”) an aggregate of 13,495 shares of common stock and warrants exercisable to purchase up to 6,748 shares of common stock for initial gross proceeds of approximately $13,495 (excluding any proceeds the Company may receive upon exercise of the warrants). The Private Placement is subject to customary closing conditions, including obtaining approval of the Private Placement by the Company’s stockholders, and the Company currently expects the Private Placement to close in the third quarter of 2010 (See Note 7). The Company expects to continue to fund its operations and satisfy its contractual obligations for 2010 primarily through its cash and cash equivalents, borrowings under the Company’s revolving credit facility, the proceeds the Company expects to receive from the Private Placement and any cash generated by operations. However, there can be no assurances that the Private Placement will close or that the Company will be able to generate positive operating cash flow during 2010 or beyond.
The Company believes its cash and cash equivalents, together with any cash flows from operations, borrowings under its credit facility and the proceeds the Company expects to receive from the Private Placement will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, the Company’s cash requirements for the next 12 months may be greater than anticipated due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than currently anticipated, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries, a deterioration of the quality of the Company’s accounts receivable, which could lower the borrowing base under its credit facility, and any failure on the Company’s part to remain in compliance with the covenants under the revolving credit facility. The Company currently expects that it will be able to comply with the EBITDA-related covenant contained in the credit facility. If revenues are lower than anticipated, the Company may be required to reduce its operating expenses to remain in compliance with this covenant. Reducing operating expenses could be very challenging for the Company, since it undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first and second quarters of 2010 that reduced operating expenses significantly. However, the Company expects to continue its efforts to reduce operating expenses during the second half of 2010. Reducing operating expenses further than the Company currently anticipates could have the effect of reducing revenues. On August 24, 2009, February 10, 2010 and March 18, 2010, the Company entered into amendments to its Loan and Security Agreement with the lender, which (1) reduced certain of the minimum targets contained in the EBITDA-related covenant, (2) changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation, (3) extended the maturity date of the Loan and Security Agreement from December 22, 2010 until June 30, 2011 and (4) increased the interest rate for borrowings under the Loan and Security Agreement by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0% (see Note 6). As of June 30, 2010, the Company was in compliance with the modified covenants.

If the Company’s cash sources are insufficient to satisfy the Company’s cash requirements, the Company may seek to raise additional capital beyond that of the Private Placement by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, seeking to increase the amount available to the Company for borrowing under the Company’s credit facility, procuring a new debt facility, selling some of the Company’s assets, and/or seeking to restructure the MIG earnout and bonus payments. The Company may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to it, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to the Company’s stockholders, as will be the case with the Private Placement. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of the Company’s common stock, all of which is subject to the provisions of the credit facility. Additionally, the Company may be unable to increase the size of the Company’s credit facility or procure a new debt facility, or to do so on terms that are acceptable to it, particularly in light of the current credit market conditions. Similarly, the Company may be unable to restructure the MIG earnout and bonus payments to the extent it may need. If the amount of cash that the Company generates from operations is less than anticipated or if the Company uses cash in its operations, it could also be required to extend the term of its credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit the Company’s ability to achieve profitability in the future. The credit facility also contains other customary events of default, including a “material adverse change” clause (see Note 6). The Company may also be unable to obtain the necessary approvals from the Company’s stockholders or satisfy the additional conditions to closing in order to consummate the Private Placement in the third quarter of 2010, or at all, which would have an adverse impact on the Company’s liquidity.
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
The following table summarizes the revenues from customers that accounted for in excess of 10% of the Company’s revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Verizon Wireless	15.7%	20.8%	16.9%	21.3%
China Mobile	*	*	*	10.2

*	Revenues from the customer were less than 10% during the period.
At June 30, 2010, Verizon Wireless accounted for 25.1% of total accounts receivable. At December 31, 2009, Verizon Wireless accounted for 24.1% of total accounts receivable. No other carrier represented more than 10% of the Company’s total accounts receivable as of these dates.

Net Loss Per Share
The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(3,218)	$(1,538)	$(6,874)	$(7,295)

Basic and diluted shares:
Weighted average common shares outstanding	30,676	29,622	30,567	29,609
Weighted average unvested common shares subject to repurchase	—	(1)	—	(1)

Weighted average shares used to compute basic and diluted net loss per share	30,676	29,621	30,567	29,608

Net loss per share — basic and diluted	$(0.10)	$(0.05)	$(0.22)	$(0.25)
The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Warrants to purchase common stock	106	106	106	106
Unvested common shares subject to repurchase	—	1	—	1
Options to purchase common stock	6,329	5,063	6,032	5,036

	6,435	5,170	6,138	5,143

Recent Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification (“ASC”) 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on its consolidated financial statements.
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
Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during 2009 or the first six months of 2010, the Company believes ASC 805 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.

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
Effective January 1, 2010, the Company adopted ASU 2010-06, which amended ASC 820 to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The adoption of the amended disclosure requirements for fair value measurements did not affect the disclosures because the Company did not transfer financial assets or liabilities between levels in the fair value hierarchy. The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of June 30, 2010, the Company had $6,152 in cash and cash equivalents.
Note 3 — Balance Sheet Components
Accounts Receivable

	June 30,	December 31,
	2010	2009
Accounts receivable	$11,866	$16,576
Less: Allowance for doubtful accounts	(701)	(546)

	$11,165	$16,030

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three and six months ended June 30, 2010 and 2009.
Property and Equipment

	June 30,	December 31,
	2010	2009
Computer equipment	$5,270	$5,167
Furniture and fixtures	470	455
Software	2,835	2,742
Leasehold improvements	3,320	3,360

	11,895	11,724
Less: Accumulated depreciation and amortization	(9,338)	(8,380)

	$2,557	$3,344

Depreciation expense for the three months ended June 30, 2010 and June 30, 2009 was $548 and $585, respectively. Depreciation expense for the six months ended June 30, 2010 and June 30, 2009 was $1,111 and $1,178, respectively.

Other Long-Term Liabilities

	June 30,	December 31,
	2010	2009
Uncertain tax position obligations	4,709	4,614
Deferred income tax liability	1,744	1,736
Other	1,225	1,266

	$7,678	7,616

Note 4 — Goodwill and Intangible Assets
The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2010 and December 31, 2009 were as follows:

		June 30, 2010			December 31, 2009
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,465	$(13,465)	$—	$13,599	$(13,411)	$188
Catalogs	1 yr	1,172	(1,172)	—	1,239	(1,239)	—
ProvisionX Technology	6 yrs	193	(177)	16	204	(168)	36
Carrier contract and related relationships	5 yrs	18,525	(8,639)	9,886	18,558	(7,149)	11,409
Licensed content	5 yrs	2,754	(2,336)	418	2,753	(1,902)	851
Service provider license	9 yrs	433	(122)	311	431	(98)	333
Trademarks	3 yrs	542	(542)	—	544	(512)	32

		37,084	(26,453)	10,631	37,328	(24,479)	12,849

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,250	(1,156)	94	1,321	(1,111)	210
Noncompete agreement	2 yrs	547	(547)	—	578	(578)	—

		1,797	(1,703)	94	1,899	(1,689)	210

Total intangibles assets		$38,881	$(28,156)	$10,725	$39,227	$(26,168)	$13,059

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended June 30, 2010 and 2009, the Company recorded amortization expense in the amounts of $1,006 and $1,412 respectively, in cost of revenues. During the six months ended June 30, 2010 and 2009, the Company recorded amortization expense in the amounts of $2,234 and $4,260 respectively, in cost of revenues. During the three months ended June 30, 2010 and 2009, the Company recorded amortization expense in the amounts of $52 and $51, respectively, in operating expenses. During the six months ended June 30, 2010 and 2009, the Company recorded amortization expense in the amounts of $107 and $102, respectively, in operating expenses.

As of June 30, 2010, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Year Ending December 31,	Revenues	Expenses	Expense
2010 (remaining six months)	$1,980	$94	$2,074
2011	2,863	—	2,863
2012	2,745	—	2,745
2013	2,677	—	2,677
2014	270	—	270
2015 and thereafter	96	—	96

	$10,631	$94	$10,725

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
Goodwill by geographic region for the periods indicated was as follows:

	June 30, 2010				December 31, 2009
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$24,871	$25,354	$23,881	$74,106	$24,871	$25,354	$23,895	$74,120
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	—	—	4,608	4,608	—	—	4,622	4,622
Goodwill Acquired during the year	—	—	—	—	—	—	—	—
Effects of Foreign Currency Exchange	—	—	20	20	—	—	(14)	(14)
Adjustments	—	—	—	—	—	—	—	—
Impairment Losses	—	—	—	—	—	—	—	—

Balance as of period ended:	—	—	4,628	4,628	—	—	4,608	4,608
Goodwill	24,871	25,354	23,901	74,126	24,871	25,354	23,881	74,106
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$—	$—	$4,628	$4,628	$—	$—	$4,608	$4,608

In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”) the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.
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
The Company has three geographic segments comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of June 30, 2010, the Company had goodwill attributable to the APAC reporting unit. The Company performed an annual impairment review as of September 30, 2009 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, were determined using the Company’s best estimates as of the date of the impairment review.

Note 5 — Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating facility leases with various expiration dates through July 2013. Rent expense for the three months ended June 30, 2010 and 2009 was $602 and $671, respectively. Rent expense for the six months ended June 30, 2010 and 2009 was $1,267 and $1,337, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $450 and $440 at June 30, 2010 and December 31, 2009, respectively, and was included within other long-term liabilities.
At June 30, 2010, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Year Ending December 31,	Payments	Income	Payments
2010 (remaining six months)	$1,831	$59	$1,772
2011	2,994	78	2,916
2012	1,816	—	1,816
2013	194	—	194

	$6,835	$137	$6,698

Minimum Guaranteed Royalties
The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of June 30, 2010 were as follows:

Minimum
Guaranteed
Year Ending December 31,	Royalties
2010 (remaining six months)	$3,075
2011	698
2012 and thereafter	42

$3,815

These commitments are included in both current and long-term prepaid and accrued royalties.
Income Taxes
As of June 30, 2010, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of June 30, 2010, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements
The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2010 or December 31, 2009.
In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of June 30, 2010 or December 31, 2009.
Contingencies
From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. For example, the Company was engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement. On April 21, 2009, Skinit filed a complaint against the Company and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009), alleged breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. On June 25, 2009, the Company filed a motion in the Superior Court in Orange County requesting an order compelling Skinit to arbitrate its claim against the Company and requesting that the court stay the action pending the determination of the motion and the subsequent arbitration. On July 30, 2009, the court granted the Company’s motion in its entirety and the dispute was to proceed to arbitration, which was scheduled to occur on August 9, 2010. In July 2010, the Company and Skinit entered into a settlement agreement in full settlement and discharge of all claims discussed above. This settlement is anticipated to have an insignificant impact on the Company’s financial statements.
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

September 30, 2010	$1,500
December 31, 2010	$1,500

3,000

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

September 30, 2010	$1,563
December 31, 2010	$1,563

3,126

The Special Bonus Notes are guaranteed by the Company and the Company’s obligations are secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes are subordinated to the Credit Facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, and may be paid off in advance without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes. The Company has recorded the entire $5,000 of the Special Bonus Notes as of June 30, 2010 as the former MIG shareholders are fully vested in the special bonus.
In March 2010, the Company entered into an agreement with the holders of the Earnout Notes and the Special Bonus Notes to postpone the payments that would have been due on March 31, 2010 until May 1, 2010. As of June 30, 2010, the Company had paid $17,595 of principal and interest to the MIG shareholders related to the Earnout Notes and $1,863 of principal and interest to the former MIG executives related to the Special Bonus Notes. Additionally in July 2010, the Company paid $438 of taxes that had been withheld on the June 30, 2010 Special Bonus Notes payment made to the former MIG shareholders in China.
As of June 30, 2010, the Company’s remaining debt related to the Earnout and Special Bonus Notes was all current and amounted to $6,260.
Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value of the Earnout and Special Bonus Notes of $6,260 in principal and accrued interest approximates fair value.
Credit Facility
In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), which amended and superseded the Loan and Security Agreement entered into in February 2007, as amended. On August 24, 2009 and February 10, 2010, the Company entered into amendments to the Credit Facility, which reduced certain of the minimum targets contained in the EBITDA-related covenant discussed below. The February 10, 2010 amendment also changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, the Company entered into a third amendment to the agreement which extended the maturity date of the Credit Facility from December 22, 2010 until June 30, 2011 and increased the interest rate for borrowings under the Credit Facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%.The Credit Facility provides for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The maximum amount available for borrowing under the Credit Facility was limited to $2,895 as of June 30, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.
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
As of June 30, 2010, the Company was in compliance with all covenants of the Credit Facility and had outstanding obligations of $2,794. Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value approximates fair value.
Note 7 — Stockholders’ Equity
Warrants to Purchase Common Stock
Warrants outstanding as of June 30, 2010 were as follows:

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
Private Placement
On June 30, 2010, in connection with the Private Placement, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”). Pursuant to the Purchase Agreement, the Company agreed to issue to the Investors (i) an aggregate of 13,495 shares of the Company’s common stock and (ii) warrants initially exercisable to purchase up to 6,748 shares of the Company’s common stock (the “Warrants”), for initial gross proceeds of approximately $13,495. Each Warrant has an initial exercise price of $1.50 per share of common stock. The Warrants will be immediately exercisable following the closing of the Private Placement (the “Closing”), have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events. If the Warrants are fully exercised for cash in accordance with their terms, assuming no intervening adjustment, the Company will receive approximately $10,121 in additional gross proceeds. The Investors include the following members of Glu’s board of directors and/or their affiliates: Matthew Drapkin (Greenway Capital), Hany Nada (GGV Capital) and A. Brooke Seawell (New Enterprise Associates). In connection with the Private Placement, the Company has agreed to solicit stockholder approval of the Private Placement at a special meeting of stockholders to be held not later than September 30, 2010 (the “Special Meeting”). Company stockholders that beneficially owned approximately 50.2% of the Company’s outstanding common stock as of June 15, 2010 have entered into voting agreements with the lead Investor requiring them to vote their shares at the Special Meeting in favor of the Private Placement. The Company expects that the Closing will occur shortly after receipt of stockholder approval at the Special Meeting, subject to prior satisfaction of other customary conditions to closing.
Note 8 — Stock Option and Other Benefit Plans
2007 Equity Incentive Plan
In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the Company’s 2001 Stock Option Plan (the “2001 Plan”) that were unissued. In addition, shares that were not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan. Furthermore, the number of shares available for grant and issuance under the 2007 Plan will be increased automatically on January 1 of each of 2008 through 2011 by an amount equal to 3% of our shares outstanding on the immediately preceding December 31, unless the Company’s board of directors, in its discretion, determines to make a smaller increase.
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
On June 3, 2010, at the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2007 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2007 Plan by 3,000 shares. As of June 30, 2010, 4,870 shares were available for future grants under the 2007 Plan.

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
As of June 30, 2010, 616 shares were available for issuance under the 2007 Purchase Plan.
2008 Equity Inducement Plan
In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Inducement Plan did not require the approval of the Company’s stockholders. The Company initially reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. On December 28, 2009, the Company’s Board of Directors appointed Niccolo de Masi as the Company’s President and Chief Executive Officer and the Compensation Committee of the Company’s Board of Directors awarded him a non-qualified stock option to purchase 1,250 shares of the Company’s common stock, which was issued on January 4, 2010 under the Inducement Plan. Immediately prior to the grant of this award, the Compensation Committee amended the Inducement Plan to increase the number of shares available for grant under the plan by 819 shares to 1,250 shares. The Company may only grant NSOs under the Inducement Plan. Grants under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination.
As of June 30, 2010, 26 shares were reserved for future grants under the Inducement Plan.

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
The Company completed the Exchange Program in the second quarter of 2009. Eligible Employees tendered options to purchase 821 shares of common stock in exchange for replacement options to purchase 261 shares of common stock under the Company’s 2007 Plan. This resulted in $15 of incremental stock-based compensation expense to be amortized monthly over three years. The new options have a six-year term and vest over three years in 36 equal monthly installments. The exercise price of the New Options equals the closing sale price of the Company’s common stock of $0.78 per share as reported on The NASDAQ Global Market on May 22, 2009.
Stock Option Activity
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2010:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2009	2,654	4,841	$3.49
Increase in authorized shares	3,911
Options granted	(3,035)	3,035	1.19
Options canceled	1,366	(1,366)	2.87
Options exercised	—	(231)	0.88

Balances at June 30, 2010	4,896	6,279	$2.61	4.72	$1,090

Options vested and expected to vest at June 30, 2010		5,161	$2.91	4.55	$870
Options exercisable at June 30, 2010		2,202	$4.95	3.41	$287
The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $1.33 per share as of June 30, 2010. Consolidated net cash proceeds from option exercises were $349 and $20 for the six months ended June 30, 2010 and 2009, respectively. The Company realized no significant income tax benefit from stock option exercises during the six months ended June 30, 2010 or 2009. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.38%	1.41%	1.37%	1.42%
Expected volatility	77.2%	58.0%	76.5%	57.7%
Expected term (years)	3.05	3.13	3.13	3.16
The Company based its expected volatility on the historical volatility of itself and of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the six months ended June 30, 2010 and 2009 was $0.61 and $0.30, respectively.

The Company calculated employee stock-based compensation expense recognized in the six months ended June 30, 2010 and 2009 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development	$116	$200	$280	$380
Sales and marketing	40	159	113	310
General and administrative	193	405	480	838

Total stock-based compensation expense	$349	$764	$873	$1,528

As of June 30, 2010, the Company had $3,140 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, which will be recognized over a weighted average period of 3.22 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Note 9 — Income Taxes
The Company recorded an income tax provision of $198 and an income tax benefit of $464 for the three months ended June 30, 2010 and 2009, respectively, related to foreign withholding taxes and income taxes. The Company recorded an income tax provision of $499 and $1,555 for the six months ended June 30, 2010 and 2009, respectively, related to foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of June 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $2,865 and $2,899, respectively. As of June 30, 2010 and December 31, 2009, approximately $51 and $90, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $58 and $58 of interest on uncertain tax positions during the three months ended June 30, 2010 and 2009, respectively. The Company recorded $115 and $114 of interest on uncertain tax positions during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the Company had a liability of $3,408 and $3,279, respectively, related to interest and penalties for uncertain tax positions.
One of the Company’s subsidiaries in China has received the High & New Technology Enterprise qualification from the Ministry of Science and Technology, and also the Software Enterprise Qualification from the Ministry of Industry and Information Technology. During the third quarter of 2010, the State Administration of Taxation approved the Company’s application to apply the favorable tax benefits to operations beginning January 1, 2009. The Company has revalued certain deferred tax assets and liabilities during the quarter, and certain taxes that were expensed in 2009 could be refunded, if the State Administration of Taxation approves the Company’s refund claim.
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
The Company generates its revenues in the following geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States of America	$7,341	$9,702	$15,590	$19,725
China	1,155	1,589	2,755	4,133
Americas, excluding the USA	2,232	2,805	4,408	4,959
EMEA	4,478	5,127	9,140	10,694
Other	746	649	1,348	1,136

	$15,952	$19,872	$33,241	$40,647

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2010	2009
Americas	$1,649	$2,194
EMEA	743	700
Other	165	450

	$2,557	$3,344

Note 11 — Restructuring
Restructuring information as of June 30, 2010 was as follows:

	Restructuring
	2010	2009		2008
			Facilities		Facilities	Superscape
	Workforce	Workforce	Related	Workforce	Related	Plan	Total
Balance as of January 1, 2009	$—	$—	$—	$100	$443	$457	$1,000
Charges to operations	—	1,009	867	—	—	—	1,876
Non Cash Adjustments	—	—	(62)	—	—	(11)	(73)
Charges settled in cash	—	(380)	(68)	(100)	(443)	(406)	(1,397)

Balance as of December 31, 2009	—	629	737	—	—	40	1,406
Charges to operations	1,052	—	235	—	—	—	1,287
Non Cash Adjustments	—	—	—	—	—	(2)	(2)
Charges settled in cash	(979)	(629)	(224)	—	—	(14)	(1,846)

Balance as of June 30, 2010	$73	$—	$748	$—	$—	$24	$845

During 2008, 2009 and the first and second quarters of 2010, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2010 restructuring plan included $1,052 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $235 related primarily to facility related charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters. Since the inception of the 2009 restructuring plan through June 30, 2010, the Company incurred $2,111 in restructuring charges. These charges included $1,009 of workforce related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $1,102 of facility related charges, comprised of $944 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. These amounts were partially offset by a $73 non-cash adjustment, primarily relating to a write down in fixed assets associated with the restructuring of the Company’s EMEA headquarters. Since the inception of the 2008 restructuring plan through June 30, 2010, the Company incurred $1,744 in restructuring charges. These charges included $989 related to employee severance and benefit arrangements due to the termination of employees in France, Hong Kong, Sweden, the United Kingdom and the United States and $755 related to vacated office space at the Company’s headquarters. The Company does not expect to incur any additional charges under the 2009 and 2008 restructuring plans.
As of June 30, 2010, the Company’s remaining restructuring liability of $845 was comprised of $73 of severance and benefits payments due to a former executive, which are due to be paid in the first quarter of 2011, and $772 of facility related costs that are expected to be paid over the remainder of the lease terms of one to three years. However, any changes in the assumptions used in the Company’s vacated facility accrual could result in additional charges in the future. As of December 31, 2009, the Company’s remaining restructuring liability of $1,406 was comprised of $629 of severance and benefit payments due to the Company’s former Chief Executive Officer, which were paid in the first quarter of 2010, and $777 of facility related costs.
Note 12 — Subsequent Events
In connection with the Private Placement (see Note 7), on July 1, 2010, Richard Moran and Daniel Skaff resigned from the Board effective July 2, 2010. For each of Mr. Moran and Mr. Skaff, the Board approved the immediate acceleration in full of the option to purchase 20 shares granted to him on June 3, 2010, and extended the period of time for him to exercise all or a portion of any vested option held by him until 90 days following the end of the term from which he has resigned (i.e., until 90 days following the Company’s 2011 and 2012 annual meeting of stockholders, respectively, for Mr. Moran and Mr. Skaff). This is not anticipated to have a significant impact on the Company’s statement of operations.

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
•
our belief that our cash and cash equivalents, borrowings under our revolving credit facility, the proceeds we expect to receive from the Private Placement and cash flows from operations will be sufficient to meet our working capital needs, contractual obligations, debt service obligations, capital expenditure requirements and similar commitments;

•	our expectation regarding our ability to maintain compliance with or negotiate the financial and other covenants in our credit facility; and
•	our expectation that the Private Placement will close in the third quarter of 2010.
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
Overview
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the second quarter of 2010, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
Financial Results and Trends
Revenues for the three months ended June 30, 2010 were $16.0 million, a 20% decrease compared to the three months ended June 30, 2009, in which we reported revenues of $19.9 million. Revenues for the six months ended June 30, 2010 were $33.2 million, an 18% decrease compared to the six months ended June 30, 2009, in which we reported revenues of $40.6 million. These decreases were primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier business, which in turn led to a decrease in the number of games that we sold. The decrease was partially related to the impact of foreign currency exchange rates, which had a greater negative impact on our revenues for the first six months of 2010 compared to the comparable period of 2009. The decline in our feature phone revenues was both a result of the global economic slowdown and the continued migration of users from traditional feature phones to more advanced platforms and smartphones, such as Apple’s iPhone, Google’s Android and Research In Motion’s BlackBerry, which offer enhanced functionality. We believe that this transition will continue to accelerate in 2010 as consumers increasingly upgrade their phones. As a result, we expect an overall decline in our revenues in 2010 from the sale of games that we develop for feature phones in our base carrier business, which we expect will still generate the substantial majority of our revenues in 2010.
As part of our strategy for growth in 2010 and beyond, we intend to significantly increase our studio capacity that is dedicated towards publishing mobile games that are widely accepted and commercially successful on the smartphone storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Although we experienced certain successes on these smartphone storefronts in 2009 and the first six months of 2010, particularly with respect to the Apple App Store, our smartphone revenues did not meet our expectations and represented less than 10% of our revenues for the three and six months ended June 30, 2010. We expect that a significant portion of our development activities for these smartphone storefronts will be focused on persistent-state, “freemium” games — games that are downloadable without an initial charge or for a small fee, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offering techniques. We believe this approach will enable us to build and grow a more direct relationship with our customers. We intend to have the significant majority of these persistent-state, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value. However, we do not expect to release any persistent-state, freemium titles prior to the fourth quarter of 2010.
Although we expect our revenues from advanced platforms and smartphones to increase in 2010 as compared to 2009, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones in our traditional base carrier business. Significantly growing our revenues and further succeeding in this channel may be challenging for us for several reasons, including: (1) the open nature of many new smartphone storefronts increases substantially the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games, (2) the competitive advantage of our porting capabilities may be reduced as these advanced platforms and smartphones become more widely adopted; (3) many of our key licenses do not grant us the rights to develop games for the iPhone and other smartphones; (4) open storefront distribution is still relatively new for us, and we must develop a marketing strategy that allows us to generate sustainable and increasingly profitable revenues, without significantly increasing our marketing or development expenses; (5) we have only recently begun to embed micro-transaction capabilities into some of our games for smartphones as well as experiment with a number of advertising monetization techniques, and our limited experience in these areas may cause us to have difficulty optimizing the monetization of our games; and (6) we have a limited ability to invest heavily in this strategy.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, imposes a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of other factors, including our relationships with the feature phone and smartphone storefronts and our licensors. Even if mobile games based on licensed content or brands remain popular with end users, any of our licensors could decide not to renew an existing license or not to license additional intellectual property to us and instead license to our competitors or develop and publish their own mobile games or other applications, competing with us in the marketplace. For example, in the second quarter of 2010, PopCap Games elected not to renew its license with us pursuant to which we created our game Zuma, which accounted for less than 5% of our revenues for each of 2009 and the first six months of 2010. The loss of any other key relationships with our carriers, other distributors or licensors could impact our revenues in the future. We expect our 2010 revenues to be lower than our 2009 revenues, and in future periods, our revenues could continue to decline.
Our net loss in the three months ended June 30, 2010 was $3.2 million versus a net loss of $1.5 million in the three months ended June 30, 2009. This increase in our net loss was driven primarily by a reduction in revenues of $3.9 million, an increase in interest and other expense of $1.0 million and an in increase in income tax provision of $662,000, which was partially offset by a decrease in operating expenses of $2.2 million and a decrease in cost of revenues of $1.7 million. Our net loss in the six months ended June 30, 2010 was $6.9 million versus a net loss of $7.3 million in the six months ended June 30, 2009. This decrease in our net loss was driven primarily by a decrease in cost of revenues of $4.5 million, a decrease in operating expenses of $3.2 million and a decrease in our income tax provision of $1.1 million, which was partially offset by a $7.4 million reduction in revenues and an increase in interest and other expense of $841,000. The decreases in our operating expenses for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009 was in part due to the headcount reductions and related measures that we took in connection with the restructurings that we implemented in both the third quarter of 2009 and the first and second quarters of 2010. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble) and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and in 2009 and the first six months of 2010, some of these currencies fluctuated by up to 40%.
We expect that our expenses to develop and port games for advanced platforms and smartphones will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms. Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that our cash expenses will decline in 2010 compared to 2009 in terms of absolute dollars as a result of the restructuring measures we implemented in the first and second quarters of 2010, which primarily consisted of headcount reductions. Our business has historically been impacted by seasonality, as many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new handsets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game purchases, most of this holiday impact occurs for us in our first calendar quarter. In addition, we release many of our products in conjunction with specific events, such as the release of a related movie. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we sometimes experience seasonal sales decreases during the summer, particularly in parts of Europe. We expect these seasonal trends to continue in the future.
Cash and cash equivalents at June 30, 2010 totaled $6.2 million, a decrease of $4.4 million from the balance at December 31, 2009. This decrease was primarily due to $4.5 million paid during 2010 with respect to the promissory notes and bonuses that we issued to the MIG shareholders that are discussed in further detail in “Significant Transactions” below. We also paid down $1.9 million under our credit facility and paid $244,000 for capital expenditures. These outflows were partially offset by $2.2 million of cash generated from operations. We believe our cash and cash equivalents, together with cash flows from operations, borrowings under our credit facility and the proceeds we expect to receive from the Private Placement in the third quarter of 2010 as discussed in further detail in “Significant Transactions” below, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We currently expect that we will be able to comply with the EBITDA-related covenant contained in our revolving credit facility. However, if our revenues are lower than we anticipate, we will be required to further reduce our operating expenses to remain in compliance with these covenants. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first and second quarters of 2010 that reduced our operating expenses significantly. However, we expect to continue our efforts to reduce operating expenses during the second half of 2010. Reducing operating expenses further than we currently anticipate could have the effect of negatively impacting our revenues. In August 2009, February 2010 and March 2010, we entered into amendments to our revolving credit facility with the lender, which (1) reduced certain of the minimum targets contained in the earnings before interest, depreciation and amortization (“EBITDA”) related covenant, (2) changed the measurement period for the EBITDA covenant from a rolling six-month calculation to a quarterly calculation, (3) extended the maturity date of the credit facility from December 22, 2010 to June 30, 2011 and (4) increased the interest rate for borrowings under the credit facility by 0.75% to the higher of the lender’s prime rate plus 1.75%, or 5% (see Liquidity and Capital Resources — Sufficiency of Current Cash and Cash Equivalents below). A failure on our part to remain in compliance with the covenants under the revolving credit facility could adversely impact our cash requirements for the next 12 months.
Significant Transactions
On June 30, 2010, we entered into a purchase agreement pursuant to which we agreed to issue to certain investors in a private placement (the “Private Placement”) an aggregate of 13,495,000 shares of common stock and warrants exercisable to purchase up to 6,747,500 shares of common stock for initial gross proceeds of approximately $13.5 million (excluding any proceeds we may receive upon exercise of the warrants). We currently expect that the Private Placement will be consummated and that we will receive the initial gross proceeds in the third quarter of 2010. However, the Private Placement is subject to customary closing conditions, including approval by our stockholders at a special meeting scheduled to be held on August 26, 2010, and there can be no assurance that the Private Placement with be completed and that we will receive the initial gross proceeds.
In December 2007, we acquired MIG to accelerate our presence in China, deepen our relationship with China Mobile, the largest wireless carrier in China, acquire access and rights to leading franchises for the Chinese market, and augment our internal production and publishing resources with a studio in China. As a result of the attainment of revenue and operating income milestones in 2008 by MIG, we were committed to pay $20.0 million in additional consideration to the MIG shareholders and $5.0 million of bonuses to two officers of MIG. In December 2008, we restructured the timing and nature of these payments and issued to former shareholders of MIG an aggregate of $25.0 million in promissory notes, which are due in 2009 and 2010. Due to decreases in our long-term forecasts and current market capitalization, a portion of the goodwill resulting from the MIG acquisition was impaired during the year ended December 31, 2008.
Critical Accounting Policies and Estimates
There were no significant changes in our Critical Accounting Policies and Estimates during the six months ended June 30, 2010 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.
Results of Operations
Comparison of the Three Months Ended June 30, 2010 and 2009
Revenues

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Revenues	$15,952	$19,872

Our revenues decreased $3.9 million, or 19.7%, from $19.9 million for the three months ended June 30, 2009 to $16.0 million for the three months ended June 30, 2010. This decrease was primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier business, which in turn led to a decrease in the number of games that we sold, and a migration of users from feature phones to smartphones where we were unable to capture the same market share as we have in our traditional carrier business. Foreign currency exchange rates also had a more adverse impact on our revenues for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $1.6 million, from $10.2 million in the three months ended June 30, 2009 to $8.6 million in the three months ended June 30, 2010. This was primarily related to a $649,000, or 12.7%, decrease in our EMEA revenues, a $573,000, or 20.4%, decrease in our Americas (excluding the United States) revenues, and a $434,000, or 27.3%, decrease in our China revenues. The decline in our EMEA and Americas (excluding the United States) revenues was primarily due to declining sales in our traditional carrier business. The decline in our China revenues was primarily due to a decrease in the revenue share that we receive through our revenue share arrangements with China Mobile, which accounts for approximately 90% of our revenues in China. In the first quarter of 2010, China Mobile reduced the revenue share for all publishers, including us, in 15 provinces for its mBox platform. We expect our 2010 revenues to be lower than our 2009 revenues primarily as a result of the anticipated acceleration of the slowdown in the sale of our games on feature phones in our base carrier business as consumers increasingly migrate from traditional feature phones to more advanced platforms and smartphones. Although we expect our revenues from games designed for smartphones to increase in 2010, we do not expect this increase to fully offset the anticipated decline in revenues from feature phones.
Cost of Revenues

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Cost of revenues:
Royalties	$4,280	$5,667
Impairment of prepaid royalties and guarantees	663	589
Amortization of intangible assets	1,006	1,412

Total cost of revenues	$5,949	$7,668

Revenues	$15,952	$19,872

Gross margin	62.7%	61.4%
Our cost of revenues decreased $1.7 million, or 22.4%, from $7.7 million in the three months ended June 30, 2009 to $5.9 million in the three months ended June 30, 2010. This decrease was primarily due to a $1.4 million decrease in royalties associated with a decline in royalty-burdened revenue and a $406,000 reduction in amortization for titles and content. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 79.2% in the three months ended June 30, 2009 to 80.6% in the three months ended June 30, 2010, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. Revenues attributable to games based upon original intellectual property were 19.4% of our total revenues for the three months ended June 30, 2010, of which nearly one-third related to MIG. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 36.0% in the three months ended June 30, 2009 to 33.3% in the three months ended June 30, 2010 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 31.5% in the three months ended June 30, 2009 to 31.0% in the three months ended June 30, 2010.
Research and Development Expenses

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Research and development expenses	$6,229	$6,648
Percentage of revenues	39.0%	33.5%

Our research and development expenses decreased $419,000, or 6.3%, from $6.6 million in the three months ended June 30, 2009 to $6.2 million in the three months ended June 30, 2010. The decrease in research and development costs was primarily due to a decrease in salaries and benefits of $343,000 associated with a restructuring that we implemented during the second quarter of 2010 which resulted in a reallocation of headcount from more expensive studios to lower cost studios and a $227,000 decrease in outside services costs due to a reduction in third-party costs for porting and external development, which was partially offset by an increase in allocated facilities and overhead costs of $313,000. We decreased our research and development staff from 413 employees at June 30, 2009 to 352 as of June 30, 2010. As a percentage of revenues, research and development expenses increased from 33.5% for the three months ended June 30, 2009 compared to 39.0% for the three months ended June 30, 2010. Research and development expenses included $116,000 of stock-based compensation expense in the three months ended June 30, 2010 and $200,000 in the three months ended June 30, 2009.
Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Sales and marketing expenses	$2,437	$3,546
Percentage of revenues	15.3%	17.8%
Our sales and marketing expenses decreased $1.1 million, or 31.3%, from $3.5 million in the three months ended June 30, 2009 to $2.4 million in the three months ended June 30, 2010. The decrease was primarily due to a $607,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 67 at June 30, 2009 to 51 at June 30, 2010, which was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third party distribution agent. We also had a $219,000 decrease in the MIG earnout expense due to lower amortization of stock-based compensation expense associated with reaching the end of the vesting terms and conditions, a $165,000 decrease in marketing promotions associated with declining sales and a $119,000 decrease in stock-based compensation expense due to reduced headcount. As a percentage of revenues, sales and marketing expenses decreased from 17.8% in the three months ended June 30, 2009 to 15.3% in the three months ended June 30, 2010. Sales and marketing expenses included $40,000 of stock-based compensation expense in the three months ended June 30, 2010 and $159,000 in the three months ended June 30, 2009.
General and Administrative Expenses

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
General and administrative expenses	$3,052	$3,905
Percentage of revenues	19.1%	19.7%
Our general and administrative expenses decreased $853,000, or 21.8%, from $3.9 million in the three months ended June 30, 2009 to $3.1 million in the three months ended June 30, 2010. The decrease in general and administrative expenses was primarily due to a $398,000 decrease in allocated facility and overhead costs, a $212,000 decrease in stock-based compensation expense and a $143,000 decrease in professional and consulting fees. We decreased our general and administrative headcount from 68 at June 30, 2009 to 58 at June 30, 2010. As a percentage of revenues, general and administrative expenses decreased from 19.7% in the three months ended June 30, 2009 to 19.1% in the three months ended June 30, 2010. General and administrative expenses included $193,000 of stock-based compensation expense in the three months ended June 30, 2010 and $405,000 in the three months ended June 30, 2009.
Restructuring
Our restructuring charge increased from $513,000 during the three months ended June 30, 2009 to $693,000 during the three months ended June 30, 2010. This was due to an additional $458,000 of employee termination costs in our United States, Latin America and United Kingdom offices and $235,000 of facility related charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters.

Interest and other Income/(Expense), Net
Interest and other income/(expense), net, increased from a net income of $457,000 during the three months ended June 30, 2009 to a net expense of $560,000 in the three months ended June 30, 2010. This change was primarily due to an increase in foreign currency loss of $1.2 million related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable which was partially offset by a $228,000 decrease in interest expense related to the MIG notes and borrowings under our credit facility. We expect to generate minimal interest income during 2010 as a result of lower cash balances. We also expect to incur interest expense on the MIG notes and borrowings under our credit facility through 2010.
Income Tax Provision
Income tax provision increased from a tax benefit of $464,000 in the three months ended June 30, 2009 to a tax provision of $198,000 in the three months ended June 30, 2010 primarily as a result of the interim period tax allocation and changes in income tax in certain foreign entities. We expect our effective tax rate in 2010 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
Comparison of the Six Months Ended June 30, 2010 and 2009
Revenues

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Revenues	$33,241	$40,647
Our revenues decreased $7.4 million, or 18.2%, from $40.6 million for the six months ended June 30, 2009 to $33.2 million for the six months ended June 30, 2010. This decrease was primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier business, which in turn led to a decrease in the number of games that we sold, and a migration of users from feature phones to smartphones where we were unable to capture the same market share as we have in our traditional carrier business. Foreign currency exchange rates also had a more adverse impact on our revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $3.3 million, from $20.9 million in the six months ended June 30, 2009 to $17.7 million in the six months ended June 30, 2010. This was primarily related to a $1.6 million or 14.5% decrease in our EMEA revenues and a $1.4 million or 33.3% decrease in our China revenues. The decline in our EMEA revenues was primarily due to declining sales in our feature phone business. The decline in our China revenues was primarily due to $700,000 of one-time revenues recorded from an APAC customer in the first quarter of 2009 and a decrease in the revenue share we receive through our revenue share arrangements with China Mobile that became effective in February 2010.
Cost of Revenues

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Cost of revenues:
Royalties	$8,971	$11,480
Impairment of prepaid royalties and guarantees	663	589
Amortization of intangible assets	2,234	4,260

Total cost of revenues	$11,868	$16,329

Revenues	$33,241	$40,647

Gross margin	64.3%	59.8%

Our cost of revenues decreased $4.5 million, or 27.3%, from $16.3 million in the six months ended June 30, 2009 to $11.9 million in the six months ended June 30, 2010. This decrease was primarily due to a decrease of $2.5 million in royalties associated with a decline in revenue and a $2.0 million reduction in amortization for titles and content associated with a portion of intangible assets acquired from Superscape in March 2008 that were fully amortized in the first quarter of 2009. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 77.5% in the six months ended June 30, 2009 to 80.2% in the six months ended June 30, 2010, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. Revenues attributable to games based upon original intellectual property were 19.8% of our total revenues for the six months ended June 30, 2010, of which nearly one-third related to MIG. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 36.5% in the six months ended June 30, 2009 to 33.7% in the six months ended June 30, 2010 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 29.7% in the six months ended June 30, 2009 to 29.0% in the six months ended June 30, 2010.
Research and Development Expenses

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Research and development expenses	$12,890	$13,045
Percentage of revenues	38.8%	32.1%
Our research and development expenses decreased $155,000, or 1.2%, from $13.0 million in the six months ended June 30, 2009 to $12.9 million in the six months ended June 30, 2010. The decrease in research and development costs was primarily due to a $461,000 decrease in outside services costs due to a reduction in third-party costs for porting and external development, a decrease in salaries and benefits of $140,000, a decrease in stock-based compensation expense of $100,000 and a decrease in travel and entertainment expenses of $61,000, which was partially offset by an increase in allocated facilities and overhead costs of $658,000. We decreased our research and development staff from 413 employees at June 30, 2009 to 352 as of June 30, 2010. As a percentage of revenues, research and development expenses increased from 32.1% for the six months ended June 30, 2009 compared to 38.8% for the six months ended June 30, 2010. Research and development expenses included $280,000 of stock-based compensation expense in the six months ended June 30, 2010 and $380,000 in the six months ended June 30, 2009.
Sales and Marketing Expenses

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Sales and marketing expenses	$5,408	$7,658
Percentage of revenues	16.3%	18.8%
Our sales and marketing expenses decreased $2.3 million, or 29.4%, from $7.7 million in the six months ended June 30, 2009 to $5.4 million in the six months ended June 30, 2010. The decrease was primarily due to a $949,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 67 at June 30, 2009 to 51 at June 30, 2010, this was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third party distribution agent. We also had a $875,000 decrease in the MIG earnout expense due to lower amortization of stock-based compensation expense associated with reaching the end of the vesting terms and conditions in 2009, a $221,000 decrease in marketing promotions associated with declining sales and a $197,000 decrease in stock-based compensation expense due to reduced headcount. As a percentage of revenues, sales and marketing expenses decreased from 18.8% in the six months ended June 30, 2009 to 16.3% in the six months ended June 30, 2010. Sales and marketing expenses included $113,000 of stock-based compensation expense in the six months ended June 30, 2010 and $310,000 in the six months ended June 30, 2009.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
General and administrative expenses	$6,865	$8,390
Percentage of revenues	20.7%	20.6%
Our general and administrative expenses decreased $1.5 million, or 18.2%, from $8.4 million in the six months ended June 30, 2009 to $6.9 million in the six months ended June 30, 2010. The decrease in general and administrative expenses was primarily due to a $791,000 decrease in allocated facility and overhead costs, a $358,000 decrease in stock-based compensation expense, a $338,000 decrease in professional and consulting fees and a $75,000 decrease in payroll related costs. We decreased our general and administrative headcount from 68 at June 30, 2009 to 58 at June 30, 2010. As a percentage of revenues, general and administrative expenses increased from 20.6% in the six months ended June 30, 2009 to 20.7% in the six months ended June 30, 2010. General and administrative expenses included $480,000 of stock-based compensation expense in the six months ended June 30, 2010 and $838,000 in the six months ended June 30, 2009.
Restructuring
Our restructuring charge increased from $513,000 during the six months ended June 30, 2009 to $1.3 million during the six months ended June 30, 2010. This was due to an additional $1.1 million of employee termination costs in our United States, APAC, Latin America and United Kingdom offices and $235,000 of facility related charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters.
Interest and other Income/(Expense), Net
Interest and other income/(expense), net, increased from a net expense of $350,000 during the six months ended June 30, 2009 to a net expense of $1.2 million in the six months ended June 30, 2010. This change was primarily due to a $1.1 million increase in foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable which was partially offset by a $288,000 decrease in interest expense related to the MIG notes and borrowings under our credit facility.
Income Tax Provision
Income tax provision decreased from $1.6 million in the six months ended June 30, 2009 to $499,000 in the six months ended June 30, 2010 primarily as a result of the interim period tax allocation and changes in income tax in certain foreign entities. We expect our effective tax rate in 2010 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$244	$375
Depreciation and amortization	3,452	5,538
Cash flows provided by/(used in) operating activities	2,180	(1,434)
Cash flows used in investing activities	(244)	(375)
Cash flows used in financing activities	(5,975)	(4,469)
Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $184.2 million as of June 30, 2010.
Operating Activities
For the six months ended June 30, 2010, net cash provided by operating activities was $2.2 million, primarily due to a decrease in accounts receivable of $4.2 million due to declining sales in our carrier business and improved cash collections, a $1.8 million decrease in our prepaid royalties and a $1.1 million increase in accrued compensation. In addition, we had adjustments for non-cash items, including amortization expense of $2.3 million, depreciation expense of $1.1 million, stock-based compensation expense of $873,000, non-cash foreign currency re-measurement loss of $761,000, impairment of prepaid royalties of $663,000 and interest expense on debt of $441,000. These amounts were partially offset by a net loss of $6.9 million, a decrease in accrued royalties of $2.5 million, a decrease in accounts payable of $616,000 and a decrease in accrued restructuring charges of $562,000 due to severance payments made.
We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
In the six months ended June 30, 2010, we used $244,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, software and leasehold improvements.
In the six months ended June 30, 2009, we used $375,000 of cash for investing activities resulting primarily from purchases of property and equipment, all of which related to additional network and server equipment.
Financing Activities
In the six months ended June 30, 2010, net cash used in financing activities was $6.0 million due primarily to $4.5 million of payments made on the MIG notes and bonuses and net payments of $1.9 million under our line of credit facility, which was partially offset by proceeds from option exercises and purchases under our employee stock purchase plan of $349,000.
In the six months ended June 30, 2009, net cash used in financing activities which was $4.5 million due to the payment of $9.0 million related to the MIG notes, which was partially offset by the net proceeds from borrowings under our credit facility of $4.5 million.
On June 30, 2010, in connection with the Private Placement, we entered into a purchase agreement pursuant to which we agreed to issue to certain investors an aggregate of 13,495,000 shares of common stock and warrants exercisable to purchase up to 6,747,500 shares of common stock for initial gross proceeds of approximately $13.5 million. We currently expect that the Private Placement will be consummated and that we will receive the initial gross proceeds in the third quarter of 2010.

Sufficiency of Current Cash and Cash Equivalents
Our cash and cash equivalents were $6.2 million as of June 30, 2010. During the six months ended June 30, 2010, we used $4.4 million of cash. We expect to continue to fund our operations and satisfy our contractual obligations for 2010 primarily through our cash and cash equivalents, borrowings under our revolving credit facility, the initial proceeds we expect to receive from the Private Placement and any cash generated by operations. However, there can be no assurances that the Private Placement will close in the third quarter of 2010, or at all, or that we will be able to generate positive operating cash flow during 2010 or beyond. We believe our cash and cash equivalents, together with any cash flows from operations, borrowings under our credit facility and the initial proceeds we expect to receive from the Private Placement, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on our part to remain in compliance with the covenants under our revolving credit facility. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with our credit facility’s EBITDA-related covenant discussed below. If our revenues are lower than we anticipate, we might be required to reduce our operating expenses to remain in compliance with this financial covenant. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first and second quarters of 2010 that reduced our operating expenses significantly from second quarter of 2008 levels. However, we expect to continue our efforts to reduce operating expenses during 2010. Reducing operating expenses further than we currently expect could have the effect of reducing our revenues.
Our cash needs include our requirement to repay $3.0 million of principal outstanding under the MIG notes as of June 30, 2010, which is payable in 2010 from our domestic entities, as well as $3.1 million of principal outstanding under promissory notes issued to two former shareholders of MIG which is payable in 2010 from our Chinese entities. Our anticipated cash requirements during 2010 also include payments for prepaid royalties and guarantees, of which a portion is related to anticipated new license agreements (for which there are no existing contractual commitments), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See Note 5 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our contractual commitments.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.
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
Our credit facility is collateralized by eligible customer accounts receivable balances, as defined by the lender. There can be no assurances that our eligible accounts receivable balances will be adequate to allow us to draw down on the entire $8.0 million credit facility particularly if any of our larger customers’ creditworthiness deteriorates. At our current revenue levels, we are not able to access the full $8.0 million of the credit facility. The maximum amount available for borrowing under the credit facility was limited to $2.9 million as of June 30, 2010. In addition, among other things, the credit facility limits our ability to dispose of certain assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. Further, the credit facility requires us to maintain a separate account with the lender for collection of our accounts receivables. All deposits into this account will be automatically applied by the lender to our outstanding obligations under the credit facility.
As of June 30, 2010, we had outstanding borrowings of $2.8 million under our credit facility, which is classified as a current liability on the June 30, 2010 balance sheet. In March 2010, the maturity date of the credit facility was extended to June 30, 2011. Our failure to comply with the financial or operating covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. To the extent an event of default occurred under the credit facility and the lender accelerated the indebtedness and terminated the credit facility, this would also trigger the cross-default provisions of the MIG notes. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.75%, but no less than 5.0%, which adversely impacts our cash position and result in operating and financial covenants that restrict our operations. (See Note 6 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our debt.)
The credit facility matures on June 30, 2011, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80,000, or 1.00% of the total commitment. As of June 30, 2010, we were in compliance with all covenants.
Of the $6.2 million of cash and cash equivalents that we held at June 30, 2010, approximately $3.2 million were held in accounts in China. To fund our operations and repay our debt obligations, we repatriated approximately $4.0 million of available funds from China to the United States during 2009, and we repatriated an additional $1.3 million of available funds from China to the United States in August 2010. Both of these amounts were subject to withholding taxes of 5%. We do not anticipate repatriating any additional funds from China for the foreseeable future, as changes in our revenue share arrangement with China Mobile has significantly impacted our ability to generate meaningful cash from our China operations. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.
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

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital beyond that of the Private Placement by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, seeking to increase the amount available to us for borrowing under our credit facility, procuring a new debt facility, selling some of our assets, and/or seeking to restructure our obligations under the MIG notes. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders as will be the case with the Private Placement. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of the credit facility. Additionally, we may be unable to increase the size of our credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We may also be unable to restructure our obligations under the MIG notes to the extent we may need. If the amount of cash that we generate from operations is less than anticipated, or if we use cash in our operations, we could also be required to extend the term of our credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit our ability to achieve profitability in the future.
Contractual Obligations
The following table is a summary of our contractual obligations as of June 30, 2010:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$6,698	$1,772	$4,926	$—	$—
Guaranteed royalties(1)	3,815	3,075	740	—	—
MIG earnout and bonus notes(2)	6,260	6,260	—	—	—
Uncertain tax position obligations, including interest and penalties(3)	4,709	—	—	—	4,709
Line of credit	2,794	2,794	—	—	—

*	Represents the remaining six months of 2010

(1)
We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales.

(2)
We have issued $25.0 million of notes payable to former shareholders of MIG, of which we had paid an aggregate principal amount of $18.5 million as of June 30, 2010. The above table does not include approximately $438,000 of taxes withheld from MIG earnout payments and paid to Chinese Tax Authorities in July, 2010. The amounts in the table above include interest accrued through June 30, 2010. See Note 6 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report for further details.

(3)
As of June 30, 2010, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of June 30, 2010, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.

Off-Balance Sheet Arrangements
At June 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.75%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At June 30, 2010, we had $2.8 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.0%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.
We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2010, we had no short-term investments and substantially all $6.2 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.
The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
As of June 30, 2010 and December 31, 2009, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Australia, Brazil, China, Colombia, France, Germany, Hong Kong, Italy, Russia and Spain, and our current deposits are likely in excess of insured limits.
Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. As of June 30, 2010 and December 31, 2009, Verizon Wireless accounted for 25.1% and 24.1% of our total accounts receivable, respectively, and no other carrier represented more than 10% of our total accounts receivable as of these dates.
Foreign Currency Exchange Risk
We transact business in more than 70 countries in more than 20 different currencies, and in 2009 and in the first six months of 2010, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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
There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit our ability to react to foreign currency devaluations.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. For example, we were engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement, pursuant to which Skinit previously claimed that it was owed approximately $600,000. On April 21, 2009, Skinit filed a complaint against us and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009), alleged breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. On June 25, 2009, we filed a motion in the Superior Court in Orange County requesting an order compelling Skinit to arbitrate its claim against us and requesting that the court stay the action pending the determination of the motion and the subsequent arbitration. On July 30, 2009, the court granted our motion in its entirety and the dispute was to proceed to arbitration, which was scheduled to occur on August 9, 2010. In July 2010, we entered into an agreement with Skinit in full settlement and discharge of all the claims discussed above, which is not anticipated to have a significant impact on our financial statements.
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
We have incurred significant losses since inception, including a net loss of $3.3 million in 2007, a net loss of $106.7 million in 2008, a net loss of $18.2 million in 2009 and a net loss of $6.9 million for the six months ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of $184.2 million. We may be required to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses for our new games, particularly those designed for advanced platforms and smartphones, such as Apple’s iPhone, Google’s Android and Research In Motion’s BlackBerry. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our 2009 revenues were lower than our 2008 revenues, and we expect that our revenues will likely decline in 2010 from 2009 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2008, we incurred aggregate charges of approximately $77.6 million for goodwill impairments, royalty impairments and restructuring activities, during 2009, we incurred aggregate charges of approximately $8.5 million for royalty impairments and restructuring activities and during the first six months of 2010, we incurred aggregate charges of approximately $2.0 million for royalty impairments and restructuring activities. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.
Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This will be particularly true for 2010, as we implemented significant cost-reduction measures in 2008 and 2009, as well as in the first and second quarters of 2010, making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. Individual games and carrier relationships represent meaningful portions of our revenues and net income or loss in any quarter. We may incur significant or unanticipated expenses when licenses are added or renewed, we may experience a significant reduction in revenue if licenses are not renewed or we may incur impairments of prepaid royalty guarantees if our forecast for games based on licensed intellectual property is lower than we anticipated at the time we entered into the agreement. For example, in 2008, 2009 and the first six months of 2010, we impaired $6.3 million, $6.6 million and $0.7 million, respectively, of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements in our Europe, Middle East and Africa region and other global development and distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.
We are also subject to macroeconomic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, which have deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2008, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in 2009 and in the first six months of 2010. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.
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
The operation of our business, and our efforts to grow our business, requires significant cash outlays and commitments. As of June 30, 2010, we had $6.2 million of cash and cash equivalents. In addition to our general operating expenses and prepaid and guaranteed royalty payments, we had debt service obligations related to $9.1 million outstanding as of June 30, 2010. These debt service obligations consisted of $6.3 million in remaining principal and accrued interest that we owed under the subordinated notes that we issued in December 2008 in connection with our restructuring of the MIG earnout and bonus payments (the “MIG subordinated notes”), and $2.8 million that was outstanding under our revolving credit facility. In addition, of our $6.2 million of cash and cash equivalents that we held as of June 30, 2010, $3.2 million was held in our China subsidiaries, of which we repatriated an additional $1.3 million in August 2010. To the extent we require additional working capital in our U.S. or other non-Chinese operations, it could be very difficult to repatriate money held in our China subsidiaries beyond the $1.3 million, net of the 5% withholding tax, we repatriated in the third quarter of 2010, and such repatriation would be subject to taxation, potentially at high rates.
On June 30, 2010, in connection with the Private Placement, we entered into a purchase agreement pursuant to which we agreed to issue to certain investors an aggregate of 13,495,000 shares of common stock and warrants exercisable to purchase up to 6,747,500 shares of common stock for initial gross proceeds of approximately $13.5 million. We currently expect that the Private Placement will be consummated and that we will receive the initial gross proceeds in the third quarter of 2010. However, the Private Placement is subject to customary closing conditions, including approval by our stockholders at a special meeting scheduled to be held on August 26, 2010, and there can be no assurance that the Private Placement with be completed and that we will receive the initial gross proceeds. Further, in connection with the transaction, we agreed that, during the three years following completion of the Private Placement, we would refrain from selling securities at a price that is based upon and/or varies with the trading price of our common stock or that is subject to being reset at some future date or at a future determined price. This restriction could limit our ability to raise additional capital when more conventional equity or debt financing structures are unavailable to us.

If our cash and cash equivalents, together with any cash generated from operations, borrowings under our credit facility and the proceeds we expect to receive from the Private Placement, are insufficient to meet our cash requirements, we will either need to seek additional capital, potentially through an additional debt or equity financing, by increasing the amount available to us for borrowing under the credit facility, procuring a new debt facility or selling some of our assets, to fund our operations and debt repayment obligations or we will need to restructure our obligations under the MIG subordinated notes. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such as will be the case with respect to the Private Placement, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. Additionally, we may be unable to increase the size of the credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We also may not be able to access the full amount of our credit facility, as the credit facility’s borrowing base is based upon our accounts receivable; at our current revenue levels, we are not able to access the full $8.0 million of the credit facility. If new sources of financing are required but are insufficient or unavailable, or if we are unable to restructure our obligations under the MIG subordinated notes to the extent we may need to do so, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. Furthermore, if we are unable to remain in compliance with the financial or other covenants contained in the credit facility and do not obtain a waiver from the lender then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provisions of the MIG subordinated notes. This credit facility also is scheduled to expire on June 30, 2011, and we cannot assure you that we will be able to extend the terms of this facility on terms favorable to us or at all. In the event that we default under our credit facility or are unable to successfully extend its term beyond June 30, 2011, we would need to seek additional sources of financing, which could have unfavorable terms, and any failure to do so would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, and Cash Equivalents.”
We have outstanding debt obligations and may incur additional debt in the future, which could adversely affect our financial condition and results of operations.
In December 2008, we renegotiated and extended our $8.0 million revolving credit facility, which is secured by substantially all of our assets, including our intellectual property, and we further amended this credit facility in August 2009, February 2010 and March 2010. As of June 30, 2010, we had outstanding borrowings of $2.8 million under this credit facility, and we expect to continue to borrow during the term of the facility for general working capital purposes and to satisfy our other debt obligations. In addition, in December 2008, we issued an aggregate of $25.0 million in principal amount of the MIG subordinated notes, of which we had repaid $18.5 million in principal as of June 30, 2010. This debt may adversely affect our operating results and financial condition by, among other things:
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
Our credit facility imposes restrictions on us, including restricting our ability to incur specified liens and sell the company and requiring us to maintain compliance with specified covenants and to maintain a certain level of cash deposits with the lender. Our ability to comply with certain of these covenants may be affected by events beyond our control. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with the EBITDA-related covenant. Our revenues depend on a number of factors, including the rate of sales of mobile devices, our relationships with our carriers and licensors, consumer tastes, competitive pressures, our ability to generate revenues from advanced platforms and smartphones and foreign exchange rate fluctuations. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this covenant. However, reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced our operating expenses significantly from second quarter of 2008 levels, and we implemented additional expense reduction measures in the third quarter of 2009 and the first and second quarters of 2010. Reducing operating expenses further could have the effect of reducing our revenues. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provision of our MIG subordinated notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash and Cash Equivalents” for additional information regarding our credit facility and the MIG subordinated notes. Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. In addition, this credit facility also is scheduled to expire on June 30, 2011, and we cannot assure you that we will be able to extend the terms of this facility on terms favorable to us or at all. For more information about our debt obligations, see Note 6 to Notes to Unaudited Consolidated Financial Statements.

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
In addition, given the open nature of the development and distribution for certain advanced platforms and smartphones, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for smartphones. As an example of the competition that we face, it has been estimated that more than 30,000 active games were available on the Apple App Store as of July 31, 2010. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones without substantially reducing our prices, increasing development costs or increasing spending to market our products. Certain of our large competitors have greater intellectual property rights and access to more licenses to develop titles for the Apple App Store and have considerably greater resources than we do, which enables them to develop a greater volume of games, more rapidly than us. If our industry continues to shift to a sales and distribution model similar to the Apple App Store our ability to compete would be further challenged, since the substantial majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not from fully open storefront channels.

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
The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as:
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the continuing unprecedented volatility in the financial markets;
•	changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	actual or anticipated fluctuations in our operating results;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our industry, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings or other changes by any securities analysts who follow our company or our industry;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;
•	the public’s response to our press releases or other public announcements, including our filings with the SEC and announcements relating to the Private Placement;
•	lawsuits threatened or filed against us; and
•	market conditions or trends in our industry or the economy as a whole.
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
Since becoming a publicly traded security listed on the NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.67 per share and closing low of $0.23 per share. Our common stock traded below $1.00 per share from October 30, 2008 until June 12, 2009, for portions of July and August 2009 and for portions of February, March and April 2010, and the last reported sale price of our common stock on August 6, 2010 was $1.26 per share. Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it may delist our common stock from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. As a result, we cannot assure you that our common stock will remain eligible for trading on the NASDAQ Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

An acceleration in the slowdown in sales of feature phones in our traditional carrier-based business, which represents the substantial majority of our revenues, or a decline in the average selling prices of our games sold through wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
We currently derive the substantial majority of our revenues from sales of our games on traditional feature phones through wireless carriers. Our revenues for each of the year ended December 31, 2009 and the six months ended June 30, 2010 declined from the corresponding period of the prior year due to a decrease in sales in our carrier-based business, resulting primarily from a decrease in feature phone sales, which in turn led to a decrease in the number of games that we sold, as well as increasing movement by a number of consumers to smartphones that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. We expect that we will continue to derive the substantial majority of our revenues from sales of our games on traditional feature phones during the remainder of 2010. However, we believe that the decline in the sales of feature phones will continue to accelerate and will result in an overall decline in our revenues in 2010. The ability of smartphones to serve as a source of significant revenues is uncertain, and we will likely be unable to generate sufficient revenues from these platforms in 2010 to make up for the expected decline in sales of our games on traditional feature phones. In addition, games sold on smartphones typically have lower average prices than our games sold on traditional feature phones, and to the extent consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on traditional feature phones. Any acceleration in the slowdown in our carrier business or in sales of feature phones for that business, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
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

•
the pricing and revenue models for titles on these smartphone storefronts are rapidly evolving (for example, the introduction of micro-transaction capabilities and the potential introduction of usage-based pricing for games), and has resulted, and may continue to result, in significantly lower average selling prices for our games developed for smartphones as compared to games developed for feature phones in our traditional carrier channels, and a lower than expected return on investment for these games;

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
We expect that a significant portion of our development activities for advanced platforms and smartphones in 2010 and beyond will be focused on persistent-state, freemium games — games that are downloadable without an initial charge or for a small fee, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offering techniques. Our efforts to develop persistent-state, freemium games for multiple smartphones and other advanced platforms may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among others reasons:
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
Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 77.5%, 75.0% and 88.1% of our revenues in 2009, 2008 and 2007, respectively. In 2009, revenues derived under various licenses from our five largest licensors, Activision, Atari, Fox Mobile Entertainment, Freemantle Media and Harrah’s, together accounted for approximately 27.8% of our revenues, and we expect that this percentage will increase in 2010. Even if mobile games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, in the second quarter of 2010, PopCap Games elected not to renew its license with us pursuant to which we created our game Zuma, which accounted for less than 5% of our revenues for each of 2009 and the first six months of 2010. Many of our licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. In addition, our licensors could decide to breach the terms of our license agreements, including failure to provide the content and intellectual property required under our license agreements and necessary to develop our games, and our remedies may be limited to recovering our direct costs but not our lost profits, and we may not be able to realize profits that we may have anticipated from such license agreements. We may be required to resort to potentially costly litigation in an effort to enforce our rights, which efforts might prove unsuccessful. Moreover, many of our licensors have not granted us the right to develop games for some smartphones, such as the iPhone, and may instead choose to develop games for such platforms themselves. Additionally, licensors may elect to work with publishers who can develop and publish products across multiple platforms, such as mobile, online and console, which we currently cannot offer.
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
Changes made by wireless carriers and other distributors to their policies regarding pricing, revenue sharing, supplier status, billing and collections could adversely affect our business and operating results.
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
In addition, wireless carriers have the ability to change their pricing policy with their customers for downloading content, such as our games. For example, Verizon Wireless, our largest carrier, in 2008 began imposing a data surcharge to download content on those of its customers who had not otherwise subscribed to a data plan. Such charges have, and could in the future, deter end users from purchasing our content. In addition, wireless carriers could renegotiate the revenue sharing arrangement that we have in place with them to our detriment. For example in the first quarter of 2010, China Mobile, the largest carrier in China, reduced the revenue share that we receive from our games sold on the mBox platform in approximately 15 provinces in China, which has begun, and will likely continue, to negatively impact our revenues in China. Furthermore, a portion of our revenues is derived from subscriptions. Our wireless carriers have the ability to discontinue offering subscription pricing, without our approval.
In China, sales to wireless carriers such as China Mobile may only be made by service providers, which are companies who have been licensed by the government to operate and publish mobile games. China Mobile has designated four classes of licenses for service providers with respect to mobile gaming, with a Class A license being the highest designation. We hold, through our Chinese subsidiaries, one of the three Class A licenses that have currently been awarded by China Mobile. In order to maintain this Class A license, we must maintain a certain level of monthly revenues, as well as meet certain minimum download and customer satisfaction levels. If we were to lose this Class A license, our revenues in China would be significantly and adversely impacted.

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
Our business depends on developing and publishing mobile games that wireless carriers will place on their decks or digital storefront owners will prominently feature and that end users will buy. We must continue to invest significant resources in research and development, licensing efforts, analytics, marketing and regional expansion to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not respond to the requirements of carriers and digital storefront owners or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a subsequent shift in our carriers or the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.
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
In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2009, 2008 and 2007, we generated approximately 35.0%, 30.5% and 52.7% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in any of those periods. If our new games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.
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
International sales represented approximately 52.2%, 52.0% and 46.2% of our revenues in 2009, 2008 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which has a significant presence in Russia, in March 2008. We have international offices located in Brazil, Canada, China, Colombia, England, France, Germany, Italy, Russia and Spain. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:
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
Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we are developing and selling games for smartphones, including persistent-state, freemium games that we intend to release in the fourth quarter of 2010, and the accounting for revenue derived from these platforms and games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our websites, which will be increasingly important to our business as we continue to market our products directly to end users. Those rules vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.
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
Third parties may sue us, including for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, in a recently settled dispute, Skinit, Inc. filed a complaint against us and other defendants in which it sought unspecified damages, plus attorney’s fees and costs. In the event of a future successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. In addition, even if we are able to license the infringed or similar technology or games, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party disputes, litigation or infringement claims, regardless of their merit. Successful claims against us might result in substantial monetary liabilities, an injunction against us and might materially disrupt the conduct of our business and harm our financial results.
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

GLU MOBILE INC.
Date: August 9, 2010	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
4.01	Form of Warrant to purchase shares of Glu Mobile Inc. common stock.	8-K	001-33368	4.01	07/06/10

4.02	Registration Rights Agreement, dated as of June 30, 2010, by and between Glu Mobile Inc. and certain investors (the “Investors”).	8-K	001-33368	4.02	07/06/10

10.01	Glu Mobile Inc. 2010 Executive Bonus Plan.	8-K	001-33368	99.01	04/12/10

10.02	Glu Mobile Inc. 2007 Equity Incentive Plan, as amended and restated.					X

10.03	Purchase Agreement, dated as of June 30, 2010, by and between Glu Mobile Inc. and the Investors	8-K	001-33368	99.01	07/06/10

10.04	Form of Voting Agreement between Greenway Opportunity Fund QP, L.P. and certain of the Investors.	8-K	001-33368	99.02	07/06/10

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

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