Form 10-Q
period 2010-09-30
GLU MOBILE INC
filed 2010-11-10
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of October 29, 2010: 44,572,844.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,889	$10,510
Accounts receivable, net	9,872	16,030
Prepaid royalties	3,169	6,738
Prepaid expenses and other	2,777	2,520

Total current assets	31,707	35,798
Property and equipment, net	2,314	3,344
Other long-term assets	1,062	929
Intangible assets, net	9,759	13,059
Goodwill	4,704	4,608

Total assets	$49,546	$57,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,763	$4,480
Accrued liabilities	878	817
Accrued compensation	3,895	1,829
Accrued royalties	8,182	12,604
Accrued restructuring	821	1,406
Deferred revenues	972	914
Current portion of long-term debt	4,682	16,379

Total current liabilities	23,193	38,429
Other long-term liabilities	7,866	7,616

Total liabilities	31,059	46,045

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at September 30, 2010 and December 31, 2009; 44,573 and 30,360 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4	3
Additional paid-in capital	203,206	188,078
Accumulated other comprehensive income	1,073	931
Accumulated deficit	(185,796)	(177,319)

Total stockholders’ equity	18,487	11,693

Total liabilities and stockholders’ equity	$49,546	$57,738

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$15,468	$19,645	$48,709	$60,292
Cost of revenues:
Royalties	3,934	5,302	12,905	16,782
Impairment of prepaid royalties and guarantees	—	513	663	1,102
Amortization of intangible assets	1,009	1,420	3,243	5,680

Total cost of revenues	4,943	7,235	16,811	23,564

Gross profit	10,525	12,410	31,898	36,728

Operating expenses:
Research and development	5,858	6,662	18,748	19,707
Sales and marketing	2,692	3,556	8,100	11,214
General and administrative	3,107	3,986	9,972	12,376
Amortization of intangible assets	53	58	160	160
Restructuring charge	—	919	1,287	1,432

Total operating expenses	11,710	15,181	38,267	44,889

Loss from operations	(1,185)	(2,771)	(6,369)	(8,161)
Interest and other income/(expense), net:
Interest income	7	7	20	86
Interest expense	(98)	(279)	(539)	(1,008)
Other (expense)/income, net	177	(28)	(586)	272

Interest and other (expense)/income, net	86	(300)	(1,105)	(650)

Loss before income taxes	(1,099)	(3,071)	(7,474)	(8,811)
Income tax provision	(504)	(917)	(1,003)	(2,472)

Net loss	$(1,603)	$(3,988)	$(8,477)	$(11,283)

Net loss per common share — basic and diluted:	$(0.04)	$(0.13)	$(0.26)	$(0.38)

Weighted average common shares outstanding — basic and diluted	36,042	29,864	32,392	29,694

Stock-based compensation expense included in:
Research and development	$104	$166	$385	$546
Sales and marketing	50	170	163	480
General and administrative	201	338	681	1,176
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,477)	$(11,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	1,561	1,766
Amortization of intangible assets	3,403	5,840
Stock-based compensation	1,229	2,202
MIG earnout expense	—	875
Interest expense on debt	407	895
Amortization of loan agreement costs	132	113
Non-cash foreign currency remeasurement loss/(gain)	584	(270)
Impairment of prepaid royalties and guarantees	663	1,102
Changes in allowance for doubtful accounts	(53)	51
Changes in operating assets and liabilities:
Accounts receivable	6,050	3,863
Prepaid royalties	2,966	5,225
Prepaid expenses and other assets	(713)	239
Accounts payable	(730)	(2,544)
Other accrued liabilities	(1,137)	47
Accrued compensation	1,313	289
Accrued royalties	(4,378)	(5,394)
Deferred revenues	60	(184)
Accrued restructuring charge	(586)	187
Other long-term liabilities	275	(1,732)

Net cash provided by operating activities	2,569	1,287

Cash flows from investing activities:
Purchase of property and equipment	(517)	(569)

Net cash used in investing activities	(517)	(569)

Cash flows from financing activities:
Proceeds from line of credit	31,457	43,612
Payments on line of credit	(34,548)	(39,673)
Net proceeds from Private Placement	13,297	—
MIG loan payments	(7,239)	(14,191)
Proceeds from exercise of stock options and ESPP	602	279

Net cash provided by/(used in) in financing activities	3,569	(9,973)

Effect of exchange rate changes on cash	(242)	(50)

Net increase/(decrease) in cash and cash equivalents	5,379	(9,305)
Cash and cash equivalents at beginning of period	10,510	19,166

Cash and cash equivalents at end of period	$15,889	$9,861

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2010 and its results of operations for the three and nine months ended September 30, 2010 and 2009, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of September 30, 2010 has been derived from the unaudited condensed consolidated financial statements as of that date.
The Company had $15,889 of cash and cash equivalents as of September 30, 2010. During the nine months ended September 30, 2010, the Company generated $2,569 of cash from operating activities and $3,569 million of cash from financing activities, which was offset by $517 of cash used in investing activities. On August 27, 2010, the Company completed a private placement transaction (the “Private Placement”) in which it issued to certain investors (the “Investors”) an aggregate of 13,495 shares of common stock and warrants exercisable to purchase up to 6,748 shares of common stock for initial gross proceeds of approximately $13,495 (excluding any proceeds the Company may receive upon exercise of the warrants). The Company expects to continue to fund its operations and satisfy its contractual obligations for 2010 primarily through its cash and cash equivalents, borrowings under the Company’s revolving credit facility and cash generated by operations, if any. However, there can be no assurances that the Company will be able to generate positive operating cash flow for the remaining three months of 2010 or beyond.
The Company believes its cash and cash equivalents, together with cash flows from operations, if any, and borrowings under its credit facility will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, the Company’s cash requirements for the next 12 months may be greater than anticipated due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than currently anticipated, greater than expected operating expenses, usage of cash to fund its foreign operations, unanticipated limitations or timing restrictions on its ability to access funds that are held in its non-U.S. subsidiaries, a deterioration of the quality of the Company’s accounts receivable, which could lower the borrowing base under its credit facility, and any failure on the Company’s part to remain in compliance with the covenants under the revolving credit facility. If revenues are lower than anticipated, the Company may be required to reduce its operating expenses to remain in compliance with this covenant. Reducing operating expenses could be very challenging for the Company, since it undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first and second quarters of 2010 that reduced operating expenses significantly. However, the Company expects to continue its efforts to reduce operating expenses during the fourth quarter of 2010. Reducing operating expenses further than the Company currently anticipates could have the effect of reducing revenues. In addition, the Company’s ability to comply with the EBITDA-related covenant will be challenged due to the approximately $1,715 in costs, excluding the write-off of $500 in leasehold improvement costs, the Company expects to incur during the fourth quarter of 2010 related to the Company’s relocation of its corporate headquarters to San Francisco, the transition of its General Counsel position and the termination of certain employees in EMEA. The Company currently believes that due primarily to this restructuring charge, in addition to the additional marketing-related expenditures it expects to incur in the fourth quarter of 2010 in connection with the launch of the Company’s new games on smartphone storefronts, it will not be able to comply with the EBITDA-related covenant in the fourth quarter of 2010. The Company is currently engaged in discussions with the lender regarding amending the credit facility to enable its prospective compliance with the EBITDA-related covenant and believes that it will enter into such an amendment in the near future in a similar manner as it has previously done. On August 24, 2009, February 10, 2010 and March 18, 2010, the Company entered into amendments to the credit facility, which (1) reduced certain of the minimum targets contained in the EBITDA-related covenant, (2) changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation, (3) extended the maturity date of the Loan and Security Agreement from December 22, 2010 until June 30, 2011 and (4) increased the interest rate for borrowings under the Loan and Security Agreement by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0% (see Note 6). As of September 30, 2010, the Company was in compliance with the modified covenants.
If the Company’s cash sources are insufficient to satisfy the Company’s cash requirements, the Company may seek to raise additional capital beyond that of the recently completed Private Placement by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, seeking to increase the amount available to the Company for borrowing under the Company’s credit facility, procuring a new debt facility, selling some of the Company’s assets, and/or seeking to restructure the MIG earnout and bonus payments. The Company may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to it, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to the Company’s stockholders, as was the case with the Private Placement. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of the Company’s common stock, all of which is subject to the provisions of the credit facility. Additionally, the Company may be unable to increase the size of the Company’s credit facility or procure a new debt facility, or to do so on terms that are acceptable to it, particularly in light of the current credit market conditions. Similarly, the Company may be unable to restructure the MIG earnout and bonus payments to the extent it may need. If the amount of cash that the Company generates from operations is less than anticipated or if the Company uses cash in its operations, it could also be required to extend the term of its credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit the Company’s ability to achieve profitability in the future. The credit facility also contains other customary events of default, including a “material adverse change” clause (see Note 6).
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
The following table summarizes the revenues from customers that accounted for in excess of 10% of the Company’s revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Verizon Wireless	14.1%	19.5%	16.0%	20.7%
China Mobile	10.5	10.2	*	10.2

*	Revenues from the customer were less than 10% during the period.
At September 30, 2010, Verizon Wireless accounted for 22.2% and Telecomunicaciones Movilnet accounted for 10.8% of total accounts receivable. At December 31, 2009, Verizon Wireless accounted for 24.1% of total accounts receivable. No other carrier represented more than 10% of the Company’s total accounts receivable as of these dates.

Net Loss Per Share
The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,603)	$(3,988)	$(8,477)	$(11,283)

Basic and diluted shares:
Weighted average common shares outstanding	36,042	29,865	32,392	29,695
Weighted average unvested common shares subject to repurchase	—	(1)	—	(1)

Weighted average shares used to compute basic and diluted net loss per share	36,042	29,864	32,392	29,694

Net loss per share — basic and diluted	$(0.04)	$(0.13)	$(0.26)	$(0.38)
The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Warrants to purchase common stock	2,673	106	962	106
Unvested common shares subject to repurchase	—	1	—	1
Options to purchase common stock	6,499	5,063	6,187	5,045

	9,172	5,170	7,149	5,152

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
Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during 2009 or the first nine months of 2010, the Company believes ASC 805 may have a material impact on the Company’s future consolidated financial statements if the Company were to enter into any future business combinations depending on the size and nature of any such future transactions.

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
Effective January 1, 2010, the Company adopted ASU 2010-06, which amended ASC 820 to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The adoption of the amended disclosure requirements for fair value measurements did not affect the disclosures because the Company did not transfer financial assets or liabilities between levels in the fair value hierarchy. The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of September 30, 2010, the Company had $15,889 in cash and cash equivalents.
Note 3 — Balance Sheet Components
Accounts Receivable

	September 30,	December 31,
	2010	2009
Accounts receivable	$10,365	$16,576
Less: Allowance for doubtful accounts	(493)	(546)

	$9,872	$16,030

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three and nine months ended September 30, 2010 and 2009.
Property and Equipment

	September 30,	December 31,
	2010	2009
Computer equipment	$5,055	$5,167
Furniture and fixtures	488	455
Software	2,891	2,742
Leasehold improvements	3,360	3,360

	11,794	11,724
Less: Accumulated depreciation and amortization	(9,480)	(8,380)

	$2,314	$3,344

Depreciation expense for the three months ended September 30, 2010 and September 30, 2009 was $450 and $588, respectively. Depreciation expense for the nine months ended September 30, 2010 and September 30, 2009 was $1,561 and $1,766, respectively.

Other Long-Term Liabilities

	September 30,	December 31,
	2010	2009
Uncertain tax position obligations	4,848	4,614
Deferred income tax liability	1,773	1,736
Other	1,245	1,266

	$7,866	7,616

Note 4 — Goodwill and Intangible Assets
The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2010 and December 31, 2009 were as follows:

		September 30, 2010			December 31, 2009
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,591	$(13,591)	$—	$13,599	$(13,411)	$188
Catalogs	1 yr	1,230	(1,230)	—	1,239	(1,239)	—
ProvisionX Technology	6 yrs	202	(195)	7	204	(168)	36
Carrier contract and related relationships	5 yrs	18,738	(9,538)	9,200	18,558	(7,149)	11,409
Licensed content	5 yrs	2,801	(2,597)	204	2,753	(1,902)	851
Service provider license	9 yrs	440	(137)	303	431	(98)	333
Trademarks	3 yrs	546	(546)	—	544	(512)	32

		37,548	(27,834)	9,714	37,328	(24,479)	12,849

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,312	(1,267)	45	1,321	(1,111)	210
Noncompete agreement	2 yrs	574	(574)	—	578	(578)	—

		1,886	(1,841)	45	1,899	(1,689)	210

Total intangibles assets		$39,434	$(29,675)	$9,759	$39,227	$(26,168)	$13,059

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended September 30, 2010 and 2009, the Company recorded amortization expense in the amounts of $1,009 and $1,420 respectively, in cost of revenues. During the nine months ended September 30, 2010 and 2009, the Company recorded amortization expense in the amounts of $3,243 and $5,680 respectively, in cost of revenues. During the three months ended September 30, 2010 and 2009, the Company recorded amortization expense in the amounts of $53 and $58, respectively, in operating expenses. During the nine months ended September 30, 2010 and 2009, the Company recorded amortization expense in the amounts of $160 and $160, respectively, in operating expenses.

As of September 30, 2010, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Year Ending December 31,	Revenues	Expenses	Expense
2010 (remaining three months)	$983	$45	$1,028
2011	2,891	—	2,891
2012	2,771	—	2,771
2013	2,702	—	2,702
2014	271	—	271
2015 and thereafter	96	—	96

	$9,714	$45	$9,759

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
Goodwill by geographic region for the periods indicated was as follows:

	September 30, 2010				December 31, 2009
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$24,871	$25,354	$23,881	$74,106	$24,871	$25,354	$23,895	$74,120
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	—	—	4,608	4,608	—	—	4,622	4,622
Goodwill Acquired during the year	—	—	—	—	—	—	—	—
Effects of Foreign Currency Exchange	—	—	96	96	—	—	(14)	(14)

Balance as of period ended:	—	—	4,704	4,704	—	—	4,608	4,608
Goodwill	24,871	25,354	23,977	74,202	24,871	25,354	23,881	74,106
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$—	$—	$4,704	$4,704	$—	$—	$4,608	$4,608

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
ASC 350 requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting units. The fair value of the reporting units is estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.
The Company has three geographic segments comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of September 30, 2010, the Company had goodwill attributable to the APAC reporting unit. The Company performed an annual impairment review as of September 30, 2010 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow method and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method were determined using the Company’s best estimates as of the date of the impairment review.

Note 5 — Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating facility leases with various expiration dates through October 2013. Rent expense for the three months ended September 30, 2010 and 2009 was $608 and $694, respectively. Rent expense for the nine months ended September 30, 2010 and 2009 was $1,875 and $2,031, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $451 and $440 at September 30, 2010 and December 31, 2009, respectively, and was included within other long-term liabilities.
At September 30, 2010, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Year Ending December 31,	Payments	Income	Payments
2010 (remaining three months)	$985	$31	$954
2011	3,347	82	3,265
2012	2,089	—	2,089
2013	440	—	440

	$6,861	$113	$6,748

On September 29, 2010, the Company entered into a sublease with BlackRock Institutional Trust Company (“BlackRock”) for office space at 45 Fremont Street, San Francisco, California (the “San Francisco Premises”). The Company intends to use the San Francisco Premises as its new corporate headquarters. The Company will pay approximately $1,262 of rent through the end of the sublease term on November 23, 2013. In order to facilitate the moving of its corporate headquarters to the San Francisco Premises, on September 29, 2010, the Company also entered into a sublease (the “San Mateo Sublease”) with Appirio, Inc. related to the Company’s current corporate headquarters at 2207 Bridgepointe Parkway, San Mateo, California (the “San Mateo Premises”). Appirio, Inc. will pay the Company approximately $746 of rent through the end of the sublease term on July 25, 2012. These leases are not included in the above lease commitments schedule as in both instances as of September 30, 2010, the Company was awaiting signed written consents from the applicable landlords before the subleases became effective.
Minimum Guaranteed Royalties
The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of September 30, 2010 were as follows:

Minimum
Guaranteed
Year Ending December 31,	Royalties
2010 (remaining three months)	$1,896
2011	697
2012 and thereafter	34

$2,627

These commitments are included in both current and long-term prepaid and accrued royalties.

Income Taxes
As of September 30, 2010, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of September 30, 2010, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.
Indemnification Agreements
The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2010 or December 31, 2009.
In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of September 30, 2010 or December 31, 2009.
Contingencies
From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. For example, the Company was engaged in a contractual dispute with a licensor, Skinit, Inc., related to, among other claims, alleged underpayment of royalties and failure to perform under a distribution agreement. On April 21, 2009, Skinit filed a complaint against the Company and other defendants, seeking unspecified damages plus attorney’s fees and costs. The complaint, filed in the Superior Court of California in Orange County (case number 30-2009), alleged breach of contract, interference with economic relations, conspiracy and misrepresentation of fact. On June 25, 2009, the Company filed a motion in the Superior Court in Orange County requesting an order compelling Skinit to arbitrate its claim against the Company and requesting that the court stay the action pending the determination of the motion and the subsequent arbitration. On July 30, 2009, the court granted the Company’s motion in its entirety and the dispute was to proceed to arbitration, which was scheduled to occur on August 9, 2010. In July 2010, the Company and Skinit entered into a settlement agreement in full settlement and discharge of all claims discussed above. This settlement did not have a significant impact on the Company’s financial statements.
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
Note 6 — Debt
MIG Notes
In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes require that the Company pay off the remaining principal and interest in installments. As of September 30, 2010, the Company had one remaining principal payment of $1,500 which is payable on December 31, 2010.
The Earnout Notes are secured by a lien on substantially all of the Company’s assets and are subordinated to the Company’s obligations to the lender under the Company’s Credit Facility (as defined under the caption “Credit Facility” below), and any replacement credit facility that meets certain conditions. The Earnout Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually and may be prepaid without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes.

In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. The Company currently intends to pay the remaining principal plus accrued interest from cash held in China. The Special Bonus Notes provide for the remaining principal payment of $1,563 to be made on December 31, 2010.
The Special Bonus Notes are guaranteed by the Company and the Company’s obligations are secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes are subordinated to the Credit Facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, and may be paid off in advance without penalty. A change of control of the Company accelerates the payment of principal and interest under the Earnout Notes. The Company has recorded the entire $5,000 of the Special Bonus Notes as of September 30, 2010 as the former MIG shareholders are fully vested in the special bonus.
In March 2010, the Company entered into an agreement with the holders of the Earnout Notes and the Special Bonus Notes to postpone the payments that would have been due on March 31, 2010 until May 1, 2010. As of September 30, 2010, the Company had paid $19,148 of principal and interest to the MIG shareholders related to the Earnout Notes and $3,196 of principal and interest to the former MIG executives related to the Special Bonus Notes. Additionally in October 2010, the Company paid $723 of taxes that had been withheld on the September 30, 2010 Special Bonus Notes payment made to the former MIG shareholders in China.
As of September 30, 2010, the Company’s remaining debt related to the Earnout and Special Bonus Notes of $3,113 was all current. Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value of the Earnout and Special Bonus Notes of $3,113 in principal and accrued interest approximates fair value.
Credit Facility
In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), which amended and superseded the Loan and Security Agreement entered into in February 2007, as amended. On August 24, 2009 and February 10, 2010, the Company entered into amendments to the Credit Facility, which reduced certain of the minimum targets contained in the EBITDA-related covenant discussed below. The February 10, 2010 amendment also changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, the Company entered into a third amendment to the agreement which extended the maturity date of the Credit Facility from December 22, 2010 until June 30, 2011 and increased the interest rate for borrowings under the Credit Facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%. The Credit Facility provides for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The maximum amount available for borrowing under the Credit Facility was limited to $2,149 as of September 30, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.
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
As of September 30, 2010, the Company was in compliance with all covenants of the Credit Facility and had outstanding obligations of $1,569. Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value approximates fair value.
Note 7 — Stockholders’ Equity
Private Placement
On August 27, 2010, the Company completed the Private Placement in which it issued to the Investors (i) an aggregate of 13,495 shares of the Company’s common stock at $1.00 per share and (ii) warrants initially exercisable to purchase up to 6,748 shares of the Company’s common stock at $1.50 per share (the “Warrants”), for initial proceeds of approximately $13,297 net of issuance costs (excluding any proceeds the Company may receive upon exercise of the Warrants). Of this amount, $2,198 was allocated to the value of the Warrants and $11,099 was allocated to the common stock. All amounts are recorded within stockholders’ equity.
Warrants to Purchase Common Stock
The Warrants issued in connection with the Private Placement have an initial exercise price of $1.50 per share of common stock, can be exercised immediately, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events.

Warrants outstanding as of September 30, 2010 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	9.03	106
August 2010	5	$1.50	6,748

			6,854

Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income/(loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive loss for the three months ended September 30, 2010 and 2009 was $1,606 and $3,773, respectively. Other comprehensive loss for the nine months ended September 30, 2010 and 2009 was $8,335 and $11,598, respectively.
Note 8 — Stock Option and Other Benefit Plans
2007 Equity Incentive Plan
In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the Company’s 2001 Stock Option Plan (the “2001 Plan”) that were unissued. In addition, shares that were not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan. Furthermore, the number of shares available for grant and issuance under the 2007 Plan will be increased automatically on January 1 of each of 2008 through 2011 by an amount equal to 3% of the Company’s shares outstanding on the immediately preceding December 31, unless the Company’s Board of Directors, in its discretion, determines to make a smaller increase.
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
On June 3, 2010, at the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2007 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2007 Plan by 3,000 shares. As of September 30, 2010, 4,598 shares were available for future grants under the 2007 Plan.

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
As of September 30, 2010, 416 shares were available for issuance under the 2007 Purchase Plan.
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
As of September 30, 2010, 32 shares were reserved for future grants under the Inducement Plan.
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
Stock Option Activity
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2010:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2009	2,654	4,841	$3.49
Increase in authorized shares	3,911
Options granted	(4,060)	4,060	1.21
Options canceled	2,125	(2,125)	3.93
Options exercised	—	(318)	0.88

Balances at September 30, 2010	4,630	6,458	$2.04	5.05	$1,511

Options vested and expected to vest at September 30, 2010		5,180	$2.24	4.96	$1,199
Options exercisable at September 30, 2010		1,643	$4.22	4.19	$314
The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $1.41 per share as of September 30, 2010. Consolidated net cash proceeds from option exercises were $278 and $67 for the nine months ended September 30, 2010 and 2009, respectively. The Company realized no significant income tax benefit from stock option exercises during the nine months ended September 30, 2010 or 2009. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.81%	1.48%	1.23%	1.43%
Expected volatility	78.3%	59.7%	77.0%	58.1%
Expected term (years)	3.10	3.11	3.12	3.15
The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was $0.62 and $0.33, respectively.
The Company calculated employee stock-based compensation expense recognized in the nine months ended September 30, 2010 and 2009 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$104	$166	$385	$546
Sales and marketing	50	170	163	480
General and administrative	201	338	681	1,176

Total stock-based compensation expense	$355	$674	$1,229	$2,202

As of September 30, 2010, the Company had $2,937 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, which will be recognized over a weighted average period of 3.22 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Note 9 — Income Taxes
The Company recorded an income tax provision of $504 and $917 for the three months ended September 30, 2010 and 2009, respectively, related to foreign withholding taxes and income taxes. The Company recorded an income tax provision of $1,003 and $2,472 for the nine months ended September 30, 2010 and 2009, respectively, related to foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
The Company estimates its annual effective tax rate at the end of each quarterly period, and records the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized and jurisdictions where a reliable estimate of ordinary income cannot be made are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of September 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $2,888 and $2,899, respectively. As of September 30, 2010 and December 31, 2009, approximately $54 and $90, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $60 and $58 of interest on uncertain tax positions during the three months ended September 30, 2010 and 2009, respectively. The Company recorded $177 and $173 of interest on uncertain tax positions during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company had a liability of $3,524 and $3,279, respectively, related to interest and penalties for uncertain tax positions.
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
The Company generates its revenues in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States of America	$6,817	$9,177	$22,407	$28,902
China	1,638	2,021	4,393	6,154
Americas, excluding the USA	2,550	2,605	6,958	7,564
EMEA	3,757	5,043	12,897	15,737
Other	706	799	2,054	1,935

	$15,468	$19,645	$48,709	$60,292

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2010	2009
Americas	$1,512	$2,194
EMEA	685	700
Other	117	450

	$2,314	$3,344

Note 11 — Restructuring
Restructuring information as of September 30, 2010 was as follows:

	Restructuring
	2010	2009		2008
			Facilities		Facilities	Superscape
	Workforce	Workforce	Related	Workforce	Related	Plan	Total
Balance as of January 1, 2009	$—	$—	$—	$100	$443	$457	$1,000
Charges to operations	—	1,009	867	—	—	—	1,876
Non Cash Adjustments	—	—	(62)	—	—	(11)	(73)
Charges settled in cash	—	(380)	(68)	(100)	(443)	(406)	(1,397)

Balance as of December 31, 2009	—	629	737	—	—	40	1,406
Charges to operations	1,052	—	235	—	—	—	1,287
Non Cash Adjustments	72	—	—	—	—	(1)	71
Charges settled in cash	(979)	(629)	(321)	—	—	(14)	(1,943)

Balance as of September 30, 2010	$145	$—	$651	$—	$—	$25	$821

During 2008, 2009 and the first and second quarters of 2010, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2010 restructuring plan included $1,124 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $235 related primarily to facility related charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters. Since the inception of the 2009 restructuring plan through September 30, 2010, the Company incurred $2,111 in restructuring charges. These charges included $1,009 of workforce related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $1,102 of facility related charges, comprised of $944 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. These amounts were partially offset by a $62 non-cash adjustment, primarily relating to a write down in fixed assets associated with the restructuring of the Company’s EMEA headquarters. Since the inception of the 2008 restructuring plan through September 30, 2010, the Company incurred $1,744 in restructuring charges. These charges included $989 related to employee severance and benefit arrangements due to the termination of employees in France, Hong Kong, Sweden, the United Kingdom and the United States and $755 related to vacated office space at the Company’s headquarters. The Company does not expect to incur any additional charges under the 2009 and 2008 restructuring plans.
As of September 30, 2010, the Company’s remaining restructuring liability of $821 was comprised of $145 of severance and benefits payments due to former executives, which are due to be paid in the first quarter of 2011, and $676 of facility related costs that are expected to be paid over the remainder of the lease terms of one to three years. However, any changes in the assumptions used in the Company’s vacated facility accrual could result in additional charges in the future. As of December 31, 2009, the Company’s remaining restructuring liability of $1,406 was comprised of $629 of severance and benefit payments due to the Company’s former Chief Executive Officer, which were paid in the first quarter of 2010, and $777 of facility related costs.
Note 12 — Subsequent Events
In connection with the planned relocation of its corporate headquarters to San Francisco as discussed in Note 5, the Company expects to incur in the fourth quarter of 2010 non-cash restructuring charges of approximately $1,800 related to the exiting of the San Mateo Premises. The estimated charges relate primarily to the difference between the Company’s remaining rental obligations for the San Mateo Premises and the expected sublease income from the San Mateo Sublease and leasehold improvement write-offs.
On September 28, 2010, the Company announced that Kevin Chou, the Company’s former Vice President and General Counsel, had agreed pursuant to a Transitional Employment Agreement to transition his role and leave the Company on October 15, 2010. The Company anticipates incurring approximately $115 in costs associated with the Transitional Employment Agreement. In addition, the Company expects to incur an additional $300 of charges in the fourth quarter of 2010 associated with employee termination costs in EMEA.
On November 2, 2010, the Company announced the appointment of Ben T. Smith, IV to its Board of Directors. This appointment expands the number of directors on the Company’s Board from seven to eight.

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

•	our expectation that the substantial majority of the persistent-state, freemium games that we are developing for smartphones will be based on our own intellectual property;
•	our expectations regarding our revenues and expenses, including the expected decline in revenues from games we develop for feature phones in our traditional carrier-based business;
•	our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;
•	our assessments and estimates that determine our effective tax rate and valuation allowance;
•
our belief that our cash and cash equivalents, borrowings under our revolving credit facility and cash flows from operations, if any, will be sufficient to meet our working capital needs, contractual obligations, debt service obligations, capital expenditure requirements and similar commitments; and

•	our expectation regarding our ability to maintain compliance with or negotiate the financial and other covenants in our credit facility.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:
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

Overview
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the third quarter of 2010, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
Financial Results and Trends
Revenues for the three months ended September 30, 2010 were $15.5 million, a 21% decrease compared to the three months ended September 30, 2009, in which we reported revenues of $19.6 million. Revenues for the nine months ended September 30, 2010 were $48.7 million, a 19% decrease compared to the nine months ended September 30, 2009, in which we reported revenues of $60.3 million. These decreases were primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier-based business, which in turn led to a decrease in the number of games that we sold. The decrease was partially related to the impact of foreign currency exchange rates, which had a greater negative impact on our revenues for the first nine months of 2010 compared to the comparable period of 2009. The decline in our feature phone revenues was both a result of the global economic slowdown and the continued migration of users from traditional feature phones to more advanced platforms and smartphones, such as Apple’s iPhone and Google’s Android, which offer enhanced functionality. We believe that this transition will continue to accelerate in 2010 and for the foreseeable future as consumers increasingly upgrade their phones. As a result, we expect an overall decline in our revenues in 2010 from the sale of games that we develop for feature phones in our carrier-based business, which we expect will still generate the substantial majority of our revenues in 2010. In addition, we intend to release fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones.
As part of our strategy for growth in 2010 and beyond, we intend to significantly increase our studio capacity that is dedicated towards publishing mobile games that are widely accepted and commercially successful on the smartphone storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Although we experienced certain successes on these smartphone storefronts in 2009 and the first nine months of 2010, particularly with respect to the Apple App Store, our smartphone revenue only accounted for approximately 15% and 13% of our revenues for the three and nine months ended September 30, 2010. We expect that a significant portion of our development activities for these smartphone storefronts will be focused on persistent-state, “freemium” games — games that are downloadable without an initial charge or for a small fee, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. We believe this approach will enable us to build and grow a more direct relationship with our customers. We intend to have the significant majority of these persistent-state, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.
Although we expect our revenues from advanced platforms and smartphones to increase in 2010 as compared to 2009, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones in our traditional carrier-based business. Significantly growing our revenues and further succeeding in this channel may be challenging for us for several reasons, including: (1) the open nature of many new smartphone storefronts increases substantially the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games, (2) the competitive advantage of our porting capabilities may be reduced as these advanced platforms and smartphones become more widely adopted; (3) many of our key licenses do not grant us the rights to develop games for the iPhone and other smartphones; (4) open storefront distribution is still relatively new for us, and we must develop a marketing strategy that allows us to generate sustainable and increasingly profitable revenues; (5) we have only recently begun to embed micro-transaction capabilities into some of our games for smartphones as well as experiment with a number of advertising monetization techniques, and our limited experience in these areas may cause us to have difficulty optimizing the monetization of our games; and (6) we have a limited ability to invest heavily in this strategy.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, imposes a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of other factors, including our relationships with the feature phone and smartphone storefronts and our licensors. Even if mobile games based on licensed content or brands remain popular with end users, any of our licensors could decide not to renew an existing license or not to license additional intellectual property to us and instead license to our competitors or develop and publish their own mobile games or other applications, competing with us in the marketplace. For example, in the second quarter of 2010, PopCap Games elected not to renew its license with us pursuant to which we created our game Zuma, which accounted for less than 5% of our revenues for each of 2009 and the first nine months of 2010. The loss of any other key relationships with our carriers, other distributors or licensors could impact our revenues in the future. We expect our 2010 revenues to be lower than our 2009 revenues, and in future periods, our revenues could continue to decline.
Our net loss in the three months ended September 30, 2010 was $1.6 million versus a net loss of $4.0 million in the three months ended September 30, 2009. This decrease in our net loss was driven primarily by a decrease in operating expenses of $3.5 million, a decrease in cost of revenues of $2.3 million, a decrease in income tax provision of $413,000, and a decrease in interest and other expense of $386,000, which was partially offset by a reduction in revenues of $4.2 million. Our net loss in the nine months ended September 30, 2010 was $8.5 million versus a net loss of $11.3 million in the nine months ended September 30, 2009. This decrease in our net loss was driven primarily by a decrease in cost of revenues of $6.8 million, a decrease in operating expenses of $6.6 million and a decrease in our income tax provision of $1.5 million, which was partially offset by an $11.6 million reduction in revenues and an increase in interest and other expense of $455,000. The decreases in our operating expenses for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009 was in part due to the headcount reductions and related measures that we took in connection with the restructurings that we implemented in both the third quarter of 2009 and the first and second quarters of 2010. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble) and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and in 2009 and the first nine months of 2010, some of these currencies fluctuated by up to 40%.
We expect that our expenses to develop and port games for advanced platforms and smartphones will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms. Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that our cash expenses will decline in 2010 compared to 2009 in terms of absolute dollars as a result of the restructuring measures we implemented in the first and second quarters of 2010, which primarily consisted of headcount reductions. However, we expect to significantly increase our sales and marketing-related expenditures in the fourth quarter of 2010 compared to third quarter of 2010 levels in connection with the launch of our new persistent-state, freemium games during the fourth quarter of 2010, and we expect sales and marketing-related expenditures to generally remain at this increased level during 2011. Our business has historically been impacted by seasonality, as many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new handsets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game purchases, most of this holiday impact occurs for us in our first calendar quarter. In addition, we release many of our products in conjunction with specific events, such as the release of a related movie. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we sometimes experience seasonal sales decreases during the summer, particularly in parts of Europe. We expect these seasonal trends to continue in the future.
Cash and cash equivalents at September 30, 2010 totaled $15.9 million, an increase of $5.4 million from the balance at December 31, 2009. This increase was primarily due to $13.3 million of net proceeds received from the private placement of common stock that we completed in August 2010 (the “Private Placement”), $2.6 million of cash generated from operations and $602,000 of proceeds received from option exercises and purchases under our employees stock purchase program. These inflows were partially offset by $7.2 million paid during 2010 with respect to the promissory notes and bonuses that we issued to the MIG shareholders that are discussed in further detail in “Significant Transactions” below. We also paid down $3.1 million under our credit facility and paid $517,000 for capital expenditures. We believe our cash and cash equivalents, together with cash flows from operations and borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to continue to comply with the EBITDA-related covenant contained in our revolving credit facility (or that the covenant will be adjusted as discussed below). However, if our revenues are lower than we anticipate, we will be required to further reduce our operating expenses to remain in compliance with these covenants. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first and second quarters of 2010 that reduced our operating expenses significantly. However, we expect to continue our efforts to reduce operating expenses during the second half of 2010. Reducing operating expenses further than we currently anticipate could have the effect of negatively impacting our revenues. In addition, our ability to comply with the EBITDA-related covenant will be challenged due to the approximately $1.7 million in costs, excluding the write-off of $500,000 in leasehold improvement costs, we expect to incur during the fourth quarter of 2010 related to the relocation of our corporate headquarters to San Francisco, the transition of our General Counsel position and the termination of certain employees in EMEA. We currently believe that due primarily to this restructuring charge in addition to the additional marketing-related expenditures we expect to incur in the fourth quarter of 2010 in connection with the launch of our new persistent-state, freemium games on smartphone storefronts, we will not be able to comply with the EBITDA-related covenant in the fourth quarter of 2010. We are currently engaged in discussions with our lender regarding amending the credit facility to enable our prospective compliance with the EBITDA-related covenant and believe that we will enter into such an amendment in the near future in a similar manner as we have previously done. In August 2009, February 2010 and March 2010, we entered into amendments to our revolving credit facility with the lender, which (1) reduced certain of the minimum targets contained in the earnings before interest, depreciation and amortization (“EBITDA”) related covenant, (2) changed the measurement period for the EBITDA covenant from a rolling six-month calculation to a quarterly calculation, (3) extended the maturity date of the credit facility from December 22, 2010 to June 30, 2011 and (4) increased the interest rate for borrowings under the credit facility by 0.75% to the higher of the lender’s prime rate plus 1.75%, or 5% (see Liquidity and Capital Resources — Sufficiency of Current Cash and Cash Equivalents below). A failure on our part to remain in compliance with the covenants under the revolving credit facility could adversely impact our cash requirements for the next 12 months.
Significant Transactions
On August 27, 2010, we completed the Private Placement in which we issued and sold to certain investors an aggregate of 13,495,000 shares of common stock at $1.00 per share and warrants exercisable to purchase up to 6,747,500 shares of common stock at $1.50 per share for initial gross proceeds of approximately $13.5 million (excluding any proceeds we may receive upon exercise of the warrants).
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
Critical Accounting Policies and Estimates
There were no significant changes in our Critical Accounting Policies and Estimates during the nine months ended September 30, 2010 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

Results of Operations
Comparison of the Three Months Ended September 30, 2010 and 2009
Revenues

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Revenues	$15,468	$19,645
Our revenues decreased $4.2 million, or 21.3%, from $19.6 million for the three months ended September 30, 2009 to $15.5 million for the three months ended September 30, 2010. This decrease was primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier-based business, which in turn led to a decrease in the number of games that we sold, and a migration of users from feature phones to smartphones where we were unable to capture the same market share as we have in our traditional carrier-based business. This was partially offset by foreign currency exchange rates which had a more favorable impact on our revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $1.8 million, from $10.5 million in the three months ended September 30, 2009 to $8.7 million in the three months ended September 30, 2010. This was primarily related to a $1.3 million, or 25.5%, decrease in our EMEA revenues and a $383,000, or 19.0%, decrease in our China revenues. The decline in our EMEA revenues was primarily due to declining sales in our traditional carrier-based business. The decline in our China revenues was primarily due to a decrease in the revenue share that we receive through our revenue share arrangements with China Mobile, which accounts for approximately 90% of our revenues in China. In the first quarter of 2010, China Mobile reduced the revenue share for all publishers, including us, in 15 provinces for its mBox platform. We expect our 2010 revenues to be lower than our 2009 revenues primarily as a result of the anticipated acceleration of the slowdown in the sale of our games on feature phones in our traditional carrier-based business as consumers increasingly migrate from traditional feature phones to more advanced platforms and smartphones. Although we expect our revenues from games designed for smartphones to increase in 2010, we do not expect this increase to fully offset the anticipated decline in revenues from feature phones.
Cost of Revenues

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Cost of revenues:
Royalties	$3,934	$5,302
Impairment of prepaid royalties and guarantees	—	513
Amortization of intangible assets	1,009	1,420

Total cost of revenues	$4,943	$7,235

Revenues	$15,468	$19,645

Gross margin	68.0%	63.2%
Our cost of revenues decreased $2.3 million, or 31.7%, from $7.2 million in the three months ended September 30, 2009 to $5.0 million in the three months ended September 30, 2010. This decrease was primarily due to a $1.4 million decrease in royalties associated with a decline in royalty-burdened revenue, a decrease of $513,000 in impairments of prepaid royalties as we did not record any such impairments in the third quarter of 2010 and a $411,000 reduction in amortization for titles and content due to certain intangible assets relating to MIG, Macrospace and Superscape being fully amortized in the fourth quarter of 2009. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 77.0% in the three months ended September 30, 2009 to 77.4% in the three months ended September 30, 2010, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. Revenues attributable to games based upon original intellectual property were 22.6% of our total revenues for the three months ended September 30, 2010, of which nearly one-third related to MIG. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 35.0% in the three months ended September 30, 2009 to 32.8% in the three months ended September 30, 2010 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 29.6% in the three months ended September 30, 2009 to 25.4% in the three months ended September 30, 2010.

Research and Development Expenses

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Research and development expenses	$5,858	$6,662
Percentage of revenues	37.9%	33.9%
Our research and development expenses decreased $804,000, or 12.1%, from $6.7 million in the three months ended September 30, 2009 to $5.9 million in the three months ended September 30, 2010. The decrease in research and development costs was primarily due to a decrease in salaries and benefits of $592,000 associated with a restructuring that we implemented during the second quarter of 2010 which resulted in a reallocation of headcount from more expensive studios to lower cost studios and a $193,000 decrease in outside services costs due to a reduction in third-party costs for porting and external development. We decreased our research and development staff from 409 employees at September 30, 2009 to 360 as of September 30, 2010. As a percentage of revenues, research and development expenses increased from 33.9% for the three months ended September 30, 2009 compared to 37.9% for the three months ended September 30, 2010. Research and development expenses included $104,000 of stock-based compensation expense in the three months ended September 30, 2010 and $166,000 in the three months ended September 30, 2009.
Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Sales and marketing expenses	$2,692	$3,556
Percentage of revenues	17.4%	18.1%
Our sales and marketing expenses decreased $864,000, or 24.3%, from $3.6 million in the three months ended September 30, 2009 to $2.7 million in the three months ended September 30, 2010. The decrease was primarily due to a $707,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 66 at September 30, 2009 to 52 at September 30, 2010, which was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third party distribution agent. We also had a $222,000 decrease in marketing promotions associated with declining sales, a $120,000 decrease in stock-based compensation expense due to reduced headcount and a $94,000 decrease in travel and entertainment expenses. This was partially offset by a $337,000 increase in consulting fees associated with converting our Latin America sales and marketing to third party distribution agents as discussed above. As a percentage of revenues, sales and marketing expenses decreased from 18.1% in the three months ended September 30, 2009 to 17.4% in the three months ended September 30, 2010. Sales and marketing expenses included $50,000 of stock-based compensation expense in the three months ended September 30, 2010 and $170,000 in the three months ended September 30, 2009. We expect to significantly increase our sales and marketing related expenditures in the fourth quarter of 2010 compared to third quarter of 2010 levels in connection with the launch of our new persistent-state, freemium products during the fourth quarter of 2010, and we expect sales and marketing-related expenditures to generally remain at this increased level during 2011.
General and Administrative Expenses

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
General and administrative expenses	$3,107	$3,986
Percentage of revenues	20.1%	20.3%
Our general and administrative expenses decreased $879,000, or 22.1%, from $4.0 million in the three months ended September 30, 2009 to $3.1 million in the three months ended September 30, 2010. The decrease in general and administrative expenses was primarily due to a $513,000 decrease in professional and consulting fees associated with lower legal and recruitment fees, a $336,000 decrease in allocated facility and overhead costs and a $137,000 decrease in stock-based compensation expense. Salaries and benefits decreased by $94,000, which was offset by a $328,000 increase in variable compensation under our bonus plan. We decreased our general and administrative headcount from 71 at September 30, 2009 to 61 at September 30, 2010. As a percentage of revenues, general and administrative expenses decreased from 20.3% in the three months ended September 30, 2009 to 20.1% in the three months ended September 30, 2010. General and administrative expenses included $201,000 of stock-based compensation expense in the three months ended September 30, 2010 and $338,000 in the three months ended September 30, 2009.

Restructuring
We did not incur restructuring charges during the three months ended September 30, 2010. We incurred $919,000 of restructuring charges during the three months ended September 30, 2009 comprised of severance and termination benefits of $574,000 associated with the departure of our former Chief Executive Officer and $345,000 relating to employee termination costs in our United States and United Kingdom offices.
In connection with the relocation of our corporate headquarters to San Francisco as discussed in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, we expect to incur in the fourth quarter of 2010 non-cash restructuring charges of approximately $1.8 million related to the exiting of our former corporate headquarters in San Mateo, which includes write-offs related to leasehold improvement costs. In addition, on September 28, 2010, we announced that Kevin Chou, our former Vice President and General Counsel, had agreed pursuant to a Transitional Employment Agreement to leave his role and terminate his employment with us on October 15, 2010. We anticipate incurring approximately $115,000 in costs associated with the termination of Mr. Chou’s employment with us and an additional $300,000 of charges associated with employee termination costs in EMEA.
Interest and Other Income/(Expense), Net
Interest and other income/(expense), net, decreased from a net expense of $300,000 during the three months ended September 30, 2009 to net income of $86,000 in the three months ended September 30, 2010. This change was primarily due to an increase in foreign currency gains of $205,000 related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable and a $181,000 decrease in interest expense related to the MIG notes and borrowings under our credit facility. We expect to generate higher interest income during 2010 as a result of higher cash balances from the Private Placement. We also expect a decrease in interest expense due to lower outstanding balances on the MIG notes and lower borrowings under our credit facility through 2010.
Income Tax Provision
Income tax provision decreased from a tax provision of $917,000 in the three months ended September 30, 2009 to $504,000 in the three months ended September 30, 2010 primarily as a result of the interim period tax allocation, change in the jurisdictions included in the anticipated effective tax rate and changes in income tax in certain foreign entities. We expect our effective tax rate in 2010 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
Comparison of the Nine Months Ended September 30, 2010 and 2009
Revenues

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Revenues	$48,709	$60,292
Our revenues decreased $11.6 million, or 19.2%, from $60.3 million for the nine months ended September 30, 2009 to $48.7 million for the nine months ended September 30, 2010. This decrease was primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier-based business, which in turn led to a decrease in the number of games that we sold, and a migration of users from feature phones to smartphones where we were unable to capture the same market share as we have in our traditional carrier-based business. Foreign currency exchange rates also had a more adverse impact on our revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $5.1 million, from $31.4 million in the nine months ended September 30, 2009 to $26.3 million in the nine months ended September 30, 2010. This was primarily related to a $2.8 million, or 18.0%, decrease in our EMEA revenues, a $1.8 million, or 28.6%, decrease in our China revenues and a $606,000, or 8.0%, decrease in our Americas revenues, excluding U.S. revenues. The decline in our EMEA and Americas revenues, excluding U.S. revenues, was primarily due to declining sales in our feature phone business. The decline in our China revenues was primarily due to $700,000 of one-time revenues recorded from an APAC customer in the first quarter of 2009 and a decrease in the revenue share we receive through our revenue share arrangements with China Mobile that became effective in February 2010.

Cost of Revenues

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Cost of revenues:
Royalties	$12,905	$16,782
Impairment of prepaid royalties and guarantees	663	1,102
Amortization of intangible assets	3,243	5,680

Total cost of revenues	$16,811	$23,564

Revenues	$48,709	$60,292

Gross margin	65.5%	60.9%
Our cost of revenues decreased $6.8 million, or 28.7%, from $23.6 million in the nine months ended September 30, 2009 to $16.8 million in the nine months ended September 30, 2010. This decrease was primarily due to a decrease of $3.9 million in royalties associated with a decline in revenue and a $2.4 million reduction in amortization for titles and content due primarily to certain intangible assets relating to MIG, Macrospace and Superscape being fully amortized in the first and fourth quarter of 2009. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 77.3% in the nine months ended September 30, 2009 to 79.3% in the nine months ended September 30, 2010, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. Revenues attributable to games based upon original intellectual property were 20.7% of our total revenues for the nine months ended September 30, 2010, of which nearly one-third related to MIG. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 36.0% in the nine months ended September 30, 2009 to 33.4% in the nine months ended September 30, 2010 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 29.7% in the nine months ended September 30, 2009 to 27.9% in the nine months ended September 30, 2010.
Research and Development Expenses

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Research and development expenses	$18,748	$19,707
Percentage of revenues	38.5%	32.7%
Our research and development expenses decreased $959,000, or 4.9%, from $19.7 million in the nine months ended September 30, 2009 to $18.7 million in the nine months ended September 30, 2010. The decrease in research and development costs was primarily due to a decrease in salaries and benefits of $731,000, a $654,000 decrease in outside services costs due to a reduction in third-party costs for porting and external development, a decrease in stock-based compensation expense of $161,000 and a decrease in travel and entertainment expenses of $85,000, which was partially offset by an increase in allocated facilities and overhead costs of $714,000. We decreased our research and development staff from 409 employees at September 30, 2009 to 360 as of September 30, 2010. As a percentage of revenues, research and development expenses increased from 32.7% for the nine months ended September 30, 2009 compared to 38.5% for the nine months ended September 30, 2010. Research and development expenses included $385,000 of stock-based compensation expense in the nine months ended September 30, 2010 and $546,000 in the nine months ended September 30, 2009.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Sales and marketing expenses	$8,100	$11,214
Percentage of revenues	16.6%	18.6%
Our sales and marketing expenses decreased $3.1 million, or 27.8%, from $11.2 million in the nine months ended September 30, 2009 to $8.1 million in the nine months ended September 30, 2010. The decrease was primarily due to a $1.7 million decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 66 at September 30, 2009 to 52 at September 30, 2010, this was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third party distribution agent. We also had a $875,000 decrease in the MIG earnout expense due to lower amortization of stock-based compensation expense associated with reaching the end of the vesting terms and conditions in 2009, a $443,000 decrease in marketing promotions associated with declining sales, a $317,000 decrease in stock-based compensation expense due to reduced headcount and a $248,000 decrease in travel and entertainment expense. This was partially offset by a $579,000 increase in consulting fees associated with converting our Latin America sales and marketing to third party distribution agents as discussed above. As a percentage of revenues, sales and marketing expenses decreased from 18.6% in the nine months ended September 30, 2009 to 16.6% in the nine months ended September 30, 2010. Sales and marketing expenses included $163,000 of stock-based compensation expense in the nine months ended September 30, 2010 and $480,000 in the nine months ended September 30, 2009.
General and Administrative Expenses

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
General and administrative expenses	$9,972	$12,376
Percentage of revenues	20.5%	20.5%
Our general and administrative expenses decreased $2.4 million, or 19.4%, from $12.4 million in the nine months ended September 30, 2009 to $10.0 million in the nine months ended September 30, 2010. The decrease in general and administrative expenses was primarily due to a $1.1 million decrease in allocated facility and overhead costs, a $851,000 decrease in professional and consulting fees and a $495,000 decrease in stock-based compensation expense. Salaries and benefits decreased by $397,000, which was offset by a $556,000 increase in variable compensation under our bonus plan. We decreased our general and administrative headcount from 71 at September 30, 2009 to 61 at September 30, 2010. As a percentage of revenues, general and administrative expenses remained flat at 20.5% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010. General and administrative expenses included $681,000 of stock-based compensation expense in the nine months ended September 30, 2010 and $1.2 million in the nine months ended September 30, 2009.

Restructuring
Our restructuring charge decreased from $1.4 million during the nine months ended September 30, 2009 to $1.3 million during the nine months ended September 30, 2010. This was due to an additional $1.1 million of employee termination costs in our United States, APAC, Latin America and United Kingdom offices and $235,000 of facility related charges associated with changes in the sublease probability assumption for the vacated office space in our United States corporate headquarters.
Interest and other Income/(Expense), Net
Interest and other income/(expense), net, increased from a net expense of $650,000 during the nine months ended September 30, 2009 to a net expense of $1.1 million in the nine months ended September 30, 2010. This change was primarily due to a $858,000 increase in foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable which was partially offset by a $469,000 decrease in interest expense related to the MIG notes and borrowings under our credit facility.
Income Tax Provision
Income tax provision decreased from $2.5 million in the nine months ended September 30, 2009 to $1.0 million in the nine months ended September 30, 2010 primarily as a result of the interim period tax allocation, change in the jurisdictions included in the anticipated effective tax rate and changes in income tax in certain foreign entities. We expect our effective tax rate in 2010 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$517	$569
Depreciation and amortization	4,964	7,606
Cash flows provided by operating activities	2,569	1,287
Cash flows used in investing activities	(517)	(569)
Cash flows provided by/(used in) in financing activities	3,569	(9,973)
Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $185.8 million as of September 30, 2010.
Operating Activities
For the nine months ended September 30, 2010, net cash provided by operating activities was $2.6 million, primarily due to a decrease in accounts receivable of $6.1 million due to declining sales in our carrier-based business and improved cash collections, a $3.0 million decrease in our prepaid royalties and a $1.3 million increase in accrued compensation. In addition, we had adjustments for non-cash items, including amortization expense of $3.4 million, depreciation expense of $1.6 million, stock-based compensation expense of $1.2 million and impairment of prepaid royalties of $663,000. These amounts were partially offset by a net loss of $8.5 million, a decrease in accrued royalties of $4.4 million, a decrease in other accrued liabilities of $1.1 million and a decrease in accounts payable of $730,000.
We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
In the nine months ended September 30, 2010, we used $517,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, software and leasehold improvements.
In the nine months ended September 30, 2009, we used $569,000 of cash for investing activities resulting primarily from purchases of property and equipment, all of which related to additional network and server equipment.
Financing Activities
In the nine months ended September 30, 2010, net cash provided by financing activities was $3.6 million due primarily to $13.3 million of net proceeds received from the Private Placement and $602,000 of proceeds received from option exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $7.2 million paid during 2010 with respect to the promissory notes and bonuses that we issued to the MIG shareholders and $3.1 million that we paid down under our credit facility.
In the nine months ended September 30, 2009, net cash used in financing activities was $10.0 million due to the payment of $14.0 million in principal amount related to the MIG notes, but was partially offset by the net proceeds, excluding interest paid, from borrowings under our credit facility of $4.1 million.

Sufficiency of Current Cash and Cash Equivalents
Our cash and cash equivalents were $15.9 million as of September 30, 2010. We expect to continue to fund our operations and satisfy our contractual obligations for 2010 primarily through our cash and cash equivalents, borrowings under our revolving credit facility and cash generated by operations, if any. However, there can be no assurances that we will be able to generate positive operating cash flow during 2010 or beyond. We believe our cash and cash equivalents, together with any cash flows from operations and borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, lower than expected cash generated from operating activities including the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries, a deterioration of the quality of our accounts receivable, which could lower the borrowing base under our credit facility, and any failure on our part to remain in compliance with the covenants under our revolving credit facility. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with our credit facility’s EBITDA-related covenant discussed below. If our revenues are lower than we anticipate, we might be required to reduce our operating expenses to remain in compliance with this financial covenant. Reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008, the third quarter of 2009 and the first and second quarters of 2010 that reduced our operating expenses significantly from second quarter of 2008 levels. However, we expect to continue our efforts to reduce operating expenses during 2010. Reducing operating expenses further than we currently expect could have the effect of reducing our revenues. In addition, our ability to comply with the EBITDA-related covenant in the fourth quarter of 2010 will be challenged due to the approximately $1.7 million in costs, excluding the write-off of $500,000 in leasehold improvement costs, we expect to incur during the fourth quarter of 2010 related to the relocation of our corporate headquarters to San Francisco, the transition of our General Counsel position and charges associated with employee termination costs in EMEA.
As of September 30, 2010, our cash needs include our requirement to repay $1.5 million of principal outstanding under the MIG notes, which is payable in the fourth quarter of 2010 from our domestic entities, as well as $1.6 million of principal outstanding under promissory notes issued to two former shareholders of MIG which is payable in the fourth quarter of 2010 from our Chinese entities. Our anticipated cash requirements during 2010 also include payments for prepaid royalties and guarantees, of which a portion is related to anticipated new license agreements (for which there are no existing contractual commitments), which amount we may elect to reduce if we require more working capital than we currently anticipate. (See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item I of this report for more information regarding our contractual commitments.) However, this reduced spending on new licenses and any additional reduction in spending may adversely impact our title plan for 2010 and beyond, and accordingly our ability to generate revenues in future periods. Conversely, if cash available to us is greater than we currently anticipate, we may elect to increase prepaid royalties above currently anticipated levels if we believe it will contribute to enhanced revenue growth and profitability.
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
Our credit facility is collateralized by eligible customer accounts receivable balances, as defined by the lender. There can be no assurances that our eligible accounts receivable balances will be adequate to allow us to draw down on the entire $8.0 million credit facility particularly if any of our larger customers’ creditworthiness deteriorates. At our current revenue levels, we are not able to access the full $8.0 million of the credit facility. The maximum amount available for borrowing under the credit facility was limited to $2.1 million as of September 30, 2010. In addition, among other things, the credit facility limits our ability to dispose of certain assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. Further, the credit facility requires us to maintain a separate account with the lender for collection of our accounts receivables. All deposits into this account will be automatically applied by the lender to our outstanding obligations under the credit facility.
As of September 30, 2010, we had outstanding borrowings of $1.6 million under our credit facility, which is classified as a current liability on the September 30, 2010 balance sheet. In March 2010, the maturity date of the credit facility was extended to June 30, 2011. Our failure to comply with the financial or operating covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. To the extent an event of default occurred under the credit facility and the lender accelerated the indebtedness and terminated the credit facility, this would also trigger the cross-default provisions of the MIG notes. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.75%, but no less than 5.0%, which adversely impacts our cash position and result in operating and financial covenants that restrict our operations. (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item I of this report for more information regarding our debt.)
The credit facility matures on June 30, 2011, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80,000, or 1.00% of the total commitment. As of September 30, 2010, we were in compliance with all covenants. However, we currently believe that due primarily to the restructuring charge we expect to incur in the fourth quarter of 2010 related to the relocation of our corporate headquarters to San Francisco, the transition of our General Counsel position and EMEA employee termination costs, in addition to the additional marketing-related expenditures we expect to incur in the fourth quarter of 2010 in connection with the launch of our new persistent-state, freemium games on smartphone storefronts, we will not be able to comply with the EBITDA-related covenant in the fourth quarter of 2010. We are currently engaged in discussions with our lender regarding amending the credit facility to enable our prospective compliance with the EBITDA-related covenant and believe that we will enter into such an amendment in the near future in a similar manner as we have previously done.
Of the $15.9 million of cash and cash equivalents that we held at September 30, 2010, approximately $1.9 million were held in accounts in China. To fund our operations and repay our debt obligations, we repatriated approximately $4.0 million of available funds from China to the United States during 2009, and we repatriated an additional $1.3 million of available funds from China to the United States in August 2010. Both of these amounts were subject to withholding taxes of 5%. We do not anticipate repatriating any additional funds from China for the foreseeable future, as changes in our revenue share arrangement with China Mobile has significantly impacted our ability to generate meaningful cash from our China operations. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.
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
Contractual Obligations
The following table is a summary of our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$6,748	$954	$5,794	$—	$—
Guaranteed royalties(1)	2,627	1,896	731	—	—
MIG earnout and bonus notes(2)	3,113	3,113	—	—	—
Uncertain tax position obligations, including interest and penalties(3)	4,848	—	—	—	4,848
Line of credit	1,569	1,569	—	—	—

*	Represents the remaining three months of 2010

(1)
We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales.

(2)
We have issued $25.0 million of notes payable to former shareholders of MIG, of which we had paid an aggregate principal amount of $22.0 million as of September 30, 2010. The above table does not include approximately $723,000 of taxes withheld from MIG earnout payments and paid to Chinese Tax Authorities in October, 2010. The amounts in the table above include interest accrued through September 30, 2010. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further details.

(3)
As of September 30, 2010, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of September 30, 2010, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.

Off-Balance Sheet Arrangements
At September 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.75%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At September 30, 2010, we had $1.6 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.75%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.
We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2010, we had no short-term investments and substantially all $15.9 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.
The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
As of September 30, 2010 and December 31, 2009, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Australia, Brazil, China, Colombia, France, Germany, Hong Kong, Italy, Russia and Spain, and our current deposits are likely in excess of insured limits.
Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At September 30, 2010, Verizon Wireless accounted for 22.2% and Telecomunicaciones Movilnet accounted for 10.8% of total accounts receivable. At December 31, 2009, Verizon Wireless accounted for 24.1% of total accounts receivable. No other carrier represented more than 10% of our total accounts receivable as of these dates.
Foreign Currency Exchange Risk
We transact business in more than 70 countries in more than 20 different currencies, and in 2009 and in the first nine months of 2010, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, including a net loss of $3.3 million in 2007, a net loss of $106.7 million in 2008, a net loss of $18.2 million in 2009 and a net loss of $8.5 million for the nine months ended September 30, 2010. As of September 30, 2010, we had an accumulated deficit of $185.8 million. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses for our new games, particularly those designed for advanced platforms and smartphones, such as Apple’s iPhone and Google’s Android. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our 2009 revenues were lower than our 2008 revenues, and we expect that our revenues will likely decline in 2010 from 2009 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2008, we incurred aggregate charges of approximately $77.6 million for goodwill impairments, royalty impairments and restructuring activities, during 2009, we incurred aggregate charges of approximately $8.5 million for royalty impairments and restructuring activities and during the first nine months of 2010, we incurred aggregate charges of approximately $2.0 million for royalty impairments and restructuring activities. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.
Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.
Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This will be particularly true for 2010, as we implemented significant cost-reduction measures in 2008 and 2009, as well as in the first and second quarters of 2010, making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. Individual games and carrier relationships represent meaningful portions of our revenues and net income or loss in any quarter. We may incur significant or unanticipated expenses when licenses are added or renewed, we may experience a significant reduction in revenue if licenses are not renewed or we may incur impairments of prepaid royalty guarantees if our forecast for games based on licensed intellectual property is lower than we anticipated at the time we entered into the agreement. For example, in 2008, 2009 and the first nine months of 2010, we impaired $6.3 million, $6.6 million and $0.7 million, respectively, of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements in our Europe, Middle East and Africa region and other global development and distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, which have deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2008, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in 2009 and in the first nine months of 2010. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new games released by us and our competitors, including those for smartphones and advanced platforms;
•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;
•	the quality and popularity of new games and games released in prior periods;
•	changes in the prominence of deck placement or storefront featuring for our leading games and those of our competitors;
•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, games and related content;
•	the rate at which consumers continue to migrate from traditional feature phones to more advanced platforms and smartphones;
•	our success in developing and monetizing persistent-state, freemium games for smartphones;
•	our ability to increase the daily and monthly active users of our persistent-state, freemium games that we develop for smartphones, as well as the number of minutes these users play such games;
•	the strength or weakness in consumer demand for new mobile devices;
•	the expiration of existing content licenses for particular games;
•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;
•	changes in pricing policies by us, our competitors or our carriers and other distributors;
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
•
changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for the sale of virtual currency and goods by means of purchases within certain of our games, sometimes referred to as in-app purchases;

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

In addition, given the open nature of the development and distribution for certain advanced platforms and smartphones, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. In addition, publishers who create content for traditional gaming consoles and for online play have also begun developing games for smartphones. As an example of the competition that we face, it has been estimated that more than 40,000 active games were available on the Apple App Store as of October 31, 2010. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones without substantially reducing our prices, increasing development costs or increasing spending to market our products. Certain of our large competitors have greater intellectual property rights and access to more licenses to develop titles for the Apple App Store and have considerably greater resources than we do, which enables them to develop a greater volume of games, more rapidly than us. If our industry continues to shift to a sales and distribution model similar to the Apple App Store our ability to compete would be further challenged, since the substantial majority of our current revenue is currently derived from our wireless carrier-based distribution channel and not from fully open storefront channels.
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
We believe that the slowdown in sales of feature phones in our traditional carrier-based business, which currently comprises the substantial majority of our revenues, will continue to accelerate and will result in an overall decline in our revenues in 2010. As part of our strategy to grow our business, we intend to significantly increase our studio capacity that is dedicated towards developing titles for smartphone digital storefronts (such as Apple’s App Store, Google’s Android Market, Research In Motion’s Blackberry App World, Palm’s App Catalog, Nokia’s Ovi Store and Microsoft’s Windows Marketplace for Mobile) as well as significantly increase our marketing-related expenditures in connection with the launch of our new games on these smartphone storefronts. The introduction of these smartphone storefronts has drawn many of our customers away from our carrier-based business. In order to succeed, we believe that we must publish mobile games that are widely accepted and commercially successful on the new advanced platforms and smartphones. However, our efforts on these advanced platforms and smartphones may prove unsuccessful or, even if successful, it may take us longer to achieve significant revenue than anticipated because, among others reasons:
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

•
the billing and provisioning capabilities of some smartphones are currently not optimized to enable users to purchase games or make in-app purchases, which could make it difficult for users of these smartphones to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term;

•	the competitive advantage of our porting capabilities may be reduced as these advanced platforms and smartphones become more widely adopted;
•	many of our key licenses do not grant us the rights to develop games for the iPhone and certain other smartphones;
•	we have less experience with open storefront distribution channels than with carrier-based distribution;

•
these smartphone digital storefronts are relatively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss;

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
We expect that a significant portion of our development activities for advanced platforms and smartphones in 2010 and beyond will be focused on persistent-state, freemium games — games that are downloadable without an initial charge or for a small fee, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our efforts to develop persistent-state, freemium games for multiple smartphones and other advanced platforms may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among others reasons:
•	we have limited experience in successfully developing and marketing persistent-state, freemium games;
•
we have only recently begun to embed micro-transaction capabilities into some of our games for smartphones as well as experiment with a number of advertising monetization techniques, and our limited experience in these areas may cause us to have difficulty optimizing the monetization of our freemium games;

•
some of our competitors have already released a significant number of persistent-state, freemium games on smartphones, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

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

•
our persistent-state, freemium games may otherwise not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts or a failure to achieve prominent storefront featuring for such games;

•
even if our persistent-state, freemium games are widely downloaded, we may fail to retain users of these games or optimize the monetization of these games for a variety of reasons, including poor game design or quality, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues or our failure to effectively respond and adapt to changing user preferences through updates to our games; and

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
We currently derive the substantial majority of our revenues from sales of our games on traditional feature phones through wireless carriers. Our revenues for each of the year ended December 31, 2009 and the nine months ended September 30, 2010 declined from the corresponding period of the prior year due to a decrease in sales in our carrier-based business, resulting primarily from a decrease in feature phone sales, which in turn led to a decrease in the number of games that we sold, as well as increasing movement by a number of consumers to smartphones that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. We expect that we will continue to derive the substantial majority of our revenues from sales of our games on traditional feature phones during the remainder of 2010. However, we believe that the decline in the sales of feature phones and the transition of consumers to smartphones will continue to accelerate and will result in an overall decline in our revenues in 2010. In addition, due to the accelerating decline in the sales of feature phones, we intend to release fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. The ability of smartphones to serve as a source of significant revenues is uncertain, and we will likely be unable to generate sufficient revenues from these platforms in 2010 to make up for the expected decline in sales of our games on traditional feature phones. In addition, games sold on smartphones typically have lower average prices than our games sold on traditional feature phones, and to the extent consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on traditional feature phones. Any acceleration in the slowdown in our carrier-based business or in sales of feature phones for that business, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
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
•
any significant sales of our stock by our directors, executive officers or large stockholders, including the investors in the Private Placement whose shares have been registered for resale under the Securities Act and may be freely sold at any time;

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
Since becoming a publicly traded security listed on the NASDAQ Global Market in March 2007, our common stock has reached a closing high of $14.67 per share and closing low of $0.23 per share. Our common stock traded below $1.00 per share from October 30, 2008 until June 12, 2009, for portions of July and August 2009 and for portions of February, March and April 2010, and the last reported sale price of our common stock on November 9, 2010 was $1.83 per share. Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it may delist our common stock from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. As a result, we cannot assure you that our common stock will remain eligible for trading on the NASDAQ Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.
We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.
The operation of our business, and our efforts to grow our business, requires significant cash outlays and commitments. As of September 30, 2010, we had $15.9 million of cash and cash equivalents. In addition to our general operating expenses and prepaid and guaranteed royalty payments, we had debt service obligations related to $4.7 million outstanding as of September 30, 2010. These debt service obligations consisted of $3.1 million in remaining principal and accrued interest that we owed under the subordinated notes that we issued in December 2008 in connection with our restructuring of the MIG earnout and bonus payments (the “MIG subordinated notes”), and $1.6 million that was outstanding under our revolving credit facility. In addition, of our $15.9 million of cash and cash equivalents that we held as of September 30, 2010, $1.9 million was held in our China subsidiaries. To the extent we require additional working capital in our U.S. or other non-Chinese operations, it could be very difficult to repatriate money held in our China subsidiaries due to our declining operating profits in China, and such repatriation would be subject to taxation, potentially at high rates.
If our cash and cash equivalents, together with any cash generated from operations and borrowings under our credit facility, are insufficient to meet our cash requirements, we will either need to seek additional capital, potentially through an additional debt or equity financing, by increasing the amount available to us for borrowing under the credit facility, procuring a new debt facility or selling some of our assets, to fund our operations and debt repayment obligations or we will need to restructure our obligations under the MIG subordinated notes. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such was the case with respect to the Private Placement, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. Additionally, we may be unable to increase the size of the credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We also may not be able to access the full $8.0 million potentially available under of our credit facility, as the credit facility’s borrowing base is based upon our accounts receivable; as of September 30, 2010, the maximum amount available for borrowing under the credit facility was limited to $2.1 million. If new sources of financing are required but are insufficient or unavailable, or if we are unable to restructure our obligations under the MIG subordinated notes to the extent we may need to do so, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. Furthermore, if we are unable to remain in compliance with the financial or other covenants contained in the credit facility and do not obtain a waiver from the lender then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provisions of the MIG subordinated notes. This credit facility also is scheduled to expire on June 30, 2011, and we cannot assure you that we will be able to extend the terms of this facility on terms favorable to us or at all. In the event that we default under our credit facility or are unable to successfully extend its term beyond June 30, 2011, we would need to seek additional sources of financing, which could have unfavorable terms, and any failure to do so would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash, and Cash Equivalents.”
We have outstanding debt obligations and may incur additional debt in the future, which could adversely affect our financial condition and results of operations.
In December 2008, we renegotiated and extended our $8.0 million revolving credit facility, which is secured by substantially all of our assets, including our intellectual property, and we further amended this credit facility in August 2009, February 2010 and March 2010. As of September 30, 2010, we had outstanding borrowings of $1.6 million under this credit facility, and we expect to continue to borrow during the term of the facility for general working capital purposes and to satisfy our other debt obligations. In addition, in December 2008, we issued an aggregate of $25.0 million in principal amount of the MIG subordinated notes, of which we had repaid $22.0 million in principal as of September 30, 2010. This debt may adversely affect our operating results and financial condition by, among other things:
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
Our credit facility imposes restrictions on us, including restricting our ability to incur specified liens and sell the company and requiring us to maintain compliance with specified covenants and to maintain a certain level of cash deposits with the lender. Our ability to comply with certain of these covenants may be affected by events beyond our control. Our expectations regarding cash sufficiency assume that our operating results will be sufficient to enable us to comply with the EBITDA-related covenant. Our revenues depend on a number of factors, including the rate of sales of mobile devices, our relationships with our carriers and licensors, consumer tastes, competitive pressures, our ability to generate revenues from advanced platforms and smartphones and foreign exchange rate fluctuations. If our revenues are lower than we anticipate, we will be required to reduce our operating expenses to remain in compliance with this covenant. However, reducing our operating expenses could be very challenging for us, since we undertook operating expense reductions and restructuring activities in the third and fourth quarters of 2008 that reduced our operating expenses significantly from second quarter of 2008 levels, and we implemented additional expense reduction measures in the third quarter of 2009 and the first and second quarters of 2010. Reducing operating expenses further could have the effect of reducing our revenues. Our ability to comply with the EBITDA-related covenant will be further challenged due to the approximately $1.7 million, excluding $500,000 in leasehold improvement write-offs, in costs we expect to incur during the fourth quarter of 2010 related to our relocation of our corporate headquarters to San Francisco and the transition of our General Counsel position. We currently believe that due primarily to this restructuring charge in addition to the additional marketing-related expenditures we expect to incur in the fourth quarter of 2010 in connection with the launch of our new persistent-state, freemium games on smartphone storefronts, we will not be able to comply with the EBITDA-related covenant in the fourth quarter of 2010. While we are currently engaged in discussions with the lender regarding amending the credit facility to enable our prospective compliance with the EBITDA-related covenant and believe that we will enter into such an amendment in the near future, we cannot assure you that we will be successful in doing so. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lender, then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable, which would also trigger the cross-default provision of our MIG subordinated notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sufficiency of Current Cash and Cash Equivalents” for additional information regarding our credit facility and the MIG subordinated notes. Should the lender call the loan at a time when we did not have or were unable to secure cash to repay it, it would have a serious impact on our business, financial position and liquidity, including potentially forcing us to file for bankruptcy protection. In addition, this credit facility also is scheduled to expire on June 30, 2011, and we cannot assure you that we will be able to extend the terms of this facility on terms favorable to us or at all. For more information about our debt obligations, see Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements.
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
If carriers choose to give our games less favorable deck placement or if our games do not receive prominent placement on the smartphone storefronts, our games may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed.
End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.
Our business depends on developing and publishing mobile games that wireless carriers will place on their decks or digital storefront owners will prominently feature and that end users will buy. We must continue to invest significant resources in research and development, analytics and marketing to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not respond to the requirements of carriers and digital storefront owners or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a subsequent shift in our carriers or the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.
If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.
We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new such relationships, and is also critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple App Store. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, smartphone storefront owners, branded content owners and carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users, smartphone storefront owners and carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content or if a game has playability issues such as game unavailability, long load times or a unexpected termination of the game due to data server or other technical issues, we could experience damage to our reputation and brand, and our attractiveness to wireless carriers, licensors, smartphone storefront owners and end users might be reduced. In addition, although we expect to significantly increase our sales and marketing-related expenditures in connection with the launch of our new persistent-state, freemium games, these efforts may not succeed in increasing awareness of our brand and new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

We currently rely primarily on wireless carriers to market and distribute our games for feature phones and thus to generate a significant portion of our revenues. The loss of or a change in any significant carrier relationship, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.
A significant portion of our revenues is derived from a limited number of carriers. In 2009, we derived approximately 49.1% of our revenues from relationships with five carriers, including Verizon Wireless, which accounted for 20.5% of our revenues. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than 20 carriers for the foreseeable future. If any of our carriers decides not to market or distribute our games or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us. In addition, having a significant portion of our revenues concentrated among a limited number of carriers also creates a credit concentration risk for us, and in the event that any significant carrier were unable to fulfill its payment obligations to us, our operating results and cash position would suffer. Finally, our credit facility’s borrowing base is tied to our accounts receivable. If any of our wireless carriers were delinquent in their payments to us, it would reduce our borrowing base and could require us to immediately repay any borrowings outstanding related to such carrier. If any of these eventualities come to pass, it could materially reduce our revenues and otherwise harm our business.
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
In addition, wireless carriers have the ability to change their pricing policy with their customers for downloading content, such as our games. For example, Verizon Wireless began imposing a data surcharge to download content on those of its customers who had not otherwise subscribed to a data plan. Such charges have, and could in the future, deter end users from purchasing our content. In addition, wireless carriers could renegotiate the revenue sharing arrangement that we have in place with them to our detriment. For example in the first quarter of 2010, China Mobile, the largest carrier in China, reduced the revenue share that we receive from our games sold on the mBox platform in approximately 15 provinces in China, which has begun, and will likely continue, to negatively impact our revenues in China. Furthermore, a portion of our revenues is derived from subscriptions. Our wireless carriers have the ability to discontinue offering subscription pricing, without our approval.
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
Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. Our market is experiencing a growth in adoption of smartphones, such as the Apple iPhone and devices based on Google’s Android operating system. For many of our wireless carriers, these smartphones are not yet directly integrated into the carrier’s provisioning infrastructure that would allow them to sell games directly to consumers, and games are instead sold through third parties, which is a more cumbersome process for consumers and results in a smaller revenue share for us. These factors could harm our business, operating results and financial condition.
A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our games, increase our costs and cause our games to be of lower quality or to be published later than anticipated.
End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the Apple iPhone, Google Android, Blackberry, i-mode, Mophun, Palm, Symbian, Windows Mobile, BREW and Java platforms. It is likely that one or more of these technologies will fall out of favor with handset manufacturers and wireless carriers, as transitions to different technologies and technology platforms have happened in the past and will occur in the future. If there is a rapid shift to a different technology platform, such as Adobe Flash or Flash Lite, or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.
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
Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 77.5%, 75.0% and 88.1% of our revenues in 2009, 2008 and 2007, respectively. In 2009, revenues derived under various licenses from our five largest licensors, Activision, Atari, Fox Mobile Entertainment, Freemantle Media and Harrah’s, together accounted for approximately 27.8% of our revenues, and we expect that this percentage will increase in 2010. Any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. For example, in the second quarter of 2010, PopCap Games elected not to renew its license with us pursuant to which we created our game Zuma, which accounted for less than 5% of our revenues for each of 2009 and the first nine months of 2010. Many of our licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. In addition, our licensors could decide to breach the terms of our license agreements, including failure to provide the content and intellectual property required under our license agreements and necessary to develop our games, and our remedies may be limited to recovering our direct costs but not our lost profits, and we may not be able to realize profits that we may have anticipated from such license agreements. We may be required to resort to potentially costly litigation in an effort to enforce our rights, which efforts might prove unsuccessful. Moreover, many of our licensors have not granted us the right to develop games for some smartphones, such as the iPhone, and may instead choose to develop games for such platforms themselves. Additionally, licensors may elect to work with publishers who can develop and publish products across multiple platforms, such as mobile, online and console, which we currently cannot offer.
Increased competition for licenses may lead to larger guarantees, advances and royalties that we would be required to pay to licensors, which could significantly increase our cost of revenues and cash usage or could make us unwilling to renew existing licenses or pursue new licenses. We may be unable or unwilling to renew these licenses or be unable to renew them on terms favorable to us, and, if we desire to do so, we may be unable to secure alternatives in a timely manner. Our budget for new licenses in 2009 was a substantial reduction from the amount we spent for new licenses in prior years, and we expect our spending for new licenses in 2010 and future periods to be significantly reduced from 2009 levels as we focus our developing efforts on creating persistent-state, freemium games based on our own intellectual property. Our reduced spending on new licenses may adversely impact our title plan for feature phones and our ability to generate revenues in 2010 and future periods. Failure to maintain or renew our existing licenses or to obtain additional licenses could impair our ability to introduce new games or would prevent us from continuing to offer our current games, which would materially harm our business, operating results and financial condition.
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
We rely on wireless carriers’ and other third-party networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of our games. We also rely on our own servers to operate our new persistent-state, freemium games that are delivered as a live service, as well as to deliver games on demand to end users through our carriers’ networks. In addition, certain of our subscription-based games, such as World Series of Poker, require access over the mobile Internet to our servers to enable certain features. Any technical problem with carriers’, third parties’ or our billing, delivery or information systems or communications networks could result in the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, or interfere with access to some aspects of our games. For example, in connection with the release of our Gun Bros. game on the Apple App Store in the fourth quarter of 2010, we experienced issues with our data servers that resulted in gameplay issues and the loss of some users’ virtual assets they acquired through in-app purchases. In the event of a loss of virtual assets, we may be required to issue refunds, we may receive negative publicity and game ratings, and we may lose users of our games, any of which would negatively affect our business. In addition, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any such technical problems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.
We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.
International sales represented approximately 52.2%, 52.0% and 46.2% of our revenues in 2009, 2008 and 2007, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which has a significant presence in Russia, in March 2008. We have international offices located in a number of foreign countries including Brazil, Canada, China, England, France, Germany, Italy, Russia and Spain. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:
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
In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. As a result, our ongoing international operations may be more costly than we expect. As a result of our international operations in Asia, Europe and Latin America, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws. If we become subject to increased taxes or new forms of taxation imposed by governmental authorities, our results of operations could be materially and adversely affected.
These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.
If we fail to deliver our games at the same time as new mobile handset models are commercially introduced, our sales may suffer.
Our business depends, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, some companies have launched new smartphones or mobile platforms, including Apple’s iPhone and Google’s Android. In addition, consumers generally purchase the majority of content, such as our games, for a new handset within a few months of purchasing the handset. We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because we do not adequately build into our title plan the demand for games for a particular handset or platform or experience of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, our revenues would likely decline and our business, operating results and financial condition would likely suffer.
Future mobile handsets may significantly reduce or eliminate wireless carriers’ control over delivery of our games and force us to rely further on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.
The majority of our games are currently sold through carriers’ branded e-commerce services. We have invested significant resources developing this sales channel. However, a growing number of handset models currently available allow wireless subscribers to browse the Internet and, in some cases, download applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store. In addition, developing other application delivery mechanisms, such as premium-SMS, enable subscribers to download applications without having to access a carrier’s branded e-commerce service. Increased use by subscribers of open operating system handsets or premium-SMS delivery systems will enable them to bypass carriers’ branded e-commerce services and could reduce the market power of carriers. This could force us to rely further on alternative sales channels where we may not be successful selling our games and could require us to increase our sales and marketing expenses significantly. As with our carriers, we believe that inferior placement of our games and other mobile entertainment products in the menus of off-deck distributors will result in lower revenues than might otherwise be anticipated from these alternative sales channels. We may be unable to develop and promote our direct website distribution sufficiently to overcome the limitations and disadvantages of off-deck distribution channels and our efforts to promote direct distribution could prove expensive. This could harm our business, operating results and financial condition.

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
Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, in the future we will be required to port existing and new games to a broader array of handsets and develop versions specific to new smartphones. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new smartphones, including the iPhone and those based on the Android platform, is longer and thus developing and porting for the advanced platforms is more costly than developing and porting for games for traditional mobile phones. Since the substantial majority of our revenues are currently derived from our carrier-based business, it is important that we maintain and enhance our porting capabilities. However, as additional smartphone storefronts are developed and gain market prominence, our porting capabilities represent less of a business advantage for us, yet we could be required to invest considerable resource in this area to support our existing business. These additional costs could harm our business, operating results and financial condition.
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
Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced sales and engineering personnel. In addition, in order to grow our business, succeed on our new business initiatives, such as developing persistent-state, freemium titles for smartphones and advanced platforms, and replace departing employees, we must be able to identify and hire qualified personnel. Competition for qualified management, sales, engineering and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. This may be particularly the case for us to the extent our stock price remains at a depressed level, as individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. For example, five of our executive officers, including our President and Chief Executive Officer, have left our company since October 2009. We may also experience difficulty assimilating our newly hired personnel and they may be less effective or productive than we anticipated, which may adversely affect our business. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.
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
Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we are developing and selling games for smartphones, including persistent-state, freemium games that we have begun to release in the fourth quarter of 2010, and the accounting for revenue derived from these platforms and games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our business, which will be increasingly important to our business as we continue to market our products directly to end users and to the extent we obtain personal information about our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. The rules regarding data and consumer protection laws vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

Our principal stockholders, executive officers and directors have substantial control over our company, which may prevent you or other stockholders from influencing significant corporate decisions.
Matthew A. Drapkin and Hany M. Nada, each of whom is a member of our board of directors, are affiliated with entities that previously held substantial amounts of our common stock and purchased shares of our common stock and warrants to purchase shares of our common stock in the Private Placement. In addition, Mr. Drapkin and one of his partners also purchased shares and warrants in the Private Placement for their own account. These persons and entities, which we collectively refer to as the Affiliated Investors, beneficially owned approximately 27.2% of our common stock as of September 30, 2010. In addition, the Affiliated Investors, together with the other members of our board of directors, our executive officers and our other 5% or greater stockholders, beneficially owned 61.4% of our common stock as of September 30, 2010. As a result, these stockholders will, if they so choose, be able to control or substantially control all matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.
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

GLU MOBILE INC.
Date: November 10, 2010	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2010	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference		Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Glu Mobile Inc. 2010 Executive Bonus Plan.	8-K	001-33368	99.02	08/03/10

10.02	Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.01	10/04/10

10.03	First Amendment to Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.02	10/04/10

10.04	Sub-sublease, dated as of September 29, 2010, by and between Appirio, Inc. and Glu Mobile Inc.	8-K	001-33368	99.03	10/04/10

10.05	Transitional Employment Agreement, dated as of September 28, 2010, by and between Glu Mobile Inc. and Kevin S. Chou	8-K	001-33368	99.04	10/04/10

10.06	Summary of Compensation Terms of Kal Iyer					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

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