Form 10-K
period 2010-12-31
GLU MOBILE INC
filed 2011-03-21
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368
Glu Mobile Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2143667 (IRS Employer Identification No.)
45 Fremont Street, Suite 2800 San Francisco, California (Address of Principal Executive Offices)	94105 (Zip Code)
(415) 800-6100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The NASDAQ Global Market, was approximately $27,041,101. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 15, 2011 was 53,817,591.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Corporate Background

General

Glu Mobile designs, markets and sells mobile games. We have developed and published a portfolio of casual and traditional games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase our games through direct-to-consumer digital storefronts as well as users of feature phones served by wireless carriers and other distributors. We create games and related applications based on our own original brands and intellectual property as well as third-party licensed brands. Our original games based on our own intellectual property include Beat It!, Bonsai Blast, Brain Genius, Glyder, Gun Bros, Hero Project, Jump O’ Clock, Magic Life, Stranded, Super K.O. Boxing, Toyshop Adventures and Zombie Isle. Our games based on licensed intellectual property include Build-a-lot, Call of Duty, Deer Hunter, Diner Dash, DJ Hero, Guitar Hero, Family Feud, Family Guy, Lord of the Rings, Paperboy, The Price Is Right, Transformers, Wedding Dash, Who Wants to Be a Millionaire? and World Series of Poker. We are based in San Francisco, California and our primary international offices are located in Brazil, China, England and Russia.

We were incorporated in Nevada in May 2001 as Cyent Studios, Inc. and changed our name to Sorrent, Inc. later that year. In November 2001, we incorporated a wholly owned subsidiary in California, and, in December 2001, we merged the Nevada corporation into this California subsidiary to form Sorrent, Inc., a California corporation. In May 2005, we changed our name to Glu Mobile Inc. In March 2007, we reincorporated in Delaware and implemented a 3-for-1 reverse split of our common stock and convertible preferred stock. Also in March 2007, we completed our initial public offering and our common stock is traded on the NASDAQ Global Market under the symbol “GLUU.”

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street,

NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Our internet website is located at www.glu.com and our investor relations website is located at www.glu.com/investors. The information on our website is not incorporated into this report. Copies of our 2010 Annual Report on Form 10-K may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 45 Fremont Street, Suite 2800, San Francisco, California 94105 or by calling 415-800-6100.

Business Developments and Highlights

Since January 1, 2010, we have taken the following actions to support our business:

•	We increased our focus on designing, marketing and selling games for smartphones, such as Apple’s iPhone and mobile phones utilizing the Google’s Android operating system. We generated $9.9 million in smartphone revenues in 2010, a 127.2% increase from the $4.3 million in smartphone revenues we generated in 2009. In December 2010, we had approximately 12.1 million monthly active users of our games on smartphones based on the Apple iOS and Google Android operating systems. As of December 31, 2010, we had 50.2 million cumulative installs of our games on smartphones based on the Apple iOS and Google Android operating systems, including 18.0 million installs during the fourth quarter of 2010.

•	We have formulated our smartphone strategy around becoming the leading publisher of social, mobile “freemium” games — games that are downloadable without an initial charge, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertizing and offer techniques. We released our initial five social, freemium games in the fourth quarter of 2010 and expect to release 20 to 25 additional social, freemium games during 2011.

•	We have initiated our Glu Partners program, which includes the following features: (1) external development of Glu content, as approximately half of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship, (2) extension of Glu games to other digital platforms, such as our recently announced launch of Gun Bros on Facebook, hi5 and Wild Tangent, and (3) in the future, making our global distribution platform available to independent content developers.

•	We have launched the Glu Games Network distribution platform and community, which will allow us to deepen engagement in our global social gaming community as well as provide global distribution for third party-content. The Glu Games Network includes a standalone application for smartphones and tablets that enables consumers to sign in through multiple social networks, contains a proprietary loyalty program and functions as our gaming community hub.

•	We have established and expanded our data analytics group, which enables us to have continually updated information regarding the number of consumers who download and play our games, as well as detailed information regarding consumers’ engagement with our games, including information regarding average game session length, average number of daily game sessions per user, consumers’ purchasing of virtual currency and virtual items and game level achievement.

•	In August 2010, we issued and sold in a private placement an aggregate of 13,495,000 shares of our common stock at $1.00 per share and warrants exercisable to purchase up to 6,747,500 shares of our common stock at $1.50 per share for net proceeds of approximately $13.2 million after offering expenses (excluding any proceeds we may receive upon exercise of the warrants). In January 2011, we issued and sold in an underwritten public offering an aggregate of 8,414,635 shares of our common stock at a price to the public of $2.05 per share for net proceeds of approximately $15.9 million after underwriting discounts and commissions and offering expenses.

•	In December 2010, we relocated our corporate headquarters from San Mateo, California to San Francisco, California. We believe that San Francisco has become the hub of social, mobile gaming, and that having our corporate headquarters in San Francisco will assist us in recruiting top talent to our company.

The mobile games market continued to undergo meaningful changes in 2010. There has been, and we believe that there will continue to be, an acceleration in the number of smartphones being sold as consumers continue to migrate from traditional feature phones to smartphones. In addition, since the beginning of 2010, Apple and a number of other manufacturers have introduced tablet devices, which enable mobile game designers to create games that are optimized for larger screen sizes and designed to take advantage of the tablets’ advanced capabilities and functionality. As a result of the expected continued migration of users from traditional feature phones to smartphones, we expect our feature phone revenues, which represented a significant majority of our revenues in 2010, to continue to decrease in 2011.

For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of social, mobile freemium games. Our social, mobile freemium games are provided as a live service and are generally designed to be persistent through regular content updates, which is in contrast to our premium smartphone games which consumers download for a fee and are generally not updated. We believe this approach will enable us to build a growing, longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to have the substantial majority of these social, freemium games be based upon our own intellectual property, unlike our premium smartphone games which are generally based on licensed brands; we believe creating our own game franchises will significantly enhance our margins and long-term value. In addition, we intend to utilize a significant portion of the net proceeds from our recent public offering to further the development of our global social gaming community, including with respect to our Glu Games Network and Glu Partners initiatives.

Although we expect our revenues from smartphones and tablets to increase in 2011, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones, and therefore in 2011 we expect that our total revenues will decline from our 2010 revenues. However, we believe that our smartphone revenues will surpass our feature phone revenues on a monthly run rate basis by the end of 2011 and that this transition will position us to return to overall revenue growth in the longer term.

Our Products

We develop and publish a portfolio of casual and traditional games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase our games through direct-to-consumer digital storefronts as well as users of feature phones served by wireless carriers and other distributors. We create games and related applications based on our own original brands and intellectual property as well as third-party licensed brands. Our original games based on our own intellectual property include Beat It!, Bonsai Blast, Brain Genius, Glyder, Gun Bros, Hero Project, Jump O’ Clock, Magic Life, Stranded, Super K.O. Boxing, Toyshop Adventures and Zombie Isle. Our games based on licensed intellectual property include Build-a-lot, Call of Duty, Deer Hunter, Diner Dash, DJ Hero, Guitar Hero, Family Feud, Family Guy, Lord of the Rings, Paperboy, The Price Is Right, Transformers, Wedding Dash, Who Wants to Be a Millionaire? and World Series of Poker.

Consumers download our freemium games for smartphones and tablet devices through direct-to-consumer, digital storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Our freemium games are provided as a live service and are generally designed to be persistent through regular content updates, which is in contrast to our premium smartphone games which consumers download for a fee and are generally not updated. Although our freemium games may be downloaded and played free of charge, consumers may elect to purchase virtual currency which can be used to acquire various items to enhance their gameplay experience — we sometimes refer to these as in-app purchases or micro-transactions. We sell virtual currency and other virtual items to consumers at various prices ranging from $0.99 to $99.99, with the significant majority of such purchases occurring at the lower price points. With respect to our premium games for smartphones and tablets, end users purchase our games through the direct-to-consumer digital storefronts at prices generally ranging between $0.99 and $4.99. The digital storefronts generally share with us 70% of the consumers’ payments for our games and virtual currency, which we record as revenues.

In addition to in-app purchases of virtual currency and other items, we monetize our freemium games through offers and in-game advertising. Offers enable users to acquire virtual currency without paying cash but by instead downloading another application, which is typically a third-party application, but could be another Glu game. We work with third parties, including Tapjoy and Flurry, to provide these offers to the end users of our freemium games, and we receive a payment from the third-party offer provider based on consumer downloading of these offers. We also work with third-party advertising aggregators who embed banner-type advertising in our games, and we receive a payment from such third-party advertising aggregators based on the number of impressions in our games.

For our feature phone business, end users typically purchase our games from their wireless carrier and are billed on their monthly phone bill. In the United States, one-time fees for unlimited use generally range between approximately $5.00 and $10.00, and prices for subscriptions generally range between approximately $2.50 and $4.00 per month, typically varying by game and carrier. In Europe, one-time fees for unlimited use generally range between approximately $2.50 and $10.00 (at current exchange rates), and prices for subscriptions generally range between approximately $1.50 and $4.00 per month (at current exchange rates), typically varying by game and carrier. Prices in the Asia-Pacific and Latin America regions are generally lower than in the United States and Europe. Carriers normally share with us 40% to 65% of their subscribers’ payments for our games, which we record as revenues.

For games based on licensed brands, we share with the content licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was approximately 33.4% in 2010, 35.5% in 2009 and 33.5% in 2008. However, the individual royalty rates that we pay can be significantly above or below the average because our licenses were signed over a number of years and in some cases were negotiated by one of the companies we acquired. The royalty rates also vary based on factors, such as the strength of the licensed brand, the platforms for which we are permitted to distribute the licensed content, and our development or porting obligations.

Our portfolio of games includes original games based on our own intellectual property and games based on brands and other intellectual property licensed from branded content owners. These latter games are inspired by non-mobile brands and intellectual property, including movies, board games, Internet-based casual games and console games. In 2010, 2009 and 2008, Glu-branded original games accounted for approximately 21.9%, 22.5% and 25.0% of our revenues, respectively. However, we intend to have the substantial majority of the social, freemium games that we release in 2011 and beyond be based upon our own intellectual property, and, as a result, we expect Glu-branded original games to account for a significantly increased percentage of our revenues in future periods.

For more information on the revenues for the last three fiscal years by geographic areas, please see Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Sales, Marketing and Distribution

We market and sell our games for smartphones and tablets primarily through direct-to-consumer digital storefronts. The significant majority of our smartphone revenues have historically been derived from the Apple App Store, but no smartphone digital storefront accounted for more than 10% of our total revenues in any of 2010, 2009 or 2008.

As part of our efforts to successfully market our games on these direct-to-consumer digital storefronts, we attempt to educate the digital storefront owners regarding our title roadmap and seek to have our games featured or otherwise prominently placed within the digital storefront. We believe that the featuring or prominent placement of our games is likely to result in our games achieving a greater degree of commercial success. We believe that a number of factors may influence the featuring or placement of a game in these digital storefronts, including:

•	the perceived attractiveness of the title or brand;

•	the past critical or commercial success of the game or of other games previously introduced by a publisher;

•	the publisher’s relationship with the applicable digital storefront owner and future pipeline of quality titles for it; and

•	the current market share of the publisher.

In addition to our efforts to secure prominent featuring or placement for our games in these digital storefronts, we have also undertaken a number of marketing initiatives designed to increase the sales of our games for smartphones and tablets. These initiatives include the following:

•	Undertaking extensive outreach efforts with video game websites and related media outlets, such as providing reviewers with advance access to our games prior to launch, which efforts are designed to help promote our games and increase sales.

•	Paying third parties, such as Tapjoy, Flurry, FreeAppADay.com and FreeGameoftheDay.com, to encourage or incentivize consumers to download our games through offers or recommendations.

•	Utilizing social networking websites such as Facebook and Twitter to build a base of fans and followers to whom we can quickly and easily provide information about our games.

•	Launching the Glu Games Network distribution platform and community, which will allow us to create a global social gaming community. The Glu Games Network includes a standalone application for smartphones and tablets that enables consumers to sign in through multiple social networks, contains a proprietary loyalty program and functions as our gaming community hub. This application replaces the “Get More Games” functionality that we previously embedded into our games, which served to inform users about, and enabled them to easily purchase, other of our games.

For our feature phone business, we market and sell our games primarily through wireless carriers via placement in the “deck” of games and other applications that the carriers choose to make available to their feature phone customers. We also coordinate our marketing efforts with carriers and mobile handset manufacturers in the launch of new games with new handsets. We are often required to execute simultaneous and coordinated “day-and-date” game launches, which are typically used for games associated with other content platforms such as films, television and console games.

We co-market our games for feature phones with our partners, including wireless carriers, branded content owners and direct-to-consumer companies. For example, when we create an idea for a game, we discuss the game with wireless carriers early in the development process to gain an understanding of the attractiveness of the game to them, to obtain their other feedback regarding the game, and to develop plans for co-marketing and a potential launch strategy. In addition, we work with our wireless carriers to develop merchandising initiatives, such as pre-loading of games on handsets, often with free trials, Glu-branded game menus that offer games for trial or sale, and pay-per-play or other alternative billing arrangements.

We believe that placement of games for feature phones on the top level or featured handset menu or toward the top of the genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in games achieving a greater degree of commercial success. We believe that a number of factors may influence the deck placement of a game including:

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

We currently have agreements with numerous wireless carriers and other distributors. Verizon Wireless accounted for 15.2%, 20.5% and 21.4% of our revenues in 2010, 2009 and 2008, respectively. No other carrier represented more than 10.0% of our revenues in any of these years. In addition, in 2010, 2009 and 2008, we derived approximately 44.1%, 49.1% and 51.4%, respectively, of our revenues from relationships with our top five carriers, in each year including Verizon Wireless. We expect that we will continue to generate a substantial majority of our feature phone revenues through distribution relationships with fewer than 20 carriers for the foreseeable future.

Studios

We have four internal studios that create and develop games and other entertainment products. These studios, based in San Francisco, California; Beijing, China; Sao Paulo, Brazil and Moscow, Russia, have the ability to design and build products from original intellectual property, based on games originated in other media such as online and game consoles, or based on other licensed brands and intellectual property.

Our game development process involves a significant amount of creativity, particularly with respect to the development of original intellectual property franchises or games in which we license intellectual property from motion pictures or brands that are not based on games from other media. In addition, even where we license intellectual property based on console or Internet games, our developers must create games that are inspired by the game play of the original. In each of these cases, creative and technical studio expertise is necessary to design games that appeal to end users and work well on mobile phones and tablets with their inherent limitations, such as small screen sizes and control buttons.

Our four studios are located on four different continents, which results in certain inherent complexities. To address these issues, we have instituted our Glu University training program. Glu University is designed to increase interaction amongst our studio teams, including having international studio team members regularly spend time in our San Francisco headquarters. The goal of this program is to ensure that we increase the uniformity, quality and commercial success of our games. In addition, we have recently hired a Vice President of Studios who has primary responsibility for overseeing the efforts of our international studio teams.

Product Development

We have developed proprietary technologies and product development processes that are designed to enable us to rapidly and cost effectively develop and publish games that meet the expectations and preferences of consumers and the needs of our wireless carriers and other distributors. These technologies and processes include:

•	core development platforms;

•	porting tools and processes;

•	broad development capabilities;

•	application hosting;

•	provisioning and billing capabilities;

•	merchandising, monetization tools and marketing platform; and

•	thin client-server platform.

Since the markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences, continuous investment is required to innovate and publish new games, regularly update our social, freemium games that are delivered as a live service, and modify existing games for distribution on new platforms. We have instituted a number of measures that are both designed to increase the speed with which we bring our game concepts to market as well as more quickly in the product development cycle identify and terminate game concepts that are unlikely to be commercially successful. We have historically published the majority of our games internally, and have, in certain cases, retained a third-party to support our development activities. We have also begun using a third-party 3-D rendering solution in connection with building our new social, freemium games.

Recently, we initiated our Glu Partners program, which will provide for the external development of some of our games; we currently expect that approximately half of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship. In addition, a component of our Glu Partners strategy is to extend our successful game franchises to other digital platforms. Our initial measure in this regard was the recent launch of Gun Bros on Facebook, hi5 and Wild Tangent, and we expect to explore additional similar opportunities for our games in the future.

As of December 31, 2010, we had 369 employees in research and development compared with 402 as of December 31, 2009. Research and development expenses were $25.2 million, $26.0 million and $32.1 million for 2010, 2009 and 2008, respectively. We expect 2011 spending for research and development activities to significantly increase from 2010 levels and be more similar to 2008 levels, and we expect that substantially all of this spending will be utilized for creating games for smartphones and tablets, with a portion allocated for third-party development under our Glu Partners program. However, we cannot be certain that we will be able to successfully develop new games that satisfy end user preferences and technological changes or that any such games will achieve market acceptance and commercial success.

Data Analytics

We established our data analytics team in 2010 to better analyze the number of consumers who download and play our games as well as the behavior of such consumers with respect to their gameplay. Some of the information that we regularly track and analyze includes the following:

•	Revenues;

•	Installations of our games by consumers;

•	Daily active users (DAU) of our games, or the number of unique consumers playing our games each day;

•	Monthly active users (MAU) of our games, or the number of unique consumers playing our games each month;

•	The number of minutes users are playing our games; and

•	The number of sessions users play our games and the average session length.

All of the above information can be broken down and analyzed in a number of ways, including by platform, game title and time period. In addition, for each of our games we are able to analyze the behavior of consumers with respect to their gameplay. For example, for a game like Toyshop Adventures, we are able to analyze whether players are getting stuck on a particular level and address this issue by releasing an update that includes a hint for that level. We believe that our analytics information will provide us with a competitive advantage and will enable us to better tailor our games to consumer preferences.

Customer Service

We established our customer service team in 2010 as a direct result of the shift in our strategic focus towards developing social, freemium games that are provided as a live service and are regularly updated. Customer service has also become a more important facet of our business as we continue to build relationships with our consumers.

We regard customer service as an important part of fostering customer loyalty and are committed to providing prompt responses to our customers’ inquiries, which are primarily made through our corporate website or on our Facebook and Twitter pages. Examples of services we provide include addressing problems in recovering lost game accounts, virtual items and virtual currency. In addition, we also investigate and address irregularities in game operation reported by players. With the growth of our daily and monthly active users and the expansion of our social, freemium game portfolio, we expect to continue to expand the role of our customer service team in 2011 and beyond.

Seasonality

Many new mobile phones and tablets are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new mobile phones and tablets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between mobile phone and tablet purchases and game purchases, some of this holiday impact occurs for us in our first calendar quarter. In addition, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we sometimes experience seasonal sales decreases during the summer, particularly in parts of Europe. We are unsure of whether, and to what degree, our increasing concentration on social, freemium games provided as a live service will mitigate or enhance the effects of the seasonality factors, or introduce entirely new seasonality factors.

Competition

Developing, publishing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and distribution mechanisms, such as direct-to-consumer digital storefronts. Our primary competitors have historically been Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. With respect to our social, freemium games that we publish for smartphones and tablets, we also compete with a number of other companies, including DeNA, which became a more formidable competitor through its acquisition of ngmoco, and Zynga, as well as other large publishers who also create content for traditional gaming consoles and for online play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce their prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. As an example of the competition that we face, it has been estimated that more than 50,000 active games were available on the Apple App Store as of March 1, 2011. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones and tablets without substantially increasing spending to market our products or increasing our development costs.

For end users, we compete primarily on the basis of game quality, brand, customer reviews and, with respect to our premium products, price. We compete for promotional and deck placement based on these factors, as well as the relationship with the digital storefront owner or wireless carrier, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms such as console gaming or social networking websites to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs;

•	greater resources to make acquisitions;

•	greater platform specific focus, experience and expertise; and

•	broader global distribution and presence.

For more information on our competition, please see the Risk Factor — “The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do” and the other risk factors described in Item 1A of this report.

Intellectual Property

Our intellectual property is an essential element of our business. We use a combination of trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. In addition, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games.

We own 23 trademarks registered with the U.S. Patent and Trademark Office, including Glu, Superscape, Bonsai Blast, Brain Genius, Space Monkey, Super K.O. Boxing and our 2-D ‘g’ character logo, and have 11 trademark applications pending with the U.S. Patent and Trademark Office, including Gun Bros, Hero Project, Magic Life, Toyshop Adventures, Zombie Isle and our 3-D ‘g’ character logo. We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets. Registrations of both U.S. and foreign trademarks are renewable every ten years.

In addition, many of our games and other applications are based on or incorporate intellectual property that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that generally range from two to five years. Our licensed brands include, among others, Build-a-lot, Call of Duty, Deer Hunter, Diner Dash, DJ Hero, Guitar Hero, Family Feud, Family Guy, Lord of the Rings, Paperboy, The Price Is Right, Transformers, Wedding Dash, Who Wants to Be a Millionaire? and World Series of Poker. Our licensors include a number of well-established video game publishers and major media companies.

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

Government Regulation

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions, which will be increasingly important to our business as we continue to market our products directly to end users and we collect information, including personal identifiable information, about our end user customers. Those rules vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. The Federal Trade Commission has also recently indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (e.g., violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. China has also adopted measures that prohibit the use of virtual currency to purchase any real world good or service.

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Department of Labor, Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on our operations.

Employees

As of March 1, 2011, we had 384 employees, including 290 in research and product development. Of our total employees as of March 1, 2011, 105 were based in the United States and Canada, 95 were based in Europe, 103 were based in Asia Pacific and 81 were based in Latin America. Our employees in Brazil and China are represented by a labor union. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

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

We have incurred significant losses since inception, including a net loss of $106.7 million in 2008, a net loss of $18.2 million in 2009 and a net loss of $13.4 million in 2010. As of December 31, 2010, we had an accumulated deficit of $190.7 million. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new games, particularly those designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our revenues declined in each of 2009 and 2010 from the preceding year, and we expect that our revenues will likely decline in 2011 from 2010 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2008, we incurred aggregate charges of approximately $77.6 million for goodwill impairments, royalty impairments and restructuring activities, during 2009, we incurred aggregate charges of approximately $8.5 million for royalty impairments and restructuring activities and during 2010, we incurred aggregate charges of approximately $4.3 million for royalty impairments and restructuring activities. As of December 31, 2010, an additional $2.5 million of prepaid royalties remained on our balance sheet that are potentially subject to future impairment. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This will be particularly true for 2011, as we implemented significant cost-reduction measures in 2008, 2009 and 2010, making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We intend to only selectively enter into new licensing arrangements in 2011, if any, which we expect will contribute to the anticipated reduction in our revenues from feature phones and which may adversely impact our revenues from smartphones and tablets to the extent that our games based on original intellectual property are not successful. With respect to our games based on licensed intellectual property, we may incur impairments of prepaid royalty guarantees if our forecasts for these games are lower than we anticipated at the time we entered into the agreements. For example, in 2008, 2009 and 2010, we impaired $6.3 million, $6.6 million and $663,000, respectively, of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements in our Europe, Middle East and Africa region and other global development and distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, which have deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2008, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in 2009 and 2010. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new games released by us and our competitors;

•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and games released in prior periods;

•	changes in the prominence of deck placement or storefront featuring for our leading games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, games and related content;

•	the rate at which consumers continue to migrate from traditional feature phones to smartphones, as well as the rate of adoption of tablet devices;

•	our success in developing and monetizing social, freemium games for smartphones and tablets;

•	our ability to increase the daily and monthly active users of our social, freemium games that we develop for smartphones and tablets, as well as the number of minutes these users play such games;

•	changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within certain of our games;

•	the expiration of existing content licenses for particular games;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors, including to the extent that smartphone digital storefront owners impose a platform tax on our revenues derived from offers;

•	changes in pricing policies by our carriers related to downloading content, such as our games, which pricing policies could be influenced by the lower average prices for content on smartphones;

•	changes in the mix of original and licensed games, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the timeliness and accuracy of reporting from carriers;

•	the seasonality of our industry;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

Our strategy to grow our business includes developing a significant number of new titles for smartphones and tablets rather than for feature phones, which currently comprises the substantial majority of our revenues. If we do not succeed in generating considerable revenues and gross margins from smartphones and tablets, our revenues, financial position and operating results may suffer.

As a result of the expected continued migration of users from traditional feature phones to smartphones, we expect our feature phone revenues, which represented a significant majority of our revenues in 2010, to continue to decrease in 2011. For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts (such as Apple’s App Store, Google’s Android Market, Research In Motion’s Blackberry App World, Palm’s App Catalog, Nokia’s Ovi Store and Microsoft’s Windows Marketplace for Mobile) as well as significantly increase our marketing-related expenditures in connection with the launch of our new games on these digital storefronts. Our efforts to significantly increase our revenues derived from games for smartphones and tablets may prove unsuccessful or, even if successful, it may take us longer to achieve significant revenue than anticipated because, among others reasons:

•	the open nature of many of these digital storefronts increases substantially the number of our competitors and competitive products and makes it more difficult for us to achieve prominent placement or featuring for our games;

•	the billing and provisioning capabilities of some smartphones are currently not optimized to enable users to purchase games or make in-app purchases, which could make it difficult for users of these smartphones to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term;

•	competitors may have substantially greater resources available to invest in development and publishing of products for smartphones and tablets;

•	these digital storefronts are relatively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss;

•	we have less experience with open storefront distribution channels than with carrier-based distribution;

•	the pricing and revenue models for titles on these digital storefronts are rapidly evolving (for example, the introduction of in-app purchasing capabilities and the potential introduction of usage-based pricing for games), and has resulted, and may continue to result, in significantly lower average selling prices for our premium games developed for smartphones as compared to games developed for feature phones, and a lower than expected return on investment for these games;

•	the competitive advantage of our porting capabilities may be reduced as smartphones become more widely adopted;

•	many of our key licenses do not grant us the rights to develop games for the iPhone and certain other smartphones and tablets; and

•	many OEMs and carriers are developing their own storefronts and it may be difficult for us to predict which ones will be successful, and we may expend time and resources developing games for storefronts that ultimately do not succeed.

If we do not succeed in generating considerable revenues and gross margins from smartphones and tablets, our revenues, financial position and operating results will suffer.

If we do not achieve a sufficient return on our investment with respect to our efforts to develop social, freemium games for smartphones and tablets, it could negatively affect our operating results.

We expect that a significant portion of our development activities for smartphones and tablets in 2011 and beyond will be focused on social, freemium games — games that are downloadable without an initial charge, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our efforts to develop social, freemium games for smartphones and tablets may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among others reasons:

•	we have limited experience in successfully developing and marketing social, freemium games;

•	our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertizing and offers may cause us to have difficulty optimizing the monetization of our freemium games;

•	some of our competitors have released a significant number of social, freemium games on smartphones, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	some of our competitors have substantially greater resources available to invest in the development and publishing of social, freemium games;

•	we intend to have the significant majority of our social, freemium games be based upon our own intellectual property rather than well-known licensed brands, and, as a result, we may encounter difficulties in generating sufficient consumer interest in our games, particularly since we historically have had limited success in generating significant revenues from games based on our own intellectual property;

•	social, freemium games currently represent a significant minority of the games available on smartphones and tablets and have a limited history, and it is unclear how popular this style of game will become or their revenue potential;

•	our strategy with respect to developing social, freemium games for smartphones assumes that a large number of consumers will download our games because they are free and that we will subsequently be able to effectively monetize these games via in-app purchases. offers and advertisements; however, some smartphones charge users a fee for downloading content, and users of these smartphones may be reluctant to download our freemium games because of these fees, which would reduce the effectiveness of our product strategy;

•	our social, freemium games may otherwise not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts or a failure to achieve prominent storefront featuring for such games;

•	even if our social, freemium games are widely downloaded, we may fail to retain users of these games or optimize the monetization of these games for a variety of reasons, including poor game design or quality, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues or our failure to effectively respond and adapt to changing user preferences through updates to our games;

•	we expect that approximately half of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship, which will reduce our control over the development process and may result in product delays and games that do not meet our and consumer expectations regarding quality;

•	the Federal Trade Commission has recently indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the Federal Trade Commission might issue rules significantly restricting or even prohibiting in-app purchases; and

•	because these are effectively new products for us, we are less able to forecast with accuracy revenue levels, required marketing and development expenses, and net income or loss.

If we do not achieve a sufficient return on our investment with respect to developing and selling social, freemium games, it will negatively affect our operating results.

An unexpected acceleration in the slowdown in sales of feature phones in our carrier-based business, which currently represents the significant majority of our revenues, or a decline in the average selling prices of our games sold through wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.

We currently derive the significant majority of our revenues from sales of our games on feature phones through wireless carriers. Our revenues for each of 2009 and 2010 declined from the prior year due to a decrease in sales in our carrier-based business, resulting primarily from the continuing migration of consumers from feature phones to smartphones that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store and Google’s Android Market. We believe that the decline in the sales of feature phones and the transition of consumers to smartphones will continue to accelerate and will result in an overall decline in our revenues in 2011. In addition, due to the accelerating decline in the sales of feature phones, we intend to release significantly fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. The ability of smartphones and tablets to serve as a source of significant revenues is uncertain, and we will likely be unable to generate sufficient revenues from these platforms in 2011 to make up for the expected decline in sales of our games on feature phones. In addition, games sold on smartphones typically have lower average prices than our games sold on feature phones, and to the extent consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on feature phones. Any unexpected acceleration in the slowdown in sales of feature phones, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The development, distribution and sale of mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of game quality, brand, customer reviews and, with respect to our premium products, price. We compete for promotional and deck placement based on these factors, as well as the relationship with the digital storefront owner or wireless carrier, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Our primary competitors have historically been Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. With respect to our social, freemium games that we publish for smartphones and tablets, we also compete with a number of other companies, including DeNA, which became a more formidable competitor through its acquisition of ngmoco, and Zynga, as well as other large publishers who create content for traditional gaming consoles and for online play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce their prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. As an example of the competition that we face, it has been estimated that more than 50,000 active games were available on the Apple App Store as of March 1, 2011. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones without substantially increasing spending to market our products or increasing our development costs.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms such as console gaming or social networking websites to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater resources to make acquisitions;

•	greater platform specific focus, experience and expertise; and

•	broader global distribution and presence.

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

Our business depends on developing and publishing mobile games that digital storefront owners will prominently feature or wireless carriers will place on their decks and that end users will buy. We must continue to invest significant resources in research and development, analytics and marketing to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not respond to the requirements of digital storefront owners and carriers and the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a subsequent shift in the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple App Store and Google’s Android Market, and maintaining our existing relationships with wireless carriers and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games will be particularly important in connection with our new strategic focus of developing social, freemium games based on our own intellectual property. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if digital storefront owners or wireless carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted, which may adversely affect our brand. If end users, digital storefront owners, branded content owners and wireless carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users, digital storefront owners and wireless carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content or if a game has playability issues such as game unavailability, long load times or a unexpected termination of the game due to data server or other technical issues, we could experience damage to our reputation and brand, and our attractiveness to digital storefront owners, wireless carriers, licensors, and end users might be reduced. In addition, although we have significantly increased our sales and marketing-related expenditures in connection with the launch of our new social, freemium games, these efforts may not succeed in increasing awareness of our brand and new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

Inferior storefront featuring or deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

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

Conversely, the open nature of the digital storefronts, such as the Apple App Store and Google’s Android Market, allow for vast numbers of applications to be offered to consumers from a much wider array of competitors than in the wireless carrier channel. This may reduce the competitive advantage of our established network of relationships with wireless carriers. It may also require us to expend significantly increased amounts to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing games for them.

The open nature of many of the digital storefronts substantially increases the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games. Our failure to achieve prominent placement or featuring for our games on the smartphone storefronts could result in our games not generating significant sales. We believe that a number of factors may influence the featuring or placement of a game in these digital storefronts, including:

•	the perceived attractiveness of the title or brand;

•	the past critical or commercial success of the game or of other games previously introduced by a publisher;

•	the publisher’s relationship with the applicable digital storefront owner and future pipeline of quality titles for it; and

•	the current market share of the publisher.

If carriers choose to give our games less favorable deck placement or if our games do not receive prominent placement on the digital storefronts, our games may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed.

Third parties will be developing some of our social, freemium games, and to the extent that they do not timely deliver high-quality games that meet our and consumer expectations, our business will suffer.

Recently, we initiated our Glu Partners program, which will provide for the external development of some of our games; we currently expect that approximately half of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship. We have historically created and developed all of our games in our internal studios, and we do not have any experience in outsourcing and managing the production of our game concepts by external developers. Because we will have no direct supervision and reduced control of this external development process, it could result in development delays and games of lesser quality and that are more costly to develop than those produced by our internal studios. This may particularly be the case to the extent that we do not provide our external developers with sufficiently detailed game development documentation, which could result in us providing them with a number of change orders that would delay development and increase our production costs.

In addition, we may lose the services of one of our external developers for a number of reasons, including that a competitor acquires its business or signs the developer to an exclusive development arrangement, or the developer might encounter financial or other difficulties that cause it to go out of business, potentially prior to completing production of our games. There is also significant demand for the services of external developers which may cause our developers to work for a competitor in the future or to renegotiate agreements with us on terms less favorable for us. Furthermore, we have agreed to pay these external developers significant development fees and, in some cases, bonuses based on consumer reviews of the published games, and to the extent that these games are not commercially successful, we may not generate sufficient revenues to recoup our development costs or produce a sufficient return on investment, which would adversely affect our operating results.

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

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2010, 2009 and 2008, we generated approximately 41.6%, 35.0% and 30.5% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in any of those periods. If our new games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

We might elect not to renew our existing brand and content licenses when they expire and might not choose to obtain additional licenses, which would negatively impact our feature phone revenues and might negatively impact our smartphone revenues to the extent that we do not create successful games based on our own intellectual property.

Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 78.1%, 77.5% and 75.0% of our revenues in 2010, 2009 and 2008, respectively. In 2010, revenues derived under various licenses from our five largest licensors, Activision, Atari, Freemantle Media, Harrah’s and 2waytraffic, together accounted for approximately 45.0% of our revenues. Creating games based on well-known, licensed brands has historically been critical to the success of our feature phone business, as this helped us achieve more prominent placement on our wireless carriers decks and contributed to greater commercial success with feature phone consumers. However, we have determined to shift our business strategy towards becoming the leading publisher of social, mobile freemium games, and we intend to have the substantial majority of these social, freemium games be based upon our own intellectual property. As a result, we will be allocating a significantly smaller amount of our operating budget to licensing deals and might elect not to renew our existing brand and content licenses when they expire. In addition, we intend to only selectively enter into new licensing arrangements, if any, in future periods. Our existing licenses expire at various times during the next several years, and our feature phone revenues will be negatively impacted to the extent that we lose the right to distribute games based on licensed content. This expected decline in our feature phone revenues could have an unexpectedly greater impact on our overall revenues and operating results to the extent that we are not successful in significantly increasing our revenues from games developed for smartphones and tablets based on our own intellectual property. The most successful games that we have developed for smartphones have historically been based on licensed brands and content, and we may encounter difficulties in generating sufficient consumer interest and significant revenues from games based on our own intellectual property. For example, we released five social, freemium games in the fourth quarter of 2010, four of which were based on our own intellectual property and one of which was based on licensed intellectual property. Although one of our games based on our original intellectual property, Gun Bros, had the greatest commercial success, the other three original intellectual property games fared worse commercially than the game based on licensed intellectual property, Deer Hunter Challenge. To the extent that we do not create more original intellectual property games that have the level of commercial success of Gun Bros, our revenues and operating results will suffer.

System or network failures could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts’, wireless carriers’ and other third-party networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of our games. We also rely on our own servers to operate our new social, freemium games that are delivered as a live service, to maintain our analytics data and to deliver games on demand to end users through our carriers’ networks. In addition, certain of our subscription-based games, require access over the mobile Internet to our servers to enable certain features. Any technical problem with storefronts’, carriers’, third parties’ or our billing, delivery or information systems, servers or communications networks could result in the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases or our analytics data, or interfere with access to some aspects of our games. For example, in connection with the release of our Gun Bros game on the Apple App Store in the fourth quarter of 2010, we experienced issues with our data servers that resulted in gameplay issues and the loss of some users’ virtual assets they acquired through in-app purchases. In the event of a loss of virtual assets, we may be required to issue refunds, we may receive negative publicity and game ratings, and we may lose users of our games, any of which would negatively affect our business. In addition, during the fourth quarter of 2010, we lost some of our analytics data, including data with respect to our daily and monthly average users. Furthermore, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any such technical problems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

We currently rely primarily on wireless carriers to market and distribute our games for feature phones and thus to generate a significant portion of our revenues. The loss of or a change in any significant carrier relationship, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.

A significant portion of our revenues is derived from a limited number of carriers. In 2010, we derived approximately 44.1% of our revenues from relationships with five carriers, including Verizon Wireless, which accounted for 15.2% of our revenues. We expect that we will continue to generate a significant portion of our revenues through distribution relationships with fewer than 20 carriers in 2011. If any of our carriers decides not to market or distribute our games or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us. In addition, having a significant portion of our revenues concentrated among a limited number of carriers also creates a credit concentration risk for us, and in the event that any significant carrier were unable to fulfill its payment obligations to us, our operating results and cash position would suffer. Finally, our credit facility’s borrowing base is tied to our accounts receivable. If any of our wireless carriers were delinquent in their payments to us, it would reduce our borrowing base and could require us to immediately repay any borrowings outstanding related to such carrier. If any of these eventualities come to pass, it could materially reduce our revenues and otherwise harm our business.

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

International sales represented approximately 55.1%, 52.2% and 52.0% of our revenues in 2010, 2009 and 2008, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which had a significant presence in Russia, in March 2008. We have international offices located in a number of foreign countries including Brazil, China, England and Russia. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:

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

If we fail to deliver our games at the same time as new mobile handset models and tablets are commercially introduced, our sales may suffer.

Our business depends, in part, on the commercial introduction of new handset models and tablets with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, some companies have launched new smartphones or tablets, including Apple’s iPhone and iPad and devices based on the Google’s Android operating system. In addition, consumers generally purchase the majority of content, such as our games, for a new handset or tablet within a few months of purchasing the handset or tablet. We do not control the timing of these handset and tablet launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. Some handset and tablet manufacturers give us access to their handsets prior to commercial release. If one or more major handset or tablet manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our games for those handsets or tablets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because we do not adequately build into our title plan the demand for games for a particular handset or tablet or experience game launch delays, we miss the opportunity to sell games when new handsets or tablets are shipped or our end users upgrade to a new handset or tablet, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

If a substantial number of the end users that purchase our games by subscription change mobile handsets or if wireless carriers switch to subscription plans that require active monthly renewal by subscribers or change or cease offering subscription plans, our sales could suffer.

Subscriptions represent a significant portion of our feature phone revenues. As handset development continues, over time an increasing percentage of end users who already own one or more of our subscription games will likely upgrade from their existing handsets. With some wireless carriers, end users are not able to transfer their existing subscriptions from one handset to another. In addition, carriers may switch to subscription billing systems that require end users to actively renew, or opt-in, each month from current systems that passively renew unless end users take some action to opt-out of their subscriptions, or change or cease offering subscription plans altogether. If our subscription revenues decrease significantly for these or other reasons, our sales would suffer and this could harm our business, operating results and financial condition.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile handsets, our attractiveness to wireless carriers and branded content owners will be impaired, and our sales and financial results could suffer.

To reach large numbers of wireless subscribers, mobile entertainment publishers like us must support numerous mobile handsets and technologies. Once developed, a mobile game designed for feature phones may be required to be ported to, or converted into separate versions for, more than 1,000 different handset models, many with different technological requirements. These include handsets with various combinations of underlying technologies, user interfaces, keypad layouts, screen resolutions, sound capabilities and other carrier-specific customizations. If we fail to maintain or enhance our porting capabilities, our sales could suffer, branded content owners might choose not to grant us licenses and carriers might choose to give our games less desirable deck placement or not to give our games placement on their decks at all.

Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, in the future we will be required to port existing and new games to a broader array of handsets and develop versions specific to new smartphones. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new smartphones, including the iPhone and those based on the Android operating system, is longer and thus developing and porting for the advanced platforms is more costly than developing and porting for games for feature phones. Since the majority of our revenues are currently derived from the sale of games for feature phones in our carrier-based business, it is important that we maintain and enhance our porting capabilities. However, as additional smartphone digital storefronts are developed and gain market prominence, our porting capabilities represent less of a business advantage for us, yet we could be required to invest considerable resource in this area to support our existing business. These additional costs could harm our business, operating results and financial condition.

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

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced sales and engineering personnel. In addition, in order to grow our business, succeed on our new business initiatives, such as developing social, freemium titles for smartphones and tablets, and replace departing employees, we must be able to identify and hire qualified personnel. Competition for qualified management, sales, engineering and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. This may be particularly the case for us to the extent our stock price remains at a depressed level, as individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. We may also experience difficulty assimilating our newly hired personnel and they may be less effective or productive than we anticipated, which may adversely affect our business. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, Superscape, which had a significant presence in Russia, in March 2008 and MIG, which is based in China, in December 2007. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

The operation of our business, and our efforts to grow our business, requires significant cash outlays and commitments. As of December 31, 2010, we had $12.9 million of cash and cash equivalents, which does not include the $15.9 million in net proceeds that we received from our underwritten public offering of common stock in January 2011. In addition to our general operating expenses and prepaid and guaranteed royalty payments, we had $2.3 million that was outstanding as of December 31, 2010 under our revolving credit facility. In addition, of our $12.9 million of cash and cash equivalents that we held as of December 31, 2010, $1.4 million was held in our China subsidiaries. To the extent we require additional working capital in our U.S. or other non-Chinese operations, it could be very difficult to repatriate money held in our China subsidiaries due to our declining operating profits in China, and such repatriation would be subject to taxation, potentially at high rates.

As a result of our plans to increase our spending on sales and marketing and research and development initiatives in connection with our new social, freemium games that we will release in 2011, we expect to use a significant amount of cash in our operations in 2011 as we seek to grow our business. If our cash and cash equivalents, together with borrowings under our credit facility, are insufficient to meet our cash requirements, we will either need to seek additional capital, potentially through an additional debt or equity financing (potentially pursuant to our effective universal shelf registration statement), by increasing the amount available to us for borrowing under the credit facility, procuring a new debt facility or selling some of our assets. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such was the case with respect to the private placement transaction we consummated in August 2010 and the underwritten public offering we effected in January 2011, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. Additionally, we may be unable to increase the size of the credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We also may not be able to access the full $8.0 million potentially available under of our credit facility, as the credit facility’s borrowing base is based upon our accounts receivable; as of December 31, 2010, the maximum amount available for borrowing under the credit facility was limited to $2.5 million. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. Furthermore, if we are unable to remain in compliance with the financial or other covenants contained in the credit facility and do not obtain a waiver from the lender then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable. This credit facility also is scheduled to expire on June 30, 2011. We do not intend to extend the maturity date of this credit facility, and may seek to enter into a new credit facility with the lender or a new lender; we cannot assure you that we would be able to enter into a new facility on terms favorable to us or at all.

Our business is subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our business, which will be increasingly important to our business as we continue to market our products directly to end users and to the extent we obtain personal information about our customers. We currently collect information regarding the unique device identifiers (UDIDs) of our customers’ smartphones and tablets any may in the future collect personally identifiable information regarding our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. The rules regarding data and consumer protection laws vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. The Federal Trade Commission has also recently indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our business and operating results may be harmed.

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources. In addition, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games.

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

Third parties may sue us, including for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, in a dispute that we settled in July 2010, Skinit, Inc. filed a complaint against us and other defendants in which it sought unspecified damages, plus attorney’s fees and costs. In the event of a future successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. In addition, even if we are able to license the infringed or similar technology or games, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party disputes, litigation or infringement claims, regardless of their merit. Successful claims against us might result in substantial monetary liabilities, an injunction against us and might materially disrupt the conduct of our business and harm our financial results.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we are developing and selling games for smartphones and tablets, including social, freemium games that we began to release in the fourth quarter of 2010, and the accounting for revenue derived from these platforms and games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

Furthermore, as we change our international operations, adopt new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions in light of changing tax laws, acquisitions and our current and anticipated business and operational requirements, our tax expense could increase.

Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further.

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as:

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the continuing unprecedented volatility in the financial markets;

•	changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our industry, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings or other changes by any securities analysts who follow our company or our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	any significant sales of our stock by our directors, executive officers or large stockholders, including the investors in the private placement transaction we completed in August 2010 whose shares have been registered for resale under the Securities Act and may be freely sold at any time;

•	lawsuits threatened or filed against us; and

•	market conditions or trends in our industry or the economy as a whole.

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

Matthew A. Drapkin and Hany M. Nada, each of whom is a member of our board of directors, are affiliated with entities that previously held substantial amounts of our common stock and purchased shares of our common stock and warrants to purchase shares of our common stock in the private placement transaction we completed in August 2010. In addition, Mr. Drapkin and one of his partners also purchased shares and warrants in the private placement transaction for their own account. These persons and entities, which we collectively refer to as the Affiliated Investors, beneficially owned approximately 16.1% of our common stock as of March 15, 2011. In addition, the Affiliated Investors, together with the other members of our board of directors, our executive officers and our other 5% or greater stockholders, beneficially owned 42.9% of our common stock as of March 15, 2011. As a result, these stockholders will, if they so choose, be able to control or substantially control all matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.

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

We lease approximately 19,027 square feet in San Francisco, California for our corporate headquarters, including our operations, studio and research and development facilities, pursuant to a sublease agreement that expires in November 2013. We also lease approximately 52,100 square feet in San Mateo, California with respect to our former corporate headquarters, pursuant to a sublease agreement that expires in July 2012; we have sublet all of this space to two tenants pursuant to sub-subleases that expire in July 2012. We lease approximately 10,600 square feet in London, England for our principal European sales offices pursuant to a lease that expires in October 2011. We have an option to extend the London lease for five years and a right of first refusal to lease additional space in our building. We lease approximately 15,796 square feet in Beijing, China for our principal Asia Pacific offices and our China studio facilities pursuant to a lease that expires in October 2013 and two leases that both expire in November 2013. We lease approximately 13,429 square feet in Moscow, Russia for our Russia studio facilities pursuant to a lease that expires in November 2012. We also lease properties in Brazil, France, Italy and Spain. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

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

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “GLUU” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on the NASDAQ Global Market. The closing price of our common stock on March 18, 2011 was $3.66.

	High	Low

Year ended December 31, 2009
First quarter	$0.96	$0.35
Second quarter	$1.84	$0.48
Third quarter	$1.57	$0.75
Fourth quarter	$1.52	$0.92
Year ended December 31, 2010
First quarter	$1.54	$0.85
Second quarter	$1.69	$0.90
Third quarter	$1.50	$1.02
Fourth quarter	$2.75	$1.34

Our stock price has fluctuated and declined significantly since our initial public offering. Please see the Risk Factor — “Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further” — in Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from March 22, 2007 (the date our common stock commenced trading on The NASDAQ Stock Market) through December 31, 2010 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

The above information under the heading “Stock Price Performance Graph” shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this report, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2010, concerning securities authorized for issuance under all of our equity compensation plans: our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which plan terminated upon the adoption of the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”). Each of the 2007 Plan and ESPP contains an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 3% and 1%, respectively, of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance under each plan; the evergreen provision for our 2007 Plan expired after the most recent increase on January 1, 2011, while the evergreen provision for our 2007 ESPP expires after the scheduled increase on January 1, 2015. In addition, pursuant to a “pour over” provision in our 2007 Plan, options that are cancelled, expired or terminated under the 2001 Plan are added to the number of shares reserved for issuance under our 2007 Plan.

Number of
Securities
Remaining
	Number of			Available for
	Securities to be		Weighted-	Future Issuance
	Issued Upon		Average	Under Equity
	Exercise of		Exercise Price	Compensation
	Outstanding		of Outstanding	Plans (Excluding
	Options,		Options,	Securities
	Warrants and		Warrants	Reflected in
Plan Category	Rights		and Rights	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	5,548,021		$2.15	4,525,536	(1)
Equity compensation plans not approved by security holders	1,380,592	(2)	1.51	38,653	(3)

Total:	6,928,613		$2.02	4,564,189	(4)

(1)	Represents 4,109,679 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 415,857 shares available for issuance under the ESPP. In addition, 307,650 shares subject to outstanding options under the 2001 Plan may be re-issued under the 2007 Plan pursuant to the pour over provision described above.

(2)	Represents outstanding options under the Inducement Plan.

(3)	Represents shares available for issuance under the Inducement Plan, which plan permits the grant of non-qualified stock options.

(4)	Excludes 1,337,531 shares available for issuance under the 2007 Plan and 445,844 shares available for issuance under the ESPP, which in each case were added to the respective share reserve on January 1, 2011 pursuant to the evergreen provisions described above.

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

Stockholders

As of March 15, 2011, we had approximately 104 record holders of our common stock and hundreds of additional beneficial holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our line of credit facility, entered into in February 2007 and amended in December 2008, August 2009, February 2010, March 2010 and February 2011, prohibits us from paying any cash dividends without the prior written consent of the lender. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues	$64,345	$79,344	$89,767	$66,867	$46,166
Cost of revenues:
Royalties	16,643	21,829	22,562	18,381	13,713
Impairment of prepaid royalties and guarantees	663	6,591	6,313	—	355
Amortization of intangible assets	4,226	7,092	11,309	2,201	1,777

Total cost of revenues	21,532	35,512	40,184	20,582	15,845

Gross profit	42,813	43,832	49,583	46,285	30,321

Operating expenses(1):
Research and development	25,180	25,975	32,140	22,425	15,993
Sales and marketing	12,140	14,402	26,066	13,224	11,393
General and administrative	13,108	16,271	20,971	16,898	12,072
Amortization of intangible assets	205	215	261	275	616
Restructuring charge	3,629	1,876	1,744	—	—
Acquired in-process research and development	—	—	1,110	59	1,500
Impairment of goodwill	—	—	69,498	—	—
Gain on sale of assets	—	—	—	(1,040)	—

Total operating expenses	54,262	58,739	151,790	51,841	41,574

Loss from operations	(11,449)	(14,907)	(102,207)	(5,556)	(11,253)
Interest and other income (expense), net	(1,265)	(1,127)	(1,359)	1,965	(872)

Loss before income taxes and cumulative effect of change in accounting principle	(12,714)	(16,034)	(103,566)	(3,591)	(12,125)
Income tax benefit (provision)	(709)	(2,160)	(3,126)	265	(185)

Net loss	(13,423)	(18,194)	(106,692)	(3,326)	(12,310)
Accretion to preferred stock	—	—	—	(17)	(75)
Deemed dividend	—	—	—	(3,130)	—

Net loss attributable to common stockholders	$(13,423)	$(18,194)	$(106,692)	$(6,473)	$(12,385)

Net loss per share attributable to common stockholders — basic and diluted loss before cumulative effect of change in accounting principle	$(0.38)	$(0.61)	$(3.63)	$(0.14)	$(2.48)
Accretion to preferred stock	—	—	—	—	(0.02)
Deemed dividend	—	—	—	(0.14)	—

Net loss per share attributable to common stockholders — basic and diluted	$(0.38)	$(0.61)	$(3.63)	$(0.28)	$(2.50)

Weighted average common shares outstanding	35,439	29,853	29,379	23,281	4,954

(1) Includes stock-based compensation expense as follows:
Research and development	$480	$716	$714	$939	$207
Sales and marketing	217	564	5,174	674	322
General and administrative	871	1,646	2,097	2,186	1,211

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Cash and cash equivalents and short-term investments	$12,863	$10,510	$19,166	$59,810	$12,573
Total assets	44,816	57,738	92,076	161,505	81,799
Current portion of long-term debt	2,288	16,379	14,000	—	4,339
Long-term debt, less current portion	—	—	10,125	—	724
Redeemable convertible preferred stock	—	—	—	—	76,363
Total stockholder’s equity/(deficit)	$13,885	$11,693	$26,794	$129,461	$(25,185)

Please see Note 2, Note 3 and Note 7 of Notes to Consolidated Financial Statements, for a discussion of factors such as accounting changes, business combinations, and any material uncertainties (if any) that may materially affect the comparability of the information reflected in selected financial data, described in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations are intended to identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding the future conduct and growth of our business;

•	our expectations regarding competition and our ability to compete effectively;

•	our expectations regarding the development of future products, including those for smartphones and tablets, as well as our intention to shift a larger portion of our research and development expenses towards these development efforts;

•	our expectation that we will release 20 to 25 additional social, freemium games during 2011, of which approximately half will be developed by third parties pursuant to our Glu partners program;

•	our intention to focus our development efforts on social, freemium games and increase our use of in-game advertising, micro-transactions and other monetization techniques with respect to the games we develop for smartphones and tablets;

•	our expectation that the substantial majority of the social, freemium games that we are developing for smartphones will be based on our own intellectual property;

•	our expectations regarding our revenues and expenses, including the expected decline in revenues from games we develop for feature phones in our traditional carrier-based business and our expectation that our smartphone revenues will surpass our feature phone revenues on a monthly run rate basis by the end of 2011 and that this transition will position us to return to overall revenue growth in the longer term;

•	our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;

•	our assessments and estimates that determine our effective tax rate and valuation allowance; and

•	our belief that our cash and cash equivalents, borrowings under our revolving credit facility and cash flows from operations, if any, will be sufficient to meet our working capital needs, contractual obligations, debt service obligations, capital expenditure requirements and similar commitments.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for fiscal 2010, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for 2010 were $64.3 million, a 19% decrease from 2009, in which we reported revenues of $79.3 million. This decrease was primarily driven by a decline in feature phones sold in the channel relating to our traditional carrier-based business, which in turn led to a decrease in the number of games that we sold. The decrease was partially related to the impact of foreign currency exchange rates, which had a greater negative impact on our revenues for 2010 compared to 2009. The decline in our feature phone revenues was primarily due to the continued migration of users from traditional feature phones to smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system, which offer enhanced functionality. We believe that this transition will continue to accelerate in 2011 and for the foreseeable future as consumers increasingly upgrade their phones. In addition, we intend to release fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. Because we still expect feature phone revenues to comprise the majority of our revenues for 2011, we expect an overall decline in our revenues for 2011 compared with 2010.

For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile, Palm’s App Catalog, Nokia’s Ovi Store and Research In Motion’s Blackberry App World. Although we have experienced certain successes on these digital storefronts, particularly with respect to the Apple App Store, our smartphone revenue only accounted for approximately 15% and 5% of our revenues for the years ended December 31, 2010 and December 31, 2009, respectively. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of social, mobile “freemium” games — games that are downloadable without an initial charge, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our social, freemium games are provided as a live service and are generally designed to be persistent through regular content updates. We believe this approach will enable us to build and grow a longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to have the substantial majority of our social, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.

Although we expect our revenues from smartphones and tablets to increase in 2011 as compared to 2010, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones, and therefore in 2011 we expect that our total revenues will decline from our 2010 revenues. However, we believe that our smartphone revenues will surpass our feature phone revenues on a monthly run rate basis by the end of 2011 and that this transition will position us to return to overall revenue growth in the longer term. Significantly growing our revenues from smartphones and tablets may be challenging for us for several reasons, including: (1) the open nature of many of the smartphone and tablet storefronts substantially increases the number of our competitors and competitive products; (2) we have only recently concentrated our efforts on developing and marketing social, freemium games; (3) our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertizing and offers may cause us to have difficulty optimizing the monetization of our freemium games; (4) we historically have had limited success in generating significant revenues from games based on our own intellectual property rather than licensed brands; (5) our social, freemium games may not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts or a failure to achieve prominent storefront featuring for such games; and (6) we have a limited ability to invest heavily in this strategy.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by our carriers to alter their customer terms for downloading our games. For example, Verizon Wireless, our largest carrier, imposes a data surcharge to download content on those Verizon customers who have not otherwise subscribed to a data plan. Our revenues depend on a variety of other factors, including our relationships with digital storefront owners and our licensors. The loss of any key relationships with our digital storefront owners, carriers, other distributors or licensors could impact our revenues in the future.

Our net loss in 2010 was $13.4 million versus a net loss of $18.2 million in 2009. This decrease was driven primarily by a decrease in costs of revenues of $14.0 million due to a decrease in overall sales and impairments of advanced royalties, a decrease in operating expenses of $4.5 million and a decrease in income tax provision of $1.5 million, which was partially offset by a $15.0 million reduction in revenues. The decrease in our operating expenses for the year ended December 31, 2010 compared with the year ended December 31, 2009 was in part due to the headcount reductions and related measures that we took in connection with the restructurings that we implemented in both the third quarter of 2009 and the first, second and fourth quarters of 2010. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble) and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and these currencies fluctuated significantly in 2009 and 2010.

We significantly increased our spending on sales and marketing initiatives in the fourth quarter of 2010 in connection with the launch of our initial social, freemium titles, and we expect our sales and marketing expenditures to increase slightly from this level during 2011. We also expect that our expenses to develop and port games for advanced platforms and smartphones will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms, including through external development relationships. As a result of this increased spending on sales and marketing and research and development initiatives, we expect to use a significant amount of cash in operations as we seek to grow our business. Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that the restructuring measures we implemented in the first, second and fourth quarters of 2010, which primarily consisted of headcount reductions, will have a beneficial effect on our overall operating expenses, but will not fully offset the expected increases in our sales and marketing and research and development expenses in connection with our new social, freemium games, as discussed above. Our business has historically been impacted by seasonality, as many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new mobile phones and tablets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between mobile phone and tablet purchases and game purchases, some of this holiday impact occurs for us in our first calendar quarter. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we sometimes experience seasonal sales decreases during the summer, particularly in parts of Europe. We expect these seasonal trends to continue in the future.

Cash and cash equivalents at December 31, 2010 totaled $12.9 million, an increase of $2.4 million from the balance at December 31, 2009. This increase was primarily due to $13.2 million of net proceeds received from the private placement of common stock that we completed in August 2010 (the “Private Placement”), $2.2 million of cash generated from operations and $598,000 of proceeds received from option exercises and purchases under our employees stock purchase program. These inflows were partially offset by $10.3 million paid during 2010 with respect to the promissory notes and bonuses that we issued to the MIG shareholders that are discussed in further detail in “Significant Transactions” below. We also repaid $2.4 million under our credit facility and paid $710,000 for capital expenditures. In addition, our cash and cash equivalents balance at December 31, 2010 does not include the $15.9 million in net proceeds that we received from our underwritten public offering of common stock that we completed in January 2011, as discussed in further detail in “Significant Transactions” below. We believe our cash and cash equivalents, together with cash flows from operations and borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Significant Transactions

In January, 2011, we sold in an underwritten public offering an aggregate of 8,414,635 shares of our common stock at a price to the public of $2.05 per share for net proceeds of approximately $15.9 million after underwriting discounts and commissions and offering expenses. The underwriters of this offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets. We intend to utilize a significant portion of the net proceeds from this offering to further the development of our global social gaming community, including with respect to our Glu Games Network and Glu Partners initiatives.

On August 27, 2010, we completed the Private Placement in which we issued and sold to certain investors an aggregate of 13,495,000 shares of common stock at $1.00 per share and warrants exercisable to purchase up to 6,747,500 shares of common stock at $1.50 per share for initial gross proceeds of approximately $13.5 million (excluding any proceeds we may receive upon exercise of the warrants).

In December 2008, we renegotiated and extended our credit facility, and also amended the terms of the credit facility in August 2009, February 2010, March 2010 and February 2011. The credit facility, as amended, provides for borrowings of up to $8.0 million, subject to a borrowing base equal to 80% of our eligible accounts receivable. The most recent fourth amendment to the credit facility that we entered into in February 2011 waived our default in maintaining minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) specified in the loan agreement for the period beginning October 1, 2010 and ending December 31, 2010. This fourth amendment also removed the EBITDA financial covenant from the loan agreement in its entirety and replaced this covenant with a net cash covenant, which requires us to maintain at least $10.0 million in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that we owe to the lender under the Loan Agreement.

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

In December 2007, we acquired MIG to accelerate our presence in China, deepen our relationship with China Mobile, the largest wireless carrier in China, acquire access and rights to leading franchises for the Chinese market, and augment our internal production and publishing resources with a studio in China. As a result of the attainment of revenue and operating income milestones in 2008 by MIG, we were committed to pay $20.0 million in additional consideration to the MIG shareholders and $5.0 million of bonuses to two officers of MIG. In December 2008, we restructured the timing and nature of these payments and issued to former shareholders of MIG an aggregate of $25.0 million in promissory notes, which were due in 2009 and 2010; we have repaid the last of the installments on these promissory notes in the fourth quarter of 2010. Due to decreases in our long-term forecasts and current market capitalization, a portion of the goodwill resulting from the MIG acquisition was impaired during the year ended December 31, 2008.

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

Revenue Recognition

We generate revenues through the sale of our games on traditional feature phones and smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system, that offer enhanced functionality. Feature phone games are distributed primarily through wireless carriers and we recognize revenues in accordance with FASB ASC 985-605, Software: Revenue Recognition. Smartphone games are distributed primarily through digital storefronts such as the Apple App Store and we recognize revenues related to in-app purchases or micro-transactions in accordance with (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.

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

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we recognize as revenues the amount the carrier reports as payable upon the sale of our games. We have evaluated our carrier and digital storefront agreements and have determined that we are not the principal when selling our games. Key indicators that we evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers and digital storefronts, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers and digital storefronts generally have significant control over the types of games that they offer to their subscribers;

•	carriers and digital storefronts are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers and digital storefronts generally pay us a fixed percentage of their revenues or a fixed fee for each game;

•	carriers and digital storefronts generally must approve the price of our games in advance of their sale to subscribers or provide tiered pricing thresholds, and the more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	we have limited risks, including no inventory risk and limited credit risk.

We derive a portion of our revenues through the sale of virtual items and currency on certain games downloaded for free (“freemium games”) through digital storefronts. We recognize revenue related to the sale of these virtual items, when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue we report in each period. For example, on the date that we sell certain premium games and virtual items and currency through micro-transactions within our freemium games, we have an obligation to provide additional services and incremental unspecified digital content in the future without an additional fee. In these cases, we account for the sale of the software product as a multiple element arrangement and recognize the revenue over the estimated life of the game or virtual item, with the exception of certain consumable virtual items which are items consumed at a predetermined time or otherwise have limitations on repeated use; these are recognized upon full consumption of the virtual item. All other durable virtual items which are not consumed at a predetermined time or otherwise do not have a limitation on repeated use, we recognize over the estimated life of the virtual item. For these virtual items we have considered the average period that game players typically play our games to arrive at our best estimates for the useful life. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

Advance or Guaranteed Licensor Royalty Payments

Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460-10-15, Guarantees, we recorded a minimum guaranteed liability of approximately $562,000 as of December 31, 2010. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of our liability. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, we also evaluate the realization of our royalties as well as any unrecognized guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans and current and anticipated sales levels. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we record an impairment charge in the period such impairment is indicated. Subsequently, if actual market conditions are more favorable than anticipated, amounts of prepaid royalties previously written down may be utilized, resulting in lower cost of revenues and higher income from operations than previously expected in that period. During 2010, 2009 and 2008, we recorded impairment charges of $663,000, $6.6 million and $6.3 million, respectively.

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

Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations, ASC 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any business combinations during 2009 or 2010, we believe ASC 805 may have a material impact on our future consolidated financial statements if we were to enter into any future business combinations depending on the size and nature of any such future transactions.

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

We have three geographic segments comprised of the (1) Americas, (2) APAC and (3) EMEA regions. As of December 31, 2010, we only had goodwill attributable to the APAC reporting unit. We performed an annual impairment review as of September 30, 2010 as prescribed in ASC 350 and concluded that we were not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, we were not required to perform the second step. In order to determine the fair value of the reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment tests and weight both results equally and we believe both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on our market sector including our competitors. The assumptions supporting the discounted cash flow method, were determined using our best estimates as of the date of the impairment review.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which supersedes our previous accounting under APB No. 25. ASC 718 requires the recognition of compensation expense using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. To value awards granted on or after January 1, 2006, we used the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. We determined the assumptions used in this pricing model at each grant date. We concluded that it was not practicable to calculate the volatility of our share price since our securities have been publicly traded for a limited period of time. Therefore, we based expected volatility on the historical volatility of a peer group of publicly traded entities and our own historic volatility. We determined the expected term of our options based upon historical exercises, post-vesting cancellations and the options’ contractual term. We based the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity Rate as of the grant date. We determined the forfeiture rate based upon our historical experience with option cancellations adjusted for unusual or infrequent events.

In 2010, 2009 and 2008, we recorded total employee non-cash stock-based compensation expense of $1.6 million, $2.9 million and $8.0 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, ASC 718 requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2010 and 2009, our valuation allowance on our net deferred tax assets was $58.8 million and $58.5 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

We account for uncertain income tax positions in accordance with ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. We do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

We have not provided federal income taxes on the unremitted earnings of our foreign subsidiaries, other than China, because these earnings are intended to be reinvested permanently.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

	Year Ended December 31,
	2010	2009
	(In thousands)

Feature phone	$54,475	$74,999
Smartphone	9,870	4,345

Revenues	$64,345	$79,344

Our revenues decreased $15.0 million, or 18.9%, from $79.3 million in 2009 to $64.3 million in 2010. This decrease was due to a $20.5 million decline in feature phone revenue which was partially offset by a $5.5 million increase in smartphone revenue. The decrease in feature phone revenues was primarily due to the continued migration of users from feature phones to smartphones where we were unable to capture the same market share as we have in our traditional carrier business. Foreign currency exchange rates also had a greater positive impact on our revenues during the year ended December 31, 2009 compared to the year ended December 31, 2010. Due to the diversification of our product portfolio, including the titles resulting from the acquisitions of MIG and Superscape, no single title represented 10% or more of sales in either 2009 or 2010. International revenues decreased by $6.0 million, from $41.4 million in 2009 to $35.4 million in 2010. This was primarily related to a $3.2 million, or 15.7%, decrease in our EMEA revenues, a $1.7 million, or 22.3%, decrease in our China revenues and an $893,000, or 8.7%, decrease in our Americas revenues, excluding U.S. revenues. The decline in our EMEA and Americas revenues, excluding U.S. revenues, was primarily due to declining sales in our feature phone business. The decline in our China revenues was primarily due to $700,000 of one-time revenues recorded from an APAC customer in the first quarter of 2009 and a decrease in the revenue share we receive through our revenue share arrangements with China Mobile that became effective in February 2010. Although we expect our revenues from smartphones and tablets to increase in 2011 as compared to 2010, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones, and therefore we expect that our total revenues will decline in 2011 as compared with 2010. However, we believe that our smartphone revenues will surpass our feature phone revenues on a monthly run rate basis by the end of 2011 and that this transition will position us to return to overall revenue growth in the longer term.

Cost of Revenues

	Year Ended December 31,
	2010	2009
	(In thousands)

Cost of revenues:
Royalties	$16,643	$21,829
Impairment of prepaid royalties and guarantees	663	6,591
Amortization of intangible assets	4,226	7,092

Total cost of revenues	$21,532	$35,512

Revenues	$64,345	$79,344

Gross margin	66.5%	55.2%

Our cost of revenues decreased $14.0 million, or 39.4%, from $35.5 million in 2009 to $21.5 million in 2010. This decrease was primarily due to a $5.9 million decrease in impairments of prepaid royalties and guarantees due to fewer new licenses and full impairment of existing titles, a decrease of $5.2 million in royalties associated with a decline in revenue and a $2.9 million reduction in amortization for titles and content due primarily to certain intangible assets relating to MIG, Macrospace and Superscape being fully amortized in the first and fourth quarters of 2009. Revenues attributable to games based upon branded intellectual property increased as a percentage of revenues from 77.5% in 2009 to 78.1% in 2010, primarily due to a decrease in sales of games developed by MIG and Superscape based on their original intellectual property. Revenues attributable to games based upon original intellectual property were 21.9% of our total revenues for 2010, of which nearly one-third related to MIG. We expect this percentage to increase significantly in 2011 in connection with our strategy to develop the substantial majority of our new social, freemium games based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 35.5% in 2009 to 33.4% in 2010 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 35.8% in 2009 to 27.1% in 2010.

Research and Development Expenses

	Year Ended December 31,
	2010	2009
	(In thousands)

Research and development expenses	$25,180	$25,975
Percentage of revenues	39.1%	32.7%

Our research and development expenses decreased $795,000, or 3.1%, from $26.0 million in 2009 to $25.2 million in 2010. The decrease in research and development costs was primarily due to a decrease in salaries and benefits of $713,000, a $571,000 decrease in outside services costs due to a reduction in third-party costs for porting and external development and a decrease in stock-based compensation expense of $236,000, which was partially offset by an increase in allocated facilities and overhead costs of $825,000. We decreased our research and development staff from 402 employees in 2009 to 369 in 2010. As a percentage of revenues, research and development expenses increased from 32.7% in 2009 to 39.1% in 2010. Research and development expenses included $480,000 of stock-based compensation expense in 2010 and $716,000 in 2009. We anticipate that our research and development expenses will increase significantly in 2011 due to our expected release of 20 to 25 new social, freemium titles in 2011, approximately half of which will be developed by external developers as part of our Glu Partners program and which will require significant upfront cash payment to such developers.

Sales and Marketing Expenses

	Year Ended December 31,
	2010	2009
	(In thousands)

Sales and marketing expenses	$12,140	$14,402
Percentage of revenues	18.9%	18.2%

Our sales and marketing expenses decreased $2.3 million, or 15.7%, from $14.4 million in 2009 to $12.1 million in 2010. The decrease was primarily due to a $2.1 million decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 67 in 2009 to 48 in 2010; this was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third-party distribution agent. We also had an $875,000 decrease in the MIG earnout expense due to lower amortization of stock-based compensation expense associated with reaching the end of the vesting terms and conditions in 2009, a $376,000 decrease in travel and entertainment expense and a $347,000 decrease in stock-based compensation expense due to reduced headcount. This was partially offset by a $915,000 increase in consulting fees associated with converting our Latin America sales and marketing to third-party distribution agents as discussed above and a $672,000 increase in marketing promotions associated with the launch of our new social, freemium game titles during the fourth quarter of 2010. As a percentage of revenues, sales and marketing expenses increased from 18.2% in 2009 to 18.9% in 2010. Sales and marketing expenses included $217,000 of stock-based compensation expense in 2010 and $564,000 in 2009. We significantly increased our spending on sales and marketing initiatives in the fourth quarter of 2010 in connection with the launch of our initial social, freemium titles, and we expect our sales and marketing expenditures to remain at this increased level during 2011.

General and Administrative Expenses

	Year Ended December 31,
	2010	2009
	(In thousands)

General and administrative expenses	$13,108	$16,271
Percentage of revenues	20.4%	20.5%

Our general and administrative expenses decreased $3.2 million, or 19.4%, from $16.3 million in 2009 to $13.1 million in 2010. The decrease in general and administrative expenses was primarily due to a $1.3 million decrease in allocated facility and overhead costs, a $1.2 million decrease in professional and consulting fees and a $775,000 decrease in stock-based compensation expense. Salaries and benefits decreased by $541,000, which was offset by an $893,000 increase in variable compensation under our bonus plan. We decreased our general and administrative headcount from 72 in 2009 to 56 in 2010. As a percentage of revenues, general and administrative expenses decreased from 20.5% in 2009 to 20.4% in 2010. General and administrative expenses included $871,000 of stock-based compensation expense in 2010 and $1.6 million in 2009.

Other Operating Expenses

Our restructuring charge increased from $1.9 million in 2009 to $3.6 million in 2010. This was due to an additional $1.5 million of restructuring charges relating to employee termination costs in our United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $2.1 million related primarily to facility related charges resulting from the relocation of our corporate headquarters to San Francisco.

In 2011, we anticipate incurring approximately $600,000 of restructuring charges related to employee severance and benefit arrangements associated with the terminations of employees in China, Russia and the United Kingdom and facility related charges in China and Russia.

Other Income (Expense), net

Interest and other income/(expense), net, increased from a net expense of $1.1 million during 2009 to a net expense of $1.3 million in 2010. This change was primarily due to a $754,000 increase in foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable which was partially offset by a $607,000 decrease in interest expense related to the lower balances outstanding on the MIG notes and borrowings under our credit facility.

Income Tax Benefit (Provision)

Income tax provision decreased from $2.2 million in 2009 to $709,000 in 2010 as a result of taxable profits in certain foreign jurisdictions, changes in the valuation allowance and increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, an increase in the valuation allowance and increased foreign withholding taxes. Our effective income tax benefit rate for the year ended December 31, 2010 was 5.6% compared to 13.5% in the prior year. The higher effective benefit tax rate in 2009 was mainly attributable to a decrease in pre-tax losses and changes in withholding taxes, dividends and non-deductible stock based compensation.

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

One of our subsidiaries in China has received approval as a High & New Technology Enterprise qualification from the Ministry of Science and Technology, and also a Software Enterprise Qualification from the Ministry of Industry and Information Technology. During the third quarter of 2010, the State Administration of Taxation approved our application to apply the favorable tax benefits to operations beginning January 1, 2009. We revalued certain deferred tax assets and liabilities during the quarter, and certain taxes that were expensed in 2009 were refunded in 2010 and the tax benefit was recognized. However, in the event that circumstances change and we no longer meet the requirements of our original qualification, we would need to revalue certain tax assets and liabilities.

Comparison of the Years Ended December 31, 2009 and 2008

Revenues

	Year Ended December 31,
	2009	2008
	(In thousands)

Feature phone	$74,999	$89,740
Smartphone	4,345	27

Revenues	$79,344	$89,767

Our revenues decreased $10.4 million, or 11.6%, from $89.8 million in 2008 to $79.3 million in 2009. This decrease was due to a $14.7 million decline in feature phone revenue which was partially offset by a $4.3 million increase in smartphone revenue. The decrease in feature phone revenue was primarily due to the continued migration of users from feature phones to smartphones where we were unable to capture the same market share as we have in our traditional carrier business. Foreign currency exchange rates also had a greater positive impact on our revenues during the year ended December 31, 2008 compared to the year ended December 31, 2009. Due to the diversification of our product portfolio, including the titles resulting from the acquisitions of MIG and Superscape, no single title represented 10% or more of sales in either 2008 or 2009. International revenues decreased by $5.3 million, from $46.7 million in 2008 to $41.4 million in 2009. The decrease in international revenues was primarily a result of decreased unit sales in EMEA and China, which was partially offset by increased unit sales in Latin America.

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

Our impairment of goodwill decreased from $69.5 million in 2008 to zero in 2009. The analysis of our goodwill balance in 2008 caused us to conclude that all $25.3 million of the goodwill attributed to the EMEA reporting unit was impaired, as was all of the $24.9 million of goodwill attributed to the Americas reporting unit and $19.3 million of the $23.9 million of goodwill attributed to the APAC reporting unit. As a result, a non-cash goodwill impairment charge to operations totaling $69.5 million was recorded in 2008. No goodwill impairment charge was recorded related to our APAC reporting unit in 2009 as the fair value of the reporting unit exceeded the carrying value of its goodwill. The fair value was determined using an estimate of forecasted discounted cash flows and our market capitalization. We had $4.6 million of goodwill remaining as of December 31, 2009, which was allocated to the APAC reporting unit.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Consolidated Statement of Cash Flows Data:
(Capital expenditures)	$710	$838	$3,772
Cash flows provided by (used in) operating activities	2,249	1,130	(5,889)
Cash flows used in investing activities	(710)	(838)	(31,673)
Cash flows (used in) provided by financing activities	1,141	(8,925)	332

Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $190.7 million as of December 31, 2010.

Operating Activities

In 2010, net cash provided by operating activities was $2.2 million, primarily due to a decrease in accounts receivable of $5.2 million due to declining sales of games for feature phones in our carrier-based business and improved cash collections, a $3.7 million decrease in our prepaid royalties, a $1.8 million increase in accrued compensation and a $1.1 million increase in accounts payable. In addition, we had adjustments for non-cash items, including amortization expense of $4.4 million, depreciation expense of $2.0 million, stock-based compensation expense of $1.6 million and impairment of prepaid royalties of $663,000. These amounts were partially offset by a net loss of $13.4 million and a decrease in accrued royalties of $5.3 million.

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

Investing Activities

Our primary investing activities have consisted of purchases and sales of short-term investments, purchases of property and equipment. We may use more cash in investing activities in 2011 for property and equipment related to supporting our infrastructure and our development and design studios. We expect to fund these investments with our existing cash and cash equivalents and our revolving credit facility.

In 2010, we used $710,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, software and leasehold improvements.

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

Financing Activities

In 2010, net cash provided by financing activities was $1.1 million due primarily to the $13.2 million of net proceeds that we received from the Private Placement and $598,000 of proceeds that we received from option exercises and purchases under our employee stock purchase plan. These inflows were partially offset by the $10.3 million that we paid during 2010 with respect to the promissory notes and bonuses that we issued to the MIG shareholders and $2.4 million that we paid down under our credit facility.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $12.9 million as of December 31, 2010. This amount does not include the $15.9 million in net proceeds that we received from our underwritten public offering of common stock that we completed in January 2011. We expect to fund our operations and satisfy our contractual obligations for 2011 primarily through our cash and cash equivalents and borrowings under our revolving credit facility. However, as a result of our plans to increase our spending on sales and marketing and research and development initiatives in connection with our new social, freemium games that we will release in 2011, we expect to use a significant amount of cash in our operations during 2011 as we seek to grow our business. We believe our cash and cash equivalents, together with borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries.

We currently have an $8.0 million credit facility, which expires on June 30, 2011. We do not intend to extend the maturity date of this credit facility, and may seek to enter into a new credit facility with the lender or a new lender. We cannot assure you that we will be able to enter into a new facility on terms favorable to us or at all. Our credit facility contains financial covenants and restrictions that limit our ability to draw down the entire $8.0 million. These covenants are as follows:

EBITDA and Net Cash.  On August 24, 2009, we entered into an amendment to our credit facility, which reduced certain of the minimum targets contained in the credit facility’s EBITDA-related covenant. On February 10, 2010 we entered into a second amendment to the agreement. The second amendment changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, we entered into a third amendment to the agreement which (1) extended the maturity date of the credit facility from December 22, 2010 until June 30, 2011, (2) increased the interest rate for borrowings under the credit facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%, and (3) requires us to maintain, measured on a consolidated basis at the end of each periods a minimum amount of EBITDA. On February 2, 2011, we entered into a fourth amendment to our credit facility which waived our default in maintaining minimum levels of EBITDA specified in the loan agreement for the period beginning October 1, 2010 and ending December 31, 2010. The fourth amendment also removed the EBITDA financial covenant from the loan agreement in its entirety and replaced this covenant with a net cash covenant, which requires us to maintain at least $10.0 million in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that we owe to the lender under the Loan Agreement.

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

As of December 31, 2010, we had outstanding borrowings of $2.3 million under our credit facility, which is classified as a current liability on the December 31, 2010 balance sheet. Our failure to comply with the cash covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.75%, but no less than 5.0%, which adversely impacts our cash position and result in cash covenants that restrict our operations. See Note 8 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information regarding our debt.

The credit facility matures on June 30, 2011, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80,000, or 1.00% of the total commitment. As of December 31, 2010, we were not in compliance with the EBITDA covenant, but the lender subsequently waived such non-compliance in connection with our entry into the fourth amendment to the credit facility as described above.

Of the $12.9 million of cash and cash equivalents that we held at December 31, 2010, approximately $1.4 million were held in accounts in China. To fund our operations and repay our debt obligations, we repatriated approximately $4.0 million of available funds from China to the United States during 2009, and we repatriated an additional $1.3 million of available funds from China to the United States in August 2010. Both of these amounts were subject to withholding taxes of 5%. We do not anticipate repatriating any additional funds from China for the foreseeable future, as changes in our revenue share arrangement with China Mobile has significantly impacted our ability to generate meaningful cash from our China operations. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.

In addition, we may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, potentially pursuant to our effective universal shelf registration statement, seeking to increase the amount available to us for borrowing under our credit facility, procuring a new debt facility and/or selling some of our assets. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders as was the case with the Private Placement and our recent underwritten public offering. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of the credit facility. Additionally, we may be unable to increase the size of our credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. If the amount of cash that we require is greater than we anticipate, we could also be required to extend the term of our credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit our ability to achieve profitability in the future.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2010:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Operating lease obligations, net of sublease income	$7,057	$3,433	$3,624	$—	$—
Guaranteed royalties(1)	1,617	914	703	—	—
Line of credit(2)	2,288	2,288	—	—	—

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales.

(2)	In March 2010, we signed a third amendment to the credit facility which extended the maturity date of the credit facility from December 22, 2010 until June 30, 2011, when all amounts outstanding will be due. As of December 31, 2010, the above amount had been classified within current liabilities.

The above table does not reflect unrecognized tax benefits and potential interest and penalties of $5.0 million which were classified within “Other long-term liabilities” on our consolidated balance sheets. As of December 31, 2010, the settlement of our income tax liabilities could not be determined; however, the liabilities are not expected to become due during 2011. Additionally in January 2011, we paid $710,000 of taxes that had been withheld on the December 31, 2010 payment that we made to the former MIG shareholders in China.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement 167, which amended the consolidation guidance that applies to variable interest entities (“VIE”) under ASC 810, Consolidation (“ASC 810”). The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. We adopted this guidance on January 1, 2010. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.75%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At December 31, 2010, we had $2.3 million outstanding under the credit facility and our effective interest rate at that time was approximately 5.75%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.

We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2010, we had no short-term investments and substantially all $12.9 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2010 and December 31, 2009, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Australia, Brazil, China, Colombia, France, Germany, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable. At December 31, 2009, Verizon Wireless accounted for 24.1% of total accounts receivable. No other carrier represented more than 10% of our total accounts receivable as of these dates.

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

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glu Mobile Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 21, 2011

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$12,863	$10,510
Accounts receivable, net	10,660	16,030
Prepaid royalties	2,468	6,738
Prepaid expenses and other	2,557	2,520

Total current assets	28,548	35,798
Property and equipment, net	2,134	3,344
Other long-term assets	574	929
Intangible assets, net	8,794	13,059
Goodwill	4,766	4,608

Total assets	$44,816	$57,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,666	$4,480
Accrued liabilities	939	817
Accrued compensation	4,414	1,829
Accrued royalties	7,234	12,604
Accrued restructuring	1,689	1,406
Deferred revenues	842	914
Current portion of long-term debt	2,288	16,379

Total current liabilities	23,072	38,429
Other long-term liabilities	7,859	7,616

Total liabilities	30,931	46,045

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.0001 par value: 250,000 authorized at December 31, 2010 and 2009; 44,585 and 30,360 shares issued and outstanding at December 31, 2010 and 2009	4	3
Additional paid-in capital	203,464	188,078
Accumulated other comprehensive income	1,159	931
Accumulated deficit	(190,742)	(177,319)

Total stockholders’ equity	13,885	11,693

Total liabilities and stockholders’ equity	$44,816	$57,738

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues	$64,345	$79,344	$89,767
Cost of revenues:
Royalties	16,643	21,829	22,562
Impairment of prepaid royalties and guarantees	663	6,591	6,313
Amortization of intangible assets	4,226	7,092	11,309

Total cost of revenues	21,532	35,512	40,184

Gross profit	42,813	43,832	49,583

Operating expenses:
Research and development	25,180	25,975	32,140
Sales and marketing	12,140	14,402	26,066
General and administrative	13,108	16,271	20,971
Amortization of intangible assets	205	215	261
Restructuring charge	3,629	1,876	1,744
Acquired in-process research and development	—	—	1,110
Impairment of goodwill	—	—	69,498

Total operating expenses	54,262	58,739	151,790

Loss from operations	(11,449)	(14,907)	(102,207)
Interest and other income/(expense), net:
Interest income	26	94	919
Interest expense	(601)	(1,276)	(78)
Other income/(expense), net	(690)	55	(2,200)

Interest and other income/(expense), net	(1,265)	(1,127)	(1,359)

Loss before income taxes and minority interest	(12,714)	(16,034)	(103,566)
Income tax benefit/(provision)	(709)	(2,160)	(3,126)

Net loss	$(13,423)	$(18,194)	$(106,692)

Net loss per share — basic and diluted	$(0.38)	$(0.61)	$(3.63)
Weighted average common shares outstanding	35,439	29,853	29,379

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total
			Additional	Deferred	Comprehensive		Stockholders’
	Common Stock		Paid-In	Stock-based	Income	Accumulated	Equity	Comprehensive
	Shares	Amount	Capital	Compensation	(loss)	Deficit	Deficit	Loss
	(In thousands, except per share data)

Balances at December 31, 2007	29,023	3	179,924	(113)	2,080	(52,433)	129,461
Net loss	—	—	—	—	—	(106,692)	(106,692)	$(106,692)
Adjustment to deferred stock-based compensation for terminated employees	—	—	(6)	6	—	—	—	—
Reclass of previously recorded stock-based MIG earnout to note payable	—	—	(4,315)	—	—	—	(4,315)	—
Stock-based compensation expense	—	—	7,888	96	—	—	7,984	—
Vesting of early exercised options	—	—	18	—	—	—	18	—
Issuance of common stock upon exercise of stock options	258	—	231	—	—	—	231	—
Issuance of common stock upon exercise of warrants	63	—	101	—	—	—	101	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	240	—	916	—	—	—	916	—
Foreign currency translation adjustment	—	—	—	—	(910)	—	(910)	(910)

Comprehensive loss	—	—	—	—	—	—	—	$(107,602)

Balances at December 31, 2008	29,584	$3	$184,757	$(11)	$1,170	$(159,125)	$26,794

Net loss	—	—	—	—	—	(18,194)	(18,194)	$(18,194)
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	11	—	—	11	—
Stock-based compensation expense	—	—	2,915	—	—	—	2,915	—
Vesting of early exercised options	—	—	4	—	—	—	4	—
Issuance of common stock upon exercise of stock options	276	—	190	—	—	—	190	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	500	—	212	—	—	—	212	—
Foreign currency translation adjustment	—	—	—	—	(239)	—	(239)	(239)

Comprehensive loss	—	—	—	—	—	—	—	$(18,433)

Balances at December 31, 2009	30,360	$3	$188,078	$—	$931	$(177,319)	$11,693

Net loss	—	—	—	—	—	(13,423)	(13,423)	$(13,423)
Stock-based compensation expense	—	—	1,568	—	—	—	1,568	—
Vesting of early exercised options	—	—	2	—	—	—	2	—
Issuance of common stock upon exercise of stock options	330	—	287	—	—	—	287	—
Issuance of common stock upon
Private Placement, net of issuance costs	13,495	1	13,218	—	—	—	13,219
Issuance of common stock pursuant to Employee Stock Purchase Plan	400	—	311	—	—	—	311	—
Foreign currency translation adjustment	—	—	—	—	228	—	228	228

Comprehensive loss	—	—	—	—	—	—	—	$(13,195)

Balances at December 31, 2010	44,585	$4	$203,464	$—	$1,159	$(190,742)	$13,885

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(13,423)	$(18,194)	$(106,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,975	2,330	2,756
Amortization of intangible assets	4,431	7,307	11,570
Stock-based compensation	1,568	2,926	3,669
MIG earnout expense	—	875	9,591
Interest expense on debt	413	1,125	—
Amortization of loan agreement costs	188	151	74
Non-cash foreign currency remeasurement (gain)/loss	699	(55)	2,901
Acquired in-process research and development	—	—	1,110
Impairment of goodwill	—	—	69,498
Impairment of prepaid royalties and guarantees	663	6,591	6,313
(Gain)/write down of auction-rate securities	—	—	(806)
Write off of fixed assets	—	—	411
Changes in allowance for doubtful accounts	(42)	78	99
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,237	3,687	1,783
Prepaid royalties	3,696	6,420	(8,320)
Prepaid expenses and other assets	(113)	233	314
Accounts payable	1,139	(2,159)	(1,825)
Other accrued liabilities	(1,223)	(311)	(499)
Accrued compensation	1,839	(412)	1,258
Accrued royalties	(5,278)	(5,738)	3,959
Deferred revenues	(70)	150	258
Accrued restructuring charge	1,055	348	(2,943)
Other long-term liabilities	(505)	(4,222)	(368)

Net cash provided by/(used in) operating activities	2,249	1,130	(5,889)

Cash flows from investing activities:
Sale of short-term investments	—	—	2,800
Purchase of property and equipment	(710)	(838)	(3,772)
Acquisition of Superscape, net of cash acquired	—	—	(30,008)
Acquisition of MIG, net of cash acquired	—	—	(693)

Net cash used in investing activities	(710)	(838)	(31,673)

Cash flows from financing activities:
Proceeds from line of credit	37,356	55,852	—
Payments on line of credit	(39,729)	(51,179)	—
MIG loan payments	(10,302)	(14,000)	—
Proceeds from private placement, net	13,218	—	—
Proceeds from exercise of stock options and ESPP	598	402	231
Proceeds from exercise of stock warrants	—	—	101

Net cash provided by/(used in) financing activities	1,141	(8,925)	332

Effect of exchange rate changes on cash	(327)	(23)	(1,420)

Net increase/(decrease) in cash and cash equivalents	2,353	(8,656)	(38,650)
Cash and cash equivalents at beginning of period	10,510	19,166	57,816

Cash and cash equivalents at end of period	$12,863	$10,510	$19,166

Supplemental disclosures of cash flow information
Interest paid	$1,349	$403	$—
Income taxes paid	$507	$1,438	$2,297
Supplemental disclosure of non-cash investing and financing activities
Reclassification of previously recorded stock-based compensation MIG earnout to note payable	$—	$—	$4,315

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

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $190,742 as of December 31, 2010. For the year ended December 31, 2010, the Company incurred a loss from operations of $13,423. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve its intended business objectives.

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

Revenue Recognition

The Company generates revenues through the sale of games on traditional feature phones and newer smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system, that offer enhanced functionality. Feature phone games are distributed primarily through wireless carriers and revenues are recognized in accordance with FASB ASC 985-605, Software: Revenue Recognition. Smartphone games are distributed primarily through digital storefronts such as the Apple App Store and revenues related to in-app purchases or micro-transactions are recognized in accordance with (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, the Company recognizes as revenues the amount the carrier reports as payable upon the sale of the Company’s games. The Company has evaluated its carrier and digital storefront agreements and has determined that it is not the principal when selling its games. Key indicators that it evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers and digital storefronts, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers and digital storefronts generally have significant control over the types of games that they offer to their subscribers;

•	carriers and digital storefronts are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers and digital storefronts generally pay the Company a fixed percentage of their revenues or a fixed fee for each game;

•	carriers and digital storefronts generally must approve the price of the Company’s games in advance of their sale to subscribers or provide tiered pricing thresholds, and the Company’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	the Company has limited risks, including no inventory risk and limited credit risk.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also derives a portion of its revenues through the sale of virtual items and currency on certain games downloaded for free (“freemium games”) through digital storefronts such as the Apple App Store. The Company recognizes revenue related to sale of virtual items, when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue the Company reports in each period. For example, at the date the Company sells certain premium games and virtual items and currency through micro-transactions within its freemium games, it has an obligation to provide additional services and incremental unspecified digital content in the future without an additional fee. In these cases, the Company accounts for the sale of the software product as a multiple element arrangement and recognizes the revenue over the estimated life of the game or virtual item, with the exception of certain virtual items which are items consumed at a predetermined time or otherwise have limitations on repeated use (“consumable items”); these are recognized upon full consumption of the item. For all other virtual items which are not consumed at a predetermined time or otherwise do not have a limitation on repeated use (“durable items”) (for example a virtual gun), the Company recognizes revenues from such virtual item over the estimated life of the virtual item. For these items, the Company has considered the average period that game players typically play its games to arrive at a best estimate for the useful life. While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in the Company’s estimates of useful lives of these virtual items may result in revenues being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

Deferred Licensing Fees and Related Costs

Certain premium licensed games sold on digital storefronts such as the Apple App Store require the revenue to be deferred due to additional services and incremental unspecified digital content to be delivered in the future without an additional fee. The Company is obligated to pay ongoing licensing fees in the form of royalties related to these games. As revenues are deferred, the related ongoing licensing fees and costs are also deferred. The deferred licensing fees and related costs are recognized in the consolidated statements of operations and comprehensive income in the period in which the related sales are recognized as revenue.

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

The Company derives its accounts receivable from revenues earned from customers located in the U.S. and other locations outside of the U.S. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectability on a monthly basis. It reviews all other balances quarterly. The Company charges off accounts receivable balances against the allowance when it determines that the amount will not be recovered.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2010	2009	2008

Verizon Wireless	15.2%	20.5%	21.4%

At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable. At December 31, 2009, Verizon Wireless accounted for 24.1% of total accounts receivable. No other carrier represented more than 10% of our total accounts receivable as of these dates.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with ASC 460-10-15, Guarantees (“ASC 460”), the Company recorded a minimum guaranteed liability of approximately $562 and $3,867 as of December 31, 2010 and 2009, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenues of $663, $6,591 and $6,313 during the years ended December 31, 2010, 2009 and 2008, respectively.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Internal Use Software

The Company recognizes internal use software development costs in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”). Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company capitalized certain internal use software

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs totaling approximately $117, $114 and $432 during the years ended December 31, 2010, 2009 and 2008, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2010, 2009 and 2008, the amortization of capitalized software costs totaled approximately $262, $421 and $683, respectively. Capitalized internal use software development costs are included in property and equipment, net.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $3,184, $1,734 and $1,870 in the years ended December 31, 2010, 2009 and 2008, respectively.

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) included only foreign currency translation adjustments as of December 31, 2010.

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

	Year Ended December 31,
	2010	2009	2008

Net loss attributable to common stockholders	$(13,423)	$(18,194)	$(106,692)

Basic and diluted shares:
Weighted average common shares outstanding	35,439	29,854	29,399
Weighted average unvested common shares subject to repurchase	—	(1)	(20)

Weighted average shares used to compute basic and diluted net loss per share	35,439	29,853	29,379

Net loss per share attributable to common stockholders — basic and diluted	$(0.38)	$(0.61)	$(3.63)

The following weighted average options and warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2010	2009	2008

Warrants to purchase common stock	2,435	106	119
Unvested common shares subject to repurchase	—	1	20
Options to purchase common stock	6,347	4,935	4,607

	8,782	5,042	4,746

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

December 31,
2008

Total pro forma revenues	$92,480
Gross profit	50,025
Pro forma net loss	(109,275)
Pro forma net loss per share — basic and diluted	(3.72)

The Company is presenting pro forma financial information for informational purposes only, and this information is not intended to be indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

NOTE 4 —	FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of December 31, 2010, the Company had $12,863 in cash and cash equivalents.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	BALANCE SHEET COMPONENTS

Property and Equipment

	December 31,
	2010	2009

Computer equipment	$4,974	$5,167
Furniture and fixtures	487	455
Software	2,919	2,742
Leasehold improvements	2,392	3,360

	10,772	11,724
Less: Accumulated depreciation and amortization	(8,638)	(8,380)

	$2,134	$3,344

Depreciation and amortization for the years ended December 31, 2010, 2009 and 2008 were $1,975, $2,330 and $2,748, respectively.

Accounts Receivable

	December 31,
	2010	2009

Accounts receivable	$11,164	$16,576
Less: Allowance for doubtful accounts	(504)	(546)

	$10,660	16,030

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.

The movement in the Company’s allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Deductions	Year

Year ended December 31, 2010	$546	$153	$195	$504
Year ended December 31, 2009	$468	$233	$155	$546
Year ended December 31, 2008	$368	$148	$48	$468

The Company had no significant write-offs or recoveries during the years ended December 31, 2010, 2009 and 2008.

Other Long-Term Liabilities

	December 31,
	2010	2009

Uncertain tax obligations	$4,991	$4,614
Deferred income tax liability	1,170	1,736
Restructuring	773	—
Other	925	1,266

	$7,859	7,616

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation at December 31, 2010 and 2009 were as follows:

		December 31, 2010			December 31, 2009
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value

Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,545	$(13,545)	$—	$13,599	$(13,411)	$188
Catalogs	1 yr	1,203	(1,203)	—	1,239	(1,239)	—
ProvisionX Technology	6 yrs	198	(198)	—	204	(168)	36
Carrier contract and related relationships	5 yrs	18,832	(10,352)	8,480	18,558	(7,149)	11,409
Licensed content	5 yrs	2,829	(2,810)	19	2,753	(1,902)	851
Service provider license	9 yrs	446	(151)	295	431	(98)	333
Trademarks	3 yrs	547	(547)	—	544	(512)	32

		37,600	(28,806)	8,794	37,328	(24,479)	12,849

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,283	(1,283)	—	1,321	(1,111)	210
Noncompete agreement	2 yrs	562	(562)	—	578	(578)	—

		1,845	(1,845)	—	1,899	(1,689)	210

Total intangibles assets		$39,445	$(30,651)	$8,794	$39,227	$(26,168)	$13,059

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense in the amounts of $4,226, $7,092 and $11,309, respectively, in cost of revenues. During the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense in the amounts of $205, $215 and $261, respectively, in operating expenses. The Company recorded no impairment charges during the years ended December 31, 2010, 2009 and 2008.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the total expected future amortization related to intangible assets was as follows:

Amortization
Included in
Cost of
Period Ending December 31,	Revenues

2011	$2,911
2012	2,792
2013	2,722
2014	272
2015 and thereafter	97

$8,794

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

Goodwill by geographic region is as follows:

	December 31, 2010				December 31, 2009
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total

Balance as of January 1
Goodwill	$24,871	$25,354	$23,881	$74,106	$24,871	$25,354	$23,895	$74,120
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	—	—	4,608	4,608	—	—	4,622	4,622
Goodwill Acquired during the year	—	—	—	—	—	—	—	—
Effects of Foreign Currency Exchange	—	—	158	158	—	—	(14)	(14)

Balance as of period ended:	—	—	4,766	4,766	—	—	4,608	4,608
Goodwill	24,871	25,354	24,039	74,264	24,871	25,354	23,881	74,106
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$—	$—	$4,766	$4,766	$—	$—	$4,608	$4,608

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

The Company has three geographic segments comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of December 31, 2010, the Company had goodwill attributable to the APAC reporting unit. The Company performed an annual impairment review as of September 30, 2010 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow method and market method. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method were determined using the Company’s best estimates as of the date of the impairment review.

In 2008, the Company recorded an aggregate goodwill impairment of $69,498 as the fair values of the Americas, APAC and EMEA reporting units were determined to be below their respective carrying values.

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through November 2013. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $2,652, $2,813 and $3,759, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight- line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $379 and $440 at December 31, 2010 and 2009, respectively, and was included within other long-term liabilities.

At December 31, 2010, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Period Ending December 31,	Payments	Income	Payments

2011	$3,972	$(539)	$3,433
2012	2,855	(279)	2,576
2013 and thereafter	1,048	—	1,048

	$7,875	$(818)	$7,057

Minimum Guaranteed Royalties

The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is required to pay minimum guaranteed royalties over the term of the agreements regardless of actual game sales. Future minimum royalty payments for those agreements as of December 31, 2010 were as follows:

Minimum
Guaranteed
Period Ending December 31,	Royalties

2011	$914
2012	698
2013 and thereafter	5

$1,617

These commitments are included in both current and long-term prepaid and accrued royalties.

Income Taxes

At this time, the settlement of the Company’s income tax liabilities cannot be determined; however, the liabilities are not expected to become due during 2011.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2010 or 2009.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2010 or 2009.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MIG Notes

In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes required that the Company pay off the remaining principal and interest in installments. As of December 31, 2010, the Company had fully repaid the Earnout Notes.

The Earnout Notes were secured by a lien on substantially all of the Company’s assets and were subordinated to the Company’s obligations to the lender under the Company’s Credit Facility (as defined under the caption “Credit Facility” below), and any replacement credit facility that meets certain conditions. The Earnout Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually and may be prepaid without penalty. A change of control of the Company would have accelerated the payment of principal and interest under the Earnout Notes.

In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements.

The Special Bonus Notes were guaranteed by the Company and the Company’s obligations were secured by a lien on substantially all of the Company’s assets. The Special Bonus Notes were subordinated to the Credit Facility and any replacement credit facility that meets certain conditions. The Special Bonus Notes began accruing simple interest on April 1, 2009 at the rate of 7% compounded annually, and could have been repaid in advance without penalty. A change of control of the Company would have accelerated the payment of principal and interest under the Earnout Notes. The Company had recorded the entire $5,000 of the Special Bonus Notes as of December 31, 2010 as the former MIG shareholders were fully vested in the special bonus.

In March 2010, the Company entered into an agreement with the holders of the Earnout Notes and the Special Bonus Notes to postpone the payments that would have been due on March 31, 2010 until May 1, 2010. As of December 31, 2010, the Company had paid $20,674 of principal and interest to the MIG shareholders related to the Earnout Notes and $4,798 of principal and interest to the former MIG executives related to the Special Bonus Notes. Additionally in January 2011, the Company paid $710 of taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders in China.

Credit Facility

In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), which amended and superseded the Loan and Security Agreement entered into in February 2007, as amended. On August 24, 2009 and February 10, 2010, the Company entered into amendments to the Credit Facility, which reduced certain of the minimum targets contained in the EBITDA-related covenant discussed below. The February 10, 2010 amendment also changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, the Company entered into a third amendment to the agreement which extended the maturity date of the Credit Facility from December 22, 2010 until June 30,

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 and increased the interest rate for borrowings under the Credit Facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%. On February 2, 2011, the Company entered into a fourth amendment which waived the Company’s default in maintaining minimum levels of EBITDA specified in the loan agreement for the period beginning October 1, 2010 and ending December 31, 2010. Prior to this date, the Company was in compliance with all covenants under the Credit Facility. This amendment also removed the EBITDA financial covenant from the loan agreement in its entirety and replaced this covenant with a net cash covenant, which requires the Company to maintain at least $10,000 in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that is owed to the lender under the Loan Agreement. The Credit Facility provides for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The maximum amount available for borrowing under the Credit Facility was limited to $2,461 as of December 31, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.

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

In addition, under the Credit Facility, the Company must comply with a minimum domestic liquidity covenant, which requires it to maintain at the lender an amount of cash, cash equivalents and short-term investments of not less than the greater of: (a) 20% of the Company’s total consolidated unrestricted cash, cash equivalents and short-term investments, or (b) 15% of outstanding obligations under the Credit Facility.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the Company was not in compliance with all covenants of the Credit Facility, but the lender subsequently waived such non-compliance in connection with the Company’s entry into the fourth amendment to the Credit Facility as described above, and had outstanding obligations of $2,288. Based on the borrowing rates currently available to the Company with similar terms and maturities, the carrying value approximates fair value.

NOTE 9 —	STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Stock

At December 31, 2010, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2010, the Company had reserved 18,347 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2010, the Company was authorized to issue 5,000 shares of preferred stock.

Secondary Offering

In January 2011, the Company sold in an underwritten public offering an aggregate of 8,415 shares of its common stock at a public offering price of $2.05 per share for net proceeds of approximately $15,900 after underwriting discounts and commissions and offering expenses. The underwriters of this offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets.

Shelf Registration Statement

In December 2010, the Securities and Exchange Commission declared effective the Company’s shelf registration statement which allows the Company to issue various types of debt and equity instruments, including common stock, preferred stock and warrants. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The ability to issue debt and equity is subject to market conditions and other factors impacting the Company’s borrowing capacity. The Company has a $30,000 limit on the amount securities that can be issued under this shelf registration statement and has already utilized $17,250 of this amount pursuant to its underwritten public offering in January 2011.

Private Placement

On August 27, 2010, the Company completed the Private Placement in which it issued to the investors (i) an aggregate of 13,495 shares of the Company’s common stock at $1.00 per share and (ii) warrants initially exercisable to purchase up to 6,748 shares of the Company’s common stock at $1.50 per share (the “Warrants”), for initial proceeds of approximately $13,218 net of issuance costs (excluding any proceeds the Company may receive upon exercise of the Warrants). Of this amount, $2,198 was allocated to the value of the Warrants and $11,020 was allocated to the common stock. All amounts are recorded within stockholders’ equity.

Warrants to Purchase Common Stock

The Warrants issued in connection with the Private Placement have an initial exercise price of $1.50 per share of common stock, can be exercised immediately, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock warrants outstanding at December 31, 2010 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
	(Years)	Share	Warrant

May 2006	7	$9.03	106
August 2010	5	1.50	6,748

			6,854

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income/(loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive loss for 2010, 2009 and 2008 was $13,195, $18,433 and $107,602, respectively.

NOTE 10 —	STOCK OPTION AND OTHER BENEFIT PLANS

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 3, 2010, at the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2007 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2007 Plan by 3,000 shares. As of December 31, 2010, 4,109 shares were available for future grants under the 2007 Plan.

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

As of December 31, 2010, 416 shares were available for issuance under the 2007 Purchase Plan.

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

As of December 31, 2010, 39 shares were reserved for future grants under the Inducement Plan.

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes the Company’s stock option activity:

		Options Outstanding
			Weighted	Weighted
			Average	Average	Aggregate
	Shares	Number of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value

Balances at December 31, 2007	817	4,036	6.75
Increase in authorized shares	1,471
Options granted	(2,607)	2,607	3.07
Options canceled	1,226	(1,226)	6.89
Repurchase of early exercised	28	—	0.75
Options exercised	—	(287)	0.81

Balances at December 31, 2008	935	5,130	5.18
Increase in authorized shares	1,706
Options granted	(2,211)	2,211	0.89
Options canceled	2,224	(2,224)	5.15
Options exercised	—	(276)	0.69

Balances at December 31, 2009	2,654	4,841	3.49
Increase in authorized shares	3,911
Options granted	(4,841)	4,841	1.30
Options canceled	2,424	(2,424)	3.66
Options exercised	—	(330)	0.87

Balances at December 31, 2010	4,148	6,928	$2.02	4.70	$4,931

Options vested and expected to vest at December 31, 2010		5,509	$2.21	4.58	$3,831
Options exercisable at December 31, 2010		1,815	$3.95	3.62	$870

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price

$ 0.42 - $ 0.89	777	3.68	$0.78	453	$0.78
$ 0.97 - $ 1.14	1,029	5.05	1.07	211	1.06
$ 1.16 - $ 1.18	85	4.93	1.17	9	1.17
$ 1.19 - $ 1.19	1,030	4.69	1.19	—	—
$ 1.21 - $ 1.21	1,250	5.01	1.21	—	—
$ 1.23 - $ 1.51	832	5.35	1.35	105	1.47
$ 1.60 - $ 1.77	735	5.81	1.76	—	—
$ 1.83 - $ 4.81	790	3.34	4.18	665	4.28
$ 4.96 - $11.66	377	4.00	9.26	350	9.50
$11.88 - $11.88	23	5.56	11.88	22	11.88

$ 0.42 - $11.88	6,928	4.70	$2.02	1,815	$3.95

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $2.07 per share at December 31, 2010. The total intrinsic value of awards exercised during the years ended December 31, 2010, 2009 and 2008 was $142, $111 and $906, respectively.

Adoption of ASC 718

The Company adopted ASC 718 on January 1, 2006. Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2010	2009	2008

Dividend yield	—%	—%	—%
Risk-free interest rate	1.15%	1.43%	2.34%
Expected term (years)	3.12	3.19	4.08
Expected volatility	77%	59%	43%

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the year ended December 31, 2010, 2009 and 2008 was $0.67 and $0.37 and $1.15 per share, respectively.

ASC 718 requires nonpublic companies that used the minimum value method under prior guidance to apply the prospective transition method of ASC 718. Prior to adoption of ASC 718, the Company used the minimum value method, and it therefore has not restated its financial results for prior periods. Under the prospective method, stock-

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation expense for the years ended December 31, 2008, 2009 and 2010 includes compensation expense for (i) all new stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718, (ii) unmodified awards granted prior to but not vested as of December 31, 2005 accounted for under APB 25 and (iii) awards outstanding as of December 31, 2005 that were modified after the adoption of ASC 718.

The Company calculated employee stock-based compensation expense based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2010	2009	2008

Research and development	$480	$716	$714
Sales and marketing	217	564	5,174
General and administrative	871	1,646	2,097

Total stock-based compensation expense	$1,568	$2,926	$7,985

Consolidated net cash proceeds from option exercises were $287, $190 and $231 for the year ended December 31, 2010, 2009 and 2008, respectively. The Company realized no income tax benefit from stock option exercises during the year ended December 31, 2010, 2009 and 2008. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

At December 31, 2010, the Company had $2,649 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 3.16 years.

Restricted Stock

The Company did not grant any restricted stock during the years ended December 31, 2010 or 2009.

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

NOTE 11 —	INCOME TAXES

The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2010	2009	2008

United States	$(14,527)	$(15,514)	$(45,654)
Foreign	1,813	(520)	(57,912)

Loss before income taxes	$(12,714)	$(16,034)	$(103,566)

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax provision were as follows:

	Year Ended December 31,
Current:	2010	2009	2008

Federal	$—	$—	$52
State	(3)	(3)	2
Foreign	(1,311)	(2,921)	(3,835)

	(1,314)	(2,924)	(3,781)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	605	764	655

	605	764	655

Total:
Federal	—	—	52
State	(3)	(3)	2
Foreign	(706)	(2,157)	(3,180)

	$(709)	$(2,160)	$(3,126)

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2010	2009	2008

Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	—	—	—
Foreign rate differential	0.4	0.1	(0.1)
Research and development credit	1.5	1.5	0.3
Acquired in-process research and development	0.3	0.1	(0.4)
United Kingdom research and development refund	1.1	1.5	—
Withholding taxes	(3.7)	(4.3)	(0.4)
Goodwill impairment	—	—	(22.8)
Stock-based compensation	(1.0)	(3.6)	(3.9)
Dividend	—	(11.3)	—
Other	(0.1)	(2.7)	(0.3)
Valuation allowance	(38.1)	(28.8)	(9.4)

Effective tax rate	(5.6)%	(13.5)%	(3.0)%

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consist of the following:

	December 31, 2010			December 31, 2009
	US	Foreign	Total	US	Foreign	Total

Deferred tax assets:
Fixed assets	$—	$1,516	$1,516	$447	$1,501	$1,948
Net operating loss carryforwards	25,665	18,013	43,678	21,529	25,490	47,019
Accruals, reserves and other	2,432	93	2,525	1,596	215	1,811
Foreign tax credit	5,221	—	5,221	2,642	—	2,642
Stock-based compensation	1,580	75	1,655	2,166	141	2,307
Research and development credit	1,948	—	1,948	1,896	—	1,896
Other	3,517	11	3,528	3,332	26	3,358

Total deferred tax assets	$40,363	$19,708	$60,071	$33,608	$27,373	$60,981
Deferred tax liabilities:
Macrospace and iFone intangible assets	$—	$(76)	$(76)	$—	$(243)	$(243)
MIG intangible assets	—	(1,242)	(1,242)	—	(1,780)	(1,780)
Superscape intangible assets	—	—	—	(2,052)	(37)	(2,089)
Fixed assets	(1,075)	—	(1,075)	—	—	—
Other	—	(10)	(10)	—	(24)	(24)

Net deferred tax assets	39,288	18,380	57,668	31,556	25,289	56,845

Less valuation allowance	(39,288)	(19,496)	(58,784)	(31,556)	(26,978)	(58,534)

Net deferred tax liability	$—	$(1,116)	$(1,116)	$—	$(1,689)	$(1,689)

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

At December 31, 2010, the Company has net operating loss carryforwards of approximately $65,539 and $57,967 for federal and state tax purposes, respectively. These carryforwards will expire from 2011 to 2030. In addition, the Company has research and development tax credit carryforwards of approximately $1,995 for federal income tax purposes and $1,914 for California tax purposes. The federal research and development tax credit carryforwards will begin to expire in 2021. The California state research credit will carry forward indefinitely. The Company has approximately $5,213 of foreign tax credit carryforwards that will expire beginning in 2017, and approximately $12 of state alternative minimum tax credits that will carryforward indefinitely. In addition, at December 31, 2010, the Company has net operating loss carryforwards of approximately $66,481 for United Kingdom tax purposes.

The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382. Total net operating losses of $66,481 are available in the United Kingdom, however, of those losses $66,364 are limited and

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2010	2009	2008

Beginning balance	$2,899	$2,406	$2,208
Reductions of tax positions taken during previous years	(49)	(33)	(256)
Additions based on uncertain tax positions related to the current period	417	502	401
Additions based on uncertain tax positions related to prior periods	59	24	53

Ending balance	$3,326	$2,899	$2,406

As of December 31, 2010, approximately $73 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. A portion of this amount, if recognized, would adjust the Company’s deferred tax assets which are subject to valuation allowance. The Company does not anticipate any significant changes to its uncertain tax positions within the next twelve months. As of December 31, 2009, approximately $90 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $3,630 of interest and penalties on uncertain tax positions as of December 31, 2010, as compared to $3,279 as of December 31, 2009. Approximately $239 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2010.

One of the Company’s subsidiaries in China has received the High & New Technology Enterprise qualification from the Ministry of Science and Technology, and also the Software Enterprise Qualification from the Ministry of Industry and Information Technology. During the third quarter of 2010, the State Administration of Taxation approved the Company’s application to apply the favorable tax benefits to operations beginning January 1, 2009. The Company has revalued certain deferred tax assets and liabilities during the quarter, and certain taxes that were expensed in 2009 were refunded in 2010, and the tax benefit was recognized. However, in the event that circumstances change and the Company no longer meets the requirements of the original qualification, the Company would need to revalue certain deferred tax assets and liabilities.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom and China. The Company’s federal tax return is open by statute for tax years 2001 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2001 and forward. The statute of limitations for the Company’s 2008 tax return in the United Kingdom will close in 2011. The Company’s China income tax returns are open by statute for tax years 2005 and forward. In practice, a tax audit, examination or tax assessment notice issued by the Chinese tax authorities does not represent finalization or closure of a tax year.

NOTE 12 —	SEGMENT REPORTING

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

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance. Accordingly, the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.

A breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Year Ended December 31,
	2010	2009	2008

Feature phone	$54,475	$74,999	$89,740
Smartphone	9,870	4,345	27

	$64,345	$79,344	$89,767

The Company generates its revenues in the following geographic regions:

	Year Ended December 31,
	2010	2009	2008

United States of America	$28,909	$37,918	$43,046
China	5,962	7,676	8,883
Americas, excluding the USA	9,385	10,278	9,588
EMEA	17,332	20,570	25,187
Other	2,757	2,902	3,063

	$64,345	$79,344	$89,767

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2010	2009	2008

Americas	$1,013	$2,194	$3,208
EMEA	714	700	790
Other	407	450	863

	$2,134	$3,344	$4,861

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	RESTRUCTURING

Restructuring information as of December 31, 2010 was as follows:

	Restructuring
	2010		2009		2008
		Facilities		Facilities		Facilities	Superscape
	Workforce	Related	Workforce	Related	Workforce	Related	Plan	Total

Balance as of January 1, 2009	$—	$—	$—	$—	$100	$443	$457	$1,000
Charges to operations	—	—	1,009	867	—	—	—	1,876
Non Cash Adjustments	—	—	—	(62)	—	—	(11)	(73)
Charges settled in cash	—	—	(380)	(68)	(100)	(443)	(406)	(1,397)

Balance as of December 31, 2009	—	—	629	737	—	—	40	1,406
Charges to operations	1,540	1,854	—	235	—	—	—	3,629
Non Cash Adjustments	—	(269)	—	—	—	—	(3)	(272)
Charges settled in cash	(1,244)	—	(629)	(414)	—	—	(14)	(2,301)

Balance as of December 31, 2010	$296	$1,585	$—	$558	$—	$—	$23	$2,462

During 2008, 2009 and 2010, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2010 restructuring plan included $1,540 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $1,854 related primarily to facility related charges resulting from the relocation of the Company’s corporate headquarters to San Francisco. These amounts were partially offset by a $269 non-cash adjustment, primarily relating to a write down in fixed assets associated with the restructuring of the Company’s former United Sates headquarters. Since the inception of the 2009 restructuring plan through December 31, 2010, the Company incurred $2,111 in restructuring charges. These charges included $1,009 of workforce related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $1,102 of facility related charges, comprised of $944 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. These amounts were partially offset by a $62 non-cash adjustment, primarily relating to a write down in fixed assets associated with the restructuring of the Company’s EMEA headquarters. Since the inception of the 2008 restructuring plan through December 31, 2010, the Company incurred $1,744 in restructuring charges. These charges included $989 related to employee severance and benefit arrangements due to the termination of employees in France, Hong Kong, Sweden, the United Kingdom and the United States and $755 related to vacated office space at the Company’s headquarters. The Company does not expect to incur any additional charges under the 2009 and 2008 restructuring plans.

As of December 31, 2010, the Company’s remaining restructuring liability of $2,462 was comprised of $296 of severance and benefits payments due to former executives, which are due to be paid during 2011, and $2,166 of facility related costs that are expected to be paid over the remainder of the lease terms of one to two years. However, any changes in the assumptions used in the Company’s vacated facility accrual could result in additional charges in the future. As of December 31, 2010, approximately $773 of facility costs included in the above table were classified as other long-term liabilities. As of December 31, 2009, the Company’s remaining restructuring liability of $1,406 was comprised of $629 of severance and benefit payments due to the Company’s former Chief Executive Officer, which were paid in the first quarter of 2010, and $777 of facility related costs.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2011, the Company anticipates incurring approximately $600 of restructuring charges related to employee severance and benefit arrangements associated with the terminations of employees in China, Russia and the United Kingdom and facility related charges in China and Russia.

NOTE 14 —	QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2009 and 2010. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2009					2010
	March 31	June 30	September 30		December 31	March 31	June 30	September 30		December 31
	(In thousands)

Revenues	$20,775	$19,872	$19,645		$19,052	$17,289	$15,952	$15,468		$15,636
Cost of revenues:
Royalties	5,813	5,667	5,302		5,047	4,691	4,280	3,934		3,738
Impairment of prepaid royalties and guarantees	—	589	513	(a)	5,489	—	663	—		—
Amortization of intangible assets	2,848	1,412	1,420		1,412	1,228	1,006	1,009		983

Total cost of revenues	8,661	7,668	7,235		11,948	5,919	5,949	4,943		4,721

Gross profit	12,114	12,204	12,410		7,104	11,370	10,003	10,525		10,915

Operating expenses:
Research and development	6,397	6,648	6,662		6,268	6,661	6,229	5,858		6,432
Sales and marketing	4,112	3,546	3,556		3,188	2,971	2,437	2,692	(C)	4,040
General and administrative	4,485	3,905	3,986		3,895	3,813	3,052	3,107		3,136
Amortization of intangible assets	51	51	58		55	55	52	53		45
Restructuring charge	—	513	919		444	594	693	—		2,342

Total operating expenses	15,045	14,663	15,181		13,850	14,094	12,463	11,710		15,995

Income (loss) from operations	(2,931)	(2,459)	(2,771)		(6,746)	(2,724)	(2,460)	(1,185)		(5,080)
Interest and other income (expense), net	(807)	457	(300)		(477)	(631)	(560)	86		(160)

Loss before income taxes and minority interest	(3,738)	(2,002)	(3,071)		(7,223)	(3,355)	(3,020)	(1,099)		(5,240)
Income tax benefit (provision)	(2,019)	464	(917	)(b)	312	(301)	(198)	(504	)(d)	294

Net loss	$(5,757)	$(1,538)	$(3,988)		$(6,911)	$(3,656)	$(3,218)	$(1,603)		$(4,946)

Net loss per share — basic and diluted	$(0.19)	$(0.05)	$(0.13)		$(0.23)	$(0.12)	$(0.10)	$(0.04)		$(0.11)

(a)	The impairment of prepaid royalties and guarantees of $5,489 recorded in the fourth quarter of 2009 was primarily related to large distribution deals in EMEA and several global properties that did not perform as expected.

(b)	The income tax benefit of $312 in the fourth quarter of 2009 was primarily related to inter-period tax allocations recorded in the previous quarters of 2009.

(c)	Sales and marketing expense of $4,040 in the fourth quarter of 2010 was related to increased marketing promotions costs associated with the launch of freemium game titles during the period.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	The income tax benefit of $294 in the fourth quarter of 2010 was primarily related to the China State Administration of Taxation approval of the Company’s application to apply the favorable tax benefits to operations beginning January 1, 2009. The Company thus revalued certain deferred tax assets and liabilities during the quarter, and certain taxes that were expensed in 2009 were refunded in 2010 and the tax benefit was recognized.

NOTE 15 —	SUBSEQUENT EVENTS

On February 2, 2011, the Company entered into a fourth amendment to the Credit Facility which waives the Company’s default in maintaining minimum levels of EBITDA specified in the loan agreement for the period beginning October 1, 2010 and ending December 31, 2010. Prior to this date, the Company was in compliance with all covenants under the Credit Facility. This amendment also removed the EBITDA financial covenants from the loan agreement in its entirety and replaced these covenants with a net cash covenant, which requires the Company to maintain at least $10,000 in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that is owed to the lender under the Loan Agreement.

In January 2011, the Company sold in an underwritten public offering an aggregate of 8,415 shares of its common stock for net proceeds of approximately $15,900 after underwriting discounts and commissions and offering expenses (see Note 9).

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

This report is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, whereas non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors. Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors. We disclose amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website.

EXECUTIVE OFFICERS

The following table shows Glu’s executive officers as of March 1, 2011 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Niccolo M. de Masi	30	President, Chief Executive Officer and Director
Eric R. Ludwig	41	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Assistant Secretary
Kal Iyer	41	Senior Vice President, Research and Development
Giancarlo Mori	54	Chief Creative Officer

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

Eric R. Ludwig has served as our Senior Vice President, Chief Financial Officer and Assistant Secretary since August 2008, has served as our Chief Administrative Officer since September 2010, served as our Vice President, Finance, Interim Chief Financial Officer and Assistant Secretary from May 2008 to August 2008, served as our Vice President, Finance and Assistant Secretary since July 2006, served as our Vice President, Finance since April 2005, and served as our Director of Finance from January 2005 to April 2005. Prior to joining us, from January 1996 to January 2005, Mr. Ludwig held various positions at Instill Corporation, an on-demand supply chain software company, most recently as Chief Financial Officer, Vice President, Finance and Corporate Secretary. Prior to Instill, Mr. Ludwig was Corporate Controller at Camstar Systems, Inc., an enterprise manufacturing execution and quality systems software company, from May 1994 to January 1996. He also worked at Price Waterhouse L.L.P. from May 1989 to May 1994. Mr. Ludwig holds a B.S. in commerce from Santa Clara University and is a Certified Public Accountant (inactive).

Kal Iyer has served as our Senior Vice President, Research and Development since July 2010. Mr. Iyer joined Glu in 2003 and has held increasingly senior positions in Glu’s research, development and engineering organization. Prior to joining us, Mr. Iyer worked at Pumatech International where he architected and built the infrastructure for mobile browsing. Prior to Pumatech, Mr. Iyer consulted for several Fortune 500 companies. Mr. Iyer holds a B.S. in mathematics from Jabalpur University, India.

Giancarlo Mori has served as our Chief Creative Officer since August 2010. Prior to joining us, Mr. Mori served as the Senior Vice President, Development at Skyrockit, a mobile entertainment agency, from February 2010 to June 2010. Prior to that, Mr. Mori served as the Senior Vice President, Interactive at Animal Logic, a digital visual effects company, from May 2008 to December 2009. Previously, Mr. Mori worked as an executive consultant to a number of game/entertainment/new media startups from December 2007 to May 2008. Prior to that, Mr. Mori served as the Vice President of Production, North American Studios at Activision, Inc. from August 2004 to December 2007 where he led the development of numerous titles based on original intellectual property as well as established franchises. Mr. Mori holds an MSc. from the University of Florence.

Item 11.	Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 52.

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

GLU MOBILE INC.

By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi,
President and Chief Executive Officer

Date: March 21, 2011

By:	/s/ Eric R. Ludwig
Eric R. Ludwig,
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

Date: March 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Niccolo M. de Masi Niccolo M. de Masi	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2011

/s/ Eric R. Ludwig Eric R. Ludwig	Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 21, 2011

/s/ William J. Miller William J. Miller	Chairman of the Board	March 21, 2011

/s/ Matthew A. Drapkin Matthew A. Drapkin	Director	March 21, 2011

/s/ Ann Mather Ann Mather	Director	March 21, 2011

Signature	Title	Date

/s/ Hany M. Nada Hany M. Nada	Director	March 21, 2011

/s/ A. Brooke Seawell A. Brooke Seawell	Director	March 21, 2011

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	March 21, 2011

/s/ Benjamin T. Smith, IV Benjamin T. Smith, IV	Director	March 21, 2011

Exhibit Index

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of November 28, 2007, by and among Glu Mobile Inc., Maverick Acquisition Corp., Awaken Limited, Awaken (Beijing) Communications Technology Co. Ltd., Beijing Zhangzhong MIG Information Technology Co. Ltd., Beijing Qinwang Technology Co. Ltd., each of Wang Bin, Wang Xin and You Yanli, and Wang Xin, as Representative (the “MIG Merger Agreement”).	8-K	001-33368	2.01	12/03/07
2.02	Amendment to the MIG Merger Agreement.	8-K	001-33368	2.01	12/30/08
2.03	Recommended Cash Offer by Glu Mobile Inc. for Superscape Group plc.	8-K	001-33368	2.01	01/25/08
2.04	Form of Acceptance, Authority and Election by Glu Mobile Inc. for Superscape Group plc.	8-K	001-33368	2.02	01/25/08
3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07
3.02	Amended and Restated Bylaws of Glu Mobile Inc.	8-K	001-33368	99.01	10/28/08
4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07
4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 29, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc. and the Amendment No. 1 and Joinder to the Amended and Restated Investor Rights Agreement dated May 5, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc.	S-1	333-139493	4.02	12/19/06
10.01	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of June 15, 2009.	8-K	001-33368	10.01	06/15/09
10.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07
10.03(A)#	2007 Equity Incentive Plan, as amended.	10-Q	001-33368	10.02	08/09/10
10.03(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement, (d) Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement and (e) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07
10.04#	2007 Employee Stock Purchase Plan, as amended and restated on July 1, 2009.	10-Q	001-33368	10.01	11/09/09
10.05#	2008 Equity Inducement Plan, as amended and restated on December 28, 2009, and forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/31/10

		Incorporated by Reference
Exhibit						Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit		Date	Herewith

10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05		08/14/08
10.07#	Form of Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and each of Kevin S. Chou, Alessandro Galvagni, Eric R. Ludwig and Thomas M. Perrault.	10-K	001-33368	10.08		03/13/09
10.08#	Glu Mobile Inc. 2010 Executive Bonus Plan.	8-K	001-33368	99.01		08/03/10
10.09#	Glu Mobile Inc. 2011 Executive Bonus Plan.	8-K	001-33368	99.03		02/07/11
10.10#	Employment Agreement for Niccolo M. de Masi, dated December 28, 2009.	8-K	001-33368	99.02		01/04/10
10.11#	Change of Control Severance Agreement, dated as of December 28, 2009, by and between Glu Mobile Inc. and Niccolo M. de Masi.	8-K	001-33368	99.03		01/04/10
10.12#	Summary of Compensation Terms of Eric R. Ludwig.						X
10.13#	Summary of Compensation Terms of Kal Iyer.	10-Q	001-33368	10.06		11/10/10
10.14#	Summary of Compensation Terms of Giancarlo Mori.						X
10.15#	Transitional Employment Agreement, dated as of September 28, 2010, by and between Glu Mobile Inc. and Kevin S. Chou.	8-K	001-33368	99.04		10/04/10
10.16#	Description of Retention Arrangements with Alessandro Galvagni and Eric R. Ludwig.	10-Q	001-33368	10.03		11/09/09
10.17#	Non-Employee Director Compensation Program.						X
10.18	Lease Agreement at San Mateo Centre II and III dated as of January 23, 2003, as amended on June 26, 2003, December 5, 2003, October 11, 2004 and May 31, 2005, by and between CarrAmerica Realty, L.P. and Glu Mobile Inc.	S-1	333-139493	10.05		12/19/06
10.19	Sublease dated as of August 22, 2007, between Oracle USA, Inc., and Glu Mobile Inc.	8-K	001-33368	10.1		08/28/07
10.20	Sub-sublease, dated as of September 29, 2010, by and between Appirio, Inc. and Glu Mobile Inc.	8-K	001-33368	99.03		10/04/10
10.21	Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.01		10/04/10
10.22	First Amendment to Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.02		10/04/10
10.23+	BREW Application License Agreement dated as of February 12, 2002 by and between Cellco Partnership (d.b.a. Verizon Wireless) and Glu Mobile Inc.	S-1/A	333-139493	10	.11.1	01/10/07
10.24+	BREW Developer Agreement dated as of November 2, 2001, as amended, by and between Qualcomm Inc. and Glu Mobile Inc.	S-1/A	333-139493	10	.11.2	01/10/07
10.25	Form of Warrant dated as of May 2, 2006 by and between Pinnacle Ventures I Equity Holdings LLC and Glu Mobile Inc., by and between Pinnacle Ventures I Affiliates, L.P. and Glu Mobile Inc., and by and between Pinnacle Ventures II Equity Holdings, LLC and Glu Mobile Inc.	S-1	333-139493	10.20		12/19/06

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.26	Purchase Agreement, dated as of June 30, 2010, by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	99.01	07/06/10
10.27	Form of Warrant by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	4.01	07/06/10
10.28	Form of Registration Rights Agreement by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	4.02	07/06/10
10.29	Second Amendment to Loan and Security Agreement between Glu Mobile Inc. and Silicon Valley Bank, dated November 4, 2008.	8-K	001-33368	10.01	11/04/08
10.30	Amended and Restated Loan and Security Agreement dated as of December 29, 2008, among Silicon Valley Bank, Glu Mobile Inc., Glu Games Inc. and Superscape Inc	8-K	001-33368	10.06	12/30/08
10.31	Amendment No. 1 to Amended and Restated Loan and Security Agreement by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank	8-K	001-33368	99.01	08/24/09
10.32	Amendment No. 2 to Amended and Restated Loan and Security Agreement by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank	8-K	001-33368	99.01	02/10/10
10.33	Amendment No. 3 to Amended and Restated Loan and Security Agreement by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank	8-K	001-33368	99.01	03/22/10
10.34	Amendment No. 4 and Limited Waiver to Amended and Restated Loan and Security Agreement by and among Glu Mobile Inc., Glu Games Inc., Superscape Inc. and Silicon Valley Bank	8-K	001-33368	99.01	02/07/11
21.01	List of Subsidiaries of Glu Mobile Inc.					X
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

#	Indicates management compensatory plan or arrangement.

+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933 and Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.