Form 10-Q
period 2011-03-31
GLU MOBILE INC
filed 2011-05-05
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 001-33368
Glu Mobile Inc.
(Exact name of the Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2143667 (I.R.S. Employer Identification No.)
45 Fremont Street, Suite 2800
San Francisco, California 94105
(Address of Principal Executive Offices, including Zip Code)
(415) 800-6100
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 3, 2011: 53,870,646

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$24,388	$12,863
Accounts receivable, net	11,968	10,660
Prepaid royalties	1,083	2,468
Prepaid expenses and other	1,687	2,557

Total current assets	39,126	28,548
Property and equipment, net	2,645	2,134
Other long-term assets	634	574
Intangible assets, net	8,006	8,794
Goodwill	4,796	4,766

Total assets	$55,207	$44,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,370	$5,666
Accrued liabilities	923	939
Accrued compensation	3,219	4,414
Accrued royalties	6,015	7,234
Accrued restructuring	1,384	1,689
Deferred revenues	1,577	842
Current portion of long-term debt	—	2,288

Total current liabilities	19,488	23,072
Other long-term liabilities	7,847	7,859

Total liabilities	27,335	30,931

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at March 31, 2011 and December 31, 2010; 53,817 and 44,585 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5	4
Additional paid-in capital	220,643	203,464
Accumulated other comprehensive income	1,138	1,159
Accumulated deficit	(193,914)	(190,742)

Total stockholders’ equity	27,872	13,885

Total liabilities and stockholders’ equity	$55,207	$44,816

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$16,426	$17,289
Cost of revenues:
Royalties and impairment of prepaid royalties and guarantees	3,840	4,691
Amortization of intangible assets	817	1,228

Total cost of revenues	4,657	5,919

Gross profit	11,769	11,370

Operating expenses:
Research and development	7,166	6,661
Sales and marketing	3,757	2,971
General and administrative	2,934	3,813
Amortization of intangible assets	—	55
Restructuring charge	490	594

Total operating expenses	14,347	14,094

Loss from operations	(2,578)	(2,724)
Interest and other income/(expense), net:
Interest income	22	7
Interest expense	(40)	(304)
Other income/(expense), net	198	(334)

Interest and other income/(expense), net	180	(631)

Loss before income taxes	(2,398)	(3,355)
Income tax provision	(774)	(301)

Net loss	$(3,172)	$(3,656)

Net loss per common share — basic and diluted:	$(0.06)	$(0.12)

Weighted average common shares outstanding — basic and diluted	52,048	30,458

Stock-based compensation expense included in:
Research and development	$100	$164
Sales and marketing	66	73
General and administrative	231	287
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,172)	$(3,656)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and accretion	427	563
Amortization of intangible assets	817	1,283
Stock-based compensation	397	524
Interest expense on debt	2	265
Amortization of loan agreement costs	38	39
Non-cash foreign currency remeasurement loss/(gain)	(198)	332
Impairment of prepaid royalties and guarantees	371	—
Changes in allowance for doubtful accounts	101	212
Changes in operating assets and liabilities:
Accounts receivable	(1,324)	2,286
Prepaid royalties	928	1,409
Prepaid expenses and other assets	886	265
Accounts payable	243	(370)
Other accrued liabilities	(15)	72
Accrued compensation	(493)	708
Accrued royalties	(1,308)	(2,364)
Deferred revenues	735	258
Accrued restructuring charge	(500)	(582)
Other long-term liabilities	(56)	326

Net cash (used in)/provided by operating activities	(2,121)	1,570

Cash flows from investing activities:
Purchase of property and equipment	(478)	(108)

Net cash used in investing activities	(478)	(108)

Cash flows from financing activities:
Proceeds from line of credit	—	11,797
Payments on line of credit	(2,288)	(13,341)
Net proceeds from Public Offering	15,872	—
MIG loan payments	(698)	—
Proceeds from exercise of warrants	750	—
Proceeds from exercise of stock options and ESPP	306	156

Net cash provided by/(used in) in financing activities	13,942	(1,388)

Effect of exchange rate changes on cash	182	(110)

Net increase/(decrease) in cash and cash equivalents	11,525	(36)
Cash and cash equivalents at beginning of period	12,863	10,510

Cash and cash equivalents at end of period	$24,388	$10,474

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
The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $193,914 as of March 31, 2011. For the three months ended March 31, 2011, the Company incurred a net loss from operations of $3,172. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve its intended business objectives.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 21, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2011 and its results of operations for the three ended March 31, 2011 and 2010, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2011 has been derived from the unaudited condensed consolidated financial statements as of that date.
Basis of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable.
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
The following table summarizes the revenues from customers that accounted for in excess of 10% of the Company’s revenues for the periods indicated:

	Three Months Ended
	March 31,
	2011		2010
Verizon Wireless	*	%	18.0%
Apple	15.7		*

*	Revenues from the customer were less than 10% during the period.

At March 31, 2011, Verizon Wireless accounted for 13.1%, Apple accounted for 10.7% and Telecomunicaciones Movilnet accounted for 10.0% of total accounts receivable. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable.
Net Loss Per Share
The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding.

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(3,172)	$(3,656)

Basic and diluted shares:
Weighted average common shares outstanding	52,048	30,459
Weighted average unvested common shares subject to repurchase	—	(1)

Weighted average shares used to compute basic and diluted net loss per share	52,048	30,458

Net loss per share — basic and diluted	$(0.06)	$(0.12)
The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2011	2010
Warrants to purchase common stock	6,693	106
Unvested common shares subject to repurchase	—	1
Options to purchase common stock	6,996	5,734

	13,689	5,841

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASC ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other (“ASU 2010-28”). ASU 2010-28 which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We do not expect the adoption of ASU 2010-28 to have a material impact on our condensed consolidated financial statements.
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

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Effective January 1, 2010, the Company adopted ASU 2010-06, which amended ASC 820 to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The adoption of the amended disclosure requirements for fair value measurements did not affect the disclosures because the Company did not transfer financial assets or liabilities between levels in the fair value hierarchy. The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of March 31, 2011, the Company had $24,388 in cash and cash equivalents.
Note 3 — Balance Sheet Components
Accounts Receivable

	March 31,	December 31,
	2011	2010
Accounts receivable	$12,573	$11,164
Less: Allowance for doubtful accounts	(605)	(504)

	$11,968	$10,660

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three months ended March 31, 2011 and 2010.
Property and Equipment

	March 31,	December 31,
	2011	2010
Computer equipment	$5,282	$4,974
Furniture and fixtures	501	487
Software	3,498	2,919
Leasehold improvements	2,489	2,392

	11,770	10,772
Less: Accumulated depreciation and amortization	(9,125)	(8,638)

	$2,645	$2,134

Depreciation expense for the three months ended March 31, 2011 and March 31, 2010 was $427 and $563, respectively.
Other Long-Term Liabilities

	March 31,	December 31,
	2011	2010
Uncertain tax position obligations	5,028	4,991
Deferred income tax liability	1,178	1,170
Restructuring	578	773
Other	1,063	925

	$7,847	7,859

Note 4 — Goodwill and Intangible Assets
The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2011 and December 31, 2010 were as follows:

		March 31, 2011			December 31, 2010
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$13,638	$(13,638)	$—	$13,545	$(13,545)	$—
Catalogs	1 yr	1,247	(1,247)	—	1,203	(1,203)	—
ProvisionX Technology	6 yrs	205	(205)	—	198	(198)	—
Carrier contract and related relationships	5 yrs	18,940	(11,218)	7,722	18,832	(10,352)	8,480
Licensed content	5 yrs	2,851	(2,851)	—	2,829	(2,810)	19
Service provider license	9 yrs	449	(165)	284	446	(151)	295
Trademarks	3 yrs	549	(549)	—	547	(547)	—

		37,879	(29,873)	8,006	37,600	(28,806)	8,794

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,330	(1,330)	—	1,283	(1,283)	—
Noncompete agreement	2 yrs	582	(582)	—	562	(562)	—

		1,912	(1,912)	—	1,845	(1,845)	—

Total intangibles assets		$39,791	$(31,785)	$8,006	$39,445	$(30,651)	$8,794

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended March 31, 2011 and 2010, the Company recorded amortization expense in the amounts of $817 and $1,228 respectively, in cost of revenues. During the three months ended March 31, 2011 and 2010, the Company recorded amortization expense in the amounts of zero and $55, respectively, in operating expenses.
As of March 31, 2011, the total expected future amortization related to intangible assets was as follows:

Amortization
Included in
Cost of
Year Ending December 31,	Revenues
2011 (remaining nine months)	$2,102
2012	2,802
2013	2,732
2014	272
2015 and thereafter	98

$8,006

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
Goodwill by geographic region for the periods indicated was as follows:

	March 31, 2011				December 31, 2010
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$24,871	$25,354	$24,039	$74,264	$24,871	$25,354	$23,881	$74,106
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	—	—	4,766	4,766	—	—	4,608	4,608
Goodwill Acquired during the year	—	—	—	—	—	—	—	—
Effects of Foreign Currency Exchange	—	—	30	30	—	—	158	158

Balance as of period ended:	—	—	4,796	4,796	—	—	4,766	4,766
Goodwill	24,871	25,354	24,069	74,294	24,871	25,354	24,039	74,264
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$—	$—	$4,796	$4,796	$—	$—	$4,766	$4,766

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
The Company has three geographic segments comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of March 31, 2011, the Company had goodwill attributable to the APAC reporting unit. The Company performed an annual impairment review as of September 30, 2010 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow method and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method were determined using the Company’s best estimates as of the date of the impairment review.
Note 5 — Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating facility leases with various expiration dates through November 2013. Rent expense for the three months ended March 31, 2011 and 2010 was $562 and $665, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $353 and $379 at March 31, 2011 and December 31, 2010, respectively, and was included within other long-term liabilities

At March 31, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Year Ending December 31,	Payments	Income	Payments
2011 (remaining nine months)	$2,850	$554	$2,296
2012	2,725	391	2,334
2013	1,052	—	1,052

	$6,627	$945	$5,682

Minimum Guaranteed Royalties and Developer Commitments
The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreements regardless of actual game sales. The Company also has contracts with various external software developers (“third-party developers”) to design and develop games as part of its “Glu Partners” initiative. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Contractually, these payments are generally considered advances against subsequent royalties on the sales of the products. Future minimum royalty payments and developer commitments for those agreements as of March 31, 2011 were as follows:

	Minimum
	Guaranteed	Developer
Year Ending December 31,	Royalties	Commitments	Total
2011 (remaining nine months)	$159	$1,646	$1,805
2012 and thereafter	361	—	361

	$520	$1,646	$2,166

These minimum guaranteed royalty payments and developer commitments are included in both current and long-term prepaid and accrued royalties.
Income Taxes
As of March 31, 2011, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of March 31, 2011, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.
Indemnification Agreements
The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2011 or December 31, 2010.
In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2011 or December 31, 2010.

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
Note 6 — Debt
MIG Notes
In December 2007, the Company acquired MIG to accelerate its presence in China. In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes required that the Company pay off the remaining principal and interest in installments. In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. In January 2011, the Company paid $698 of taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders in China. As of March 31, 2011, the Company had fully repaid both the Earnout Notes and Special Bonus Notes.
Credit Facility
In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), which amended and superseded the Loan and Security Agreement that the Company had previously entered into with the lender in February 2007, as amended. On August 24, 2009 and February 10, 2010, the Company and the lender entered into amendments to the Credit Facility, which reduced certain of the minimum targets specified in the EBITDA-related covenant contained in the Credit Facility. The February 10, 2010 amendment also changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, the Company and the lender entered into a third amendment to the agreement which extended the maturity date of the Credit Facility from December 22, 2010 until June 30, 2011 and increased the interest rate for borrowings under the Credit Facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%. On February 2, 2011, the Company and the lender entered into a fourth amendment which waived the Company’s default in maintaining minimum levels of EBITDA specified in the Credit Facility for the period beginning October 1, 2010 and ending December 31, 2010. Prior to this date, the Company was in compliance with all covenants under the Credit Facility. This amendment also removed the EBITDA financial covenant from the Credit Facility in its entirety and replaced this covenant with a net cash covenant, which requires the Company to maintain at least $10,000 in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that is owed to the lender under the Credit Facility.
The Credit Facility provides for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The maximum amount available for borrowing under the Credit Facility was limited to $2,195 as of March 31, 2011. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries and are secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.
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
As of March 31, 2011, the Company was in compliance with all covenants of the Credit Facility, and had no borrowings outstanding under the Credit Facility.
Note 7 — Stockholders’ Equity
Public Offering
In January 2011, the Company sold in an underwritten public offering an aggregate of 8,415 shares of its common stock at a public offering price of $2.05 per share for net cash proceeds of approximately $15,872 after underwriting discounts and commissions and offering expenses. The underwriters of this offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets.
Shelf Registration Statement
In December 2010, the Securities and Exchange Commission declared effective the Company’s shelf registration statement which allows the Company to issue various types of debt and equity instruments, including common stock, preferred stock and warrants. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The ability to issue debt and equity is subject to market conditions and other factors impacting the Company’s borrowing capacity. The Company has a $30,000 limit on the amount securities that can be issued under this shelf registration statement and has utilized $17,250 of this amount as of March 31, 2011 pursuant to the public offering in January 2011 described above.
Private Placement
On August 2010, the Company completed a private placement of its common stock (the “2010 Private Placement”) in which it issued to the Investors (i) an aggregate of 13,495 shares of the Company’s common stock at $1.00 per share and (ii) warrants initially exercisable to purchase up to 6,748 shares of the Company’s common stock at $1.50 per share (the “Warrants”), for initial proceeds of approximately $13,218 net of issuance costs (excluding any proceeds the Company may receive upon exercise of the Warrants). Of this amount, $2,198 was allocated to the value of the Warrants and $11,020 was allocated to the common stock. All amounts are recorded within stockholders’ equity. In March 2011, one of the Investors fully exercised its warrant to purchase 500 shares of the Company’s common stock, and the Company received gross proceeds of $750 in connection with such exercise.
Warrants to Purchase Common Stock
The Warrants issued in connection with the 2010 Private Placement have an initial exercise price of $1.50 per share of common stock, can be exercised immediately, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events.

Warrants outstanding as of March 31, 2011 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	9.03	106
August 2010	5	$1.50	6,248

			6,354

Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income/(loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive loss for the three months ended March 31, 2011 and 2010 was $3,193 and $3,498, respectively.
Note 8 — Stock Option and Other Benefit Plans
2007 Equity Incentive Plan
In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the Company’s 2001 Stock Option Plan (the “2001 Plan”) that were unissued. In addition, shares that were not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan. On June 3, 2010, at the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2007 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2007 Plan by 3,000 shares. Furthermore, the number of shares available for grant and issuance under the 2007 Plan were increased automatically on January 1 of each of 2008 through 2011 by an amount equal to 3% of the Company’s shares outstanding on the immediately preceding December 31.
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
The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. As of March 31, 2011, 5,254 shares were available for future grants under the 2007 Plan.
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
As of March 31, 2011, 693 shares were available for issuance under the 2007 Purchase Plan.
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
As of March 31, 2011, 49 shares were reserved for future grants under the Inducement Plan.
Stock Option Activity
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2011:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2010	4,148	6,928	$2.02
Increase in authorized shares	1,338
Options granted	(464)	464	2.47
Options canceled	281	(281)	1.57
Options exercised	—	(149)	0.94

Balances at March 31, 2011	5,303	6,962	$2.10	4.68	$17,645

Options vested and expected to vest at March 31, 2011		5,646	$2.24	4.56	$13,887
Options exercisable at March 31, 2011		2,155	$3.54	3.70	$3,795
The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $4.32 per share as of March 31, 2011. Consolidated net cash proceeds from option exercises were $140 and $9 for the three months ended March 31, 2011 and 2010, respectively. The Company realized no significant income tax benefit from stock option exercises during the three months ended March 31, 2011 or 2010. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended
	March 31,
	2011	2010
Dividend yield	—%	—%
Risk-free interest rate	1.62%	1.35%
Expected volatility	63.5%	75.7%
Expected term (years)	4.00	3.22
The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $1.21 and $0.62, respectively.
The Company calculated employee stock-based compensation expense recognized in the three months ended March 31, 2011 and 2010 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended
	March 31,
	2011	2010
Research and development	$100	$164
Sales and marketing	66	73
General and administrative	231	287

Total stock-based compensation expense	$397	$524

As of March 31, 2011, the Company had $2,543 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, which will be recognized over a weighted average period of 3.05 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Note 9 — Income Taxes
The Company recorded an income tax provision of $774 and $301 for the three months ended March 31, 2011 and 2010, respectively, related to foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
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
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of March 31, 2011 and December 31, 2010, the total amount of unrecognized tax benefits was $3,280 and $3,326, respectively. As of March 31, 2011 and December 31, 2010, approximately $19 and $73, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $60 and $57 of interest on uncertain tax positions during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company had a liability of $3,713 and $3,630, respectively, related to interest and penalties for uncertain tax positions.
One of the Company’s subsidiaries in China has received the High & New Technology Enterprise qualification from the Ministry of Science and Technology, and also the Software Enterprise Qualification from the Ministry of Industry and Information Technology. During the third quarter of 2010, the State Administration of Taxation approved the Company’s application to apply the favorable tax benefits to operations beginning January 1, 2009. The Company has revalued certain deferred tax assets and liabilities during the quarter, and certain taxes that were expensed in 2009 were refunded in 2010, and the tax benefit was recognized. These qualifications are reviewed annually, and in the event that circumstances change and the Company no longer meets the requirements of the original qualification, the Company would need to revalue certain deferred tax assets and liabilities.
The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom and China. The Company’s federal tax return is open by statute for tax years 2001 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2001 and forward. The statute of limitations for the Company’s 2008 filed tax return in the United Kingdom will begin to expire (close) in 2011. The Company’s China income tax returns are open by statute for tax years 2005 and forward. In practice, a tax audit, examination or tax assessment notice issued by the Chinese tax authorities does not represent finalization or closure of a tax year.
Note 10 — Segment Reporting
ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information on a geographic basis, however these are included within one operating segment for purposes of allocating resources and evaluating financial performance.
Accordingly, the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.
A breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Feature phone	$10,478	$15,106
Smartphone	5,948	2,183

Revenues	$16,426	$17,289

The Company generates its revenues in the following geographic regions:

	Three Months Ended
	March 31,
	2011	2010
United States of America	$7,275	$8,249
China	1,427	1,600
Americas, excluding the USA	1,916	2,176
EMEA	5,071	4,662
Other	737	602

	$16,426	$17,289

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2011	2010
Americas	$1,624	$1,013
EMEA	592	714
Other	429	407

	$2,645	$2,134

Note 11 — Restructuring
Restructuring information as of March 31, 2011 was as follows:

	Restructuring
	2011		2010		2009
		Facilities		Facilities		Facilities	Superscape
	Workforce	Related	Workforce	Related	Workforce	Related	Plan	Total
Balance as of January 1, 2010	$—	$—	$—	$—	$629	$737	$40	$1,406
Charges to operations	—	—	1,540	1,854	—	235	—	3,629
Non Cash Adjustments	—	—	—	(269)	—	—	(3)	(272)
Charges settled in cash	—	—	(1,244)	—	(629)	(414)	(14)	(2,301)

Balance as of December 31, 2010	—	—	296	1,585	—	558	23	2,462
Charges to operations	369	93	28	—	—	—	—	490
Non Cash Adjustments	—	(86)	—	—	—	—	4	(82)
Charges settled in cash	(318)	(7)	(175)	(313)	—	(95)	—	(908)

Balance as of March 31, 2011	$51	$—	$149	$1,272	$—	$463	$27	$1,962

During 2009, 2010 and the first quarter of 2011, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The first quarter of 2011 restructuring plan included $369 of restructuring charges relating to employee termination costs in the Company’s APAC, Latin America, Russia and United Kingdom offices. The remaining restructuring charge of $93 related primarily to facility related charges resulting from vacating a portion of the Company’s Moscow offices, which includes an $86 non-cash adjustment relating to a write off of leasehold improvements. Since the inception of the 2010 restructuring plan through March 31, 2011, the Company incurred $1,568 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $1,854 related primarily to facility related charges resulting from the relocation of the Company’s corporate headquarters to San Francisco, which includes a $269 non-cash adjustment, primarily relating to a write off in fixed assets. Since the inception of the 2009 restructuring plan through March 31, 2011, the Company incurred $2,111 in restructuring charges. These charges included $1,009 of workforce related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $1,102 of facility related charges, comprised of $944 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. The Company does not expect to incur any additional charges under the 2009 restructuring plan.

As of March 31, 2011, the Company’s remaining restructuring liability of $1,962 was comprised of $200 of severance and benefits payments due to former executives and former employees in its Latin America offices, which are due to be paid during 2011, and $1,762 of facility related costs that are expected to be paid over the remainder of the lease terms of one to two years. As of March 31, 2011, approximately $578 of facility costs included in the above table were classified as other long-term liabilities. As of December 31, 2010, the Company’s remaining restructuring liability of $2,462 was comprised of $296 of severance and benefits payments due to former executives, of which $175 were paid in the first quarter of 2011, and $2,166 of facility related costs, which included $773 of facility costs that were classified as other long-term liabilities. The Company paid $408 of these facility costs during the first quarter of 2011.
Note 12 — Subsequent Events
On April 4, 2011, Ellen F. Siminoff, a member of the Board of Directors of the Company, informed the Company that she did not intend to stand for re-election at the Company’s 2011 Annual Meeting of Stockholders (the “Annual Meeting”), which is currently scheduled to be held on June 2, 2011. Ms. Siminoff will serve the remainder of her term that expires at the Annual Meeting. This decision was not related to any disagreement with the Company relating to its operations, policies or practices.
On April 20, 2011, the Company’s Board of Directors approved an amendment to the 2007 Plan to increase the number of shares that the Company may grant to an eligible participant under the 2007 Plan during any calendar year. The current limits are 333 shares for current employees and other participants and 667 shares for new employees and participants; the Company’s Board of Directors approved increasing these limits to 750 shares and 1,500 shares, respectively. The Company will be submitting this amendment to the 2007 Plan to its stockholders for approval at the Annual Meeting.
On April 29, 2011, the Company entered into a Development and Distribution Agreement with Full Fathom Five, LLC. Under this agreement, the Company and Full Fathom Five, LLC will collaborate on the development of four original concepts during the two-year term of the agreement. These concepts will serve as the basis of games to be created by the Company and books to be developed by Full Fathom Five, LLC, with the potential of also bringing these concepts to additional media such as television and film. The parties will share in the revenues generated from their respective commercial exploitation of the jointly developed concepts. In addition, the Company issued Full Fathom Five, LLC 51 shares of its unregistered and restricted common stock, representing $200 of common stock based on the $3.92 closing price for the Company’s common stock on The NASDAQ Global Market on April 28, 2011, as a minimum guarantee against future revenue sharing payments. The shares issued to Full Fathom Five, LLC are subject to vesting restrictions that lapse over two years. Matthew A. Drapkin, a member of the Company’s Board of Directors, owns 10% of the membership interests of Full Fathom Five, LLC. Glu’s Nominating and Governance Committee and its full Board of Directors (other than Mr. Drapkin) approved this transaction with Full Fathom Five, LLC in accordance with the requirements of the Company’s Related Party Transaction Policy.
On May 1, 2011, the Company entered into a Development, Distribution and Investment Agreement with Blammo Games, Inc. Under this agreement, Blammo Games, Inc. will develop two games over the next 12 months that the Company will publish, and the parties will share in the revenues generated from such games after the Company has recouped the advance payments it will make to Blammo Games, Inc. In addition, the Company received an option to purchase up to a 25% ownership interest in Blammo Games, Inc., which option expires on May 1, 2016.

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
• our expectations regarding the development of future products, including those for smartphones and tablets;
• our expectation that we will release 15 to 20 additional social, freemium games during 2011, of which approximately one-third will be developed by third parties pursuant to our Glu Partners program;
• our intention to focus our development efforts on social, freemium games and increase our use of in-game advertising, offers, micro-transactions and other monetization techniques with respect to the games we develop for smartphones and tablets;
• our expectation that the substantial majority of the social, freemium games that we are developing for smartphones will be based on our own intellectual property, which we believe will significantly enhance our margins and long-term value;
• our expectations regarding our revenues, including the expected decline in revenues from games we develop for feature phones in our traditional carrier-based business and our expectation that our smartphone revenues will surpass our feature phone revenues on a monthly run rate basis by the end of 2011 and that this transition will position us to return to overall revenue growth in the longer term;
• our expectations regarding our operating expenses, including anticipated increased spending on sales and marketing and research and development initiatives during 2011 compared to 2010;
• our intention to utilize a significant portion of the net proceeds from our underwritten public offering that we completed in January 2011 to further the development of our global social gaming community, including with respect to our Glu Games Network and Glu Partners initiatives;
• our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;
• our assessments and estimates that determine our effective tax rate and valuation allowance; and
• our belief that our cash and cash equivalents, borrowings under our revolving credit facility and cash flows from operations, if any, will be sufficient to meet our cash needs for at least the next 12 months.
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
Overview
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the first quarter of 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
Financial Results and Trends
Revenues for the three months ended March 31, 2011 were $16.4 million, a 5% decrease compared to the three months ended March 31, 2010, in which we reported revenues of $17.3 million. This decrease in revenues was primarily due to the continued migration of users from feature phones to smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system, which offer enhanced functionality and our shift in our product development focus towards developing new titles for smartphone devices. We believe that the transition from feature phone to smartphone devices will continue to accelerate for the remainder of 2011 and for the foreseeable future as consumers increasingly upgrade their phones. In addition, we intend to release fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. Because we still expect feature phone revenues to likely comprise the majority of our revenues for 2011, we expect that our revenues for 2011 will likely decline compared with 2010.
For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile and Palm’s App Catalog. Although we have experienced certain successes on these digital storefronts, particularly with respect to the Apple App Store, our smartphone revenue only accounted for approximately 36% and 13% of our revenues for the three months ended March 31, 2011 and March 31, 2010, respectively. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of social, mobile “freemium” games — games that are downloadable without an initial charge, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our social, freemium games are generally designed to be persistent through regular content updates. We believe this approach will enable us to build and grow a longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to have the substantial majority of our social, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.
Although we expect our revenues from smartphones and tablets to increase in 2011 as compared to 2010, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones, and therefore in 2011 we expect that our total revenues will likely decline from our 2010 revenues. However, we believe that our smartphone revenues will surpass our feature phone revenues on a monthly run rate basis by the end of 2011 and that this transition will position us to return to overall revenue growth in the longer term. Significantly growing our revenues from smartphones and tablets may be challenging for us for several reasons, including: (1) the current uncertainty regarding whether we can include certain types of offers in our games sold on the Apple App Store, which offers currently account for a significant portion of our smartphone revenues; (2) the open nature of many of the smartphone and tablet storefronts substantially increases the number of our competitors and competitive products; (3) we have only recently concentrated our efforts on developing and marketing social, freemium games; (4) our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertizing and offers may cause us to have difficulty optimizing the monetization of our freemium games; (5) we historically have had limited success in generating significant revenues from games based on our own intellectual property rather than licensed brands; (6) our social, freemium games may not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts or a failure to achieve prominent storefront featuring for such games; and (7) we have a limited ability to invest heavily in this strategy.

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
Our net loss in the three months ended March 31, 2011 was $3.2 million versus a net loss of $3.7 million in the three months ended March 31, 2010. This decrease was driven primarily by a decrease in costs of revenues of $1.3 million due to a decrease in royalty-burdened revenues and impairments of advanced royalties, a decrease in other income and expenses of $811,000 related primarily to lower interest charges as the MIG promissory notes were fully repaid and favorable foreign exchange revaluations in the first quarter of 2011 compared to same period in the prior year. These decreases were partially offset by an $863,000 reduction in revenues, a $473,000 increase in the tax provision and a $253,000 increase in operating expenses. The increase in our operating expenses for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 was in part due to increased research and development and sales and marketing expense associated with the launch of our freemium titles. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble) and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and these currencies fluctuated significantly in 2010 and the first three months of 2011.
We significantly increased our spending on sales and marketing initiatives in the first quarter of 2011 in connection with the launch and promotion of our initial social, freemium titles, and we expect our sales and marketing expenditures to remain at this increased level during the remainder 2011. We also expect that our expenses to develop and port games for advanced platforms and smartphones will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms, including through external development relationships. As a result of this increased spending on sales and marketing and research and development initiatives, we expect to use a significant amount of cash in operations as we seek to grow our business. Our ability to attain profitability will be affected by our ability to grow our revenues and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that the restructuring measures we implemented during 2010 and first quarter of 2011, which primarily consisted of headcount reductions, will have a beneficial effect on our overall operating expenses, but will not fully offset the expected increases in our sales and marketing and research and development expenses in connection with our new social, freemium games, as discussed above. Our business has historically been impacted by seasonality, as many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new mobile phones and tablets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between mobile phone and tablet purchases and game purchases, some of this holiday impact occurs for us in our first calendar quarter. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our games prohibitively expensive for many end users while they are traveling, we sometimes experience seasonal sales decreases during the summer, particularly in parts of Europe. We expect these seasonal trends to continue in the future.
Cash and cash equivalents at March 31, 2011 totaled $24.4 million, an increase of $11.5 million from the balance at December 31, 2010. This increase was primarily due to $15.9 million of net proceeds we received from the underwritten public offering of common stock that we completed in January 2011 (the “2011 Public Offering”), and $1.1 million of proceeds received from warrant exercises, option exercises and purchases under our employee stock purchase program. These inflows were partially offset by $2.3 million paid under our credit facility, $2.1 million of cash used in operations, $698,000 of taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders and $478,000 of capital expenditures. We believe our cash and cash equivalents, together with cash flows from operations, if any, and borrowings under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Significant Transactions
In January 2011, we completed the 2011 Public Offering in which we sold an aggregate of 8,414,635 shares of our common stock at a price to the public of $2.05 per share for net proceeds of approximately $15.9 million after underwriting discounts and commissions and offering expenses. The underwriters of the 2011 Public Offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets. We intend to utilize a significant portion of the net proceeds from this offering to further the development of our global social gaming community, including with respect to our Glu Games Network and Glu Partners initiatives.
In August 2010, we completed a private placement of our common stock (the “2010 Private Placement”) in which we issued and sold to certain investors an aggregate of 13,495,000 shares of common stock at $1.00 per share and warrants exercisable to purchase up to 6,747,500 shares of common stock at $1.50 per share for initial gross proceeds of approximately $13.5 million (excluding any proceeds we may receive upon exercise of the warrants).
In December 2008, we renegotiated and extended our credit facility, and also amended the terms of the credit facility in August 2009, February 2010, March 2010 and February 2011. The credit facility, as amended, provides for borrowings of up to $8.0 million, subject to a borrowing base equal to 80% of our eligible accounts receivable. The most recent fourth amendment to the credit facility that we entered into in February 2011 waived our default in maintaining minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) specified in the credit facility for the period beginning October 1, 2010 and ending December 31, 2010. This fourth amendment also removed the EBITDA financial covenant from the credit facility in its entirety and replaced this covenant with a net cash covenant, which requires us to maintain at least $10.0 million in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that we owe to the lender under the credit facility.
Critical Accounting Policies and Estimates
There were no significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2011 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.
Results of Operations
Comparison of the Three Months Ended March 31, 2011 and 2010
Revenues

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Feature phone	$10,478	$15,106
Smartphone	5,948	2,183

Revenues	$16,426	$17,289

Our revenues decreased $863,000, or 5.0%, from $17.3 million for the three months ended March 31, 2010 to $16.4 million for the three months ended March 31, 2011. This decrease was due to a $4.6 million decline in feature phone revenue which was partially offset by a $3.8 million increase in smartphone revenue. The decrease in feature phone revenues was primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. The increase in smartphone revenues was due to increased sales growth on Apple’s iOS-based devices related primarily to micro-transactions, offers and advertisements revenues. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) increased by $111,000, from $9.0 million in the three months ended March 31, 2010 to $9.2 million in the three months ended March 31, 2011. This was primarily related to a $409,000, or 8.8%, increase in our EMEA revenues. The increase in our EMEA revenues was primarily due to increased revenues from certain OEM relationships, partially offset by continued declines in our carrier-based business. The increase in our EMEA revenues was partially offset by a $260,000 decrease in our Americas, excluding the United States, revenues primarily related to declining feature phone revenues. We expect our 2011 revenues to be likely lower than our 2010 revenues primarily as a result of the anticipated acceleration of the slowdown in the sale of our games on feature phones in our traditional carrier-based business as consumers increasingly migrate from traditional feature phones to more advanced platforms and smartphones. Although we expect our revenues from smartphones and tablets to increase in 2011 as compared to 2010, we do not expect this increase to fully offset the anticipated decline in revenues from games we develop for feature phones, and therefore we expect that our total revenues will likely decline in 2011 as compared with 2010. However, we believe that our smartphone revenues will surpass our feature phone revenues on a monthly run rate basis by the end of 2011 and that this transition will position us to return to overall revenue growth in the longer term.
Cost of Revenues

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Cost of revenues:
Royalties and impairment of prepaid royalties and guarantees	$3,840	$4,691
Amortization of intangible assets	817	1,228

Total cost of revenues	$4,657	$5,919

Revenues	$16,426	$17,289

Gross margin	71.6%	65.8%
Our cost of revenues decreased $1.3 million, or 21.3%, from $5.9 million in the three months ended March 31, 2010 to $4.7 million in the three months ended March 31, 2011. This decrease was primarily due to a $851,000 decrease in royalties associated with a decline in royalty-burdened revenue and $860,000 of recoupments of previously impaired titles that were partially offset by an additional $371,000 of impairment charges during the first quarter of 2011. Our amortization of intangible assets decreased $411,000 due to certain intangible assets relating to MIG, Macrospace and Superscape being fully amortized during 2010. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 79.8% in the three months ended March 31, 2010 to 67.1% in the three months ended March 31, 2011, primarily due to our focus on developing freemium games for smartphones that are based on our own intellectual property. Revenues attributable to games based upon original intellectual property were 32.9% of our total revenues for the three months ended March 31, 2011, primarily related to U.S. titles. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 34.0% in the three months ended March 31, 2010 to 31.5% in the three months ended March 31, 2011 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 27.1% in the three months ended March 31, 2010 to 21.1% in the three months ended March 31, 2011.
Research and Development Expenses

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Research and development expenses	$7,166	$6,661
Percentage of revenues	43.6%	38.5%
Our research and development expenses increased $505,000, or 7.6%, from $6.7 million in the three months ended March 31, 2010 to $7.2 million in the three months ended March 31, 2011. The increase in research and development costs was primarily due to an increase in outside service costs of $573,000 associated with the development of new freemium smartphone games by external developers as part of our Glu Partners program. Salaries and benefits decreased by $151,000, as we decreased our research and development staff from 365 employees at March 31, 2010 to 290 as of March 31, 2011, which was primarily a result of the restructuring of our studios in Brazil, China and Russia. These amounts were partially offset by a $298,000 increase in variable compensation paid to our employees under our bonus plans, and a $279,000 decrease in allocated facilities and overhead costs. As a percentage of revenues, research and development expenses increased from 38.5% for the three months ended March 31, 2010 compared to 43.6% for the three months ended March 31, 2011. Research and development expenses included $100,000 of stock-based compensation expense in the three months ended March 31, 2011 and $164,000 in the three months ended March 31, 2010. We anticipate that our research and development expenses will continue to increase during the remainder of 2011 due to our expected release of 15 to 20 new social, freemium titles during 2011, approximately one-third of which will be developed by external developers as part of our Glu Partners program and which will require significant upfront cash payment to such developers.

Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Sales and marketing expenses	$3,757	$2,971
Percentage of revenues	22.9%	17.2%
Our sales and marketing expenses increased $786,000, or 26.5%, from $3.0 million in the three months ended March 31, 2010 to $3.8 million in the three months ended March 31, 2011. The increase was primarily due to a $986,000 increase in marketing promotions associated with the launch of our new social, freemium game titles during the first quarter of 2011 and a $216,000 increase in consulting fees associated with converting our Latin America sales and marketing to third-party distribution agents as discussed below. These amounts were partially offset by a $321,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 54 at March 31, 2010 to 44 at March 31, 2011, which was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third party distribution agent in the second quarter of 2010. As a percentage of revenues, sales and marketing expenses increased from 17.2% in the three months ended March 31, 2010 to 22.9% in the three months ended March 31, 2011. Sales and marketing expenses included $66,000 of stock-based compensation expense in the three months ended March 31, 2011 and $73,000 in the three months ended March 31, 2010. We significantly increased our spending on sales and marketing initiatives in the first quarter of 2011 in connection with the launch of our social, freemium titles, and we expect our sales and marketing expenditures to remain at this increased level during the remainder of 2011.
General and Administrative Expenses

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
General and administrative expenses	$2,934	$3,813
Percentage of revenues	17.9%	22.1%
Our general and administrative expenses decreased $879,000, or 23.1%, from $3.8 million in the three months ended March 31, 2010 to $2.9 million in the three months ended March 31, 2011. The decrease in general and administrative expenses was primarily due to a $443,000 decrease in professional and consulting fees associated with lower accounting, tax and legal and fees and a $138,000 decrease in allocated facility and overhead costs. Salaries and benefits decreased by $257,000, as we reduced headcount from 60 at March 31, 2010 to 50 at March 31, 2011. This amount was partially offset by a $100,000 increase in variable compensation under our bonus plan. As a percentage of revenues, general and administrative expenses decreased from 22.1% in the three months ended March 31, 2010 to 17.9% in the three months ended March 31, 2011. General and administrative expenses included $231,000 of stock-based compensation expense in the three months ended March 31, 2011 and $287,000 in the three months ended March 31, 2010.
Restructuring
Our restructuring charge decreased from $594,000 in the three months ended March 31, 2010 to $490,000 in the three months ended March 31, 2011. Our restructuring charges for the three months ended March 31, 2011 were comprised of $397,000 of restructuring charges relating to employee termination costs in our United States, China, Brazil and United Kingdom offices and $93,000 related primarily to facility related charges resulting from vacating a portion of our Moscow office.

Interest and Other Income/(Expense), Net
Interest and other income/(expense), net, decreased from a net expense of $631,000 during the three months ended March 31, 2010 to net income of $180,000 in the three months ended March 31, 2011. This change was primarily due to an increase in foreign currency gains of $530,000 related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable and a $279,000 decrease in net interest expense related to the lower balances outstanding on the MIG notes and borrowings under our credit facility. We expect a decrease in net interest expense due to having fully repaid the MIG notes and due to having lower borrowings under our credit facility through 2011.
Income Tax Provision
Income tax provision increased from a tax provision of $301,000 in the three months ended March 31, 2010 to $774,000 in the three months ended March 31, 2011 primarily as a result of changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities year over year. We expect our effective tax rate in 2011 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$478	$108
Depreciation and amortization	1,244	1,846
Cash flows (used in)/provided by operating activities	(2,121)	1,570
Cash flows used in investing activities	(478)	(108)
Cash flows provided by/(used in) in financing activities	13,942	(1,388)
Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $193.9 million as of March 31, 2011.
Operating Activities
For the three months ended March 31, 2011, net cash used in operating activities was $2.1 million, primarily due to a net loss of $3.2 million, an increase in accounts receivable of $1.3 million due to timing of cash collections, a decrease in accrued royalties of $1.3 million and a $500,000 decrease in accrued restructuring charges. These amounts were partially offset by a decrease in prepaid royalties of 928,000 and a decrease in prepaid expenses of 886,000. In addition, we had adjustments for non-cash items, including amortization expense of $817,000, depreciation expense of $427,000, stock-based compensation expense of $397,000 and impairment of prepaid royalties of $371.
We may decide to enter into new licensing arrangements for existing or new licensed intellectual properties that may require us to make royalty payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
In the three months ended March 31, 2011, we used $478,000 of cash for investing activities resulting primarily from purchases of computer, server and networking equipment to support our freemium games, purchases of software and the making of leasehold improvements.
In the three months ended March 31, 2010, we used $108,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, and the making of leasehold improvements.
Financing Activities
In the three months ended March 31, 2011, net cash provided by financing activities was $13.9 million due primarily to $15.9 million of net proceeds received from the 2011 Public Offering and $1.1 million of proceeds received from option exercises, warrant exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $2.3 million that we repaid under our credit facility and a payment of $698,000 relating to taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders.
In the three months ended March 31, 2010, net cash used in financing activities was $1.4 million due to net payments of $1.5 million under our line of credit facility, which was partially offset by proceeds from option exercises and purchases under our employee stock purchase plan of $156,000.

Sufficiency of Current Cash and Cash Equivalents
Our cash and cash equivalents were $24.4 million as of March 31, 2011, which includes the $15.9 million in net proceeds that we received from the 2011 Public Offering. We expect to fund our operations and satisfy our contractual obligations for 2011 primarily through our cash and cash equivalents and borrowings under our revolving credit facility. However, as a result of our plans to increase our spending on sales and marketing and research and development initiatives in connection with our new social, freemium games that we will continue to release in 2011, we expect to use a significant amount of cash in our operations during 2011 as we seek to grow our business. We believe our cash and cash equivalents, together with borrowings under our credit facility and cash flows from operations, if any, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.
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
EBITDA and Net Cash. On August 24, 2009, we entered into an amendment to our credit facility, which reduced certain of the minimum targets contained in the credit facility’s EBITDA-related covenant. On February 10, 2010 we entered into a second amendment to the credit facility. The second amendment changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, we entered into a third amendment to the credit facility which (1) extended the maturity date of the credit facility from December 22, 2010 until June 30, 2011, (2) increased the interest rate for borrowings under the credit facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%, and (3) requires us to maintain, measured on a consolidated basis at the end of each periods a minimum amount of EBITDA. On February 2, 2011, we entered into a fourth amendment to our credit facility which waived our default in maintaining minimum levels of EBITDA specified in the credit facility for the period beginning October 1, 2010 and ending December 31, 2010. The fourth amendment also removed the EBITDA financial covenant from the credit facility in its entirety and replaced this covenant with a net cash covenant, which requires us to maintain at least $10.0 million in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that we owe to the lender under the credit facility.
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
Our credit facility is collateralized by eligible customer accounts receivable balances, as defined by the lender. There can be no assurances that our eligible accounts receivable balances will be adequate to allow us to draw down on the entire $8.0 million credit facility particularly if any of our larger customers’ creditworthiness deteriorates. At our current revenue levels, we are not able to access the full $8.0 million of the credit facility. The maximum amount available for borrowing under our Credit Facility was limited to $2.2 million as of March 31, 2011. In addition, among other things, the credit facility limits our ability to dispose of certain assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. Further, the credit facility requires us to maintain a separate account with the lender for collection of our accounts receivables. All deposits into this account will be automatically applied by the lender to our outstanding obligations under the credit facility.
As of March 31, 2011, we had no outstanding borrowings under our credit facility. Our failure to comply with the cash covenants in the credit facility would not only prohibit us from borrowing under the facility, but would also constitute a default, permitting the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, immediately due and payable. A change in control of Glu also constitutes an event of default, permitting the lender to accelerate the indebtedness and terminate the credit facility. The credit facility also contains other customary events of default. Utilizing our credit facility results in debt payments that bear interest at the lender’s prime rate plus 1.75%, but no less than 5.0%, which adversely impacts our cash position and result in cash covenants that restrict our operations. See Note 6 of Notes to Unaudited Consolidated Financial Statements included in Item I of this report for more information regarding our debt.

The credit facility matures on June 30, 2011, when all amounts outstanding will be due. If the credit facility is terminated prior to maturity by us or by the lender after the occurrence and continuance of an event of default, then we will owe a termination fee equal to $80,000, or 1.00% of the total commitment. As of March 31, 2011, we were in compliance with the covenants contained in the credit facility.
Of the $24.4 million of cash and cash equivalents that we held at March 31, 2011, approximately $789,000 was held in accounts in China. To fund our operations and repay our debt obligations, we repatriated $1.3 million of available funds from China to the United States in 2010. This amount was subject to withholding taxes of 5%. We do not anticipate repatriating any additional funds from China for the foreseeable future, as changes in our revenue share arrangement with China Mobile has significantly impacted our ability to generate meaningful cash from our China operations. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.
If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, potentially pursuant to our effective universal shelf registration statement, seeking to increase the amount available to us for borrowing under our credit facility, procuring a new debt facility and/or selling some of our assets. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders as was the case with the 2010 Private Placement and the 2011 Public Offering. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of the credit facility. Additionally, we may be unable to increase the size of our credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. If the amount of cash that we require is greater than we anticipate, we could also be required to extend the term of our credit facility beyond its June 30, 2011 expiration date (or replace it with an alternate loan arrangement), and resulting debt payments thereunder could further inhibit our ability to achieve profitability in the future.
Contractual Obligations
The following table is a summary of our contractual obligations as of March 31, 2011:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$5,682	$2,296	$3,386	$—	$—
Guaranteed royalties(1)	520	159	361	—	—
Developer commitments(2)	1,646	1,646	—	—	—
Uncertain tax position obligations, including interest and penalties(3)	5,028	—	—	—	5,028

*	Represents the remaining nine months of 2011

(1)
We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile handsets based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales.

(2)
We have contracts with various third-party developers to design and develop games as part of our “Glu Partners” initiative. These contracts require us to advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

(3)
As of March 31, 2011, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of March 31, 2011, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.

Off-Balance Sheet Arrangements
At March 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our market risk profile has not changed significantly during the first three months of 2011.
Interest Rate and Credit Risk
Our exposure to interest rate risk relates primarily to (1) our interest payable under our $8.0 million credit facility and potential increases in our interest payments arising from increases in interest rates and (2) our investment portfolio and the potential losses arising from changes in interest rates.
We are exposed to the impact of changes in interest rates as they affect interest payments under our $8.0 million credit facility. Advances under the credit facility accrue interest at rates that are equal to our credit facility lender’s prime rate, plus 1.75%, but no less than 5.0%. Consequently, our interest expense will fluctuate with changes in the general level of interest rates. At March 31, 2011, we had no balance outstanding under the credit facility and our effective interest rate at that time was approximately 5.75%. We believe that a 10% change in the lender’s prime rate would have a significant impact on our interest expense, results of operations and liquidity.
We are also potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2011, we had no short-term investments and substantially all $24.4 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.
The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
As of March 31, 2011 and December 31, 2010, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, China, France, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits.
Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At March 31, 2011, Verizon Wireless accounted for 13.1%, Apple accounted for 10.7% and Telecomunicaciones Movilnet accounted for 10.0% of total accounts receivable. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable. No other carrier represented more than 10% of our total accounts receivable as of these dates.
Foreign Currency Exchange Risk
We transact business in more than 70 countries in more than 20 different currencies, and in 2010 and in the first three months of 2011, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, including a net loss of $18.2 million in 2009, a net loss of $13.4 million in 2010 and a net loss of $3.2 million for the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $193.9 million. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new games, particularly those designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our revenues declined in each of 2009 and 2010 from the preceding year, and we expect that our revenues will likely decline in 2011 from 2010 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2009, we incurred aggregate charges of approximately $8.5 million for royalty impairments and restructuring activities, during 2010, we incurred aggregate charges of approximately $4.3 million for royalty impairments and restructuring activities and in the three months ended March 31, 2011, we incurred aggregate charges of approximately $861,000 for royalty impairments and restructuring activities. As of March 31, 2011, an additional $1.1 million of prepaid royalties remained on our balance sheet that are potentially subject to future impairment. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.
Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.
Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This will be particularly true for 2011, as we implemented significant cost-reduction measures in 2009 and 2010 and the first quarter of 2011, making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We intend to only selectively enter into new licensing arrangements in 2011, if any, which we expect will contribute to the anticipated reduction in our revenues from feature phones and which may adversely impact our revenues from smartphones and tablets to the extent that our games based on original intellectual property are not successful. With respect to our games based on licensed intellectual property, we may incur impairments of prepaid royalty guarantees if our forecasts for these games are lower than we anticipated at the time we entered into the agreements. For example, in 2009, 2010 and the first quarter of 2011 we impaired $6.6 million, $663,000 and 371,000, respectively, of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements in our Europe, Middle East and Africa region and other global development and distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, which have deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2009, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in 2010. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new games released by us and our competitors;
•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;
•	the popularity of new games and games released in prior periods;
•	changes in the prominence of deck placement or storefront featuring for our leading games and those of our competitors;
•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, games and related content;
•	the rate at which consumers continue to migrate from traditional feature phones to smartphones, as well as the rate of adoption of tablet devices;
•	our success in developing and monetizing social, freemium games for smartphones and tablets;
•	our ability to increase the daily and monthly active users of our social, freemium games that we develop for smartphones and tablets, as well as the number of minutes these users play such games;
•	our ability to include certain types of offers in our games sold through the Apple App Store;
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
As a result of the expected continued migration of users from traditional feature phones to smartphones, we expect our feature phone revenues, which represented a significant majority of our revenues in 2010, to continue to decrease in 2011. For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts (such as Apple’s App Store, Google’s Android Market Palm’s App Catalog and Microsoft’s Windows Marketplace for Mobile) as well as significantly increase our marketing-related expenditures in connection with the launch of our new games on these digital storefronts. Our efforts to significantly increase our revenues derived from games for smartphones and tablets may prove unsuccessful or, even if successful, it may take us longer to achieve significant revenue than anticipated because, among others reasons:
•
it is uncertain whether Apple will continue to allow us to include certain types of offers in our games sold through the Apple App Store, and, if Apple were to prohibit such offers, we may be unable to replace the significant revenues that we currently derive from these offers;

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

•
it is uncertain whether Apple will continue to allow us to include certain types of offers in our games sold through the Apple App Store, and, if Apple were to prohibit such offers, we may be unable to replace the significant revenues that we currently derive from these offers;

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

•
social, freemium games currently represent a minority of the games available on smartphones and tablets and have a limited history, and it is unclear how popular this style of game will become or their revenue potential;

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

•
we have encountered difficulties in keeping users engaged in our social, freemium games for a significant amount of time subsequent to their initial download of the games, in large part due to the limited social features currently contained in our games, and we may have difficulty increasing consumer retention in our games;

•
we expect that approximately one-third of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship, which will reduce our control over the development process and may result in product delays and games that do not meet our and consumer expectations regarding quality;

•
the Federal Trade Commission has recently indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (a recent class action lawsuit has been filed relating to this issue; Glu has not been named as a party to this lawsuit) and the Federal Trade Commission might issue rules significantly restricting or even prohibiting in-app purchases or we could potentially be named as a defendant in a future class action lawsuit; and

•	because these are effectively new products for us, we are less able to forecast with accuracy revenue levels, required marketing and development expenses, and net income or loss.
If we do not achieve a sufficient return on our investment with respect to developing and selling social, freemium games, it will negatively affect our operating results.
If sales of feature phones in our carrier-based business or the average selling prices of our games sold through wireless carriers decline more rapidly than we currently expect, it could have a material adverse impact on our revenues, financial position and results of operations.
We currently derive the majority of our revenues from sales of our games on feature phones through wireless carriers. Our revenues for each of 2009 and 2010 declined from the prior year due to a decrease in sales in our carrier-based business, resulting primarily from the continuing migration of consumers from feature phones to smartphones that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store and Google’s Android Market. We believe that the decline in the sales of feature phones and the transition of consumers to smartphones will continue to accelerate and will result in an overall decline in our revenues in 2011 compared with 2010. In addition, due to the accelerating decline in the sales of feature phones, we intend to release significantly fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. The ability of smartphones and tablets to serve as a source of significant revenues is uncertain, and we will likely be unable to generate sufficient revenues from these platforms in 2011 to make up for the expected decline in sales of our games on feature phones. In addition, games sold on smartphones typically have lower average prices than our games sold on feature phones, and to the extent consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on feature phones. Any unexpected acceleration in the slowdown in sales of feature phones, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
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

Our primary competitors have historically been Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. With respect to our social, freemium games that we publish for smartphones and tablets, we also compete with a number of other companies, including DeNA, which became a more formidable competitor through its acquisition of ngmoco, and Zynga, as well as other large publishers who create content for traditional gaming consoles and for online play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce their prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. As an example of the competition that we face, it has been estimated that more than 50,000 active games were available on the Apple App Store as of April 30, 2011. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones without substantially increasing spending to market our products or increasing our development costs.
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
Recently, we initiated our Glu Partners program, which will provide for the external development of some of our games; we currently expect that approximately one-third of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship. We have historically created and developed all of our games in our internal studios, and we do not have any experience in outsourcing and managing the production of our game concepts by external developers. Because we will have no direct supervision and reduced control of this external development process, it could result in development delays and games of lesser quality and that are more costly to develop than those produced by our internal studios. This may particularly be the case to the extent that we do not provide our external developers with sufficiently detailed game development documentation, which could result in us providing them with a number of change orders that would delay development and increase our production costs.
We have agreed to pay these external developers significant development fees and, in some cases, bonuses based on consumer reviews of the published games, and to the extent that these games are not commercially successful, we may not generate sufficient revenues to recoup our development costs or produce a sufficient return on investment, which would adversely affect our operating results. In addition, we may lose the services of one of our external developers for a number of reasons, including that a competitor acquires its business or signs the developer to an exclusive development arrangement. In addition, the developer might encounter financial or other difficulties that cause it to go out of business, potentially prior to completing production of our games, or otherwise render it unable to fulfill its obligations under the development agreement, and we may be unable to recoup our upfront payment to the developer under such circumstances. There is also significant demand for the services of external developers which may cause our developers to work for a competitor in the future or to renegotiate agreements with us on terms less favorable for us.
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
In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2010 and 2009, we generated approximately 41.6% and 35.0% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in any of those periods. If our new games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

We might elect not to renew our existing brand and content licenses when they expire and might not choose to obtain additional licenses, which would negatively impact our feature phone revenues and might negatively impact our smartphone revenues to the extent that we do not create successful games based on our own intellectual property.
Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 78.1% and 77.5% of our revenues in 2010 and 2009, respectively. In 2010, revenues derived under various licenses from our five largest licensors, Activision, Atari, Freemantle Media, Harrah’s and 2waytraffic, together accounted for approximately 45.0% of our revenues. Creating games based on well-known, licensed brands has historically been critical to the success of our feature phone business, as this helped us achieve more prominent placement on our wireless carriers decks and contributed to greater commercial success with feature phone consumers. However, we have determined to shift our business strategy towards becoming the leading publisher of social, mobile freemium games, and we intend to have the substantial majority of these social, freemium games be based upon our own intellectual property. As a result, we will be allocating a significantly smaller amount of our operating budget to licensing deals and might elect not to renew our existing brand and content licenses when they expire. In addition, we intend to only selectively enter into new licensing arrangements, if any, in future periods. Our existing licenses expire at various times during the next several years, and our feature phone revenues will be negatively impacted to the extent that we lose the right to distribute games based on licensed content. This expected decline in our feature phone revenues could have an unexpectedly greater impact on our overall revenues and operating results to the extent that we are not successful in significantly increasing our revenues from games developed for smartphones and tablets based on our own intellectual property.
System or network failures could reduce our sales, increase costs or result in a loss of revenues or end users of our games.
We rely on digital storefronts’, wireless carriers’ and other third-party networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of our games. We also rely on our own servers to operate our new social, freemium games that are delivered as a live service, to maintain our analytics data and to deliver games on demand to end users through our carriers’ networks. In addition, certain of our subscription-based games, require access over the mobile Internet to our servers to enable certain features. Any technical problem with storefronts’, carriers’, third parties’ or our billing, delivery or information systems, servers or communications networks could result in the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases or our analytics data, or interfere with access to some aspects of our games. For example, in connection with the release of our Gun Bros game on the Apple App Store in the fourth quarter of 2010, we experienced issues with our data servers that resulted in gameplay issues and the loss of some users’ virtual assets they acquired through in-app purchases. In the event of a loss of virtual assets, we may be required to issue refunds, we may receive negative publicity and game ratings, and we may lose users of our games, any of which would negatively affect our business. In addition, during the fourth quarter of 2010 and first quarter of 2011, we lost some of our analytics data, including data with respect to our daily and monthly average users. Furthermore, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any such technical problems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.
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
In China, sales to wireless carriers such as China Mobile may only be made by service providers, which are companies who have been licensed by the government to operate and publish mobile games. China Mobile has designated four classes of licenses for service providers with respect to mobile gaming, with a Class A license being the highest designation. We had held, through our Chinese subsidiaries, one of the three Class A licenses that had been awarded by China Mobile; however, we lost this Class A license in the first quarter of 2011 and now hold a Class B license. We expect the loss of the Class A license to cause our revenues in China to decline in future periods unless we are able to regain our Class A license or replace this lost revenue with alternative revenue streams.
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
International sales represented approximately 55.1% and 52.2% of our revenues in 2010 and 2009, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which had a significant presence in Russia, in March 2008. We have international offices located in a number of foreign countries including Brazil, China, England and Russia. We expect to maintain our international presence, and we expect international sales to be an important component of our revenues. Risks affecting our international operations include:
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
The operation of our business, and our efforts to grow our business, requires significant cash outlays and commitments. As of March 31, 2011, we had $24.4 million of cash and cash equivalents, $789,000 of which was held in our China subsidiaries. To the extent we require additional working capital in our U.S. or other non-Chinese operations, it could be very difficult to repatriate money held in our China subsidiaries due to our declining operating profits in China, and such repatriation would be subject to taxation, potentially at high rates.
As a result of our plans to increase our spending on sales and marketing and research and development initiatives in connection with our new social, freemium games that we will release in 2011, we expect to use a significant amount of cash in our operations in 2011 as we seek to grow our business. If our cash and cash equivalents, together with borrowings under our credit facility, are insufficient to meet our cash requirements, we will either need to seek additional capital, potentially through an additional debt or equity financing (potentially pursuant to our effective universal shelf registration statement), by increasing the amount available to us for borrowing under the credit facility, procuring a new debt facility or selling some of our assets. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such was the case with respect to the 2010 Private Placement and the 2011 Public Offering, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock, all of which is subject to the provisions of our credit facility. Additionally, we may be unable to increase the size of the credit facility or procure a new debt facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions. We also may not be able to access the full $8.0 million potentially available under of our credit facility, as the credit facility’s borrowing base is based upon our accounts receivable; as of March 31, 2011, the maximum amount available for borrowing under the credit facility was limited to $2.2 million. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. Furthermore, if we are unable to remain in compliance with the financial or other covenants contained in the credit facility and do not obtain a waiver from the lender then, subject to applicable cure periods, any outstanding indebtedness under the credit facility could be declared immediately due and payable. This credit facility also is scheduled to expire on June 30, 2011. We do not intend to extend the maturity date of this credit facility, and may seek to enter into a new credit facility with the lender or a new lender; we cannot assure you that we would be able to enter into a new facility on terms favorable to us or at all.

Our business is subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our business, which will be increasingly important to our business as we continue to market our products directly to end users and to the extent we obtain personal information about our customers. We currently collect certain personally identifiable information regarding our customers, including the unique device identifiers (UDIDs) of our customers’ smartphones and tablets, and may in the future collect additional personally identifiable information regarding our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. The rules regarding data and consumer protection laws vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. The Federal Trade Commission has also recently indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.
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
•
any significant sales of our stock by our directors, executive officers or large stockholders, including the investors in the 2010 Private Placement whose shares have been registered for resale under the Securities Act and may be freely sold at any time;

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
Matthew A. Drapkin and Hany M. Nada, each of whom is a member of our board of directors, are affiliated with entities that previously held substantial amounts of our common stock and purchased shares of our common stock and warrants to purchase shares of our common stock in the 2010 Private Placement. In addition, Mr. Drapkin and one of his partners also purchased shares and warrants in the 2010 Private Placement for their own account. These persons and entities, which we collectively refer to as the Affiliated Investors, beneficially owned approximately 16.1% of our common stock as of April 30, 2011. In addition, the Affiliated Investors, together with the other members of our board of directors, our executive officers and our other 5% or greater stockholders, beneficially owned 42.9% of our common stock as of April 30, 2011. As a result, these stockholders will, if they so choose, be able to control or substantially control all matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.
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

GLU MOBILE INC.
Date: May 5, 2011	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference		Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Amendment No. 4 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated as of February 2, 2011, by and among Glu Mobile Inc., Glu Games Inc. and Silicon Valley Bank.	8-K	001-33368	99.01	02/07/11

10.02	Glu Mobile Inc. 2011 Executive Bonus Plan.	8-K	001-33368	99.04	02/07/11

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

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