Form 10-Q
period 2011-06-30
GLU MOBILE INC
filed 2011-08-15
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 5, 2011: 63,160,690

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$26,400	$12,863
Accounts receivable, net	12,365	10,660
Prepaid royalties	734	2,468
Prepaid expenses and other	2,450	2,557

Total current assets	41,949	28,548
Property and equipment, net	2,812	2,134
Other long-term assets	542	574
Intangible assets, net	7,374	8,794
Goodwill	4,875	4,766

Total assets	$57,552	$44,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,117	$5,666
Accrued liabilities	926	939
Accrued compensation	4,053	4,414
Accrued royalties	4,871	7,234
Accrued restructuring	1,291	1,689
Deferred revenues	1,811	842
Current portion of long-term debt	—	2,288

Total current liabilities	20,069	23,072
Other long-term liabilities	7,591	7,859

Total liabilities	27,660	30,931

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at June 30, 2011 and December 31, 2010; 55,978 and 44,585 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6	4
Additional paid-in capital	224,727	203,464
Accumulated other comprehensive income	825	1,159
Accumulated deficit	(195,666)	(190,742)

Total stockholders’ equity	29,892	13,885

Total liabilities and stockholders’ equity	$57,552	$44,816

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$17,680	$15,952	$34,106	$33,241
Cost of revenues:
Royalties and impairment of prepaid royalties and guarantees	3,121	4,943	6,961	9,634
Amortization of intangible assets	703	1,006	1,520	2,234

Total cost of revenues	3,824	5,949	8,481	11,868

Gross profit	13,856	10,003	25,625	21,373

Operating expenses:
Research and development	8,439	6,229	15,605	12,890
Sales and marketing	3,344	2,437	7,101	5,408
General and administrative	3,506	3,052	6,440	6,865
Amortization of intangible assets	—	52	—	107
Restructuring charge	147	693	637	1,287

Total operating expenses	15,436	12,463	29,783	26,557

Loss from operations	(1,580)	(2,460)	(4,158)	(5,184)
Interest and other income/(expense), net:
Interest income	7	6	29	13
Interest expense	(32)	(137)	(72)	(441)
Other income/(expense), net	354	(429)	552	(763)

Interest and other income/(expense), net	329	(560)	509	(1,191)

Loss before income taxes	(1,251)	(3,020)	(3,649)	(6,375)
Income tax provision	(501)	(198)	(1,275)	(499)

Net loss	$(1,752)	$(3,218)	$(4,924)	$(6,874)

Net loss per common share — basic and diluted:	$(0.03)	$(0.10)	$(0.09)	$(0.22)

Weighted average common shares outstanding — basic and diluted	54,587	30,676	53,318	30,567

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,924)	$(6,874)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and accretion	833	1,111
Amortization of intangible assets	1,520	2,341
Stock-based compensation	902	873
Interest expense on debt	2	356
Amortization of loan agreement costs	70	85
Non-cash foreign currency remeasurement (gain)/loss	(561)	761
Impairment of prepaid royalties and guarantees	371	663
Changes in allowance for doubtful accounts	90	155
Changes in operating assets and liabilities:
Accounts receivable	(1,730)	4,174
Prepaid royalties	1,367	1,797
Prepaid expenses and other assets	275	(213)
Accounts payable	1,388	(616)
Other accrued liabilities	(28)	(715)
Accrued compensation	338	1,095
Accrued royalties	(2,454)	(2,517)
Deferred revenues	969	180
Accrued restructuring charge	(858)	(562)
Other long-term liabilities	(148)	86

Net cash (used in)/provided by operating activities	(2,578)	2,180

Cash flows from investing activities:
Purchase of property and equipment	(1,353)	(244)

Net cash used in investing activities	(1,353)	(244)

Cash flows from financing activities:
Proceeds from line of credit	—	22,867
Payments on line of credit	(2,288)	(24,733)
Net proceeds from Public Offering	15,661	—
MIG loan payments	(698)	(4,458)
Proceeds from exercise of warrants and issuance of common stock	3,167	—
Proceeds from exercise of stock options and ESPP	1,351	349

Net cash provided by/(used in) in financing activities	17,193	(5,975)

Effect of exchange rate changes on cash	275	(319)

Net increase/(decrease) in cash and cash equivalents	13,537	(4,358)
Cash and cash equivalents at beginning of period	12,863	10,510

Cash and cash equivalents at end of period	$26,400	$6,152

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies
Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company creates mobile games and related applications based on its own original intellectual property, as well as third-party licensed brands and other intellectual property.
The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $195,666 as of June 30, 2011. For the three months ended June 30, 2011, the Company incurred a net loss from operations of $1,752. For the six months ended June 30, 2011, the Company incurred a net loss from operations of $4,924. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve profitability and its intended business objectives.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 21, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2011 and its results of operations for the three and six months ended June 30, 2011 and 2010, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of June 30, 2011 has been derived from the unaudited condensed consolidated financial statements as of that date.
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
The Company derives its accounts receivable from revenues earned from customers located in the United States and locations outside of the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and currently does not require any collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectability on a monthly basis and all other balances quarterly. The Company writes off accounts receivable balances against the allowance when it determines that the amount will not be recovered.

The following table summarizes the revenues from customers that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
Apple	19.3%	*	%	17.6%	*	%
Tapjoy	20.6	*		15.2	*
Verizon Wireless	*	15.7		*	16.9

*	Revenues from the customer were less than 10% during the period.
At June 30, 2011, Apple accounted for 15.5%, Tapjoy accounted for 13.1%, Telecomunicaciones Movilnet accounted for 12.5% and China Mobile accounted for 11.1% of total accounts receivable. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable. No other carrier represented more than 10% of the Company’s total accounts receivable as of these dates.
Net Loss Per Share
The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(1,752)	$(3,218)	$(4,924)	$(6,874)

Basic and diluted shares:
Weighted average common shares outstanding	54,622	30,676	53,335	30,567
Weighted average unvested common shares subject to restrictions	(35)	—	(17)	—

Weighted average shares used to compute basic and diluted net loss per share	54,587	30,676	53,318	30,567

Net loss per share — basic and diluted	$(0.03)	$(0.10)	$(0.09)	$(0.22)
The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to restrictions have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Warrants to purchase common stock	5,769	106	6,231	106
Unvested common shares subject to restrictions	35	—	17	—
Options to purchase common stock	7,810	6,329	7,403	6,032

	13,614	6,435	13,651	6,138

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASC ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this update were effective for us in the first quarter of 2011. The adoption of ASU 2010-28 did not have a material impact on our condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company anticipates that the adoption of this standard will not materially impact the Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially impact the Condensed Consolidated Financial Statements.
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
Effective January 1, 2010, the Company adopted ASU 2010-06, which amended ASC 820 to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The adoption of the amended disclosure requirements for fair value measurements did not affect the disclosures because the Company did not transfer financial assets or liabilities between levels in the fair value hierarchy. The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of June 30, 2011 and December 31, 2010, the Company had $26,400 and $12,863 in cash and cash equivalents.
Note 3 — Balance Sheet Components
Accounts Receivable

	June 30,	December 31,
	2011	2010
Accounts receivable	$12,959	$11,164
Less: Allowance for doubtful accounts	(594)	(504)

	$12,365	$10,660

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three and six months ended June 30, 2011 and 2010.

Property and Equipment

	June 30,	December 31,
	2011	2010
Computer equipment	$5,486	$4,974
Furniture and fixtures	532	487
Software	3,808	2,919
Leasehold improvements	2,530	2,392

	12,356	10,772
Less: Accumulated depreciation and amortization	(9,544)	(8,638)

	$2,812	$2,134

Depreciation expense for the three months ended June 30, 2011 and June 30, 2010 was $406 and $548, respectively. Depreciation expense for the six months ended June 30, 2011 and June 30, 2010 was $833 and $1,111, respectively.
Other Long-Term Liabilities

	June 30,	December 31,
	2011	2010
Uncertain tax position obligations	5,064	4,991
Deferred income tax liability	1,197	1,170
Restructuring	313	773
Other	1,017	925

	$7,591	7,859

Note 4 — Goodwill and Intangible Assets
The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007 and Superscape in 2008. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2011 and December 31, 2010 were as follows:

		June 30, 2011			December 31, 2010
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$8,644	$(8,644)	$—	$13,545	$(13,545)	$—
Catalogs	1 yr	1,246	(1,246)	—	1,203	(1,203)	—
ProvisionX Technology	6 yrs	205	(205)	—	198	(198)	—
Carrier contract and related relationships	5 yrs	19,095	(11,997)	7,098	18,832	(10,352)	8,480
Licensed content	5 yrs	2,891	(2,891)	—	2,829	(2,810)	19
Service provider license	9 yrs	456	(180)	276	446	(151)	295
Trademarks	3 yrs	221	(221)	—	547	(547)	—

		32,758	(25,384)	7,374	37,600	(28,806)	8,794

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,329	(1,329)	—	1,283	(1,283)	—
Noncompete agreement	2 yrs	581	(581)	—	562	(562)	—

		1,910	(1,910)	—	1,845	(1,845)	—

Total intangibles assets		$34,668	$(27,294)	$7,374	$39,445	$(30,651)	$8,794

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the second quarter of 2011, the Company wrote off $5,330 of its Superscape intangible assets and accumulated amortization relating to trademarks, titles and technology, all of which were fully amortized. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. During the three months ended June 30, 2011 and 2010, the Company recorded amortization expense in the amounts of $703 and $1,006 respectively, in cost of revenues. During the six months ended June 30, 2011 and 2010, the Company recorded amortization expense in the amounts of $1,520 and $2,234 respectively, in cost of revenues. During the three months ended June 30, 2011 and 2010, the Company recorded amortization expense in the amounts of zero and $52, respectively, in operating expenses. During the six months ended June 30, 2011 and 2010, the Company recorded amortization expense in the amounts of zero and $107, respectively, in operating expenses.

As of June 30, 2011, the total expected future amortization related to intangible assets was as follows:

Amortization
Included in
Cost of
Year Ending December 31,	Revenues
2011 (remaining six months)	$1,415
2012	2,829
2013	2,758
2014	273
2015 and thereafter	99

$7,374

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
Goodwill by geographic region for the periods indicated was as follows:

	June 30, 2011				December 31, 2010
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$24,871	$25,354	$24,039	$74,264	$24,871	$25,354	$23,881	$74,106
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	—	—	4,766	4,766	—	—	4,608	4,608
Goodwill Acquired during the year	—	—	—	—	—	—	—	—
Effects of Foreign Currency Exchange	—	—	109	109	—	—	158	158

Balance as of period ended:	—	—	4,875	4,875	—	—	4,766	4,766
Goodwill	24,871	25,354	24,148	74,373	24,871	25,354	24,039	74,264
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$—	$—	$4,875	$4,875	$—	$—	$4,766	$4,766

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
ASC 350 requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of the reporting units is estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

The Company has three geographic segments comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of June 30, 2011, the Company had goodwill attributable to the APAC reporting unit. The Company performed an annual impairment review as of September 30, 2010 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the APAC reporting unit exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow method and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method were determined using the Company’s best estimates as of the date of the impairment review.
Note 5 — Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating facility leases with various expiration dates through November 2013. Rent expense for the three months ended June 30, 2011 and 2010 was $530 and $602, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was $1,092 and $1,267, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $285 and $379 at June 30, 2011 and December 31, 2010, respectively, and was included within other long-term liabilities
At June 30, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Year Ending December 31,	Payments	Income	Payments
2011 (remaining six months)	$1,860	$428	$1,432
2012	2,802	391	2,411
2013	1,069	—	1,069

	$5,731	$819	$4,912

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
Future minimum royalty payments and developer commitments for those agreements as of June 30, 2011 were as follows:

	Minimum
	Guaranteed	Developer
Year Ending December 31,	Royalties	Commitments	Total
2011 (remaining six months)	$159	$2,333	$2,492
2012 and thereafter	—	250	250

	$159	$2,583	$2,742

These minimum guaranteed royalty payments are included in current prepaid and accrued royalties. The developer commitments reflected in the above table are the Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed. The Company expenses developer commitments as services are provided, as payment is contingent upon performance by the developer.

Income Taxes
As of June 30, 2011, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of June 30, 2011, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.
Indemnification Agreements
The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2011 or December 31, 2010.
In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of June 30, 2011 or December 31, 2010.
Contingencies
From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company’s estimate of losses is developed in consultation with inside and outside council, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. After taking all of the above factors into account, the Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed reasonable probable and can be reasonable estimated. The Company further determines whether an estimated loss from a contingency should be disclosed by assessing whether a loss is deemed reasonably possible. Such disclosure will include an estimate of the additional loss or range of loss or will state that an estimate cannot be made.
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
Note 6 — Debt
MIG Notes
In December 2007, the Company acquired MIG to accelerate its presence in China. In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes required that the Company pay off the remaining principal and interest in installments. In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. In January 2011, the Company paid $698 of taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders in China. As of June 30, 2011, the Company had fully repaid both the Earnout Notes and Special Bonus Notes.

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
The Credit Facility matured on June 30, 2011. The Company was in compliance with all covenants and had no borrowings outstanding under the Credit Facility as of June 30, 2011.
Note 7 — Stockholders’ Equity
Public Offering
In January 2011, the Company sold in an underwritten public offering an aggregate of 8,415 shares of its common stock at a public offering price of $2.05 per share for net cash proceeds of approximately $15,661 after underwriting discounts and commissions and offering expenses. The underwriters of this offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets.

Shelf Registration Statement
In December 2010, the Securities and Exchange Commission declared effective the Company’s shelf registration statement which allows the Company to issue various types of debt and equity instruments, including common stock, preferred stock and warrants. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The ability to issue debt and equity is subject to market conditions and other factors impacting the Company’s borrowing capacity. The Company has a $30,000 limit on the amount securities that can be issued under this shelf registration statement and has utilized $17,250 of this amount as of June 30, 2011 pursuant to the public offering in January 2011 described above.
Private Placement
On August 2010, the Company completed a private placement of its common stock (the “2010 Private Placement”) in which it issued to its investors (i) an aggregate of 13,495 shares of the Company’s common stock at $1.00 per share and (ii) warrants initially exercisable to purchase up to 6,748 shares of the Company’s common stock at $1.50 per share (the “Warrants”), for initial proceeds of approximately $13,218 net of issuance costs (excluding any proceeds the Company may receive upon exercise of the Warrants). Of this amount, $2,198 was allocated to the value of the Warrants and $11,020 was allocated to the common stock. All amounts are recorded within stockholders’ equity. In March 2011, one of the investors fully exercised its warrant to purchase 500 shares of the Company’s common stock, and the Company received gross proceeds of $750 in connection with such exercise. During the second quarter of 2011, three of the investors fully exercised their warrants to purchase 1,600 shares of the Company’s common stock, and the Company received gross proceeds of $2,400 in connection with these exercises.
Warrants to Purchase Common Stock
The Warrants issued in connection with the 2010 Private Placement have an initial exercise price of $1.50 per share of common stock, can be exercised immediately, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events.
Warrants outstanding as of June 30, 2011 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	9.03	106
August 2010	5	$1.50	4,648

			4,754

Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income/(loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Comprehensive loss for the three months ended June 30, 2011 and 2010 was $2,064 and $3,231, respectively. Comprehensive loss for the six months ended June 30, 2011 and 2010 was $5,257 and $6,729, respectively.
Note 8 — Stock Option and Other Benefit Plans
2007 Equity Incentive Plan
In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the Company’s 2001 Stock Option Plan (the “2001 Plan”) that were unissued. In addition, shares that were not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan. On June 3, 2010, at the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2007 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2007 Plan by 3,000 shares. Furthermore, the number of shares available for grant and issuance under the 2007 Plan was increased automatically on January 1 of each of 2008 through 2011 by an amount equal to 3% of the Company’s shares outstanding on the immediately preceding December 31.

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
The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. As of June 30, 2011, 3,882 shares were available for future grants under the 2007 Plan.
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
As of June 30, 2011, 693 shares were available for issuance under the 2007 Purchase Plan.
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

As of June 30, 2011, 66 shares were reserved for future grants under the Inducement Plan.
Stock Option Activity
The following table summarizes the Company’s stock option activity for the three months ended June 30, 2011:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2010	4,148	6,928	$2.02
Increase in authorized shares	1,338
Options granted	(2,088)	2,088	3.76
Options canceled	550	(550)	1.60
Options exercised	—	(659)	1.80

Balances at June 30, 2011	3,948	7,807	$2.54	4.78	$22,970

Options vested and expected to vest at June 30, 2011		6,312	$2.60	4.68	$18,499
Options exercisable at June 30, 2011		2,121	$3.37	3.84	$5,625
The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $5.27 per share as of June 30, 2011. Consolidated net cash proceeds from option exercises were $1,185 and $349 for the six months ended June 30, 2011 and 2010, respectively. The Company realized no significant income tax benefit from stock option exercises during the six months ended June 30, 2011 or 2010. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.46%	1.38%	1.50%	1.37%
Expected volatility	63.9%	77.2%	63.8%	76.5%
Expected term (years)	4.00	3.05	4.00	3.13
The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the six months ended June 30, 2011 and 2010 was $1.85 and $0.61, respectively.
The Company calculated employee stock-based compensation expense recognized in the six months ended June 30, 2011 and 2010 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development	$131	$116	$231	$280
Sales and marketing	94	40	160	113
General and administrative	280	193	511	480

Total stock-based compensation expense	$505	$349	$902	$873

As of June 30, 2011, the Company had $4,285 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, which will be recognized over a weighted average period of 2.96 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Note 9 — Income Taxes
The Company recorded an income tax provision of $501 and $198 for the three months ended June 30, 2011 and 2010, respectively, related to foreign withholding taxes and income taxes. The Company recorded an income tax provision of $1,275 and $499 for the six months ended June 30, 2011 and 2010, respectively, also related to foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and withholding taxes.
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
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of June 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits was $3,275 and $3,326, respectively. As of June 30, 2011 and December 31, 2010, approximately $19 and $73, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets which are subject to a valuation allowance.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $61 and $58 of interest on uncertain tax positions during the three months ended June 30, 2011 and 2010, respectively. The Company recorded $122 and $115 of interest on uncertain tax positions during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company had a liability of $3,754 and $3,630, respectively, related to interest and penalties for uncertain tax positions.
One of the Company’s subsidiaries in China has received the High & New Technology Enterprise qualification from the Ministry of Science and Technology, and also the Software Enterprise Qualification from the Ministry of Industry and Information Technology. During the third quarter of 2010, the State Administration of Taxation approved the Company’s application to apply the favorable tax benefits to operations beginning January 1, 2009. The Company has revalued certain deferred tax assets and liabilities during the fourth quarter of 2010, and certain taxes that were expensed in 2009 were refunded in 2010, and the tax benefit was recognized. These qualifications are reviewed annually, and in the event that circumstances change and the Company no longer meets the requirements of the original qualification, the Company would need to revalue certain deferred tax assets and liabilities.
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
A breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Feature phone	$8,253	$13,707	$18,731	$28,813
Smartphone	9,427	2,245	15,375	4,428

Revenues	$17,680	$15,952	$34,106	$33,241

The Company generates its revenues in the following geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States of America	$9,218	$7,341	$16,493	$15,590
China	885	1,155	2,312	2,755
Americas, excluding the USA	1,455	2,232	3,371	4,408
EMEA	4,989	4,478	10,060	9,140
Other	1,133	746	1,870	1,348

	$17,680	$15,952	$34,106	$33,241

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2011	2010
Americas	$1,909	$1,013
EMEA	511	714
Other	392	407

	$2,812	$2,134

Note 11 — Restructuring
Restructuring information as of June 30, 2011 was as follows:

	Restructuring
	2011		2010		2009
		Facilities		Facilities		Facilities	Superscape
	Workforce	Related	Workforce	Related	Workforce	Related	Plan	Total
Balance as of January 1, 2010	$—	$—	$—	$—	$629	$737	$40	$1,406
Charges to operations	—	—	1,540	1,854	—	235	—	3,629
Non Cash Adjustments	—	—	—	(269)	—	—	(3)	(272)
Charges settled in cash	—	—	(1,244)	—	(629)	(414)	(14)	(2,301)

Balance as of December 31, 2010	—	—	296	1,585	—	558	23	2,462
Charges to operations	500	96	41	—	—	—	—	637
Non Cash Adjustments	—	(86)	—	—	—	—	(4)	(90)
Charges settled in cash	(500)	(10)	(220)	(504)	—	(171)	—	(1,405)

Balance as of June 30, 2011	$—	$—	$117	$1,081	$—	$387	$19	$1,604

During 2009, 2010 and the first two quarters of 2011, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2011 restructuring plan included $500 of restructuring charges relating to employee termination costs in the Company’s APAC, Latin America, Russia and United Kingdom offices. The remaining restructuring charge of $96 related primarily to facility related charges resulting from vacating a portion of the Company’s Moscow offices, which includes an $86 non-cash adjustment relating to a write off of leasehold improvements. Since the inception of the 2010 restructuring plan through June 30, 2011, the Company incurred $1,581 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $1,854 related primarily to facility related charges resulting from the relocation of the Company’s corporate headquarters to San Francisco, which includes a $269 non-cash adjustment, primarily relating to a write off in fixed assets. Since the inception of the 2009 restructuring plan through June 30, 2011, the Company incurred $2,111 in restructuring charges. These charges included $1,009 of workforce related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $1,102 of facility related charges, comprised of $944 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. The Company does not expect to incur any additional charges under the 2009 restructuring plan.
As of June 30, 2011, the Company’s remaining restructuring liability of $1,604 was comprised of $117 of severance and benefits payments due to a former executive, which are due to be paid during 2011, and $1,487 of facility related costs that are expected to be paid over the remainder of the lease terms of one to two years. As of June 30, 2011, approximately $313 of facility costs included in the above table were classified as other long-term liabilities. As of December 31, 2010, the Company’s remaining restructuring liability of $2,462 was comprised of $296 of severance and benefits payments due to former executives, of which $179 were paid in the first two quarters of 2011, and $2,166 of facility related costs, which included $773 of facility costs that were classified as other long-term liabilities. The Company paid $675 of these facility costs during the first two quarters of 2011.
Note 12 — Subsequent Events
Acquisition of Blammo Games
On August 1, 2011, the Company completed the acquisition of Blammo Games Inc., a company organized under the laws of Ontario (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of freemium games for the iOS platform located in Toronto, Canada.
Pursuant to the terms of the Share Purchase Agreement, the Company purchased from the Sellers all of the issued and outstanding share capital of Blammo (the “Share Purchase”), and in exchange for such Blammo share capital, the Company (i) issued to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock (the “Initial Shares”), which resulted in initial consideration of $5,070 and (ii) agreed to issue to the Sellers, in the aggregate, up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015, as more fully described below. 100 of the Initial Shares will be held in escrow for 12 months to satisfy indemnification claims under the Share Purchase Agreement.

The Additional Shares will be issued to the Sellers if, and to the extent that, Blammo achieves certain Net Revenue (as such term is defined in the Share Purchase Agreement) performance targets as follows: (i) for fiscal 2013 (April 1, 2012 through March 31, 2013), (a) 227 Additional Shares will be issued to the Sellers if, and only in the event that, Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 682 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, (ii) for fiscal 2014 (April 1, 2013 through March 31, 2014), (a) 417 Additional Shares will be issued to the Sellers if, and only in the event that, Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 833 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, and (iii) for fiscal 2015 (April 1, 2014 through March 31, 2015), (a) no Additional Shares will be issued to the Sellers if Blammo does not meet its Baseline Net Revenue goal for such fiscal year and (b) up to 1,154 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year. To the extent that Blammo meets its Baseline Net Revenue goal for a fiscal year but does not meet its Upside Net Revenue goal for such fiscal year, Additional Shares will be issued to the Sellers on a straight-line basis based on the amount by which Blammo exceeded the Baseline Net Revenue goal. Blammo’s Baseline and Upside Net Revenue goals for fiscal 2013, 2014 and 2015 are as follows:

Fiscal Year	Baseline Net Revenue		Upside Net Revenue

Fiscal 2013	US$	3,500	US$	5,000

Fiscal 2014	US$	5,500	US$	10,000

Fiscal 2015	US$	8,500	US$	15,000
In addition, under the terms of the Share Purchase Agreement, the Company has agreed to file a shelf registration statement with the SEC within 20 days after the closing of the Share Purchase to register all of the Initial Shares.
Acquisition of Griptonite
On August 2, 2011, the Company completed the acquisition of Griptonite, Inc., a Washington corporation (“Griptonite”) and formerly a wholly owned subsidiary of Foundation 9 Entertainment, Inc., a Delaware corporation (“Foundation 9”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Granite Acquisition Corp., a Washington corporation and wholly owned subsidiary of the Company (“Sub”), Foundation 9 and Griptonite. Pursuant to the terms of the Merger Agreement, Sub merged with and into Griptonite in a statutory reverse triangular merger (the “Merger”), with Griptonite surviving the Merger as a wholly owned subsidiary of the Company. Griptonite, which is based in Kirkland, WA, is a developer of games for the Xbox 360, Wii, DS, PSP and iPhone platforms.
In connection with the Merger, the Company issued to Foundation 9, as Griptonite’s sole shareholder, in exchange for all of the issued and outstanding shares of Griptonite capital stock, a total of 6,106 shares of the Company’s common stock, for consideration of approximately $29,564; 600 shares will be held in escrow for 15 months to satisfy indemnification claims under the Merger Agreement. In addition, the Company may be required to issue additional shares (not to exceed, when aggregated with the 6,106 shares issued at the closing of the Merger, more than 19.99% of the Company’s issued and outstanding shares immediately prior to the closing of the Merger) (i) in satisfaction of indemnification obligations in the case of breaches of its representations, warranties and covenants or (ii) pursuant to a working capital adjustment that may take place after the Company files an amendment to the Current Report on Form 8-K it filed to report the Merger to file required financial statements of Griptonite.
The Company has agreed to file a shelf registration statement with the SEC within 20 days after the closing of the Merger to register all of the shares of the Company’s common stock issuable to Foundation 9 under the Merger Agreement.
The Company has not made all of the required disclosures in accordance with ASC 805-10-50-2, Business Combinations, as it is currently in the process of evaluating the purchase accounting implications of the above two transactions.

Assumption of Griptonite Lease
In connection with the Merger, the Company agreed to assume the obligations of Griptonite under that certain lease dated as of November 5, 2007, by and among Foundation 9, Griptonite and Marymoor Warehouse Associates, LLC, as a successor in interest to Mastro Willows 2, LLC, with respect to the premises located at 12421 Willows Road NE, Kirkland, Washington (the “Griptonite Lease”). The Griptonite Lease covers approximately 54 rentable square feet and has a term that commenced on April 1, 2008 and terminates on September 30, 2015. The lease currently provides for monthly base rent of $84, with the monthly base rent increasing by $2 every 12 months such that the monthly rent under the Griptonite Lease for the final 12 months of the lease will be $93.
Amendment to 2008 Equity Inducement Plan
In connection with the Merger and the Share Purchase, the Compensation Committee of the Company’s Board of Directors increased the number of shares reserved for issuance under the Company’s 2008 Equity Inducement Plan by 1,050 shares. Glu utilized these additional shares in order to grant stock options to certain of the new non-executive employees of Griptonite and Blammo to purchase a total of 1,033 shares of Glu’s common stock.
Departure of Executive Officer
On July 28, 2011, the Company terminated the employment of Giancarlo Mori, its Chief Creative Officer, effective as of August 2, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations are intended to identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
• our expectations and beliefs regarding the future conduct and growth of our business;
• our expectations regarding competition and our ability to compete effectively;
• our expectations regarding the development of future products, including those for smartphones and tablets;
• our expectation that we will release 15 to 20 social, freemium games during 2011, of which approximately one-fourth will be developed by third parties pursuant to our Glu Partners program;
• our intention to focus our development efforts on social, freemium games and continue our use of in-game advertising, offers, micro-transactions and other monetization techniques with respect to the games we develop for smartphones and tablets;
• our expectation that the substantial majority of the social, freemium games that we are developing for smartphones will be based on our own intellectual property, which we believe will significantly enhance our margins and long-term value;
• our expectations regarding our revenues, including the expected decline in revenues from games we develop for feature phones in our traditional carrier-based business and our belief that with our smartphone revenues having surpassed our feature phone revenues in the second quarter of 2011 we are positioned to return to overall revenue growth in the longer term;
• our expectations regarding our operating expenses, including anticipated increased spending on sales and marketing and research and development initiatives during 2011 compared with 2010, as well as the anticipated impact that our recent Blammo and Griptonite acquisitions will have on our operating expenses;
• our expectation that the Blammo and Griptonite acquisitions will approximately double our studio capacity;
• our expectation that our first title created by Blammo will be released in the first quarter of 2012, while the first title created by our Griptonite studio should be launched by the second quarter of 2012;
• our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;
• our assessments and estimates that determine our effective tax rate and valuation allowance; and
• our belief that our cash and cash equivalents and cash flows from operations, if any, will be sufficient to meet our cash needs for at least the next 12 months.
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
Overview
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the first and second quarters of 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
Financial Results and Trends
Revenues for the three months ended June 30, 2011 were $17.7 million, an 11% increase compared to the three months ended June 30, 2010, in which we reported revenues of $16.0 million. Revenues for the six months ended June 30, 2011 were $34.1 million, a 3% increase compared to the six months ended June 30, 2010, in which we reported revenues of $33.2 million. These increases in revenues were primarily due to a significant increase in our revenues that we generated from games for smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system. We believe that the migration of users from feature phones to smartphone devices, which offer enhanced functionality, will continue to accelerate for the remainder of 2011 and for the foreseeable future as consumers increasingly upgrade their mobile phones. Accordingly, we have shifted our product development focus towards developing new titles for smartphones and tablet devices, such as Apple’s iPad, and intend to release fewer games for feature phones in future periods.
For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on smartphone and tablet digital storefronts, which include Apple’s App Store, Google’s Android Market, Microsoft’s Windows Marketplace for Mobile and Palm’s App Catalog. Our smartphone revenue accounted for approximately 45% and 13% of our revenues for the six months ended June 30, 2011 and June 30, 2010, respectively and 53% and 14% of our revenues for the three months ended June 30, 2011 and June 30, 2010, respectively. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of social, mobile “freemium” games — games that are downloadable without an initial charge, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our social, freemium games are generally designed to be persistent through regular content updates. We believe this approach will enable us to build and grow a longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to have the substantial majority of our social, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.
Our smartphone revenues surpassed our feature phone revenues for the first time in the second quarter of 2011, and we believe that this transition will position us to return to overall revenue growth in the longer term. However, significantly growing our revenues from smartphones and tablets may be challenging for us for several reasons, including: (1) our inability since the middle of the second quarter of 2011 to include certain types of offers in our games sold on the Apple App Store, which offers accounted for approximately one-third of our smartphone revenues during the three and six months ended June 30, 2011; (2) the open nature of many of the smartphone and tablet storefronts substantially increases the number of our competitors and competitive products; (3) we have only relatively recently concentrated our efforts on developing and marketing social, freemium games; (4) our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertizing and offers have caused us, and may continue to cause us, to have difficulty optimizing the monetization of our social, freemium games; (5) we historically have had more limited success in generating significant revenues from games based on our own intellectual property rather than licensed brands; and (6) our social, freemium games may not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts or a failure to achieve prominent storefront featuring for such games.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by digital storefront owners or our carriers to alter their terms related to the distribution of our games. For example, during the quarter ended June 30, 2011, Apple stopped permitting publishers to include certain types of offers in games sold through the Apple App Store, and, this change in Apple policy has negatively impacted our smartphone revenues. Our revenues depend on a variety of other factors, including our relationships with digital storefront owners, carriers and our licensors. The loss of any key relationships with our digital storefront owners, carriers, other distributors or licensors could adversely impact our revenues in the future.
Our net loss in the three months ended June 30, 2011 was $1.8 million versus a net loss of $3.2 million in the three months ended June 30, 2010. This decrease was driven primarily by a decrease in costs of revenues of $2.1 million due to a decrease in royalty-burdened revenues and impairments of advanced royalties, a $1.7 million increase in revenues related to higher smartphone revenues and a decrease in other income and expenses of $889,000 related primarily to lower interest charges as the MIG promissory notes were fully repaid and favorable foreign exchange revaluations in the second quarter of 2011 compared to same period in the prior year. These decreases were partially offset by a $3.0 million increase in operating expenses and a $303,000 increase in the tax provision. The increase in our operating expenses for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 was primarily due to increased research and development and sales and marketing expenses associated with the launch and development of our freemium titles. Our net loss in the six months ended June 30, 2011 was $5.0 million versus a net loss of $6.9 million in the six months ended June 30, 2010. This decrease was driven primarily by a decrease in costs of revenues of $3.4 million due to a decrease in royalty-burdened revenues and impairments of advanced royalties, a decrease in other income and expenses of $1.7 million related primarily to lower interest charges as the MIG promissory notes were fully repaid and favorable foreign exchange revaluations in the first and second quarters of 2011 compared to same periods in the prior year and a $865,000 increase in revenues related to higher smartphone revenues. These decreases were partially offset by a $3.2 million increase in operating expenses and a $776,000 increase in the tax provision. The increase in our operating expenses for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 was primarily due to increased research and development and sales and marketing expenses associated with the launch of our freemium titles. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and these currencies fluctuated significantly in 2010 and the first six months of 2011.
We significantly increased our spending on sales and marketing initiatives in the first half of 2011 in connection with the launch and promotion of our initial social, freemium titles, and we expect our sales and marketing expenditures to remain at least at this increased level during the remainder 2011. We also expect that our expenses to develop and port games for advanced platforms and smartphones will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these platforms, including through our external development relationships as part of our Glu Partners program. In addition, we expect our overall operating expenses, particularly our research and development expenses, to significantly increase in the third quarter of 2011 and beyond due to our recently completed acquisitions of Griptonite, Inc. (“Griptonite”), a developer of games for the Xbox 360, Wii, DS, PSP and iPhone platforms and formerly a wholly owned subsidiary of Foundation 9 Entertainment, Inc. (“Foundation 9”), and Blammo Games Inc. (“Blammo”), a developer of freemium games for the iOS platform located in Toronto, Canada. As a result of these acquisitions and the increased spending on sales and marketing and research and development initiatives, we expect to use a significant amount of cash in operations as we seek to grow our business. Our ability to attain profitability will be affected by our ability to grow our revenues, including our ability to integrate these acquisitions and begin deriving significant revenues from the efforts of the acquired companies, particularly Griptonite, and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that the restructuring measures we implemented during 2010 and first and second quarters of 2011, which primarily consisted of headcount reductions, will have a beneficial effect on our overall operating expenses, but will not fully offset the expected increases in our operating expenses. Our business has historically been impacted by seasonality, as many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new mobile phones and tablets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between mobile phone and tablet purchases and game purchases, some of this holiday impact occurs for us in our first calendar quarter. We expect these seasonal trends to continue in the future.

Cash and cash equivalents at June 30, 2011 totaled $26.4 million, an increase of $13.5 million from the balance at December 31, 2010. This increase was primarily due to $15.7 million of net proceeds we received from the underwritten public offering of common stock that we completed in January 2011 (the “2011 Public Offering”), and $4.5 million of proceeds received from warrant exercises, option exercises and purchases under our employee stock purchase program. These inflows were partially offset by $2.3 million paid under our credit facility, $2.6 million of cash used in operations, $1.4 million of capital expenditures and $698,000 of taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders. In addition, in August 2011, we acquired approximately $10.2 million in cash in connection with our acquisition of Griptonite. We believe our cash and cash equivalents and cash flows from operations, if any, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Significant Transactions
Acquisition of Blammo
On August 1, 2011, we completed the acquisition of Blammo by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among Glu, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”).
Pursuant to the terms of the Share Purchase Agreement, we purchased from the Sellers all of the issued and outstanding share capital of Blammo (the “Share Purchase”), and in exchange for such Blammo share capital, we (i) issued to the Sellers, in the aggregate, 1,000,000 shares of our common stock (the “Initial Shares”) and (ii) agreed to issue to the Sellers, in the aggregate, up to an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015, as more fully described below. 100,000 of the Initial Shares will be held in escrow for 12 months to satisfy indemnification claims under the Share Purchase Agreement.
The Additional Shares will be issued to the Sellers if, and to the extent that, Blammo achieves certain Net Revenue (as such term is defined in the Share Purchase Agreement) performance targets as follows: (i) for fiscal 2013 (April 1, 2012 through March 31, 2013), (a) 227,273 Additional Shares will be issued to the Sellers if, and only in the event that, Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 681,818 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, (ii) for fiscal 2014 (April 1, 2013 through March 31, 2014), (a) 416,667 Additional Shares will be issued to the Sellers if, and only in the event that, Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 833,333 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, and (iii) for fiscal 2015 (April 1, 2014 through March 31, 2015), (a) no Additional Shares will be issued to the Sellers if Blammo does not meet its Baseline Net Revenue goal for such fiscal year and (b) up to 1,153,846 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year. To the extent that Blammo meets its Baseline Net Revenue goal for a fiscal year but does not meet its Upside Net Revenue goal for such fiscal year, Additional Shares will be issued to the Sellers on a straight-line basis based on the amount by which Blammo exceeded the Baseline Net Revenue goal. Blammo’s Baseline and Upside Net Revenue goals for fiscal 2013, 2014 and 2015 are as follows:

Fiscal Year	Baseline Net Revenue		Upside Net Revenue

Fiscal 2013	US$	3,500,000	US$	5,000,000

Fiscal 2014	US$	5,500,000	US$	10,000,000

Fiscal 2015	US$	8,500,000	US$	15,000,000
Acquisition of Griptonite
On August 2, 2011, we completed the acquisition of Griptonite pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Glu, Granite Acquisition Corp., a Washington corporation and wholly owned subsidiary of Glu (“Sub”), Foundation 9 and Griptonite. Pursuant to the terms of the Merger Agreement, Sub merged with and into Griptonite in a statutory reverse triangular merger (the “Merger”), with Griptonite surviving the Merger as a wholly owned subsidiary of Glu.

In connection with the Merger, we issued to Foundation 9, as Griptonite’s sole shareholder, in exchange for all of the issued and outstanding shares of Griptonite capital stock, a total of 6,106,015 shares of our common stock, of which 600,000 shares will be held in escrow for 15 months to satisfy indemnification claims under the Merger Agreement. In addition, we may be required to issue additional shares (not to exceed, when aggregated with the 6,106,015 shares issued at the closing of the Merger, more than 19.99% of our issued and outstanding shares immediately prior to the closing of the Merger) (i) in satisfaction of indemnification obligations in the case of breaches of its representations, warranties and covenants or (ii) pursuant to a working capital adjustment that may take place after we file an amendment to the Current Report on Form 8-K it filed to report the Merger to file required financial statements of Griptonite.
We expect the Blammo and Griptonite acquisitions will approximately double our studio capacity. We anticipate that our first title created by Blammo will be released in the first quarter of 2012, while the first title created by our Griptonite studio should be launched by the second quarter of 2012.
Public Offering
In January 2011, we completed the 2011 Public Offering in which we sold an aggregate of 8,414,635 shares of our common stock at a price to the public of $2.05 per share for net proceeds of approximately $15.7 million after underwriting discounts and commissions and offering expenses. The underwriters of the 2011 Public Offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets.
Private Placement
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
Amendment of Credit Facility
In December 2008, we renegotiated and extended our credit facility, and also amended the terms of the credit facility in August 2009, February 2010, March 2010 and February 2011. The credit facility, as last amended, provided for borrowings of up to $8.0 million, subject to a borrowing base equal to 80% of our eligible accounts receivable. The most recent fourth amendment to the credit facility that we entered into in February 2011 waived our default in maintaining minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) specified in the credit facility for the period beginning October 1, 2010 and ending December 31, 2010. This fourth amendment also removed the EBITDA financial covenant from the credit facility in its entirety and replaced this covenant with a net cash covenant, which required us to maintain at least $10.0 million in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that we owe to the lender under the credit facility. The credit facility expired on June 30, 2011 and, as of that date, we had no outstanding borrowings under it.
Critical Accounting Policies and Estimates
There were no significant changes in our Critical Accounting Policies and Estimates during the six months ended June 30, 2011 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

Results of Operations
Comparison of the Three Months Ended June 30, 2011 and 2010
Revenues

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Feature phone	$8,253	$13,707
Smartphone	9,427	2,245

Revenues	$17,680	$15,952

Our revenues increased $1.7 million, or 10.8%, from $16.0 million for the three months ended June 30, 2010 to $17.7 million for the three months ended June 30, 2011, due to a $7.2 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android devices related primarily to micro-transactions, offers and advertisements. This was partially offset by a $5.5 million decline in feature phone revenue primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) decreased by $149,000, from $8.6 million in the three months ended June 30, 2010 to $8.5 million in the three months ended June 30, 2011. This was primarily related to a $777,000 decrease in our Americas, excluding the United States, revenues, primarily related to declining feature phone revenues. This decrease was partially offset by a $511,000 increase in our EMEA revenues, primarily related to increased revenues from certain OEM relationships, partially offset by continued declines in our carrier-based business. Our smartphone revenues surpassed our feature phone revenues for the first time in the second quarter of 2011, and we believe that this transition will position us to return to overall revenue growth in the longer term. We have experienced significant growth with respect to the revenues that we derive from micro-transactions in our freemium games, and expect to experience additional growth during the remainder of 2011. However, our ability to grow smartphone revenue throughout the rest of 2011 will be negatively impacted by declining offer revenues resulting from our inability since the middle of the second quarter of 2011 to include certain types of offers in our games sold on the Apple App Store.
Cost of Revenues

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Cost of revenues:
Royalties and impairment of prepaid royalties and guarantees	$3,121	$4,943
Amortization of intangible assets	703	1,006

Total cost of revenues	$3,824	$5,949

Revenues	$17,680	$15,952

Gross margin	78.4%	62.7%
Our cost of revenues decreased $2.1 million, or 35.7%, from $5.9 million in the three months ended June 30, 2010 to $3.8 million in the three months ended June 30, 2011. This decrease was primarily due to a $1.8 million decrease in royalties associated with a decline in royalty-burdened revenue, impairments and recoupments of previously impaired titles. Our amortization of intangible assets decreased $303,000 due to certain intangible assets relating to our MIG, Macrospace and Superscape acquisitions being fully amortized during 2010. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 80.6% in the three months ended June 30, 2010 to 52.9% in the three months ended June 30, 2011, primarily due to our focus on developing freemium games for smartphones that are based on our own intellectual property. Revenues attributable to games based upon original intellectual property were 47.1% of our total revenues for the three months ended June 30, 2011, primarily related to U.S. titles. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 33.3% in the three months ended June 30, 2010 to 33.4% in the three months ended June 30, 2011. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 31.0% in the three months ended June 30, 2010 to 17.7% in the three months ended June 30, 2011.

Research and Development Expenses

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Research and development expenses	$8,439	$6,229
Percentage of revenues	47.7%	39.0%
Our research and development expenses increased $2.2 million, or 35.5%, from $6.2 million in the three months ended June 30, 2010 to $8.4 million in the three months ended June 30, 2011. The increase in research and development costs was primarily due to an increase in outside service costs of $1.0 million associated with the development of new freemium smartphone games by external developers as part of our Glu Partners program. The increase was also due to a $654,000 increase in variable compensation paid to our employees under our bonus plans and a $628,000 increase in salaries and benefits, despite a decrease in our research and development staff from 352 employees at June 30, 2010 to 292 as of June 30, 2011. This increase in salaries and benefits was primarily the result of salary mix as we hired additional senior headcount to work in our U.S. studio during 2011 which was partially offset by cost savings associated with the restructuring of our Brazil, China and U.K. studios during 2010. These increased costs were partially offset by a $306,000 decrease in allocated facilities and overhead costs. As a percentage of revenues, research and development expenses increased from 39.0% for the three months ended June 30, 2010 compared to 47.7% for the three months ended June 30, 2011. Research and development expenses included $131,000 of stock-based compensation expense in the three months ended June 30, 2011 and $116,000 in the three months ended June 30, 2010. We anticipate that our research and development expenses will continue to increase during the remainder of 2011, primarily due to the Griptonite and Blammo acquisitions, which will increase headcount by approximately 200, and our expected release of 15 to 20 new social, freemium titles during 2011, approximately one-fourth of which will be developed by external developers as part of our Glu Partners program and which will require significant upfront cash payment to such developers.
Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Sales and marketing expenses	$3,344	$2,437
Percentage of revenues	18.9%	15.3%
Our sales and marketing expenses increased $907,000, or 37.2%, from $2.4 million in the three months ended June 30, 2010 to $3.3 million in the three months ended June 30, 2011. The increase was primarily due to an $813,000 increase in marketing promotions associated with the launch of our new social, freemium game titles during the first and second quarters of 2011 and an $83,000 increase in consulting fees associated with converting our Latin America sales and marketing to third-party distribution agents as discussed below. The increase was also due to a $121,000 increase in variable compensation related to our sales bonus, which was partially offset by a $105,000 decrease in salaries and benefits costs as we reduced our sales and marketing headcount from 51 at June 30, 2010 to 30 at June 30, 2011, which was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third party distribution agent in the second quarter of 2010 and headcount reductions to our MIG sales and marketing team. As a percentage of revenues, sales and marketing expenses increased from 15.3% in the three months ended June 30, 2010 to 18.9% in the three months ended June 30, 2011. Sales and marketing expenses included $94,000 of stock-based compensation expense in the three months ended June 30, 2011 and $40,000 in the three months ended June 30, 2010. We significantly increased our spending on sales and marketing initiatives in the first and second quarters of 2011 in connection with the launch of our social, freemium titles, and we expect our sales and marketing expenditures to remain at least at this increased level during the remainder of 2011.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
General and administrative expenses	$3,506	$3,052
Percentage of revenues	19.8%	19.1%
Our general and administrative expenses increased $454,000, or 14.9%, from $3.1 million in the three months ended June 30, 2010 to $3.5 million in the three months ended June 30, 2011. The increase in general and administrative expenses was primarily due to a $356,000 increase in salaries, benefits and variable compensation. The main component of which included a $328,000 increase in variable compensation under our bonus plan which offset any cost savings from reducing headcount from 58 at June 30, 2010 to 57 at June 30, 2011. We also had an increase of $169,000 in outside service costs, which was partially offset by an $111,000 decrease in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses increased from 19.1% in the three months ended June 30, 2010 to 19.8% in the three months ended June 30, 2011. General and administrative expenses included $280,000 of stock-based compensation expense in the three months ended June 30, 2011 and $193,000 in the three months ended June 30, 2010. We anticipate that our general and administrative expenses will increase during the remainder of 2011 due to the Griptonite and Blammo acquisitions
Restructuring
Our restructuring charge decreased from $693,000 in the three months ended June 30, 2010 to $147,000 in the three months ended June 30, 2011. Our restructuring charges for the three months ended June 30, 2011 were comprised of $147,000 of restructuring charges relating primarily to employee termination costs in our Italian sales office.
Interest and Other Income/(Expense), Net
Interest and other income/(expense), net, decreased from a net expense of $560,000 during the three months ended June 30, 2010 to net income of $329,000 in the three months ended June 30, 2011. This change was primarily due to an increase in foreign currency gains of $792,000 related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable and a $106,000 decrease in net interest expense related to the lower balances outstanding on the MIG notes and borrowings under our credit facility. We expect a decrease in net interest expense due to having fully repaid the MIG notes at the end of 2010 and due to the expiration of our credit facility at June 30, 2011.
Income Tax Provision
Income tax provision increased from a tax provision of $198,000 in the three months ended June 30, 2010 to $501,000 in the three months ended June 30, 2011 primarily as a result of changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities year over year. We expect our effective tax rate in 2011 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
Comparison of the Six Months Ended June 30, 2011 and 2010
Revenues

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Feature phone	$18,731	$28,813
Smartphone	15,375	4,428

Revenues	$34,106	$33,241

Our revenues increased $865,000, or 2.6%, from $33.2 million for the six months ended June 30, 2010 to $34.1 million for the six months ended June 30, 2011, due to a $10.9 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android devices related primarily to micro-transactions, offers and advertisements. This was partially offset by a $10.1 million decline in feature phone revenue primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus exclusively towards developing new titles for smartphone devices. International revenues (defined as revenues generated from carriers whose principal operations are located outside the United States) was flat for the six months ended June 30, 2010 compared with the six months ended June 30, 2011. This was primarily related to a $1.0 million decrease in our Americas, excluding the United States, revenues, primarily related to declining feature phone revenues. This decrease was partially offset by a $920,000 increase in our EMEA revenues, primarily related to increased revenues from certain OEM relationships, partially offset by continued declines in our carrier-based business.
Cost of Revenues

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Cost of revenues:
Royalties	$6,961	$9,634
Amortization of intangible assets	1,520	2,234

Total cost of revenues	$8,481	$11,868

Revenues	$34,106	$33,241

Gross margin	75.1%	64.3%
Our cost of revenues decreased $3.4 million, or 28.5%, from $11.9 million in the six months ended June 30, 2010 to $8.5 million in the six months ended June 30, 2011. This decrease was primarily due to a $2.7 million decrease in royalties associated with a decline in royalty-burdened revenue, impairments and recoupments of previously impaired titles. Our amortization of intangible assets decreased $714,000 due to certain intangible assets relating to our MIG, Macrospace and Superscape acquisitions being fully amortized during 2010. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 80.2% in the six months ended June 30, 2010 to 59.7% in the six months ended June 30, 2011, primarily due to our focus on developing freemium games for smartphones that are based on our own intellectual property. Revenues attributable to games based upon original intellectual property were 40.3% of our total revenues for the six months ended June 30, 2011, primarily related to U.S. titles. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 33.7% in the six months ended June 30, 2010 to 32.4% in the six months ended June 30, 2011 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 29.0% in the six months ended June 30, 2010 to 20.4% in the six months ended June 30, 2011.
Research and Development Expenses

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Research and development expenses	$15,605	$12,890
Percentage of revenues	45.8%	38.8%
Our research and development expenses increased $2.7 million, or 21.1%, from $12.9 million in the six months ended June 30, 2010 to $15.6 million in the six months ended June 30, 2011. The increase in research and development costs was primarily due to an increase in outside service costs of $1.6 million associated with the development of new freemium smartphone games by external developers as part of our Glu Partners program. The increase was also due to a $952,000 increase in variable compensation paid to our employees under our bonus plans and an increase of $477,000 in salaries and benefits, despite a decrease in our research and development staff from 352 employees at June 30, 2010 to 292 as of June 30, 2011. This increase in salaries and benefits was primarily the result of salary mix as we hired additional senior headcount to work in our U.S. studio during 2011 which was partially offset by cost savings associated with the restructuring of our Brazil, China and U.K. studios during 2010. We also had a $186,000 increase in travel and entertainment expenses associated with increased travel from our regional offices to our U.S. headquarters during 2011 for training as part of our Glu University initiative. These amounts were partially offset by a $585,000 decrease in allocated facilities and overhead costs as a result of lower headcount. As a percentage of revenues, research and development expenses increased from 38.8% for the six months ended June 30, 2010 compared to 45.8% for the six months ended June 30, 2011. Research and development expenses included $231,000 of stock-based compensation expense in the six months ended June 30, 2011 and $280,000 in the six months ended June 30, 2010.

Sales and Marketing Expenses

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Sales and marketing expenses	$7,101	$5,408
Percentage of revenues	20.8%	16.3%
Our sales and marketing expenses increased $1.7 million, or 31.3%, from $5.4 million in the six months ended June 30, 2010 to $7.1 million in the six months ended June 30, 2011. The increase was primarily due to a $1.8 million increase in marketing promotions associated with the launch of our new social, freemium game titles during the first and second quarters of 2011 and a $299,000 increase in consulting fees associated with converting our Latin America sales and marketing to third-party distribution agents as discussed below. These amounts were partially offset by a $306,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 51 at June 30, 2010 to 30 at June 30, 2011, which was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third party distribution agent in the second quarter of 2010 and headcount reductions to our MIG sales and marketing team. As a percentage of revenues, sales and marketing expenses increased from 16.3% in the six months ended June 30, 2010 to 20.8% in the six months ended June 30, 2011. Sales and marketing expenses included $160,000 of stock-based compensation expense in the six months ended June 30, 2011 and $113,000 in the six months ended June 30, 2010.
General and Administrative Expenses

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
General and administrative expenses	$6,440	$6,865
Percentage of revenues	18.9%	20.7%
Our general and administrative expenses decreased $425,000, or 6.2%, from $6.9 million in the six months ended June 30, 2010 to $6.4 million in the six months ended June 30, 2011. The decrease in general and administrative expenses was primarily due to a $482,000 decrease in professional and consulting fees associated with lower accounting, tax and legal fees and a $250,000 decrease in allocated facility and overhead costs. These decreases were partially offset by a $198,000 increase in salaries, benefits and variable compensation, due primarily to a $427,000 increase in variable compensation under our bonus plans, despite the fact that we reduced headcount from 58 at June 30, 2010 to 57 at June 30, 2011. As a percentage of revenues, general and administrative expenses decreased from 20.7% in the six months ended June 30, 2010 to 18.9% in the six months ended June 30, 2011. General and administrative expenses included $511,000 of stock-based compensation expense in the six months ended June 30, 2011 and $480,000 in the six months ended June 30, 2010.
Restructuring
Our restructuring charge decreased from $1.3 million in the six months ended June 30, 2010 to $637,000 in the six months ended June 30, 2011. Our restructuring charges for the six months ended June 30, 2011 were comprised of $541,000 of restructuring charges relating to employee termination costs in our United States, China, Brazil, Italy and United Kingdom offices and $96,000 related primarily to facility related charges resulting from vacating a portion of our Moscow office.

Interest and Other Income/(Expense), Net
Interest and other income/(expense), net, decreased from a net expense of $1.2 million during the six months ended June 30, 2010 to net income of $509,000 in the six months ended June 30, 2011. This change was primarily due to an increase in foreign currency gains of $1.3 million related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable and a $385,000 decrease in net interest expense related to the lower balances outstanding on the MIG notes and borrowings under our credit facility.
Income Tax Provision
Income tax provision increased from a tax provision of $499,000 in the six months ended June 30, 2010 to $1.3 million in the six months ended June 30, 2011 primarily as a result of changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities year over year.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$2,353	$3,452
Cash flows (used in)/provided by operating activities	(2,578)	2,180
Cash flows used in investing activities	(1,353)	(244)
Cash flows provided by/(used in) in financing activities	17,193	(5,975)
Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $195.7 million as of June 30, 2011.
Operating Activities
For the six months ended June 30, 2011, net cash used in operating activities was $2.6 million, primarily due to a net loss of $5.0 million, a decrease in accrued royalties of $2.5 million and an increase in accounts receivable of $1.7 million due to timing of cash collections. These amounts were partially offset by an increase in accounts payable of $1.4 million, a decrease in prepaid royalties of $1.4 million and an increase in deferred revenues of $969,000. In addition, we had adjustments for non-cash items, including amortization expense, of $1.5 million, stock-based compensation expense of $902,000 and depreciation expense of $833,000.
We may decide to enter into new or renew existing licensing arrangements that may require us to make royalty payments at the outset of the agreement or to enter into new development agreements that may require us to make payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
In the six months ended June 30, 2011, we used $1.4 million of cash for investing activities resulting primarily from purchases of computer, server and networking equipment to support our freemium games, purchases of software and the making of leasehold improvements.
In the six months ended June 30, 2010, we used $244,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, software and the making of leasehold improvements.
Financing Activities
In the six months ended June 30, 2011, net cash provided by financing activities was $17.2 million due primarily to $15.7 million of net proceeds received from the 2011 Public Offering and $4.5 million of proceeds received from option exercises, warrant exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $2.3 million that we repaid under our credit facility and a payment of $698,000 relating to taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders.
In the six months ended June 30, 2010, net cash used in financing activities was $6.0 million due primarily to $4.5 million of payments made on the MIG notes and bonuses and net payments of $1.9 million under our credit facility, which was partially offset by proceeds from option exercises and purchases under our employee stock purchase plan of $349,000.

Sufficiency of Current Cash and Cash Equivalents
Our cash and cash equivalents were $26.4 million as of June 30, 2011, which includes the $15.7 million in net proceeds that we received from the 2011 Public Offering. In addition, in August 2011, we acquired approximately $10.2 million in cash in connection with our acquisition of Griptonite. We expect to fund our operations and satisfy our contractual obligations for 2011 primarily through our cash and cash equivalents and cash flows from operations, if any. However, as a result of the acquisitions of Griptonite and Blammo, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with our new social, freemium games that we will continue to release in 2011, we expect to use a significant amount of cash in our operations during 2011 as we seek to grow our business. We believe our cash and cash equivalents and cash flows from operations, if any, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.
Our $8.0 million credit facility expired on June 30, 2011. We may seek to enter into a new credit facility, but we cannot assure you that we will be able to enter into a new facility on terms favorable to us or at all. Our credit facility contained financial covenants and restrictions that limited our ability to draw down the entire $8.0 million, a summary of which are set forth below.
Our credit facility initially required us to maintain, on a consolidated basis, a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured as of specified periods. On August 24, 2009, we entered into an amendment to our credit facility, which reduced certain of the minimum targets contained in the credit facility’s EBITDA-related covenant. On February 10, 2010 we entered into a second amendment to the credit facility. The second amendment changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, we entered into a third amendment to the credit facility which (1) extended the maturity date of the credit facility from December 22, 2010 until June 30, 2011, (2) increased the interest rate for borrowings under the credit facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%, and (3) requires us to maintain, measured on a consolidated basis at the end of each periods a minimum amount of EBITDA. On February 2, 2011, we entered into a fourth amendment to our credit facility which waived our default in maintaining minimum levels of EBITDA specified in the credit facility for the period beginning October 1, 2010 and ending December 31, 2010. The fourth amendment also removed the EBITDA financial covenant from the credit facility in its entirety and replaced this covenant with a net cash covenant, which required us to maintain at least $10.0 million in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that we owe to the lender under the credit facility.
The credit facility also included a “material adverse change” clause. As a result, if a material adverse change occurred with respect to our business, operations or financial condition, then that change could have constituted an event of default under the terms of our credit facility. If an event of default had occurred, the lender could have, among other things, declared all obligations immediately due and payable, could have stopped advancing money or extending credit under the credit facility and could have terminated the credit facility.
Our credit facility was collateralized by eligible customer accounts receivable balances, as defined by the lender. In addition, among other things, the credit facility limited our ability to dispose of certain assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. Further, the credit facility required us to maintain a separate account with the lender for collection of our accounts receivables. All deposits into this account were automatically applied by the lender to our outstanding obligations under the credit facility.
The credit facility matured on June 30, 2011. As of June 30, 2011, we were in compliance with the covenants contained in the credit facility and had no outstanding borrowings.
Of the $26.4 million of cash and cash equivalents that we held at June 30, 2011, approximately $716,000 was held in accounts in China. To fund our operations and repay our debt obligations, we repatriated $1.3 million of available funds from China to the United States in 2010. This amount was subject to withholding taxes of 5%. We do not anticipate repatriating any additional funds from China for the foreseeable future, as changes in our revenue share arrangement with China Mobile has significantly impacted our ability to generate meaningful cash from our China operations. In addition, given the current global economic environment and other potential developments outside of our control, we may be unable to utilize the funds that we hold in all of our non-U.S. accounts, which funds include cash and marketable securities, since the funds may be frozen by additional international regulatory actions, the accounts may become illiquid for an indeterminate period of time or there may be other such circumstances that we are unable to predict.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, potentially pursuant to our effective universal shelf registration statement, procuring a new credit facility and/or selling some of our assets. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders as was the case with the 2010 Private Placement and the 2011 Public Offering. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Additionally, we may be unable to procure a new credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions.
Contractual Obligations
The following table is a summary of our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$4,912	$1,432	$3,480	$—	$—
Guaranteed royalties(1)	159	159	—	—	—
Developer commitments(2)	2,583	2,333	250	—	—
Uncertain tax position obligations, including interest and penalties(3)	5,064	—	—	—	5,064
Total contractual obligations	$12,718	$3,924	$3,730	$—	$5,064

*	Represents the remaining six months of 2011

(1)
We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile devices based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales.

(2)
We have contracts with various third-party developers to design and develop games as part of our Glu Partners initiative. These contracts require us to advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

(3)
As of June 30, 2011, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of June 30, 2011, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.

Off-Balance Sheet Arrangements
At June 30, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our market risk profile has not changed significantly during the first six months of 2011.
Interest Rate and Credit Risk
Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.
We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2011, we had no short-term investments and substantially all $26.4 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
As of June 30, 2011 and December 31, 2010, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, China, France, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits.
Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At June 30, 2011, Apple accounted for 15.5%, Tapjoy accounted for 13.1%, Telecomunicaciones Movilnet accounted for 12.5% and China Mobile accounted for 11.1% of total accounts receivable. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable. No other carrier represented more than 10% of our total accounts receivable as of these dates.
Foreign Currency Exchange Risk
We transact business in more than 70 countries in more than 20 different currencies, and in 2010 and in the first six months of 2011, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.
Our foreign currency exchange gains and losses have been generated primarily from fluctuations in GBP versus the USD and in the Euro versus GBP. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, including a net loss of $18.2 million in 2009, a net loss of $13.4 million in 2010 and a net loss of $5.0 million for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $195.7 million. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new games, particularly those designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. In addition, we will incur significantly increased costs in connection with our acquisitions of Blammo and Griptonite due to the addition of approximately 200 employees. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our revenues declined in each of 2009 and 2010 from the preceding year, and we expect that our revenues will likely only increase slightly in 2011 from 2010 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2009, we incurred aggregate charges of approximately $8.5 million for royalty impairments and restructuring activities, during 2010, we incurred aggregate charges of approximately $4.3 million for royalty impairments and restructuring activities and in the six months ended June 30, 2011, we incurred aggregate charges of approximately $1.0 million for royalty impairments and restructuring activities. As of June 30, 2011, an additional $734,000 of prepaid royalties remained on our balance sheet that are potentially subject to future impairment. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.
Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.
Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This will be particularly true for 2011, as we implemented significant cost-reduction measures in 2009 and 2010 and the first half of 2011, making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We intend to only selectively enter into new licensing arrangements in 2011, if any, which we expect will contribute to the anticipated reduction in our revenues from feature phones and which may adversely impact our revenues from smartphones and tablets to the extent that our games based on original intellectual property are not successful. With respect to our games based on licensed intellectual property, we may incur impairments of prepaid royalty guarantees if our forecasts for these games are lower than we anticipated at the time we entered into the agreements. For example, in 2009, 2010 and the first six months of 2011 we impaired $6.6 million, $663,000 and $371,000 respectively, of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements in our Europe, Middle East and Africa region and other global development and distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, which have deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2009, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in 2010 and in the first six months of 2011. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new games released by us and our competitors;
•	the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period;
•	the popularity of new games and games released in prior periods;
•	changes in the prominence of storefront featuring or deck placement for our leading games and those of our competitors;
•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, tablets, games and related content;
•	the rate at which consumers continue to migrate from traditional feature phones to smartphones, as well as the rate of adoption of tablet devices;
•	our success in developing and monetizing social, freemium games for smartphones and tablets;
•
our ability to increase the daily and monthly active users of our social, freemium games that we develop for smartphones and tablets, as well as the level of engagement of these users and the length of time these users continue to play our games;

•	our ability to include certain types of offers and other monetization techniques in our games sold through online storefronts, such as Apple’s App Store and Google’s Android Market;
•
changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within certain of our games;

•	the expiration of existing content licenses for particular games;
•	the amount and timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;
•
changes in pricing policies by us, our competitors or our carriers and other distributors, including to the extent that smartphone digital storefront owners impose a platform tax on our revenues derived from offers;

•	changes in pricing policies by our carriers related to downloading content, such as our games, which pricing policies could be influenced by the lower average prices for content on smartphones;
•	changes in the mix of original intellectual property and licensed-content games, which have varying gross margins;
•	the timing of successful mobile device launches;
•	the timeliness and accuracy of reporting from carriers;
•	the seasonality of our industry;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	our ability to successfully migrate talent acquired through our Griptonite transaction to creating freemium/social titles;
•	our ability to retain key game design, development, production and art talent;
•	the timing of compensation expense associated with equity compensation grants; and
•	decisions by us to incur additional expenses, such as increases in marketing or research and development.
Our strategy to grow our business includes developing a significant number of new titles for smartphones and tablets rather than for feature phones, which has historically comprised a significant majority of our revenues. If we do not succeed in generating considerable revenues and gross margins from smartphones and tablets, our revenues, financial position and operating results may suffer.
As a result of the expected continued migration of users from traditional feature phones to smartphones, we expect our feature phone revenues, which represented a significant majority of our revenues in 2010, to continue to decrease in 2011. For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts (such as Apple’s App Store, Google’s Android Market, Palm’s App Catalog and Microsoft’s Windows Marketplace for Mobile), as well as significantly increase our marketing-related expenditures in connection with the launch of our new games on these digital storefronts. Our efforts to significantly increase our revenues derived from games for smartphones and tablets may prove unsuccessful or, even if successful, it may take us longer to achieve significant revenue than anticipated because, among others reasons:
•	changes in digital storefront and carrier policies that limit our ability to use certain types of offers and other monetization techniques in our games;
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

•	competitors may have substantially greater resources available to invest in developing and publishing products for smartphones and tablets;
•	these digital storefronts are relatively new markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss;
•	we have less experience with open storefront distribution channels than with carrier-based distribution;
•
the pricing and revenue models for titles on these digital storefronts are rapidly evolving (for example, the introduction of in-app purchasing capabilities and the potential introduction of usage-based pricing for games), and have resulted, and may continue to result, in significantly lower average selling prices for our premium games developed for smartphones as compared to games developed for feature phones, and a lower than expected return on investment for these games;

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
We expect that a significant portion of our development activities for smartphones and tablets in 2011 and beyond will be focused on social, freemium games — games that are downloadable without an initial charge, but which enable a variety of additional features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our efforts to develop social, freemium games for smartphones and tablets may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among other reasons:
•	we have limited experience in successfully developing and marketing social, freemium games;
•
our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertizing and offers may cause us to have difficulty optimizing the monetization of our freemium games;

•	changes in digital storefront and carrier policies that limit our ability to use certain types of offers and other monetization techniques in our games;
•
some of our competitors have released a significant number of social, freemium games on smartphones, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	some of our competitors have substantially greater resources available to invest in the developing and publishing of social, freemium games;
•
we intend to continue to develop the significant majority of our social, freemium games based upon our own intellectual property rather than well-known licensed brands, and, as a result, we may encounter difficulties in generating sufficient consumer interest in our games, particularly since we historically have had limited success in generating significant revenues from games based on our own intellectual property;

•
social, freemium games currently represent a minority of the games available on smartphones and tablets and have a limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•
our strategy with respect to developing social, freemium games for smartphones assumes that a large number of consumers will download our games because they are free and that we will subsequently be able to effectively monetize these games via in-app purchases, offers and advertisements; however, some smartphones charge users a fee for downloading content, and users of these smartphones may be reluctant to download our freemium games because of these fees, which would reduce the effectiveness of our product strategy;

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

•
we expect that approximately one-fourth of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship, which will reduce our control over the development process and may result in product delays and games that do not meet our and consumer expectations regarding quality;

•
the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (a recent class action lawsuit has been filed relating to this issue; we have not been named as a party to this lawsuit) and the Federal Trade Commission might issue rules significantly restricting or even prohibiting in-app purchases or we could potentially be named as a defendant in a future class action lawsuit; and

•	because these are effectively new products for us, we are less able to forecast with accuracy revenue levels, required marketing and development expenses, and net income or loss.
If we do not achieve a sufficient return on our investment with respect to developing and selling social, freemium games, it will negatively affect our operating results and may require us to formulate a new business strategy.
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
Our primary competitors have historically been Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. With respect to our social, freemium games that we publish for smartphones and tablets, we also compete with a number of other companies, including DeNA, which became a more formidable competitor through its acquisition of ngmoco, Zynga and Storm 8/Team Lava. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce their prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. As an example of the competition that we face, it has been estimated that more than 70,000 active games were available on the Apple App Store as of July 31, 2011. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones and tablets without substantially increasing spending to market our products or increasing our development costs.
Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:
•	significantly greater revenues and financial resources;
•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience with the social, freemium games business model;
•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	larger installed customer bases from related platforms such as console gaming or social networking websites to which they can market and sell mobile games;
•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;
•	lower labor and development costs and better overall economies of scale;
•	greater resources to make acquisitions;
•	greater platform-specific focus, experience and expertise; and
•	broader global distribution and presence.
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
Our business depends on developing and publishing mobile games that digital storefront owners will prominently feature or wireless carriers will place on their decks and that end users will buy. We must continue to invest significant resources in research and development, analytics and marketing to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not respond to the requirements of digital storefront owners and carriers and the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, although we have enjoyed success with respect to a number of our action/adventure freemium games, such as Gun Bros, Contract Killer and Big Time Gangsta, we have had more limited success with respect to our casual titles, with only Bug Village generating significant revenues. If we fail to develop casual titles that achieve broad market acceptance, it will limit our potential revenue growth and harm our operating results. Even if our games are successfully introduced and initially adopted, a subsequent shift in the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.
If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.
We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple App Store and Google’s Android Market, and maintaining our existing relationships with wireless carriers and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games will be particularly important in connection with our strategic focus of developing social, freemium games based on our own intellectual property. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if digital storefront owners or wireless carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted or end users may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand. If end users, digital storefront owners, branded content owners and wireless carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users, digital storefront owners and wireless carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content or if a game has playability issues such as game unavailability, long load times or a unexpected termination of the game due to data server or other technical issues, we could experience damage to our reputation and brand, and our attractiveness to digital storefront owners, wireless carriers, licensors, and end users might be reduced. In addition, although we have significantly increased our sales and marketing-related expenditures in connection with the launch of our new social, freemium games, these efforts may not succeed in increasing awareness of our brand and new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

Inferior storefront featuring or deck placement would likely adversely impact our revenues and thus our operating results and financial condition.
The open nature of the digital storefronts, such as the Apple App Store and Google’s Android Market, substantially increases the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games. Our failure to achieve prominent placement or featuring for our games on the smartphone storefronts could result in our games not generating significant sales. It may also require us to expend significantly increased amounts to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing games for them. We believe that a number of factors may influence the featuring or placement of a game in these digital storefronts, including:
•	the perceived attractiveness of the title or brand;
•	the past critical or commercial success of the game or of other games previously introduced by a publisher;
•	the publisher’s relationship with the applicable digital storefront owner and future pipeline of quality titles for it; and
•	the current market share of the publisher.
Conversely, wireless carriers provide a limited selection of games that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the number of games available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top-level menus highlighting games that are recent top sellers, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional games sorted by genre. We believe that deck placement on the top-level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in higher game sales. If carriers choose to give our games less favorable deck placement, our games may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed.
Acquisitions could result in operating difficulties, dilution and other harmful consequences.
We recently completed the acquisitions of Griptonite and Blammo, and expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, joint ventures, strategic development and distribution arrangements and acquisitions of technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business, including Griptonite and Blammo, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:
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
The integration of Griptonite may prove particularly challenging due to its size, as Griptonite has approximately 200 employees compared with approximately 400 employees at Glu prior to the Blammo and Griptonite acquisitions, as well as the fact that Griptonite has historically built premium games for non-smartphone platforms such as the Xbox 360, Wii, DS and PSP. We will need to invest considerable management time and resources in order to educate the Griptonite studio personnel with respect to the development of freemium games for smartphone platforms, and if we are not successful in these efforts, it will significantly harm our operating results given the significant increase in our operating expenses that will result from such acquisition.
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
Moreover, the terms of acquisitions may require that we make future cash or stock payments to shareholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made. For example, our Blammo acquisition agreement provides that the former Blammo shareholders may earn up to 3,312,937 shares of our common stock if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015. In addition, our merger agreement with Griptonite provides that, in the event we breach specified representations and covenants, in order to satisfy potential indemnification obligations we may be required to issue additional shares of our common stock based on the then current market price for our common stock, subject to specified limitations. Further, pursuant to our merger agreement with MIG, we were required to make $25.0 million in future cash and stock payments to the former MIG shareholders, which payments we renegotiated in December 2008. Had we paid the MIG earnout and bonus payments on their original terms, we could have experienced cash shortfall related to the cash payments and our stockholders could have experienced substantial dilution related to the stock payments.
Third parties are developing some of our social, freemium games, and to the extent that they do not timely deliver high-quality games that meet our and consumer expectations, our business will suffer.
Recently, we initiated our Glu Partners program, which provides for the external development of some of our games; we currently expect that approximately one-fourth of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship. We have historically created and developed all of our games in our internal studios, and we have limited experience in outsourcing and managing the production of our game concepts by external developers. Because we have no direct supervision and reduced control of this external development process, it could result in development delays and games of lesser quality and that are more costly to develop than those produced by our internal studios. This may particularly be the case to the extent that we do not provide our external developers with sufficiently detailed game development documentation, which could result in us providing them with a number of change orders that would delay development and increase our production costs.

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
We currently derive nearly half of our revenues from sales of our games on feature phones through wireless carriers. Our revenues for each of 2009 and 2010 declined from the prior year due to a decrease in sales in our carrier-based business, resulting primarily from the continuing migration of consumers from feature phones to smartphones that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store and Google’s Android Market. We believe that the decline in the sales of feature phones and the transition of consumers to smartphones will continue to accelerate. In addition, due to the accelerating decline in the sales of feature phones, we intend to release significantly fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. Our ability to significantly grow our revenues derived from smartphones and tablets is uncertain. In addition, games sold on smartphones typically have lower average prices than our games sold on feature phones, and to the extent consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on feature phones. Any unexpected acceleration in the slowdown in sales of feature phones, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
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
In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2010 and 2009, we generated approximately 41.6% and 35.0% of our revenues, respectively, from our top ten games, but no individual game represented more than 10% of our revenues in any of those periods. However, we are seeing increased concentration in our top games, and expect that Gun Bros will exceed 10% of our revenues for 2011. If our new games are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

We might elect not, or may be unable, to renew our existing brand and content licenses when they expire and might not choose to obtain additional licenses, which would negatively impact our feature phone revenues and might negatively impact our smartphone revenues to the extent that we do not create successful games based on our own intellectual property.
Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 78.1% and 77.5% of our revenues in 2010 and 2009, respectively. In 2010, revenues derived under various licenses from our five largest licensors, Activision, Atari, Caesar’s, Freemantle Media and 2waytraffic, together accounted for approximately 45.0% of our revenues. Creating games based on well-known, licensed brands has historically been critical to the success of our feature phone business, as this helped us achieve more prominent placement on our wireless carriers’ decks and contributed to greater commercial success with feature phone consumers. In addition, the majority of our premium games that we initially released for smartphones were based on licensed brands. However, we have determined to shift our business strategy towards becoming the leading publisher of social, mobile freemium games, and we intend to have the substantial majority of these social, freemium games be based upon our own intellectual property. As a result, we have allocated a significantly smaller amount of our operating budget to licensing deals and might elect not to renew our existing brand and content licenses when they expire. In addition, we intend to only selectively enter into new licensing arrangements, if any, in future periods. Our existing licenses expire at various times during the next several years, and our feature phone revenues will be negatively impacted to the extent that we lose the right to distribute games based on licensed content. For example, our right to publish our World Series of Poker game for smartphones and tablets will expire on December 31, 2011, which will negatively impact our smartphone revenues. The expected decline in the revenues we derive from games based on licensed brands could have an unexpectedly greater impact on our overall revenues and operating results to the extent that we are not successful in significantly increasing our revenues from games developed for smartphones and tablets based on our own intellectual property.
System or network failures could reduce our sales, increase costs or result in a loss of revenues or end users of our games.
We rely on digital storefronts’, wireless carriers’ and other third-party networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of our games. We also rely on our own servers and third party infrastructure to operate our new social, freemium games that are delivered as a live service, to maintain and provide our analytics data and to deliver games on demand to end users through our carriers’ networks. In particular, a significant portion of our social, freemium game traffic is hosted by Amazon Web Services, which service uses multiple locations, and we expect to continue utilizing Amazon for a significant portion of our hosting services for the foreseeable future. In addition, certain of our subscription-based games, require access over the mobile Internet to our servers to enable certain features. Any technical problem with storefronts’, carriers’, third parties’ or our billing, delivery or information systems, servers or communications networks could result in the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases or our analytics data, or interfere with access to some aspects of our games. For example, in connection with the release of our Gun Bros game on the Apple App Store in the fourth quarter of 2010, we experienced issues with our data servers that resulted in gameplay issues and the loss of some users’ virtual assets they acquired through in-app purchases. In the event of a loss of virtual assets, we may be required to issue refunds, we may receive negative publicity and game ratings, and we may lose users of our games, any of which would negatively affect our business. In addition, during the fourth quarter of 2010 and first half of 2011, we lost some of our analytics data, including data with respect to our daily and monthly average users. Furthermore, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any such technical problems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.
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
End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the Apple iPhone, Google Android, Blackberry, HTML5, i-mode, Mophun, Palm, Symbian, Windows Mobile, BREW and Java platforms. It is likely that one or more of these technologies will fall out of favor with handset manufacturers and wireless carriers, as transitions to different technologies and technology platforms have happened in the past and will occur in the future. If there is a rapid shift to a different technology platform, such as Adobe Flash or Flash Lite, or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.
International sales represented approximately 55.1% and 52.2% of our revenues in 2010 and 2009, respectively. In addition, as part of our international efforts, we acquired U.K.-based Macrospace in December 2004, UK-based iFone in March 2006, China-based MIG in December 2007 and Superscape, which had a significant presence in Russia, in March 2008. We have international offices located in a number of foreign countries including Brazil, Canada, China, England and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues. Risks affecting our international operations include:
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
Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, in the future we will be required to port existing and new games to a broader array of handsets and develop versions specific to new smartphones. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new smartphones and tablets, including the iPhone and iPad and those based on the Android operating system, is longer and thus developing and porting for the advanced platforms is more costly than developing and porting for games for feature phones. Since the majority of our revenues are currently derived from the sale of games for feature phones in our carrier-based business, it is important that we maintain and enhance our porting capabilities. However, as additional smartphone digital storefronts are developed and gain market prominence, our porting capabilities represent less of a business advantage for us, yet we could be required to invest considerable resource in this area to support our existing business. These additional costs could harm our business, operating results and financial condition.

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
Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced sales and engineering personnel, including those at Blammo and Griptonite who may be experiencing uncertainty due to our acquisition of their companies. In addition, in order to grow our business, succeed on our new business initiatives, such as developing social, freemium titles for smartphones and tablets, and replace departing employees, we must be able to identify and hire qualified personnel. Competition for qualified management, sales, engineering and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. This may be particularly the case for us to the extent our stock price remains at a relatively depressed level, as individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. We may also experience difficulty assimilating our newly hired personnel, including those at Blammo and Griptonite, and they may be less effective or productive than we anticipated, which may adversely affect our business. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.
We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.
The operation of our business, and our efforts to grow our business, requires significant cash outlays and commitments. As of June 30, 2011, we had $26.4 million of cash and cash equivalents, $716,000 of which was held in our China subsidiaries. In addition, in August 2011, we acquired approximately $10.2 million in cash in connection with our acquisition of Griptonite. To the extent we require additional working capital in our U.S. or other non-Chinese operations, it could be very difficult to repatriate money held in our China subsidiaries due to our declining operating profits in China, and such repatriation would be subject to taxation, potentially at high rates.

As a result of our Blammo and Griptonite acquisitions, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with our new social, freemium games that we will release in 2011, we expect to use a significant amount of cash in our operations in 2011 as we seek to grow our business. If our cash and cash equivalents are insufficient to meet our cash requirements we will either need to seek additional capital, potentially through an additional debt or equity financing (potentially pursuant to our effective universal shelf registration statement), procuring a new debt facility or selling some of our assets. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such was the case with respect to the 2010 Private Placement and the 2011 Public Offering, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Additionally, our $8 million credit facility expired on June 30, 2011, and, if we wish to enter into a new facility, we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.
Our business is subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our business, which will be increasingly important to our business as we continue to market our products directly to end users and to the extent we obtain personal information about our customers. We currently collect certain personally identifiable information regarding our customers, including the unique device identifiers (UDIDs) of our customers’ smartphones and tablets and may in the future collect additional personally identifiable information regarding our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. The rules regarding data and consumer protection laws vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.
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
In addition, although we require our third-party developers to sign agreements not to disclose or improperly use our trade secrets and acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and to assign to us any ownership they may have in those works, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent. This could harm our brand, business, operating results and financial condition.

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
Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we are developing and selling games for smartphones and tablets, including social, freemium games that we began to release in the fourth quarter of 2010, and the accounting for revenue derived from these platforms and games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. We currently defer revenues related to micro-transactions over the estimated lives of the transactions. For these types of transactions we have considered the average period that game players typically play our games to arrive at our best estimates for the useful life. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. We have incurred, and expect to continue to incur, substantial accounting and auditing expenses and expend significant management time in complying with the requirements of Section 404. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our board of directors.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NASDAQ Stock Market. The requirements of these rules and regulations has significantly increased our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.
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
We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate could also be adversely affected by our profit level, by changes in our business or changes in our structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. For example, the current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings.
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
The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as:
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as due to the recent downgrading of the credit rating of the United States by Standard & Poor’s and the continuing unprecedented volatility in the financial markets;

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
•
any significant sales of our stock by our directors, executive officers or large stockholders, including the investors in the 2010 Private Placement whose shares have been registered for resale under the Securities Act and may be freely sold at any time, or by the former stockholders of Blammo and Griptonite, whose shares we are required to register for resale under the Securities Act as soon as is reasonably practicable;

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
Some provisions in our certificate of incorporation, bylaws and the terms of some of our licensing and distribution agreements may deter third parties from seeking to acquire us.
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
On April 28, 2011, in connection with our entry into a Development and Distribution Agreement with Full Fathom Five, LLC we issued Full Fathom Five, LLC 51,020 shares of our unregistered and restricted common stock, representing aggregate consideration of $200,000 based on the $3.92 closing price for our common stock on The NASDAQ Global Market on April 28, 2011, as a minimum guarantee against future revenue sharing payments. The shares issued to Full Fathom Five, LLC are subject to vesting restrictions that lapse over two years. The sale of the common stock was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

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

GLU MOBILE INC.
Date: August 15, 2011	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference		Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Glu Mobile Inc. 2007 Equity Incentive Plan, as amended and restated.	8-K	001-33368	99.01	06/07/11

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

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