Form 10-Q
period 2011-09-30
GLU MOBILE INC
filed 2011-11-14
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2011: 63,698,619.

GLU MOBILE INC.
FORM 10-Q
Quarterly Period Ended September 30, 2011

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4. CONTROLS AND PROCEDURES	40

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	41

ITEM 1A. RISK FACTORS	41

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	59

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	59

ITEM 4. RESERVED	60

ITEM 5. OTHER INFORMATION	60

ITEM 6. EXHIBITS	60

SIGNATURES	61

Exhibit 10.01
Exhibit 10.02
Exhibit 10.03
Exhibit 10.05
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GLU MOBILE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$36,869	$12,863
Accounts receivable, net	9,963	10,660
Prepaid royalties	679	2,468
Prepaid expenses and other	4,027	2,557

Total current assets	51,538	28,548
Property and equipment, net	3,871	2,134
Other long-term assets	575	574
Intangible assets, net	12,107	8,794
Goodwill	21,966	4,766

Total assets	$90,057	$44,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,368	$5,666
Accrued liabilities	1,056	939
Accrued compensation	4,858	4,414
Accrued royalties	4,494	7,234
Accrued restructuring	1,297	1,689
Deferred revenues	2,393	842
Current portion of long-term debt	—	2,288

Total current liabilities	21,466	23,072
Other long-term liabilities	10,423	7,859

Total liabilities	31,889	30,931

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at September 30, 2011 and December 31, 2010; 63,645 and 44,585 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6	4
Additional paid-in capital	259,697	203,464
Accumulated other comprehensive income	289	1,159
Accumulated deficit	(201,824)	(190,742)

Total stockholders’ equity	58,168	13,885

Total liabilities and stockholders’ equity	$90,057	$44,816

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$16,905	$15,468	$51,011	$48,709
Cost of revenues:
Royalties and impairment of prepaid royalties and guarantees	3,383	3,934	10,344	13,568
Amortization of intangible assets	2,375	1,009	3,895	3,243

Total cost of revenues	5,758	4,943	14,239	16,811

Gross profit	11,147	10,525	36,772	31,898

Operating expenses:
Research and development	10,808	5,858	26,413	18,748
Sales and marketing	3,576	2,692	10,677	8,100
General and administrative	3,748	3,107	10,188	9,972
Amortization of intangible assets	330	53	330	160
Restructuring charge	—	—	637	1,287

Total operating expenses	18,462	11,710	48,245	38,267

Loss from operations	(7,315)	(1,185)	(11,473)	(6,369)
Interest and other income/(expense), net:
Interest income	4	7	33	20
Interest expense	—	(98)	(72)	(539)
Other income/(expense), net	340	177	892	(586)

Interest and other income/(expense), net	344	86	853	(1,105)

Loss before income taxes	(6,971)	(1,099)	(10,620)	(7,474)
Income tax benefit/(provision)	813	(504)	(462)	(1,003)

Net loss	$(6,158)	$(1,603)	$(11,082)	$(8,477)

Net loss per common share — basic and diluted	$(0.10)	$(0.04)	$(0.20)	$(0.26)

Weighted average common shares outstanding — basic and diluted	60,461	36,042	55,699	32,392
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,082)	$(8,477)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and accretion	1,303	1,561
Amortization of intangible assets	4,225	3,403
Stock-based compensation	1,740	1,229
Change in fair value of Blammo earnout	(178)	—
Interest expense on debt	2	407
Amortization of loan agreement costs	70	132
Non-cash foreign currency remeasurement (gain)/loss	(905)	584
Impairment of prepaid royalties and guarantees	531	663
Changes in allowance for doubtful accounts	326	(53)
Changes in operating assets and liabilities:
Accounts receivable	1,996	6,050
Prepaid royalties	1,262	2,966
Prepaid expenses and other assets	(107)	(713)
Accounts payable	961	(730)
Other accrued liabilities	(67)	(1,137)
Accrued compensation	433	1,313
Accrued royalties	(2,783)	(4,378)
Deferred revenues	1,451	60
Accrued restructuring charge	(1,165)	(586)
Other long-term liabilities	(483)	275

Net cash (used in)/provided by operating activities	(2,470)	2,569

Cash flows from investing activities:
Purchase of property and equipment	(1,972)	(517)
Net cash received from acquisitions	10,342	—

Net cash provided by/(used in) investing activities	8,370	(517)

Cash flows from financing activities:
Proceeds from line of credit	—	31,457
Payments on line of credit	(2,288)	(34,548)
Net proceeds from Public Offering	15,661	—
Net proceeds from Private Placement	—	13,297
MIG loan payments	(698)	(7,239)
Proceeds from exercise of warrants and issuance of common stock	3,572	—
Proceeds from exercise of stock options and ESPP	1,872	602

Net cash provided by financing activities	18,119	3,569

Effect of exchange rate changes on cash	(13)	(242)

Net increase in cash and cash equivalents	24,006	5,379
Cash and cash equivalents at beginning of period	12,863	10,510

Cash and cash equivalents at end of period	$36,869	$15,889

Supplemental disclosure of cash flow information:
Common stock issued for the acquisitions of Griptonite and Blammo	$33,158	$—
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
The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $201,824 as of September 30, 2011. For the three months ended September 30, 2011, the Company incurred a net loss from operations of $6,158. For the nine months ended September 30, 2011, the Company incurred a net loss from operations of $11,082. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve profitability and its intended business objectives.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 21, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2011 and its results of operations for the three and nine months ended September 30, 2011 and 2010, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of September 30, 2011 has been derived from the unaudited condensed consolidated financial statements as of that date.
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

The following table summarizes the revenues from customers that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Apple	22.2%	*	%	19.1%	*	%
Google	11.0	*		*	*
Tapjoy	*	*		13.2	*
China Mobile	*	10.5		*	*
Verizon Wireless	*	14.1		*	16.0

*	Revenues from the customer were less than 10% during the period.
At September 30, 2011, Telecomunicaciones Movilnet accounted for 18.9% and Apple accounted for 11.6% of total accounts receivable. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable. No other carrier represented more than 10% of the Company’s total accounts receivable as of these dates.
Net Loss Per Share
The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(6,158)	$(1,603)	$(11,082)	$(8,477)

Basic and diluted shares:
Weighted average common shares outstanding	60,958	36,042	55,876	32,392
Weighted average unvested common shares subject to restrictions	(497)	—	(177)	—

Weighted average shares used to compute basic and diluted net loss per share	60,461	36,042	55,699	32,392

Net loss per share — basic and diluted	$(0.10)	$(0.04)	$(0.20)	$(0.26)
The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to restrictions have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Warrants to purchase common stock	4,534	2,673	5,665	962
Unvested common shares subject to restrictions	497	—	177	—
Options to purchase common stock	8,175	6,499	7,660	6,187

	13,206	9,172	13,502	7,149

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company anticipates that the adoption of this standard will not materially impact the Company’s condensed consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially impact the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the “revised standard”). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. Entities considering early adoption are advised to begin assessing relevant factors for the qualitative assessment. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company is currently evaluating the early adoption option. The Company anticipates that the adoption of this standard will not materially impact the Company’s condensed consolidated financial statements.
Business Combination
In the first quarter of fiscal year 2010, the Company adopted a new accounting standard related to business combinations, ASC 805, which revised the accounting guidance applied to business combinations. The new standard: expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.
While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, the Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined.
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

Effective January 1, 2010, the Company adopted ASU 2010-06, which amended ASC 820 to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The adoption of the amended disclosure requirements for fair value measurements did not affect the disclosures because the Company did not transfer financial assets or liabilities between levels in the fair value hierarchy. The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. As of September 30, 2011 and December 31, 2010, the Company had $36,869 and $12,863 in cash equivalents.
Liabilities for Contingent Consideration
Level 3 liabilities consist of acquisition-related non-current liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo Games Inc., a company organized under the laws of Ontario (“Blammo”), which was acquired on August 1, 2011. The former Blammo shareholders have the opportunity to earn additional shares of the Company’s common stock based on future net revenues generated by Blammo during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015. See Note 4 for further details regarding the Blammo acquisition. The expected number of shares to be issued in each year depends on the probability of Blammo achieving the net revenue targets, and the Company used a risk-neutral framework to estimate the probability of achieving these revenue targets for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions included the discount rate of 25.0%, volatility of 49.0%, risk free rates of between 0.33% and 0.81% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. The fair value of these contingent liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2011, was $235. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.
Note 3 — Balance Sheet Components
Accounts Receivable

	September 30,	December 31,
	2011	2010
Accounts receivable	$10,793	$11,164
Less: Allowance for doubtful accounts	(830)	(504)

	$9,963	$10,660

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant write-offs or recoveries during the three and nine months ended September 30, 2011 and 2010.
Property and Equipment

	September 30,	December 31,
	2011	2010
Computer equipment	$5,189	$4,974
Furniture and fixtures	473	487
Software	4,392	2,919
Leasehold improvements	1,836	2,392

	11,890	10,772
Less: Accumulated depreciation and amortization	(8,019)	(8,638)

	$3,871	$2,134

Depreciation expense for the three months ended September 30, 2011 and September 30, 2010 was $470 and $450, respectively. Depreciation expense for the nine months ended September 30, 2011 and September 30, 2010 was $1,303 and $1,561, respectively.

Prepaid Expense and Other

	September 30,	December 31,
	2011	2010
Deferred tax asset	2,105	54
Prepaid expenses	1,358	1,069
Deposits	182	843
Other	382	591

	$4,027	2,557

Other Long-Term Liabilities

	September 30,	December 31,
	2011	2010
Uncertain tax position obligations	5,175	4,991
Deferred income tax liability	3,676	1,170
Unfavorable lease obligations	729	—
Restructuring	—	773
Other	843	925

	$10,423	7,859

Note 4 — Business Combinations
Griptonite, Inc.
On August 2, 2011, the Company completed the acquisition of Griptonite, Inc., a Washington corporation (“Griptonite”) and formerly a wholly owned subsidiary of Foundation 9 Entertainment, Inc., a Delaware corporation (“Foundation 9”), pursuant to an Agreement and Plan of Merger, as amended on August 15, 2011 (the “Merger Agreement”), by and among the Company, Granite Acquisition Corp., a Washington corporation and wholly owned subsidiary of the Company (“Sub”), Foundation 9 and Griptonite. Pursuant to the terms of the Merger Agreement, Sub merged with and into Griptonite in a statutory reverse triangular merger (the “Merger”), with Griptonite surviving the Merger as a wholly owned subsidiary of the Company. Griptonite, which is based in Kirkland, Washington, is a developer of games for advanced platforms, including handheld devices. The Company acquired Griptonite to increase its studio development capacity and augment its existing development efforts to accelerate the introduction of new titles on smartphones and tablets.
In connection with the Merger, the Company issued to Foundation 9, as Griptonite’s sole shareholder, in exchange for all of the issued and outstanding shares of Griptonite capital stock, a total of 6,106 shares of the Company’s common stock, for consideration of approximately $28,088, using the $4.60 closing price of the Company’s common stock on The NASDAQ Global Market on August 2, 2011; 600 shares will be held in escrow until November 2, 2012 as security to satisfy potential indemnification claims under the Merger Agreement. In addition, the Company may be required to issue additional shares (not to exceed 5,302 shares) or in specified circumstances pay additional cash (i) in satisfaction of indemnification obligations in the case of breaches of the Company’s and Sub’s representations, warranties and covenants in the Merger Agreement or (ii) pursuant to potential working capital adjustments.

The preliminary allocation of the Griptonite purchase price was based upon valuations for certain assets and liabilities assumed. The valuation was based upon preliminary calculations and valuations, and the Company’s estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the respective measurement periods (up to one year from the acquisition date). The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$10,300
Accounts receivable	1,558
Costs and estimated earnings in excess of billings on uncompleted contracts	495
Prepaid and other current assets	533
Property and equipment	731
Other long term assets	33
Intangible assets:
Non-compete agreements	3,200
Developed Technology	2,500
Goodwill	12,735

Total assets acquired	32,085

Liabilities assumed:
Accounts payable	(492)
Accrued liabilities	(679)
Billings in excess of costs and earnings on uncompleted contracts	(55)
Other long-term liabilities	(2,771)

Total liabilities	(3,997)

Net acquired assets	$28,088

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives ranging from three months to two years. The estimated fair value of the excess earnings from the work-for-hire contracts is amortized as a reduction to service revenue as services are performed. Pursuant to ASC 805, the Company incurred and expensed a total of $828 in acquisition and transitional costs associated with the acquisition of Griptonite, during the three and nine months ended September 30, 2011, which were primarily general and administrative related.
The Company allocated the residual value of $12,735 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Griptonite acquisition is not deductible for tax purposes.
Assumption of Griptonite Lease
In connection with the Merger, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Griptonite Lease”). The Griptonite Lease covers approximately 54 rentable square feet and has a term that ends on September 30, 2015. As part of the purchase accounting adjustments for Griptonite, the Company eliminated the existing deferred rent balance and recorded a fair value adjustment to reflect the current market value of the unfavorable operating lease commitment. The current and long-term fair value of the unfavorable operating lease obligation was $274 and $698, respectively, as of September 30, 2011. The Griptonite Lease has been included in the future lease obligations disclosed in Note 6.
Revenue Recognition
Griptonite develops video games primarily under fixed-price contracts with third-party publishers that may extend for 24 months or longer. The Company accounts for such contracts using the percentage-of-completion method. The Company has multiple contracts that are in various stages of completion, and progress toward completion is measured based on the ratio of cumulative costs incurred to total estimated costs. Such contracts require estimates to determine the appropriate revenue and cost recognition. The Company periodically reviews revisions of contract values and estimated costs at completion and any changes in such estimates are made prospectively. Amounts representing contract change orders or claims are included in revenues only when they meet specified criteria. If estimates of costs at completion indicate a loss, provision is made for the total loss anticipated in the period in which the loss is identified. Contract costs include direct materials, direct labor costs and allocable production overhead. These costs are included in cost of services. Legacy revenues under the existing Griptonite business will not continue after the contractual obligations have been satisfied, and after the fourth quarter of 2011, this business will be fully transitioned to developing titles directly for the Company. Future revenues from Griptonite related to titles that are developed directly for the Company will be recognized under the Company’s existing corporate revenue recognition policy.

Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and estimated earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and estimated earnings on uncompleted contracts.”
Blammo Games Inc.
On August 1, 2011, the Company completed the acquisition of Blammo, by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of freemium games for the iOS platform located in Toronto, Canada.
Pursuant to the terms of the Share Purchase Agreement, the Company purchased from the Sellers all of the issued and outstanding share capital of Blammo (the “Share Purchase”), and in exchange for such Blammo share capital, the Company (i) issued to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock (the “Initial Shares”), which resulted in initial consideration of $5,070 using the $5.07 closing price of the Company’s common stock on The NASDAQ Global Market on August 1, 2011, and (ii) agreed to issue to the Sellers, in the aggregate, up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015, as more fully described below under “Contingent Consideration.” 100 of the Initial Shares will be held in escrow until August 1, 2012 to satisfy indemnification claims under the Share Purchase Agreement.
The preliminary allocation of the Blammo purchase price was based upon valuations for certain assets and liabilities assumed. The valuation was based upon preliminary calculations and valuations, and the Company’s estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the respective measurement periods (up to one year from the acquisition date). The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$42
Prepaid and other current assets	11
Property and equipment	16
Intangible assets:
Non-compete agreements	1,400
In-process research and development	300
Goodwill	4,309

Total assets acquired	6,078

Liabilities assumed:
Accounts payable	(23)
Accrued liabilities	(164)
Payables to affiliates	(100)

Total current liabilities	(287)
Other long-term liabilities	(721)

Total liabilities	(1,008)

Net acquired assets	$5,070

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives ranging from one to four years. Pursuant to ASC 805, the Company incurred and expensed a total of $153 in acquisition and transitional costs associated with the acquisition of Blammo, during the three and nine months ended September 30, 2011, which were primarily general and administrative related.
The Company allocated the residual value of $4,309 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Blammo acquisition is not deductible for tax purposes.

Contingent Consideration
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

Fiscal Year	Baseline Net Revenue	Upside Net Revenue
Fiscal 2013	$3,500	$5,000
Fiscal 2014	$5,500	$10,000
Fiscal 2015	$8,500	$15,000
Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him or her from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as such term is defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, as vesting is contingent upon these employees’ continued service during the earn-out periods. The Company will record the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 9 for further details. In accordance with ASC 815, Business Combinations, the Company recorded $306 of the contingent consideration as part of the purchase accounting allocation, this amount represents the fair value of the portion of the forecasted Additional Shares to be issued to the Sellers who are not employees of Blammo. This amount will be fair valued in every reporting period, and the Company recorded a non-cash adjustment of $178 as of September 30, 2011, which represents the change in fair value since the date of acquisition.
Valuation Methodology
The Company engaged a third party valuation firm to aid management in its analyses of the fair value of Griptonite and Blammo. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
Intangible assets acquired consist of non-compete agreements, acquired technology and in-process research and development (“IPR&D”). Each valuation methodology assumes a discount rate of 25%.
The Blammo and Griptonite non-compete agreements were valued using the loss of income method, which is an income approach. Two separate cashflows were prepared, one to model the cashflow with the non-compete agreements in place, and one without the agreements. The difference between the debt-free cashflow of the two models was then discounted to present value using a discount rate.
In the valuation of Griptonite developed technology, the replacement cost method of the cost approach was used; although the Company does not expect to use the acquired technology, it was deemed likely that a market participant would perceive value in acquiring and integrating these technologies into their own platforms. The value was determined based on the engineering costs to replace or recreate the developed technology. Key assumptions used included, man hours to recreate, costs per month and remaining total and economic life.
As of the valuation date, Blammo was in the process of developing a game, which is expected to be launched in December 2011, and the Company has estimated the majority of the revenues associated with this game will be generated in 2012 and 2013. The fair value was calculated using the multi-period excess earning method of the income approach, and significant assumptions used included the discount rate, forecasted revenues, forecasted cost of goods sold and forecasted operating expense.

Pro Forma Financial Information
The results of operations for both Griptonite and Blammo and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s condensed consolidated financial statements since the date of each acquisition. For the three months ended September 30, 2011, Griptonite contributed approximately $687 to the Company’s net revenue and increased net losses by $4,280. The results of the acquisitions resulted in an increase to the Company’s net loss due to lower revenue generated from the work-for-hire contracts that were substantially completed during the three month ended September 30, 2011 and to the amortization of acquired identified intangible assets. For the three and nine months ended September 30, 2011, net revenues and income contributed by Blammo was immaterial.
The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Griptonite for the periods shown as if the acquisition of Griptonite had occurred on January 1, 2010. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties. In addition, the pro forma financial information presented below does not include the unaudited financial information of Blammo, as this acquisition did not constitute a “significant business combination” under Regulation S-X.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total pro forma revenues	$18,443	$19,637	$61,690	$60,642
Pro forma net loss	(4,694)	(2,638)	(11,235)	(11,294)
Pro forma net loss per share — basic and diluted	$(0.07)	$(0.06)	$(0.19)	$(0.29)
All of the goodwill related to both the Blammo and Griptonite transactions was assigned to the Company’s Americas reporting unit. See Note 5 for additional information related to the changes in the carrying amount of goodwill.

Note 5 — Goodwill and Intangible Assets
The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008 and Griptonite and Blammo in the third quarter of 2011. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2011 and December 31, 2010 were as follows:

		September 30, 2011			December 31, 2010
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2.5 yrs	$11,088	$(10,254)	$834	$13,545	$(13,545)	$—
Catalogs	1 yr	1,215	(1,215)	—	1,203	(1,203)	—
ProvisionX Technology	6 yrs	200	(200)	—	198	(198)	—
Carrier contract and related relationships	5 yrs	19,157	(12,719)	6,438	18,832	(10,352)	8,480
Licensed content	5 yrs	2,911	(2,911)	—	2,829	(2,810)	19
Service provider license	9 yrs	460	(194)	266	446	(151)	295
Trademarks	3 yrs	221	(221)	—	547	(547)	—

		35,252	(27,714)	7,538	37,600	(28,806)	8,794

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,296	(1,296)	—	1,283	(1,283)	—
Noncompete agreement	3 yrs	5,167	(898)	4,269	562	(562)	—

		6,463	(2,194)	4,269	1,845	(1,845)	—

Total intangibles assets subject to amortization		41,715	(29,908)	11,807	39,445	(30,651)	8,794
In-process research and development		300	—	300	—	—	—

Total intangibles assets, net		$42,015	$(29,908)	$12,107	$39,445	$(30,651)	$8,794

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the second quarter of 2011, the Company wrote off $5,330 of its Superscape intangible assets and accumulated amortization relating to trademarks, titles and technology, all of which were fully amortized. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company acquired approximately $7,400 of intangible assets as part of the Griptonite and Blammo acquisitions in the third quarter of 2011; see Note 4 for further details. During the three months ended September 30, 2011 and 2010, the Company recorded amortization expense in the amounts of $2,375 and $1,009 respectively, in cost of revenues. During the nine months ended September 30, 2011 and 2010, the Company recorded amortization expense in the amounts of $3,895 and $3,243 respectively, in cost of revenues. During the three months ended September 30, 2011 and 2010, the Company recorded amortization expense in the amounts of $330 and $53, respectively, in operating expenses. During the nine months ended September 30, 2011 and 2010, the Company recorded amortization expense in the amounts of $330 and $160, respectively, in operating expenses.
As of September 30, 2011, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Year Ending December 31,	Revenues	Expenses	Expense
2011 (remaining three months)	$1,546	$494	$2,040
2012	2,845	1,982	4,827
2013	2,774	1,315	4,089
2014	273	382	655
2015 and thereafter	100	96	196

Total intangible assets subject to amortization	7,538	4,269	11,807
In-process research and development	—	—	300

Total intangible assets, net	$7,538	$4,269	$12,107

Goodwill
The Company attributes all of the goodwill resulting from the Macrospace acquisition to its Europe, Middle East and Africa (“EMEA”) reporting unit. The goodwill resulting from the iFone acquisition is evenly attributed to the Americas and EMEA reporting units. The Company attributes all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit and all of the goodwill resulting from the Superscape acquisition to the Americas reporting unit. The Company acquired $17,044 of goodwill during the third quarter of 2011 as part of the Blammo and Griptonite acquisitions; see Note 4 for further details. During the third quarter of 2011, the goodwill resulting from both the Blammo and Griptonite acquisitions was fully assigned to the Americas reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”), the goodwill allocated to the EMEA reporting unit is denominated in Pounds Sterling (“GBP”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the EMEA and APAC reporting units is subject to foreign currency fluctuations.
Goodwill by geographic region for the periods indicated was as follows:

	September 30, 2011				December 31, 2010
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$24,871	$25,354	$24,039	$74,264	$24,871	$25,354	$23,881	$74,106
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	—	—	4,766	4,766	—	—	4,608	4,608
Goodwill Acquired during the year	17,044	—	—	17,044	—	—	—	—
Effects of Foreign Currency Exchange	—	—	156	156	—	—	158	158

Balance as of period ended:	17,044	—	4,922	21,966	—	—	4,766	4,766
Goodwill	41,915	25,354	24,195	91,464	24,871	25,354	24,039	74,264
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$17,044	$—	$4,922	$21,966	$—	$—	$4,766	$4,766

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
The Company has three geographic segments comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of September 30, 2011, the Company had goodwill attributable to its APAC and Americas reporting units. The Company performed an annual impairment review as of September 30, 2011 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the reporting units exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow method and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit — the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method were determined using the Company’s best estimates as of the date of the impairment review.
Note 6 — Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2015. Rent expense for the three months ended September 30, 2011 and 2010 was $577 and $608, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was $1,668 and $1,875, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $211 and $379 at September 30, 2011 and December 31, 2010, respectively, and was included within other long-term liabilities

At September 30, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Year Ending December 31,	Payments	Income	Payments
2011 (remaining three months)	$1,105	$167	$938
2012	3,724	391	3,333
2013	2,097	—	2,097
2014	1,082	—	1,082
2015 and thereafter	830	—	830

	$8,838	$558	$8,280

Minimum Guaranteed Royalties and Developer Commitments
The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreement regardless of actual game sales. The Company also has contracts with various external software developers (“third-party developers”) to design and develop games as part of its “Glu Partners” initiative. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones.
Future minimum royalty payments and developer commitments for those agreements as of September 30, 2011 were as follows:

	Minimum
	Guaranteed	Developer
Year Ending December 31,	Royalties	Commitments	Total
2011 (remaining three months)	$33	$344	$377
2012	416	354	770

	$449	$698	$1,147

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
Income Taxes
As of September 30, 2011, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of September 30, 2011, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.
Indemnification Agreements
The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2011 or December 31, 2010.
In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is often unlimited; however, the Company has insurance policies that limit to some extent its exposure and enable the Company to recover a portion of any future amounts paid. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of September 30, 2011 or December 31, 2010.

Contingencies
From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company’s estimate of losses is developed in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. After taking all of the above factors into account, the Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed reasonable probable and the amount can be reasonable estimated. The Company further determines whether an estimated loss from a contingency should be disclosed by assessing whether a loss is deemed reasonably possible. Such disclosure will include an estimate of the additional loss or range of loss or will state that an estimate cannot be made.
The Company does not believe it is party to any currently pending litigation, the outcome of which is reasonably likely to have a material adverse effect on its operations, financial position or liquidity. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors.
Note 7 — Debt
MIG Notes
In December 2007, the Company acquired MIG to accelerate its presence in China. In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes required that the Company pay off the remaining principal and interest in installments. In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. In January 2011, the Company paid $698 of taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders in China. As of September 30, 2011, the Company had fully repaid both the Earnout Notes and Special Bonus Notes.
Credit Facility
In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), which amended and superseded the Loan and Security Agreement that the Company had previously entered into with the lender in February 2007, as amended. On August 24, 2009 and February 10, 2010, the Company and the lender entered into amendments to the Credit Facility, which reduced certain of the minimum targets specified in the EBITDA-related covenant contained in the Credit Facility. The February 10, 2010 amendment also changed the measurement period for the EBITDA covenant from a rolling six month calculation to a quarterly calculation. On March 18, 2010, the Company and the lender entered into a third amendment to the agreement which extended the maturity date of the Credit Facility from December 22, 2010 until June 30, 2011 and increased the interest rate for borrowings under the Credit Facility by 0.75% to the lender’s prime rate, plus 1.75%, but no less than 5.0%. On February 2, 2011, the Company and the lender entered into a fourth amendment which waived the Company’s default in maintaining minimum levels of EBITDA specified in the Credit Facility for the period beginning October 1, 2010 and ending December 31, 2010. Prior to this date, the Company was in compliance with all covenants under the Credit Facility. This amendment also removed the EBITDA financial covenant from the Credit Facility in its entirety and replaced this covenant with a net cash covenant, which required the Company to maintain at least $10,000 in unrestricted cash at the lender or an affiliate of the lender, net of any indebtedness that was owed to the lender under the Credit Facility.
The Credit Facility provided for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The Company’s obligations under the Credit Facility were guaranteed by certain of the Company’s domestic and foreign subsidiaries and were secured by substantially all of the Company’s assets, including all of the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries.

Interest under the Credit Facility was due monthly, with all outstanding obligations due at maturity. The Company was also required to pay the lender a monthly unused revolving line facility fee of 0.35% on the unused portion of the $8,000 commitment. In addition, the Company paid the lender a non-refundable commitment fee of $55 in December 2008 and paid an additional fee of $55 during December 2009. The Credit Facility limited the Company and certain of its subsidiaries’ ability to, among other things, dispose of assets, make acquisitions, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. The Credit Facility required the Company to establish a separate account at the lender for collection of its accounts receivables. All deposits into this account were automatically applied by the lender to the Company’s outstanding obligations under the Credit Facility.
The Company’s failure to comply with the financial or operating covenants in the Credit Facility would not only have prohibited the Company from borrowing under the facility, but would also have constituted a default, which would have permitted the lender to, among other things, declare any outstanding borrowings, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of the Company (as defined in the Credit Facility) would have also constituted an event of default, permitting the lender to accelerate the indebtedness and terminate the Credit Facility.
The Credit Facility also included a “material adverse change” clause. As a result, if a material adverse change occurred with respect to the Company’s business, operations or financial condition, then that change could have constituted an event of default under the terms of the Credit Facility. If an event of default had occurred, the lender could have, among other things, declared all obligations immediately due and payable, could have stopped advancing money or extending credit under the Credit Facility and could have terminated the Credit Facility.
The Credit Facility expired on June 30, 2011.
Note 8 — Stockholders’ Equity
Acquisitions
On August 1, 2011, the Company issued an aggregate of 1,000 shares of its common stock to the Sellers in connection with the Company’s acquisition of Blammo.
On August 2, 2011, the Company issued an aggregate of 6,106 shares of its common stock to Foundation 9 in connection with the Company’s acquisition of Griptonite.
See Note 4 — Business Combinations — for more information about these acquisitions.
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
Shelf Registration Statement
In December 2010, the Securities and Exchange Commission declared effective the Company’s shelf registration statement which allows the Company to issue various types of debt and equity instruments, including common stock, preferred stock and warrants. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The ability to issue debt and equity is subject to market conditions and other factors impacting the Company’s borrowing capacity. The Company has a $30,000 limit on the amount securities that can be issued under this shelf registration statement and has utilized $17,250 of this amount as of September 30, 2011 pursuant to the public offering in January 2011 described above.

Private Placement
On August 2010, the Company completed a private placement of its common stock (the “2010 Private Placement”) in which it issued to its investors (i) an aggregate of 13,495 shares of the Company’s common stock at $1.00 per share and (ii) warrants initially exercisable to purchase up to 6,748 shares of the Company’s common stock at $1.50 per share (the “Warrants”), for initial proceeds of approximately $13,218 net of issuance costs (excluding any proceeds the Company may receive upon exercise of the Warrants). Of this amount, $2,198 was allocated to the value of the Warrants and $11,020 was allocated to the common stock. All amounts are recorded within stockholders’ equity. During the nine months ended September 30, 2011, investors fully exercised their warrants to purchase 2,475 shares of the Company’s common stock, and the Company received gross proceeds of $3,713 in connection with these exercises.
Warrants to Purchase Common Stock
The Warrants issued in connection with the 2010 Private Placement have an initial exercise price of $1.50 per share of common stock, can be exercised immediately, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events.
Warrants outstanding as of September 30, 2011 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	9.03	106
August 2010	5	$1.50	4,273

			4,379

Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income/(loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Comprehensive loss for the three months ended September 30, 2011 and 2010 was $6,693 and $1,606, respectively. Comprehensive loss for the nine months ended September 30, 2011 and 2010 was $11,950 and $8,335, respectively.
Note 9 — Stock Option and Other Benefit Plans
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

The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. As of September 30, 2011, 4,186 shares were available for future grants under the 2007 Plan.
2007 Employee Stock Purchase Plan
In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). The Company initially reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the 2007 Purchase Plan will be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of this plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees, including employees of certain of the Company’s subsidiaries, to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.
In January 2009, the 2007 Purchase Plan was amended to provide that the Compensation Committee of the Company’s Board of Directors may fix a maximum number of shares that may be purchased in the aggregate by all participants during any single offering period (the “Maximum Offering Period Share Amount”). The Committee may later raise or lower the Maximum Offering Period Share Amount. The Committee established the Maximum Offering Period Share Amount of 500 shares for the offering period that commenced on February 15, 2009 and ended on August 14, 2009, and a Maximum Offering Period Share Amount of 200 shares for each offering period thereafter. In October 2011, the Committee increased the Maximum Offering Period Share Amount for the offering period that commenced on August 22, 2011 and for each offering period thereafter to 300 shares.
As of September 30, 2011, 603 shares were available for issuance under the 2007 Purchase Plan.
2008 Equity Inducement Plan
In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Inducement Plan did not require the approval of the Company’s stockholders. The Company initially reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. On December 28, 2009, the Company’s Board of Directors appointed Niccolo de Masi as the Company’s President and Chief Executive Officer and the Compensation Committee of the Company’s Board of Directors awarded him a non-qualified stock option to purchase 1,250 shares of the Company’s common stock, which was issued on January 4, 2010 under the Inducement Plan. Immediately prior to the grant of this award, the Compensation Committee amended the Inducement Plan to increase the number of shares available for grant under the plan by 819 shares to 1,250 shares. In connection with the Merger and the Share Purchase, the Compensation Committee of the Company’s Board of Directors increased the number of shares reserved for issuance under the Company’s 2008 Equity Inducement Plan by 1,050 shares. The Company utilized these additional shares to grant stock options to certain of the new non-executive employees of Griptonite and Blammo to purchase shares of the Company’s common stock. The Company may only grant NSOs under the Inducement Plan. Grants under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination.
As of September 30, 2011, 151 shares were reserved for future grants under the Inducement Plan.

Stock Option Activity
The following table summarizes the Company’s stock option activity for the three months ended September 30, 2011:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2010	4,148	6,928	$2.02
Increase in authorized shares	2,388
Options granted	(3,271)	3,271	4.04
Options canceled	1,072	(1,072)	2.27
Options exercised	—	(755)	2.00

Balances at September 30, 2011	4,337	8,372	$2.78	4.77	$3,882

Options vested and expected to vest at September 30, 2011		6,786	$2.75	4.66	$3,357
Options exercisable at September 30, 2011		2,443	$2.89	3.96	$1,611
The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $2.11 per share as of September 30, 2011. Consolidated net cash proceeds from option exercises were $1,512 and $278 for the nine months ended September 30, 2011 and 2010, respectively. The Company realized no significant income tax benefit from stock option exercises during the nine months ended September 30, 2011 or 2010. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.80%	0.81%	1.25%	1.23%
Expected volatility	64.9%	78.3%	64.2%	77.0%
Expected term (years)	4.04	3.10	4.01	3.12
The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which was extended for all options granted subsequent to September 12, 2005 but prior to October 25, 2007 from five to ten years. Stock options granted on or after October 25, 2007 have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was $2.00 and $0.62, respectively.
The Company calculated employee stock-based compensation expense recognized in the nine months ended September 30, 2011 and 2010 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development	$356	$104	$587	$385
Sales and marketing	96	50	256	163
General and administrative	386	201	897	681

Total stock-based compensation expense	$838	$355	$1,740	$1,229

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees, which is recorded as research and development expense over the term of the earn-out periods, as these employees are primarily employed in product development. The Company will re-measure the fair value of the contingent consideration each reporting period and will only record a compensation expense for the portion of the earn-out target which is likely to be achieved. The total fair value of this liability has been estimated at $607, of which $108 of stock-based compensation expense has been recorded during each of the three and nine months ended September 30, 2011.
As of September 30, 2011, the Company had $5,126 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, which will be recognized over a weighted average period of 2.96 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Note 10 — Income Taxes
The Company recorded an income tax benefit of $813 and a provision of $504 for the three months ended September 30, 2011 and 2010, respectively, primarily related to foreign withholding taxes and income taxes. The Company recorded an income tax provision of $462 and $1,003 for the nine months ended September 30, 2011 and 2010, respectively, also primarily related to foreign withholding taxes and income taxes. The Company recorded a release of its valuation allowance of $1,702 in the three months ended September 30, 2011. This release is associated with the acquisition of Griptonite in August 2011. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. The Company previously recognized a valuation allowance against its net operating loss carryforwards and determined that it should be able to utilize the benefit of those net operating losses against the deferred tax liabilities of Griptonite; therefore, it has partially released its pre-existing valuation allowance. This release of the valuation allowance caused the Company to recognize an income tax benefit for the three months ended September 30, 2011. The Company also amended the 2007, 2008 and 2009 income tax returns of its Brazilian subsidiary in the three months ended September 30, 2011. The total amount due to the Brazilian taxing authority, including tax, interest and penalties, was approximately $327, of which approximately $166 was recognized as an income tax expense in the three months ended September 30, 2011. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.
In connection with the acquisition of Griptonite, in the three months ended September 30, 2011, the Company recorded current deferred tax assets of $350 and long-term deferred tax liabilities of $2,052, with a corresponding adjustment to goodwill. These deferred taxes were primarily related to identifiable intangible assets, prepaid expenses and accrued expenses.
In connection with the acquisition of Blammo, in the three months ended September 30, 2011, the Company recorded current deferred tax assets of $60 and long-term deferred tax liabilities of $476, with a corresponding adjustment to goodwill. These deferred taxes were primarily related to identifiable intangible assets and net operating losses.
The Company estimates its annual effective tax rate at the end of each quarterly period and records the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized and jurisdictions where a reliable estimate of ordinary income cannot be made are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of September 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits was $3,287 and $3,326, respectively. As of September 30, 2011 and December 31, 2010, approximately $19 and $73, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets, which are subject to a valuation allowance.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $62 and $60 of interest on uncertain tax positions during the three months ended September 30, 2011 and 2010, respectively. The Company recorded $185 and $177 of interest on uncertain tax positions during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company had a liability of $3,853 and $3,630, respectively, related to interest and penalties for uncertain tax positions.

One of the Company’s subsidiaries in China has received the High & New Technology Enterprise qualification from the Ministry of Science and Technology, and also the Software Enterprise Qualification from the Ministry of Industry and Information Technology. During the third quarter of 2010, the State Administration of Taxation approved the Company’s application to apply the favorable tax benefits to operations beginning January 1, 2009. The Company has revalued certain deferred tax assets and liabilities during the fourth quarter of 2010, and certain taxes that were expensed in 2009 were refunded in 2010, and the tax benefit was recognized. These qualifications are reviewed annually, and if circumstances change and the Company no longer meets the requirements of the original qualification, the Company would need to revalue certain deferred tax assets and liabilities.
The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, the State of Washington, United States, United Kingdom, Brazil, Canada and China. The Company’s federal tax return is open by statute for tax years 2001 and forward and could be subject to examination by the tax authorities. The Company’s California income tax returns are open by statute for tax years 2001 and forward. The statute of limitations for the Company’s 2008 filed tax return in the United Kingdom will begin to expire (close) in 2011. The Company’s Brazil income tax returns are open by statute for tax years 2007 and forward. The Company’s China income tax returns are open by statute for tax years 2006 and forward. In practice, a tax audit, examination or tax assessment notice issued by the Chinese tax authorities does not represent finalization or closure of a tax year.
Note 11 — Segment Reporting
ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information on a geographic basis, however this information is included within one operating segment for purposes of allocating resources and evaluating financial performance.
Accordingly, the Company reports as a single operating segment — mobile games. It attributes revenues to geographic areas based on the country in which the distributor’s or carrier’s principal operations are located.
A breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Feature phone	$7,248	$13,090	$25,979	$41,903
Smartphone	9,657	2,378	25,032	6,806

Revenues	$16,905	$15,468	$51,011	$48,709

The Company generates its revenues in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States of America	$8,769	$6,817	$25,262	$22,407
China	885	1,638	3,197	4,393
Americas, excluding the USA	1,225	2,550	4,596	6,958
EMEA	4,499	3,757	14,559	12,897
Other	1,527	706	3,397	2,054

	$16,905	$15,468	$51,011	$48,709

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2011	2010
Americas	$3,087	$1,013
EMEA	379	714
Other	405	407

	$3,871	$2,134

Note 12 — Restructuring
Restructuring information as of September 30, 2011 was as follows:

	Restructuring
	2011		2010		2009
		Facilities		Facilities		Facilities	Superscape
	Workforce	Related	Workforce	Related	Workforce	Related	Plan	Total
Balance as of January 1, 2010	$—	$—	$—	$—	$629	$737	$40	$1,406
Charges to operations	—	—	1,540	1,854	—	235	—	3,629
Non Cash Adjustments	—	—	—	(269)	—	—	(3)	(272)
Charges settled in cash	—	—	(1,244)	—	(629)	(414)	(14)	(2,301)

Balance as of December 31, 2010	—	—	296	1,585	—	558	23	2,462
Charges to operations	500	96	41	—	—	—	—	637
Non Cash Adjustments	—	(86)	—	—	—	—	—	(86)
Charges settled in cash	(500)	(10)	(220)	(738)	—	(248)	—	(1,716)

Balance as of September 30, 2011	$—	$—	$117	$847	$—	$310	$23	$1,297

During 2009, 2010 and the first two quarters of 2011, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2011 restructuring plan included $500 of restructuring charges relating to employee termination costs in the Company’s APAC, Latin America, Russia and United Kingdom offices. The remaining restructuring charge of $96 related primarily to facility-related charges resulting from vacating a portion of the Company’s Moscow offices, which includes an $86 non-cash adjustment relating to a write off of leasehold improvements. Since the inception of the 2010 restructuring plan through September 30, 2011, the Company incurred $1,581 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $1,854 related primarily to facility-related charges resulting from the relocation of the Company’s corporate headquarters to San Francisco, which includes a $269 non-cash adjustment, primarily relating to a write off in fixed assets. Since the inception of the 2009 restructuring plan through September 30, 2011, the Company incurred $2,111 in restructuring charges. These charges included $1,009 of workforce-related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $1,102 of facility-related charges, comprised of $944 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. The Company does not expect to incur any additional charges under the 2009 restructuring plan.
As of September 30, 2011, the Company’s remaining restructuring liability of $1,297 was comprised of $117 of severance and benefits payments due to a former executive, which are due to be paid during 2011, and $1,180 of facility related costs that are expected to be paid over the remainder of the lease terms of one to two years. As of December 31, 2010, the Company’s remaining restructuring liability of $2,462 was comprised of $296 of severance and benefits payments due to former executives, of which $179 were paid in the first nine months of 2011, and $2,166 of facility related costs, which included $773 of facility costs that were classified as other long-term liabilities. The Company paid $986 of these facility costs during the first nine months of 2011.

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
• our expectations regarding the development of our social, freemium games for smartphones and tablets;
• our intention to continue our use of in-game advertising, offers, micro-transactions and other monetization techniques with respect to the games we develop for smartphones and tablets;
• our expectation that the substantial majority of the social, freemium games that we are developing for smartphones and tablets will be based on our own intellectual property, which we believe will significantly enhance our margins and long-term value;
• our expectations regarding our revenues, including the expected continued decline in revenues from games we develop for feature phones in our carrier-based business and our belief that with our smartphone revenues having exceeded our feature phone revenues for the second consecutive quarter and continuing to grow, we are positioned to return to overall revenue growth in the longer term;
• our expectation that our smartphone revenues will increase by at least 90% in the second half of 2012 compared with the second half of 2011;
• our expectations regarding our operating expenses, including anticipated increased spending on sales and marketing and research and development initiatives during 2011 compared with 2010, as well as the anticipated impact that our recent acquisitions of Blammo Games Inc. (“Blammo”) and Griptonite, Inc. (“Griptonite”) will have on our operating expenses;
• our expectation that we will break even on a run-rate basis once the new product cycle from our acquisitions is fully active in early 2013 and that we will be able to achieve profitability without needing to access the capital markets and without incurring any debt;
• our expectation that the Blammo and Griptonite acquisitions will approximately double our studio capacity;
• our expectation that our first title created by Blammo will be released by the first quarter of 2012, while the first title created by our Griptonite studio should be launched by the second quarter of 2012;
• our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;
• our assessments and estimates that determine our effective tax rate and valuation allowance; and
• our belief that our cash and cash equivalents and cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

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
Overview
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the first nine months of 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.
Financial Results and Trends
Revenues for the three months ended September 30, 2011 were $16.9 million, a 9% increase compared to the three months ended September 30, 2010 in which we reported revenues of $15.5 million. Revenues for the nine months ended September 30, 2011 were $51.0 million, a 5% increase compared to the nine months ended September 30, 2010 in which we reported revenues of $48.7 million. These increases in revenues were primarily due to a significant increase in our revenues that we generated from games for smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system. We believe that the migration of users from feature phones to smartphone devices, which offer enhanced functionality, will continue to accelerate for the remainder of 2011 and for the foreseeable future as consumers increasingly upgrade their mobile phones. Accordingly, we have shifted our product development focus towards developing new titles for smartphones and tablet devices, such as Apple’s iPad, and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.
For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on smartphone and tablet digital storefronts, which include Apple’s App Store, Google’s Android Market, Amazon’s Appstore and Microsoft’s Windows Marketplace. Our smartphone revenues accounted for approximately 49% and 14% of our revenues for the nine months ended September 30, 2011 and September 30, 2010, respectively, and 57% and 15% of our revenues for the three months ended September 30, 2011 and September 30, 2010, respectively. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of social, mobile “freemium” games — games that are downloadable without an initial charge, but which enable a variety of additional content and features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our social, freemium games are generally designed to be persistent experiences maintained through regular content updates. We believe this approach will enable us to build and grow a longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to have the substantial majority of our social, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.

Our smartphone revenues surpassed our feature phone revenues for the first time in the second quarter of 2011 and continued to grow during the third quarter of 2011. We believe that this transition will position us to return to overall revenue growth in the longer term. In particular, we expect that our smartphone revenues will increase by at least 90% in the second half of 2012 compared with the second half of 2011. However, significantly growing our revenues from smartphones and tablets may be challenging for us for several reasons, including: (1) our inability since the middle of the second quarter of 2011 to include certain types of virtual currency-incented advertizing offers in our games sold on the Apple App Store, which offers accounted for approximately one-third of our smartphone revenues during the three and six months ended June 30, 2011; (2) the open nature of many of the smartphone and tablet storefronts substantially increases the number of our competitors and competitive products, many of which competitors may devote large marketing budgets to promoting their titles at the expense of discovery of our titles; (3) we have only relatively recently concentrated our efforts on developing and marketing social, freemium games; (4) our relatively limited experience creating games that include micro-transaction capabilities, advertizing and offers has caused us, and may continue to cause us to have, difficulty optimizing the monetization of our social, freemium games; (5) we historically have had more limited success in generating significant revenues from games based on our own intellectual property rather than licensed brands; and (6) our social, freemium games may not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts or a failure to achieve prominent storefront featuring for such games.
In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by digital storefront owners or our carriers to alter their terms related to the distribution of our games. For example, during the quarter ended June 30, 2011, Apple stopped permitting publishers to include certain types of advertizing in games sold through the Apple App Store, and this change in Apple policy has negatively impacted our smartphone revenues. Our revenues depend on a variety of other factors, including our relationships with digital storefront owners, carriers, other distributors and our licensors. The loss of any key relationships with our digital storefront owners, carriers, other distributors or licensors could adversely impact our revenues in the future.
Our net loss in the three months ended September 30, 2011 was $6.2 million versus a net loss of $1.6 million in the three months ended September 30, 2010. This increase in our net loss was primarily due to an increase in operating expenses of $6.8 million driven by additional personnel and facility costs associated with the acquisitions of Griptonite and Blammo and increased research and development and sales and marketing expenses associated with the launch and development of our freemium titles. In addition, our cost of revenues increased by $815,000 due to increased amortization expense associated with intangible assets acquired in the Griptonite and Blammo acquisitions. These increases were partially offset by a $1.4 million increase in revenues due to continued growth in sales of our smartphone games which includes an additional $687,000 of revenues contributed by Griptonite, a decrease in income tax provision of $1.3 million due primarily to the release of the valuation allowance associated with the acquisition of Griptonite and a decrease in other income and expenses of $258,000 related primarily to lower interest charges as the MIG promissory notes were fully repaid and favorable foreign exchange revaluations in the third quarter of 2011 compared to the same period in the prior year. Our net loss in the nine months ended September 30, 2011 was $11.1 million versus a net loss of $8.5 million in the nine months ended September 30, 2010. This increase in our net loss was primarily due to an increase in operating expenses of $10.0 million driven by additional personnel and facility costs associated with the acquisitions of Griptonite and Blammo and increased research and development and sales and marketing expenses associated with the launch and development of our freemium titles. This increase was partially offset by a decrease in our cost of revenues by $2.6 million due to a decrease in royalty-burdened revenues and impairments of advanced royalties, a $2.3 million increase in revenues due to continued growth in sales of our smartphone games which includes an additional $687,000 of revenues contributed by Griptonite, a decrease in other income and expenses of $2.0 million related primarily to lower interest charges as the MIG promissory notes were fully repaid and favorable foreign exchange revaluations in the first nine months of 2011 compared to the same period in 2010 and a decrease in income tax provision of $541,000 due primarily to the release of the valuation allowance associated with the acquisition of Griptonite. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and these currencies fluctuated significantly in 2010 and the first nine months of 2011.
We significantly increased our spending on sales and marketing initiatives in the first nine months of 2011 in connection with the launch and promotion of our social, freemium games, and we expect our sales and marketing expenditures to continue to increase during the fourth quarter of 2011. We also expect that our expenses to develop and port games for smartphones and tablets will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these devices, including through our external development relationships as part of our Glu Partners program. In addition, we expect our overall operating expenses, particularly our research and development expenses, to significantly increase in the fourth quarter of 2011 and beyond due to our recently completed acquisitions of Griptonite and Blammo. As a result of these acquisitions and the increased spending on sales and marketing and research and development initiatives, we expect to use a significant amount of cash in operations in the fourth quarter of 2011 as we seek to grow our business. We expect to continue to use cash in operations throughout 2012, though at declining rates. We anticipate breaking even on a run-rate basis once the new product cycle from our acquisitions is fully active in early 2013. We anticipate achieving profitability without needing to access the capital markets and without incurring any debt.

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
Cash and cash equivalents at September 30, 2011 totaled $36.9 million, an increase of $24.0 million from the $12.9 million balance at December 31, 2010. This increase was primarily due to $15.7 million of net proceeds we received from the underwritten public offering of common stock that we completed in January 2011 (the “2011 Public Offering”), $10.3 million in cash that we acquired in connection with our acquisition of Griptonite in August 2011, and $5.4 million of proceeds received from warrant exercises, option exercises and purchases under our employee stock purchase program. These inflows were partially offset by $2.3 million paid under our credit facility, $2.5 million of cash used in operations, $2.0 million of capital expenditures and $698,000 of taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders. We believe our cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Significant Transactions
Acquisition of Griptonite
On August 2, 2011, we completed the acquisition of Griptonite pursuant to an Agreement and Plan of Merger, as amended (the “Merger Agreement”), by and among Glu, Granite Acquisition Corp., a Washington corporation and wholly owned subsidiary of Glu (“Sub”), Foundation 9 and Griptonite. Pursuant to the terms of the Merger Agreement, Sub merged with and into Griptonite in a statutory reverse triangular merger (the “Merger”), with Griptonite surviving the Merger as a wholly owned subsidiary of Glu.
In connection with the Merger, we issued to Foundation 9, as Griptonite’s sole shareholder, in exchange for all of the issued and outstanding shares of Griptonite capital stock, a total of 6,106,015 shares of our common stock, of which 600,000 shares will be held in escrow until November 2, 2012 as security to satisfy indemnification claims under the Merger Agreement. In addition, we may be required to issue additional shares (not to exceed 5,301,919 shares) or in specified circumstances pay additional cash (i) in satisfaction of indemnification obligations in the case of, among other things, breaches of our representations, warranties and covenants in the Merger Agreement or (ii) pursuant to potential working capital adjustments.
Acquisition of Blammo
On August 1, 2011, we completed the acquisition of Blammo by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among Glu, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”).
Pursuant to the terms of the Share Purchase Agreement, we purchased from the Sellers all of the issued and outstanding share capital of Blammo (the “Share Purchase”), and in exchange for such Blammo share capital, we (i) issued to the Sellers, in the aggregate, 1,000,000 shares of our common stock (the “Initial Shares”) and (ii) agreed to issue to the Sellers, in the aggregate, up to an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015, as more fully described below. 100,000 of the Initial Shares will be held in escrow until August 1, 2012 to satisfy potential indemnification claims under the Share Purchase Agreement.
The Additional Shares will be issued to the Sellers if, and to the extent that, Blammo achieves certain Net Revenue (as such term is defined in the Share Purchase Agreement) performance targets as follows: (i) for fiscal 2013 (April 1, 2012 through March 31, 2013), (a) 227,273 Additional Shares will be issued to the Sellers if, and only in the event that, Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 681,818 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, (ii) for fiscal 2014 (April 1, 2013 through March 31, 2014), (a) 416,667 Additional Shares will be issued to the Sellers if, and only in the event that,

Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 833,333 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, and (iii) for fiscal 2015 (April 1, 2014 through March 31, 2015), (a) no Additional Shares will be issued to the Sellers if Blammo does not meet its Baseline Net Revenue goal for such fiscal year and (b) up to 1,153,846 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year. To the extent that Blammo meets its Baseline Net Revenue goal for a fiscal year but does not meet its Upside Net Revenue goal for such fiscal year, Additional Shares will be issued to the Sellers on a straight-line basis based on the amount by which Blammo exceeded the Baseline Net Revenue goal. Blammo’s Baseline and Upside Net Revenue goals for fiscal 2013, 2014 and 2015 are as follows (dollar amounts in thousands):

Fiscal Year	Baseline Net Revenue	Upside Net Revenue
Fiscal 2013	$3,500,000	$5,000,000
Fiscal 2014	$5,500,000	$10,000,000
Fiscal 2015	$8,500,000	$15,000,000
We expect that the Blammo and Griptonite acquisitions will approximately double our studio capacity. We anticipate that our first title created by Blammo will be released by the first quarter of 2012, while the first title created by our Griptonite studio should be launched by the second quarter of 2012.
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
Critical Accounting Policies and Estimates
Except for adding a policy on business combinations as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, management believes there were no significant changes in our Critical Accounting Policies and Estimates during the nine months ended September 30, 2011 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

Results of Operations
Comparison of the Three Months Ended September 30, 2011 and 2010
Revenues

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Feature phone	$7,248	$13,090
Smartphone	9,657	2,378

Revenues	$16,905	$15,468

Our revenues increased $1.4 million, or 9.3%, from $15.5 million for the three months ended September 30, 2010 to $16.9 million for the three months ended September 30, 2011, due to a $7.3 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android devices related primarily to micro-transactions, offers and advertisements and an additional $687,000 of revenues contributed from Griptonite. This was partially offset by a $5.8 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphones and tablets. International revenues (defined as revenues generated from carriers and other distributors whose principal operations are located outside the United States) decreased by $515,000, from $8.7 million in the three months ended September 30, 2010 to $8.1 million in the three months ended September 30, 2011. This was primarily related to a $1.3 million decrease in our Americas, excluding the United States, revenues, primarily related to declining feature phone revenues. This decrease was partially offset by an $742,000 increase in our EMEA revenues, primarily related to increased revenues from certain OEM relationships, partially offset by continued declines in our carrier-based business. Our smartphone revenues exceeded our feature phone revenues for the second consecutive quarter and have continued to grow, and we believe that this transition will position us to return to overall revenue growth in the longer term. We have experienced significant growth with respect to the revenues that we derive from micro-transactions in our freemium games, and expect to experience additional growth during the remainder of 2011.
Cost of Revenues

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Cost of revenues:
Royalties and impairment of prepaid royalties and guarantees	$3,383	$3,934
Amortization of intangible assets	2,375	1,009

Total cost of revenues	$5,758	$4,943

Revenues	$16,905	$15,468

Gross margin	65.9%	68.0%
Our cost of revenues increased $815,000, or 16.5%, from $4.9 million in the three months ended September 30, 2010 to $5.8 million in the three months ended September 30, 2011. This increase was primarily due to a $1.4 million increase in amortization of intangible assets associated with the additional intangible assets we acquired as part of both the Griptonite and Blammo acquisitions. This increase was partially offset by a $551,000 decrease in royalties associated with a decline in royalty-burdened revenue, impairments and recoupments of previously impaired titles. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 77.4% in the three months ended September 30, 2010 to 46.8% in the three months ended September 30, 2011, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. Revenues attributable to games based upon original intellectual property were 53.2% of our total revenues for the three months ended September 30, 2011, primarily related to U.S. titles. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 32.8% in the three months ended September 30, 2010 to 40.7% in the three months ended September 30, 2011. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 25.4% in the three months ended September 30, 2010 to 20.0% in the three months ended September 30, 2011.

Research and Development Expenses

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Research and development expenses	$10,808	$5,858
Percentage of revenues	63.9%	37.9%
Our research and development expenses increased $5.0 million, or 84.5%, from $5.9 million in the three months ended September 30, 2010 to $10.8 million in the three months ended September 30, 2011. The increase in research and development costs was primarily due to a $3.0 million increase in salaries, benefits and variable compensation under our employee bonus plans as we increased our research and development headcount from 360 employees at September 30, 2010 to 462 employees as of September 30, 2011, mainly resulting from the acquisition of the Griptonite and Blammo studios in the third quarter of 2011. The increase was also due to a $1.6 million increase in outside service fees associated with the development of new freemium smartphone games by external developers as part of our Glu Partners program, a $252,000 increase in stock-based compensation expense, which includes a $108,000 charge associated with the contingent consideration issued to employees of Blammo, a $193,000 increase in allocated facility and overhead costs and a $160,000 increase in travel and entertainment associated with additional travel related to the integration of the Griptonite acquisition and travel from our regional offices to our U.S. headquarters as part of our Glu University initiative. These increased costs were partially offset by a $441,000 decrease associated with Griptonite expenses allocated to costs of completion for various games developed. As a percentage of revenues, research and development expenses increased from 37.9% for the three months ended September 30, 2010 compared to 63.9% for the three months ended September 30, 2011. Research and development expenses included $356,000 of stock-based compensation expense in the three months ended September 30, 2011 and $104,000 in the three months ended September 30, 2010. We anticipate that our research and development expenses will continue to increase during the fourth quarter of 2011, primarily due to the increased headcount from the Griptonite and Blammo acquisitions and our expected release of approximately 10 games for smartphones during the fourth quarter of 2011.
Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Sales and marketing expenses	$3,576	$2,692
Percentage of revenues	21.2%	17.4%
Our sales and marketing expenses increased $884,000, or 32.8%, from $2.7 million in the three months ended September 30, 2010 to $3.6 million in the three months ended September 30, 2011. The increase was primarily due to a $1.0 million increase in marketing promotions associated with our social, freemium game titles. Salaries, benefits and variable compensation costs remained relatively flat despite reducing our sales and marketing headcount from 52 at September 30, 2010 to 33 at September 30, 2011, as these headcount reductions were mainly in low cost locations and any costs savings were offset by additional severance costs paid to two executives in the third quarter of 2011. The increase in our sales and marketing expenses was partially offset by a $136,000 decrease in consulting fees. As a percentage of revenues, sales and marketing expenses increased from 17.4% in the three months ended September 30, 2010 to 21.2% in the three months ended September 30, 2011. Sales and marketing expenses included $96,000 of stock-based compensation expense in the three months ended September 30, 2011 and $50,000 in the three months ended September 30, 2010. We significantly increased our spending on sales and marketing initiatives during the first nine months of 2011 in connection with the launch of and continued marketing of our social, freemium titles during 2011, and we expect our sales and marketing expenditures to increase further during the fourth quarter of 2011.
General and Administrative Expenses

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
General and administrative expenses	$3,748	$3,107
Percentage of revenues	22.2%	20.1%

Our general and administrative expenses increased $641,000, or 20.6%, from $3.1 million in the three months ended September 30, 2010 to $3.7 million in the three months ended September 30, 2011. The increase was primarily due to an $882,000 increase in professional, consulting and outside service fees associated with external legal, audit and valuation services performed as part of the Griptonite and Blammo acquisitions and a $185,000 increase in stock-based compensation expense. Salaries, benefits and variable compensation costs remained relatively flat as headcount increased from 61 at September 30, 2010 to 63 at September 30, 2011. The increase in our general and administrative expenses were partially offset by a $359,000 decrease in allocated facility and overhead costs and a $178,000 favorable change in the fair market value of contingent consideration issued to the Blammo non-employee shareholders. As a percentage of revenues, general and administrative expenses increased from 20.1% in the three months ended September 30, 2010 to 22.2% in the three months ended September 30, 2011. General and administrative expenses included $386,000 of stock-based compensation expense in the three months ended September 30, 2011 and $201,000 in the three months ended September 30, 2010. We anticipate that our general and administrative expenses will increase during the fourth quarter of 2011 due to the Griptonite and Blammo acquisitions. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.
Other Operating Expenses
Our amortization of intangible assets increased from $53,000 in the three months ended September 30, 2010 to $330,000 in the three months ended September 30, 2011. This increase was due to two months of amortization expense associated with non-compete agreements capitalized at their fair value as part of the purchase accounting for both the Griptonite and Blammo acquisitions.
Interest and Other Income/(Expense), Net
Interest and other income/(expense), net, increased from net income of $86,000 during the three months ended September 30, 2010 to net income of $344,000 in the three months ended September 30, 2011. This increase was primarily due to foreign currency gains of $162,000 related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable and a $96,000 decrease in net interest expense related to the lower balances outstanding on the MIG notes and borrowings under our credit facility. We expect our net interest expense to decrease in future periods due to having fully repaid the MIG notes at the end of 2010 and due to the expiration of our credit facility at June 30, 2011.
Income Tax Provision
Income tax decreased from a tax provision of $504,000 in the three months ended September 30, 2010 to a tax benefit of $813,000 in the three months ended September 30, 2011. This change was primarily due to a partial release of our valuation allowance, pursuant to ASC 805-740, as a result of the acquisition of Griptonite. In addition, changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities year over year also affected our income tax posture. We expect our effective tax rate in 2011 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
We also amended the 2007, 2008 and 2009 income tax returns of our Brazilian subsidiary in the three months ended September 30, 2011. The total amount due to the Brazilian taxing authority, including tax, interest and penalties, was approximately $327,000, of which approximately $166,000 was recognized as an income tax expense in the three months ended September 30, 2011, which partially offset any benefit from the release of the valuation allowance discussed above.

Comparison of the Nine Months Ended September 30, 2011 and 2010
Revenues

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Feature phone	$25,979	$41,903
Smartphone	25,032	6,806

Revenues	$51,011	$48,709

Our revenues increased $2.3 million, or 4.7%, from $48.7 million for the nine months ended September 30, 2010 to $51.0 million for the nine months ended September 30, 2011, due to an $18.2 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android devices related primarily to micro-transactions, offers and advertisements and an additional $687,000 of revenues contributed from Griptonite. This was partially offset by a $15.9 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. International revenues (defined as revenues generated from carriers and other distributors whose principal operations are located outside the United States) decreased by $553,000 from $26.3 million in the nine months ended September 30, 2010 to $25.7 million in the nine months ended September 30, 2011. This was primarily related to a $2.4 million decrease in our Americas, excluding the United States, revenues, primarily related to declining feature phone revenues. This decrease was partially offset by a $1.7 million increase in our EMEA revenues, primarily related to increased revenues from certain OEM relationships, partially offset by continued declines in our carrier-based business.
Cost of Revenues

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Cost of revenues:
Royalties	$10,344	$13,568
Amortization of intangible assets	3,895	3,243

Total cost of revenues	$14,239	$16,811

Revenues	$51,011	$48,709

Gross margin	72.1%	65.5%
Our cost of revenues decreased $2.6 million, or 15.3%, from $16.8 million in the nine months ended September 30, 2010 to $14.2 million in the nine months ended September 30, 2011. This decrease was primarily due to a $3.2 million decrease in royalties associated with a decline in royalty-burdened revenue, impairments and recoupments of previously impaired titles. This decrease was partially offset by a $652,000 increase in amortization of intangible assets associated with the additional intangible assets we acquired as part of both the Griptonite and Blammo acquisitions. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 79.3% in the nine months ended September 30, 2010 to 55.5% in the nine months ended September 30, 2011, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. Revenues attributable to games based upon original intellectual property were 44.5% of our total revenues for the nine months ended September 30, 2011, primarily related to U.S. titles. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 33.4% in the nine months ended September 30, 2010 to 34.7% in the nine months ended September 30, 2011 due to increased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 27.9% in the nine months ended September 30, 2010 to 20.3% in the nine months ended September 30, 2011.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Research and development expenses	$26,413	$18,748
Percentage of revenues	51.8%	38.5%
Our research and development expenses increased $7.7 million, or 40.9%, from $18.7 million in the nine months ended September 30, 2010 to $26.4 million in the nine months ended September 30, 2011. The increase in research and development costs was primarily due to a $4.5 million increase in salaries, benefits and variable compensation under our employee bonus plans as we increased our research and development headcount from 360 employees at September 30, 2010 to 462 employees as of September 30, 2011, mainly resulting from the acquisitions of the Griptonite and Blammo studios in the third quarter of 2011. The increase was also due to a $3.2 million increase in outside service fees associated with the development of new freemium smartphone games by external developers as part of our Glu Partners program, a $346,000 increase in travel and entertainment associated with additional travel related to the integration of the Griptonite acquisition and travel from our regional offices to our U.S. headquarters as part of our Glu University initiative and a $202,000 increase in stock-based compensation expense, which includes a $108,000 charge associated with the contingent consideration issued to employees of Blammo. These increased costs were partially offset by a $441,000 decrease associated with Griptonite expenses allocated to costs of completion for various games developed. As a percentage of revenues, research and development expenses increased from 38.5% for the nine months ended September 30, 2010 compared to 51.8% for the nine months ended September 30, 2011. Research and development expenses included $587,000 of stock-based compensation expense in the nine months ended September 30, 2011 and $385,000 in the nine months ended September 30, 2010.
Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Sales and marketing expenses	$10,677	$8,100
Percentage of revenues	20.9%	16.6%
Our sales and marketing expenses increased $2.6 million, or 31.8%, from $8.1 million in the nine months ended September 30, 2010 to $10.7 million in the nine months ended September 30, 2011. The increase was primarily due to a $2.8 million increase in marketing promotions associated with the launch of our social, freemium game titles and a $163,000 increase in consulting fees associated with converting our Latin America sales and marketing team to third-party distribution agents as discussed below. This amount was partially offset by a $250,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 52 at September 30, 2010 to 33 at September 30, 2011, which was partially the result of converting our Latin America sales and marketing team from our employees to employees of a third party distribution agent in the second quarter of 2010 and headcount reductions to our MIG sales and marketing team. As a percentage of revenues, sales and marketing expenses increased from 16.6% in the nine months ended September 30, 2010 to 20.9% in the nine months ended September 30, 2011. Sales and marketing expenses included $256,000 of stock-based compensation expense in the nine months ended September 30, 2011 and $163,000 in the nine months ended September 30, 2010.
General and Administrative Expenses

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
General and administrative expenses	$10,188	$9,972
Percentage of revenues	20.0%	20.5%

Our general and administrative expenses increased $216,000, or 2.2%, from $10.0 million in the nine months ended September 30, 2010 to $10.2 million in the nine months ended September 30, 2011. The increase in general and administrative expenses was primarily due to a $527,000 increase in professional, consulting and outside service fees associated primarily with the external legal, audit and valuation services performed as part of the Griptonite and Blammo acquisitions and a $216,000 increase in stock-based compensation expense. We also had a $158,000 increase in salaries, benefits and variable compensation due primarily to a $353,000 increase in variable compensation under our employee bonus plans. However, salaries and benefit costs decreased in the nine months ended September 30, 2011 compared to the corresponding period in 2010 despite headcount increasing from 61 at September 30, 2010 to 63 at September 30, 2011. This is due to the fact that costs attributable to the additional headcount that we added in the third quarter of 2011 was not enough to offset lower salary costs from the first six months of 2011. The increase in general and administrative expenses was partially offset by a $608,000 decrease in allocated facility and overhead costs and a $178,000 favorable change in the fair market value of contingent consideration issued to the Blammo non-employee shareholders. As a percentage of revenues, general and administrative expenses decreased from 20.5% in the nine months ended September 30, 2010 to 20.0% in the nine months ended September 30, 2011. General and administrative expenses included $897,000 of stock-based compensation expense in the nine months ended September 30, 2011 and $681,000 in the nine months ended September 30, 2010.
Other Operating Expenses
Our restructuring charge decreased from $1.3 million in the nine months ended September 30, 2010 to $637,000 in the nine months ended September 30, 2011. Our restructuring charges for the nine months ended September 30, 2011 were comprised of $541,000 related to employee termination costs in our United States, China, Brazil, Italy and United Kingdom offices and $96,000 related primarily to facility-related charges associated with vacating a portion of our Moscow office.
Our amortization of intangible assets increased from $160,000 in the nine months ended September 30, 2010 to $330,000 in the nine months ended September 30, 2011. This increase was due to two months of amortization expense associated with non-compete agreements capitalized at their fair value as part of the purchase accounting for both the Griptonite and Blammo acquisitions.
Interest and Other Income/(Expense), Net
Interest and other income/(expense), net, increased from a net expense of $1.1 million during the nine months ended September 30, 2010 to net income of $853,000 in the nine months ended September 30, 2011. This change was primarily due to an increase in foreign currency gains of $1.5 million related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable, a $482,000 decrease in net interest expense related to the lower balances outstanding on the MIG notes and borrowings under our credit facility.
Income Tax Provision
Income tax decreased from a tax provision of $1.0 million in the nine months ended September 30, 2010 to a tax provision of $462,000 in the nine months ended September 30, 2011. This decrease was primarily due to a partial release of our valuation allowance, pursuant to ASC 805-740, as a result of the acquisition of Griptonite. In addition, changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities year over year also affected our income tax posture.
We also amended the 2007, 2008 and 2009 income tax returns of our Brazilian subsidiary in the three months ended September 30, 2011. The total amount due to the Brazilian taxing authority, including tax, interest and penalties, was approximately $327,000, of which approximately $166,000 was recognized as an income tax expense in the nine months ended September 30, 2011, which partially offset any benefit from the release of the valuation allowance discussed above.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$5,528	$4,964
Cash flows (used in)/provided by operating activities	(2,470)	2,569
Cash flows provided by/(used in) investing activities	8,370	(517)
Cash flows provided by financing activities	18,119	3,569
Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities, and we had an accumulated deficit of $201.8 million as of September 30, 2011.
Operating Activities
In the nine months ended September 30, 2011, net cash used in operating activities was $2.5 million, primarily due to a net loss of $11.1 million and a decrease in accrued royalties of $2.8 million. These amounts were partially offset by a decrease in accounts receivable of $2.0 million, a decrease in prepaid royalties of $1.3 million and an increase in accounts payable of $961,000. In addition, we had adjustments for non-cash items, including amortization expense of $4.2 million, stock-based compensation expense of $1.7 million and depreciation expense of $1.3 million.
We may decide to enter into new or renew existing licensing arrangements that may require us to make royalty payments at the outset of the agreement or to enter into new development agreements that may require us to make payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.
Investing Activities
In the nine months ended September 30, 2011, cash from investing activities was $8.4 million, which primarily consisted of $10.3 million in cash acquired in connection with our acquisition of Griptonite. This was partially offset by $2.0 million used in the purchase of property, plant and equipment, mainly relating to the purchases of computer, server and networking equipment to support our freemium games, purchases of software and the making of leasehold improvements.
In the nine months ended September 30, 2010, we used $517,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, purchases of software and the making of leasehold improvements.
Financing Activities
In the nine months ended September 30, 2011, net cash provided by financing activities was $18.1 million due primarily to $15.7 million of net proceeds received from the 2011 Public Offering and $5.4 million of proceeds received from option and warrant exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $2.3 million that we repaid under our credit facility and a payment of $698,000 relating to taxes that had been withheld on the December 31, 2010 Special Bonus Notes payment made to the former MIG shareholders.
In the nine months ended September 30, 2010, net cash provided by financing activities was $3.6 million due primarily to $13.3 million of net proceeds received from the 2010 Private Placement and $602,000 of proceeds received from option exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $7.2 million paid during the first nine months of 2010 with respect to the promissory notes and bonuses that we issued to the MIG shareholders and $3.1 million that we repaid under our credit facility.
Sufficiency of Current Cash and Cash Equivalents
Our cash and cash equivalents were $36.9 million as of September 30, 2011, which includes $15.7 million in net proceeds that we received from the 2011 Public Offering and $10.3 million in cash that we acquired in August 2011 in connection with our acquisition of Griptonite. Cash and cash equivalents and short-term investments held outside of the U.S. in various foreign subsidiaries were $9.1 million and $4.7 million as of September 30, 2011 and December 31, 2010, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

We expect to fund our operations and satisfy our contractual obligations for the remainder of 2011 primarily through our cash and cash equivalents and cash flows from operations. However, as a result of the acquisitions of Griptonite and Blammo, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with the release of our new social, freemium games, we expect to use a significant amount of cash in our operations during the remainder of 2011 as we seek to grow our business. We expect to continue to use cash in operations throughout 2012, though at declining rates. We believe our cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.
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
Contractual Obligations
The following table is a summary of our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$8,280	$938	$6,512	$830	$—
Guaranteed royalties(1)	449	33	416	—	—
Developer commitments(2)	698	344	354	—	—
Uncertain tax position obligations, including interest and penalties(3)	5,175	—	—	—	5,175
Blammo earn-out (4)	734	—	734	—	—

Total contractual obligations	$15,336	$1,315	$8,016	$830	$5,175

*	Represents the remaining three months of 2011

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

(3)
As of September 30, 2011, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of September 30, 2011, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.

(4)
As of September 30, 2011, the contingent consideration issued to the former Blammo shareholders had a fair value of $734,000. The fair value represents the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2013, fiscal 2014 and fiscal 2015. As of September 30, 2011, we have recorded only $235,000 in our condensed consolidated balance sheets under the caption “Other long-term liabilities” as employee shareholders of Blammo must continue to provide services during the earnout periods.

Off-Balance Sheet Arrangements
At September 30, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our market risk profile has not changed significantly during the first nine months of 2011.
Interest Rate and Credit Risk
Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.
We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2011, we had no short-term investments and substantially all $36.9 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.
The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.
As of September 30, 2011 and December 31, 2010, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits.
Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At September 30, 2011, Telecomunicaciones Movilnet accounted for 18.9% and Apple accounted for 11.6% of total accounts receivable. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable. No other carrier represented more than 10% of our total accounts receivable as of these dates.
Foreign Currency Exchange Risk
We transact business in more than 70 countries in more than 20 different currencies, and in 2010 and in the first nine months of 2011, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, including a net loss of $18.2 million in 2009, a net loss of $13.4 million in 2010 and a net loss of $11.1 million for the nine months ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $201.8 million. We expect our costs to increase as we implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new games designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. In addition, our costs have increased significantly as a result of our acquisitions of Blammo and Griptonite due to the addition of nearly 200 employees and independent contractors. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our revenues declined in each of 2009 and 2010 from the preceding year, and we expect that our revenues will likely only increase slightly in 2011 from 2010 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2009, we incurred aggregate charges of approximately $8.5 million for royalty impairments and restructuring activities, during 2010, we incurred aggregate charges of approximately $4.3 million for royalty impairments and restructuring activities and in the nine months ended September 30, 2011, we incurred aggregate charges of approximately $1.2 million for royalty impairments and restructuring activities. As of September 30, 2011, an additional $679,000 of prepaid royalties remained on our balance sheet that are potentially subject to future impairment. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.
Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.
Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. We intend to only selectively enter into new licensing arrangements in the remainder of 2011 and during 2012, which we expect will contribute to the anticipated reduction in our revenues from feature phones and which may adversely impact our revenues from smartphones and tablets to the extent that our games based on original intellectual property are not successful. With respect to our games based on licensed intellectual property, we may incur impairments of prepaid royalty guarantees if our forecasts for these games are lower than we anticipated at the time we entered into the agreements. For example, in 2009, 2010 and the first nine months of 2011 we impaired $6.6 million, $663,000 and $531,000 respectively, of certain prepaid royalties and royalty guarantees primarily due to several distribution arrangements in our Europe, Middle East and Africa region and other global development and distribution arrangements that we entered into in 2007 and 2008. In addition, some payments from carriers and other distributors that we recognize as revenue on a cash basis may be delayed unpredictably.

We are also subject to macroeconomic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, which have deteriorated significantly in many countries and regions, including the United States and Europe due to the effects of the ongoing sovereign debt crisis, and may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. These issues can also cause foreign currency rates to fluctuate, which can have an adverse impact on our business since we transact business in more than 70 countries in more than 20 different currencies. In 2009, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in 2010 and in the first nine months of 2011. These issues may continue to negatively impact the economy and our growth. If these issues persist, or if the economy enters a prolonged period of decelerating growth or recession, our results of operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in a decline in the trading price of our common stock.
In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:
•	the number of new games released by us and our competitors;
•
the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a period, which timing can be impacted by how quickly digital storefront operators such as Apple review and approve our games for commercial release;

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

•
our ability to include certain types of virtual currency-incented advertizing offers and other monetization techniques in our games sold through online storefronts, such as Apple’s App Store and Google’s Android Market;

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
Our strategy to grow our business includes developing a significant number of new titles for smartphones and tablets rather than for feature phones, which historically comprised a significant majority of our revenues. If we do not succeed in generating considerable revenues and gross margins from smartphones and tablets, our revenues, financial position and operating results will suffer.
As a result of the continued migration of users from traditional feature phones to smartphones, we expect our feature phone revenues, which represented a significant majority of our revenues in 2010, to continue to decrease for the foreseeable future. For us to succeed in 2011 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts (such as Apple’s App Store, Google’s Android Market, Amazon’s Appstore, Palm’s App Catalog and Microsoft’s Windows Marketplace), as well as significantly increase our marketing-related expenditures in connection with the launch of our new games on these digital storefronts. Our efforts to significantly increase our revenues derived from games for smartphones and tablets may prove unsuccessful or, even if successful, it may take us longer to achieve significant revenue than anticipated because, among other reasons:
•
changes in the policies of digital storefronts and other distributors that limit our ability to use certain types of virtual currency-incented advertizing offers and other monetization techniques in our games;

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
We expect that a significant portion of our development activities for smartphones and tablets in the remainder of 2011 and beyond will be focused on social, freemium games — games that are downloadable without an initial charge, but which enable a variety of additional content and features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our efforts to develop social, freemium games for smartphones and tablets may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among other reasons:
•	we have relatively limited experience in successfully developing and marketing social, freemium games;
•
our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertizing and offers may cause us to have difficulty optimizing the monetization of our freemium games;

•
changes in the policies of digital storefronts and other distributors that limit our ability to use certain types of virtual currency-incented advertizing offers and other monetization techniques in our games;

•
some of our competitors have released a significant number of social, freemium games on smartphones and tablets, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	some of our competitors have substantially greater resources available to invest in the developing and publishing of social, freemium games;
•
we intend to continue to develop the significant majority of our social, freemium games based upon our own intellectual property rather than well-known licensed brands, and, as a result, we may encounter difficulties in generating sufficient consumer interest in our games, particularly since we historically have had relatively limited success in generating significant revenues from games based on our own intellectual property;

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

•
we have encountered difficulties in keeping users engaged in our social, freemium games for a significant amount of time subsequent to their initial download of the games, and we may have difficulty increasing consumer retention in our games;

•
we expect that approximately one-fifth of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship, which will reduce our control over the development process and may result in product delays and games that do not meet our and consumer expectations regarding quality;

•
the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (a class action lawsuit has been filed relating to this issue; we have not been named as a party to this lawsuit) and the Federal Trade Commission might issue rules significantly restricting or even prohibiting in-app purchases or we could potentially be named as a defendant in a future class action lawsuit; and

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
We recently completed the acquisitions of Griptonite and Blammo, and expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, joint ventures, strategic development and distribution arrangements and acquisitions of talent teams, technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business, including Griptonite and Blammo, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:
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
The integration of Griptonite may prove particularly challenging due to its size, as Griptonite has nearly 200 employees and independent contractors compared with approximately 400 employees at Glu prior to the Blammo and Griptonite acquisitions, as well as the fact that Griptonite has historically built premium games for non-smartphone platforms such as the Xbox 360, Wii, DS and PSP. We will need to invest considerable management time and resources in order to educate the Griptonite studio personnel with respect to the development of freemium games for smartphone platforms, and if we are not successful in these efforts, it will significantly harm our operating results given the significant increase in our operating expenses that will result from such acquisition.
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
Moreover, the terms of acquisitions may require that we make future cash or stock payments to shareholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made. For example, our Blammo acquisition agreement provides that the former Blammo shareholders may earn up to 3,312,937 shares of our common stock if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015. In addition, our merger agreement with Griptonite provides that we may be required to issue up to 5,301,919 additional shares or in specified circumstances pay additional cash (i) in satisfaction of indemnification obligations in the case of, among other things, breaches of our representations, warranties and covenants in the merger agreement or (ii) pursuant to potential working capital adjustments.
The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.
The development, distribution and sale of mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of game quality, brand, customer reviews and, with respect to our premium products, price. We compete for promotional and deck placement based on these factors, as well as the relationship with the digital storefront owner or wireless carrier, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners or carriers. We also compete for experienced and talented employees.
Our primary competitors have historically been Electronic Arts (EA Mobile) and Gameloft, with Electronic Arts having the largest market share of any company in the mobile games market. With respect to our social, freemium games that we publish for smartphones and tablets, we also compete with a number of other companies, including DeNA (which became a more formidable competitor through its acquisition of ngmoco), Zynga and Storm 8/Team Lava. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their games at no cost or substantially reduce their prices to levels at which we may be unable to respond competitively and still achieve profitability given their low overhead. As an example of the competition that we face, it has been estimated that more than 80,000 active games were available on the Apple App Store as of October 31, 2011. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones and tablets without substantially increasing spending to market our products or increasing our development costs.

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
Our business depends on developing and publishing mobile games that digital storefront owners will prominently feature or wireless carriers will place on their decks and that end users will buy. We must continue to invest significant resources in research and development, analytics and marketing to enhance our offering of games and introduce new games, and we must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not respond to the requirements of digital storefront owners and carriers and the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, although we have enjoyed success with respect to a number of our action/adventure freemium games, such as Gun Bros, Contract Killer, Contract Killer: Zombies, Big Time Gangsta and Eternity Warriors, we have had more limited success with respect to our casual titles, with only Bug Village generating significant revenues. If we fail to develop casual titles that achieve broad market acceptance, it could limit our potential revenue growth and harm our operating results. Even if our games are successfully introduced and initially adopted, a subsequent shift in the entertainment preferences of end users could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.
If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.
We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as the Apple App Store and Google’s Android Market, and maintaining our existing relationships with wireless carriers, distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games will be particularly important in connection with our strategic focus of developing social, freemium games based on our own intellectual property. Our ability to promote the Glu brand depends on our success in providing high-quality mobile games. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if digital storefront owners or wireless carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted or end users may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand. If end users, digital storefront owners, branded content owners and wireless carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users, digital storefront owners and wireless carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content or if a game has playability issues such as game unavailability, long load times or a unexpected termination of the game due to data server or other technical issues, we could experience damage to our reputation and brand, and our attractiveness to digital storefront owners, wireless carriers, licensors, and end users might be reduced. In addition, although we have significantly increased our sales and marketing-related expenditures in connection with the launch of our new social, freemium games, these efforts may not succeed in increasing awareness of our brand and new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.
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
Conversely, wireless carriers provide a limited selection of games that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the number of games available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top-level menus highlighting games that are recent top sellers, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional games sorted by genre. We believe that deck placement on the top-level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub- menus, is likely to result in higher game sales. If carriers choose to give our games less favorable deck placement, our games may be less successful than we anticipate and our feature phone revenues may decline.
Third parties are developing some of our social, freemium games, and to the extent that they do not timely deliver high-quality games that meet our and consumer expectations, our business will suffer.
In the first quarter of 2011, we initiated our Glu Partners program, which provides for the external development of some of our games; we currently expect that approximately one-fifth of the social, freemium games that we intend to release during 2011 will be produced by third parties with which we have a strategic relationship. We have historically created and developed all of our games in our internal studios, and we have limited experience in outsourcing and managing the production of our game concepts by external developers. Because we have no direct supervision and reduced control of this external development process, it could result in development delays and games of lesser quality and that are more costly to develop than those produced by our internal studios. This may particularly be the case to the extent that we do not provide our external developers with sufficiently detailed game development documentation, which could result in us providing them with a number of change orders that would delay development and increase our production costs.

We have agreed to pay these external developers significant development fees, and to the extent that these games are not commercially successful, we may not generate sufficient revenues to recoup our development costs or produce a sufficient return on investment, which would adversely affect our operating results. In addition, we may lose the services of one of our external developers for a number of reasons, including that a competitor acquires its business or signs the developer to an exclusive development arrangement. In addition, the developer might encounter financial or other difficulties that cause it to go out of business, potentially prior to completing production of our games, or otherwise render it unable to fulfill its obligations under the development agreement, and we may be unable to recoup our upfront payment to the developer under such circumstances. There is also significant demand for the services of external developers which may cause our developers to work for a competitor in the future or to renegotiate agreements with us on terms less favorable for us.
If sales of feature phones in our carrier-based business or the average selling prices of our games sold through wireless carriers decline more rapidly than we currently expect, it could have a material adverse impact on our revenues, financial position and results of operations.
We currently derive a significant portion of our revenues from sales of our games on feature phones through wireless carriers. Our revenues for each of 2009 and 2010 declined from the prior year due to a decrease in sales in our carrier-based business, resulting primarily from the continuing migration of consumers from feature phones to smartphones that enable the download of applications from sources other than a carrier’s branded e-commerce service, such as the Apple App Store and Google’s Android Market. We believe that the decline in the sales of feature phones and the transition of consumers to smartphones will continue to accelerate. In addition, due to the accelerating decline in the sales of feature phones, we intend to distribute significantly fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. Our ability to significantly grow our revenues derived from smartphones and tablets is uncertain. In addition, games sold on smartphones typically have lower average prices than our games sold on feature phones, and to the extent consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on feature phones. Any unexpected acceleration in the slowdown in sales of feature phones, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.
Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
We currently transact a significant portion of our business in Pounds Sterling and Euros as well as other international currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency exchange gains and losses. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
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
Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 78.1% and 77.5% of our revenues in 2010 and 2009, respectively. In 2010, revenues derived under various licenses from our five largest licensors, Activision, Atari, Caesar’s, Freemantle Media and 2waytraffic, together accounted for approximately 45.0% of our revenues. Creating games based on well-known, licensed brands has historically been critical to the success of our feature phone business, as this helped us achieve more prominent placement on our wireless carriers’ decks and contributed to greater commercial success with feature phone consumers. In addition, the majority of our premium games that we initially released for smartphones were based on licensed brands. However, we have determined to shift our business strategy towards becoming the leading publisher of social, mobile freemium games, and we intend to have the substantial majority of these social, freemium games be based upon our own intellectual property. As a result, we have allocated a significantly smaller amount of our operating budget to licensing deals and might elect not to renew our existing brand and content licenses when they expire. In addition, we intend to only selectively enter into new licensing arrangements in future periods. Our existing licenses expire at various times during the next several years, and our revenues will be negatively impacted to the extent that we lose the right to distribute games based on licensed content. For example, our right to publish our World Series of Poker game for smartphones and tablets is scheduled to expire on December 31, 2011, which will negatively impact our smartphone revenues. The expected decline in the revenues we derive from games based on licensed brands could have an unexpectedly greater impact on our overall revenues and operating results to the extent that we are not successful in significantly increasing our revenues from games developed for smartphones and tablets based on our own intellectual property.
System or network failures or cyber attacks could reduce our sales, increase costs or result in a loss of revenues or end users of our games.
We rely on digital storefronts, wireless carriers and other third-party networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of our games. We also rely on our own servers and third-party infrastructure to operate our social, freemium games that are delivered as a live service, to maintain and provide our analytics data and to deliver games on demand to end users through our carriers’ networks. In particular, a significant portion of our social, freemium game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids, and we expect to continue utilizing Amazon for a significant portion of our hosting services for the foreseeable future. In addition, certain of our subscription-based games require access over the mobile Internet to our servers to enable certain features. Any technical problem with or cyber attack on storefronts’, carriers’, third parties’ or our billing, delivery or information systems, servers or communications networks could result in the theft of end user personal information, the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases or our analytics data, or interfere with access to some aspects of our games. For example, in connection with the release of our Gun Bros game on the Apple App Store in the fourth quarter of 2010, we experienced issues with our data servers that resulted in gameplay issues and the loss of some users’ virtual assets they acquired through in-app purchases. If virtual assets are lost, we may be required to issue refunds, we may receive negative publicity and game ratings, and we may lose users of our games, any of which would negatively affect our business. In addition, during the fourth quarter of 2010 and first half of 2011, we lost some of our analytics data, including data with respect to our daily and monthly average users. Furthermore, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.
We currently rely primarily on wireless carriers to market and distribute our games for feature phones and thus to generate a significant portion of our revenues. The loss of or a change in any significant carrier relationship, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.
A significant portion of our feature phone revenues is derived from a limited number of carriers. In 2010, we derived approximately 44.1% of our revenues from relationships with five carriers, including Verizon Wireless, which accounted for 15.2% of our revenues. We expect that we will continue in the remainder of 2011 to generate a significant portion of our feature phone revenues through distribution relationships with fewer than 20 carriers. If any of our carriers decides not to market or distribute our games or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us. In addition, having a significant portion of our revenues concentrated among a limited number of carriers also creates a credit concentration risk for us, and in the event that any significant carrier were unable to fulfill its payment obligations to us, our operating results and cash position would suffer. If any of these eventualities come to pass, it could materially reduce our revenues and otherwise harm our business.

Changes made by wireless carriers and other distributors to their policies regarding pricing, revenue sharing, supplier status, billing and collections could adversely affect our business and operating results.
Wireless carriers generally control the price charged for our mobile games for feature phones either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our games, or changes in these prices could adversely affect market acceptance of those games. Similarly, for some of our carriers, including Verizon Wireless, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all (even though our wholesale price was reduced). A failure or delay by these carriers in adjusting the retail price for our games, could adversely affect sales volume and our revenues for those games.
In addition, wireless carriers have the ability to change their pricing policy with their customers for downloading content, such as our games. For example, Verizon Wireless began imposing a data surcharge to download content on those of its customers who had not otherwise subscribed to a data plan. Such charges have, and could in the future, deter end users from purchasing our content. In addition, wireless carriers could renegotiate the revenue sharing arrangement that we have in place with them to our detriment. For example, in the first quarter of 2010, China Mobile, the largest carrier in China, reduced the revenue share that we receive from our games sold on the mBox platform in approximately 15 provinces in China, which has negatively impacted our revenues in China. Furthermore, a portion of our revenues is derived from subscriptions. Our wireless carriers have the ability to discontinue offering subscription pricing, without our approval.
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
Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. Our market is experiencing rapid growth in adoption of smartphones, such as the Apple iPhone and devices based on Google’s Android operating system. For many of our wireless carriers, these smartphones are not yet directly integrated into the carrier’s provisioning infrastructure that would allow them to sell games directly to consumers, and games are instead sold through third parties, which is a more cumbersome process for consumers and results in a smaller revenue share for us. These factors could harm our business, operating results and financial condition.
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
Changes to our game design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. We are also required to port existing and new games to a broader array of handsets and develop versions specific to new smartphones. If we utilize more labor-intensive porting processes, our margins could be significantly reduced and it may take us longer to port games to an equivalent number of handsets. For example, the time required to develop and port games to some of the new smartphones and tablets, particularly those based on the Android operating system, is longer and thus developing and porting for the advanced platforms is more costly than developing and porting for games for feature phones. Since the smartphone revenues that we derive from devices based on the Android operating system is growing, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could harm our business, operating results and financial condition.

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
As a result of our Blammo and Griptonite acquisitions, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with our social, freemium games that we will release in 2011 and 2012, we expect to use a significant amount of cash in our operations in the fourth quarter of 2011 as we seek to grow our business. We expect to continue to use cash in operations throughout 2012, though at declining rates. As of September 30, 2011, we had $36.9 million of cash and cash equivalents. If our cash and cash equivalents and cash generated from operations are insufficient to meet our cash requirements, we will need to seek additional capital, potentially through an additional debt or equity financing (potentially pursuant to our effective universal shelf registration statement), procuring a new debt facility or selling some of our assets, to fund our operations. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such was the case with respect to the 2010 Private Placement and the 2011 Public Offering, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Additionally, our $8.0 million credit facility expired on June 30, 2011, and, if we wish to enter into a new facility, we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our business is subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our business, which will be increasingly important to our business as we continue to market our products directly to end users and to the extent we obtain personal information about our customers. We currently collect certain personally identifiable information regarding our customers, including the unique device identifiers (UDIDs) of our customers’ smartphones and tablets, and expect in the future to collect additional personally identifiable information regarding our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. The rules regarding data and consumer protection laws vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted and enforced, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.
If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our business and operating results may be harmed.
Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources. In addition, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games.
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
Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we are developing and selling games for smartphones and tablets, including social, freemium games that we began to release in the fourth quarter of 2010, and the accounting for revenue derived from these platforms and games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. We currently defer revenues related to micro-transactions over the estimated lives of the transactions. For these types of transactions we have considered the average period that game players typically play our games to arrive at our best estimates for the useful life. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as:
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as due to the recent downgrading of the credit rating of the United States by Standard & Poor’s, the ongoing sovereign debt crisis in Europe and the continuing unprecedented volatility in the financial markets;

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
•
any significant sales of our stock by our directors, executive officers or large stockholders, including the investors in the 2010 Private Placement whose shares have been registered for resale under the Securities Act and may be freely sold at any time, or by the former stockholders of Blammo and Griptonite, whose shares we have registered for resale under the Securities Act; and

•	lawsuits threatened or filed against us.
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
Blammo Acquisition
On August 1, 2011, in connection with our acquisition of Blammo, we issued to the Blammo shareholders an aggregate of 1,000,000 shares of our unregistered and restricted common stock (the “Initial Shares”), representing aggregate consideration of $5.1 million based on the $5.07 closing price for our common stock on The NASDAQ Global Market on August 1, 2011. In addition, we agreed to issue to the Blammo shareholders, in the aggregate, up to an additional 3,312,937 shares of our common stock if Blammo achieves certain net revenue targets during the years ended March 31, 2013, March 31, 2014 and March 31, 2015. The sale of the common stock to the Blammo shareholders was deemed exempt from registration under the Securities Act in reliance on Regulation S promulgated under the Securities Act. Pursuant to an obligation that we undertook in the Share Purchase Agreement relating to the Blammo acquisition, on August 15, 2011, we filed a Registration Statement on Form S-3 (Registration No. 333-176327) to register the resale of the Initial Shares.
Griptonite Acquisition
On August 2, 2011, in connection with our acquisition of Griptonite, we issued to Griptonite’s sole shareholder 6,106,015 shares of our unregistered and restricted common stock, representing consideration of $28.1 million based on the $4.60 closing price for our common stock on The NASDAQ Global Market on August 2, 2011. The sale of the common stock was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. Pursuant to an obligation that we undertook in the Merger Agreement relating to the Griptonite acquisition, on August 15, 2011, we filed a Registration Statement on Form S-3 (Registration No. 333-176325) to register the resale of these shares.

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

GLU MOBILE INC.

Date: November 14, 2011	By:	/s/ Niccolo M. de Masi Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Eric R. Ludwig Eric R. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit				Incorporated by Reference		Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	+	Agreement and Plan of Merger, dated as of August 2, 2011, by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/02/11

2.02		Amendment to Agreement and Plan of Merger, dated as of August 25, 2011, by and between Glu Mobile Inc. and Foundation 9 Entertainment, Inc.	8-K	001-33368	2.01	08/15/11

2.03	+	Share Purchase Agreement, dated as of August 1, 2011, by and among Glu Mobile Inc., Blammo Games Inc. and the owners of all of the outstanding share capital of Blammo Games Inc.	8-K	001-33368	2.02	08/02/11

10.01		Amendment to Change of Control and Severance Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated as of July 7, 2011.					X

10.02		Amendment to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of July 7, 2011.					X

10.03		Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Kal Iyer, dated as of July 7, 2011					X

10.04		2008 Equity Inducement Plan, as amended and restated on August 1, 2011	S-8	333-176318	4.03	08/15/11

10.05		Lease Agreement by and among Foundation 9 Entertainment, Inc., Griptonite, Inc. and Marymoor Warehouse Associates, LLC, dated as of November 5, 2007.					X

31.01		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

+	Certain schedules have been omitted. The company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

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