Form 10-K
period 2011-12-31
GLU MOBILE INC
filed 2012-03-14
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368

Glu Mobile Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2143667
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
45 Fremont Street, Suite 2800 San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)

(415) 800-6100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by The NASDAQ Global Market, was approximately $239,728,079. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 1, 2012 was 64,041,465.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Corporate Background

General

Glu Mobile designs, markets and sells mobile games. We have developed and published a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase our games through direct-to-consumer digital storefronts as well as users of feature phones served by wireless carriers and other distributors. We create games based on our own original brands and intellectual property as well as third-party licensed brands. Our original games based on our own intellectual property include Big Time Gangsta’, Blood & Glory, Bug Village, Contract Killer, Contract Killer: Zombies, Eternity Warriors, Frontline Commando, Gun Bros, Men vs. Machines, Stardom: The A-List, Super K.O. Boxing and Toyshop Adventures. Our games based on licensed intellectual property include Build-a-lot, Call of Duty, Deer Hunter, DJ Hero, Guitar Hero, Family Feud, Family Guy, Lord of the Rings, Paperboy, The Price Is Right, Transformers, Who Wants to Be a Millionaire? and World Series of Poker. We are based in San Francisco, California and our primary international offices are located in Brazil, Canada, China, England and Russia.

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

Except where the context requires otherwise, in this Annual Report on Form 10-K, references to “Company,” “Glu,” “Glu Mobile,” “we,” “us” and “our” refer to Glu Mobile Inc., and where appropriate, its subsidiaries.

Acquisitions

Acquisition of Griptonite, Inc.

On August 2, 2011, we completed the acquisition of Griptonite, Inc. Griptonite, which is based in Kirkland, Washington, previously developed games on a work-for-hire basis for Microsoft’s Xbox 360, Nintendo’s Wii, Nintendo’s DS, Sony’s PSP and Apple’s iPhone platforms.

In connection with the merger, we issued to Foundation 9 Entertainment, Inc. (Griptonite’s former corporate parent), in exchange for all of the issued and outstanding shares of Griptonite capital stock, a total of 6,106,015 shares of our common stock, of which 600,000 shares will be held in escrow until November 2, 2012 as security to satisfy indemnification claims under the Griptonite merger agreement. In addition, we may be required to issue additional shares (not to exceed 5,301,919 shares) or in specified circumstances pay additional cash (i) in satisfaction of indemnification obligations in the case of, among other things, breaches of our representations, warranties and covenants in the merger agreement or (ii) pursuant to potential working capital adjustments.

Acquisition of Blammo

On August 1, 2011, we completed the acquisition of Blammo Games Inc. Blammo, which is based in Toronto, Canada, previously developed games for mobile smartphone devices.

In exchange for the purchase of all of Blammo’s share capital, we (i) issued to the former Blammo shareholders, in the aggregate, 1,000,000 shares of our common stock and (ii) agreed to issue to the former Blammo shareholders, in the aggregate, up to an additional 3,312,937 shares of our common stock if Blammo achieves specified net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015. 100,000 of the shares of common stock that were issued at closing will be held in escrow until August 1, 2012 to satisfy potential indemnification claims under the Blammo share purchase agreement. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Transaction” for additional information regarding the conditions pursuant to which Glu would be obligated to issue additional shares of Glu’s common stock to the former Blammo shareholders.

Previous Acquisitions

In December 2004, we acquired Macrospace Limited, a company registered in England and Wales; in March 2006, we acquired iFone Holdings Limited, a company registered in England and Wales; in December 2007, we acquired Beijing Zhangzhong MIG Information Technology Co. Ltd., or together with its affiliates MIG, a domestic limited liability company organized under the laws of China; and in March 2008, we acquired Superscape Group plc, a company registered in England and Wales with operations in Russia and the United States.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Our internet website is located at www.glu.com and our investor relations website is located at www.glu.com/investors. The information on our website is not incorporated into this report. Copies of our Annual Report on Form 10-K for the year ended December 31, 2011 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 45 Fremont Street, Suite 2800, San Francisco, California 94105 or by calling 415-800-6100.

Business Developments and Highlights

Since January 1, 2011, we have taken the following actions to support our business:

•

We continued to focus our efforts on designing, marketing and selling games for smartphones and tablet devices, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system. Our significant achievements related to these efforts included the following:

•	We generated $35.1 million in smartphone revenues in 2011, a 256% increase from the $9.9 million in smartphone revenues we generated in 2010.

•

We generated the majority of our revenues from smartphone platforms for the first time on a quarterly basis in the second quarter of 2011, and increased the percentage that our smartphone revenues represent of our total revenues in each of the third and fourth quarters of 2011; in 2011, smartphone revenues comprised 53.0% of our total revenues.

•

In December 2011, we had approximately 2.9 million daily active users and 31.4 million monthly active users of our games on Apple’s App Store, the Google Play Store and other platforms such as Facebook, Amazon’s Appstore and Google Chrome.

•	As of December 31, 2011, we had 176.1 million cumulative installs of our games on these platforms, including 44.7 million installs during the fourth quarter of 2011.

•

We continued to execute on our strategy of becoming the leading publisher of social, mobile “freemium” games—games that are downloadable without an initial charge, but which enable a variety of additional content and features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. We released 19 freemium games during 2011, and expect to launch more than 20 additional freemium titles during 2012.

•

We succeeded in significantly increasing the revenues that we generate from titles based on our own intellectual property. 49.3% of our total revenues in 2011 were derived from original intellectual property titles, compared with 21.9% in 2010. Some of the successful original intellectual property titles that we launched in 2011 were Big Time Gangsta’, Blood & Glory, Bug Village, Contract Killer, Contract Killer: Zombies, Eternity Warriors, Frontline Commando and Stardom: The A-List.

•

In August 2011, we completed the Griptonite and Blammo acquisitions, which allowed us to approximately double our studio capacity. The first title created by Blammo, Stardom: The A-List, was released in the fourth quarter of 2011, while we expect the first titles created by our Griptonite studio to be launched in the first quarter of 2012.

•

In January 2011, we issued and sold in an underwritten public offering an aggregate of 8,414,635 shares of our common stock at a price to the public of $2.05 per share for net proceeds of approximately $15.7 million after underwriting discounts and commissions and offering expenses. We ended 2011 with $32.2 million in cash on our balance sheet.

The mobile games market continued to undergo significant changes in 2011. There has been, and we believe that there will continue to be, an increase in the number of smartphones being sold as consumers continue to migrate from traditional feature phones to smartphones. In addition, since the beginning of 2010, Apple and a number of other manufacturers have introduced tablet devices, which enable mobile game designers to create games that are optimized for larger screen sizes and designed to take advantage of the tablets’ advanced capabilities and functionality. We believe that the proliferation of smartphone devices will continue to accelerate for the foreseeable future.

Accordingly, for us to succeed in 2012 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts, which include Apple’s App Store, the Google Play Store, Amazon’s Appstore and Microsoft’s Windows

Marketplace. In furtherance of that strategy, we have shifted our product development focus exclusively towards developing new titles for smartphones and tablet devices and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.

The advanced capabilities and functionality of smartphones and tablets combined with the convenience and increasing adoption rates of these devices has resulted in mobile gaming being one of the fastest growing sectors of the gaming industry. In addition, within mobile gaming, social and freemium gaming experienced significant growth during 2011. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of social, mobile freemium games. Because our games can be downloaded and played for free, we are able to build a significantly larger customer base more quickly than we could if we charged users an up-front fee for downloading our games. In addition, our social, freemium games are generally designed to be persistent experiences maintained through regular content updates. We believe this approach will enable us to build and grow a longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to continue to have the substantial majority of our social, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.

Our Products

We develop and publish a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase our games through direct-to-consumer digital storefronts as well as users of feature phones served by wireless carriers and other distributors. We create games based on our own original brands and intellectual property as well as third-party licensed brands. Our original games based on our own intellectual property include Big Time Gangsta’, Blood & Glory, Bug Village, Contract Killer, Contract Killer: Zombies, Eternity Warriors, Frontline Commando, Gun Bros, Men vs. Machines, Stardom: The A-List, Super K.O. Boxing and Toyshop Adventures. Our games based on licensed intellectual property include Build-a-lot, Call of Duty, Deer Hunter, DJ Hero, Guitar Hero, Family Feud, Family Guy, Lord of the Rings, Paperboy, The Price Is Right, Transformers, Who Wants to Be a Millionaire? and World Series of Poker.

Consumers download our freemium games for smartphones and tablet devices through direct-to-consumer, digital storefronts, which include Apple’s App Store, the Google Play Store, Amazon’s Appstore and Microsoft’s Windows Marketplace. Our freemium games are provided as a live service and are generally designed to be persistent experiences maintained through regular content updates. Although our freemium games may be downloaded and played free of charge, consumers may elect to purchase virtual currency which can be used to acquire various items to enhance their gameplay experience—we sometimes refer to these as in-app purchases or micro-transactions. The following summarizes some of the benefits received by players by virtue of their in-app purchases:

•

Play Longer Through Better Equipment—Our games are generally designed to become significantly more challenging as the player advances through the game. For a game like Blood & Glory, players can use their virtual currency to purchase more powerful weapons, stronger armor and healing potions to increase their odds of continued survival.

•

Play Longer Through Energy Replenishment—Some of our games, such as Contract Killer, are designed to have short playing sessions, the duration of which are limited by the energy available for each session. Players of Contract Killer can utilize their virtual currency to purchase items that will replenish their energy and enable them to extend their game play session.

•

Accelerate Game Progress—Although some players are content to slowly “grind” their way through progressing in a game, other users are willing to purchase items in order to accelerate their advancement. For example, Bug Village enables players to spend their virtual currency in order to have their bugs instantly complete a task, thus allowing the user to accelerate his or her progress in the game.

•

Customization—Our games generally enable consumers to express themselves by customizing their character or the world the character inhabits. For example, Stardom: The A-List allows users to personalize their characters’ appearance, clothing and living environment, as well as purchase special items available for a limited time such as items that were introduced in a Valentine’s Day content update.

We categorize the virtual goods that players purchase with their virtual currency as either durable or consumable. Once purchased by the player, durable virtual goods are available for the player to utilize for as long as he or she plays the game. Examples of durable virtual goods include sniper rifles in Contract Killer: Zombies or armor in Eternity Warriors. In contrast, consumable virtual goods last only until they are used by the player, at which point the player would need to replenish his or her supply of such consumable good. Examples of consumable virtual goods include damage boosts in Big Time Gangsta’ and med kits in Frontline Commando.

We sell virtual currency to consumers at various prices ranging from $0.99 to $99.99, with the significant majority of such purchases occurring at the lower price points. The digital storefronts generally share with us 70% of the consumers’ payments for virtual currency, which we record as revenues. Consumers may also acquire virtual currency through game play or by completing offers, as described below.

In addition to in-app purchases of virtual currency, we also monetize our freemium games through offers and in-game advertising. Offers enable users to acquire virtual currency without paying cash but by instead taking specified actions such as downloading another application, watching a short video, subscribing to a service or completing a survey. We work with third parties, including Tapjoy from which we generated 13.0% of our revenues in 2011, to provide these offers to the end users of our freemium games, and we receive a payment from the third-party offer provider based on consumers responding to these offers. We also work with third-party advertising aggregators who embed advertising, such as banner ads, in our games, and we receive a payment from such third-party advertising aggregators based on the number of impressions in our games. In addition, we have begun working directly with other application developers to include advertising for their applications in our games, and we receive a payment from these application developers based on either the number of impressions in our games or the number of consumers who download the developer’s application.

We have generally designed our freemium games to incorporate social features in order to enhance the user’s game play experience. For example, our Gun Bros title enables players to fight against each other in real-time, synchronous death matches, while the recently released Stardom: The A-List allows users to incorporate their friends into the game by filming movies and going on dates with them as well as through gifting. Many of our freemium games also leverage technologies such as Apple’s Game Center, OpenFeint or Facebook Connect that enable players to compare their high scores and achievements with both their friends as well as the global leaderboard.

Our smartphone games typically have “thick clients” due to their high production values and, in some cases, 3-D graphics. A thick client game refers to the fact that our games have a large file size, often 100 megabytes or more, that reside on the player’s smartphone device. Because of the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 20 megabytes to be downloaded over a carrier’s wireless network, users generally must download one of our games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device. We believe that the higher production values inherent in our thick client games will enable us to more easily introduce our games to new platforms as the mobile gaming market continues to evolve.

The table below sets forth each of the smartphone freemium titles that we globally released in 2011, as well as the titles’ commercial release date, genre and whether it was based on Glu’s intellectual property or a licensed brand.

Title	Release Date	Genre	Intellectual Property
Zombie Isle	January 2011	Casual	Glu Owned
Big Time Gangsta’	March 2011	Action/Adventure	Glu Owned
Contract Killer	March 2011	Action/Adventure	Glu Owned
Treasure Raiders	March 2011	Casual	Glu Owned
Bug Village	April 2011	Casual	Glu Owned
Men vs. Machines	April 2011	Action/Adventure	Glu Owned
Star Blitz	May 2011	Action/Adventure	Glu Owned
Circus City	June 2011	Casual	Glu Owned
Eternity Warriors	July 2011	Action/Adventure	Glu Owned
Space City	July 2011	Casual	Glu Owned
Safari Zoo	August 2011	Casual	Glu Owned
Boo Town	October 2011	Casual	Glu Owned
Contract Killer: Zombies	October 2011	Action/Adventure	Glu Owned
Blood & Glory	November 2011	Action/Adventure	Glu Owned
Toy Village	November 2011	Casual	Glu Owned
Frontline Commando	December 2011	Action/Adventure	Glu Owned
Infected	December 2011	Action/Adventure	Licensed
The Nightworld	December 2011	Action/Adventure	Glu Owned
Stardom: The A-List	December 2011	Casual	Glu Owned

As the chart above illustrates, all but one of the freemium games that we released in 2011 was based on our own intellectual property, and we intend that this will be the case for the substantial majority of the freemium games that we release in 2012. This has contributed to the significant increase in the percentage of revenues that we generate from games based on our own intellectual property, despite the fact that the majority of the revenues that we generate in our feature phone business are from games based on licensed brands. In 2011, 2010 and 2009, games based on our own intellectual property accounted for approximately 49.3%, 21.9% and 22.5% of our revenues, respectively. We believe that this percentage will continue to increase as our smartphone revenues continue to account for a greater percentage of our total revenues.

Although we determined in 2010 to focus our development efforts on creating freemium games, we also continue to sell premium smartphone games which consumers download for a fee and which we generally do not continue to update after initial commercial launch. These premium games are generally our catalogue titles that are based on licensed intellectual property brands. We generally sell our premium smartphone games at prices ranging between $0.99 and $4.99 and, as with sales of virtual currency, we generally receive 70% of the consumers’ payments from the digital storefront owner.

For games based on licensed brands, such as movies, television shows, board games and console games, we share with the content licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was approximately 31.4% in 2011, 33.4% in 2010 and 35.5% in 2009. However, the individual royalty rates that we pay can be significantly above or below the average because our licenses were signed over a number of years and in some cases were negotiated by one of the companies we acquired. The royalty rates also vary based on factors, such as the strength of the licensed brand, the platforms for which we are permitted to distribute the licensed content, and our development or porting obligations.

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

Sales, Marketing and Distribution

We market and sell our games for smartphones and tablets primarily through direct-to-consumer digital storefronts. The significant majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 34% of our total revenues in 2011. We received the majority of these iOS-related revenues directly from Apple, which represented 20.7% of our total revenues in 2011, with the balance of our iOS-related revenues generated from offers and advertisements on this platform. In addition, we generated approximately 11% of our total revenues from the Android platform in 2011, although Google itself was not a greater than 10% customer of ours in 2011. No smartphone digital storefront accounted for more than 10% of our total revenues in either 2010 or 2009.

We seek to commercially launch each of our smartphone titles on both Apple’s App Store and the Google Play Store simultaneously, and believe that we are one of the few companies that has the necessary expertise and scale to achieve this, particularly due to the fragmentation inherent in the Android platform. We have also recently begun launching some of our games on social networking websites and other platforms such as Facebook, the Mac App Store and Google Chrome.

As part of our efforts to successfully market our games on the direct-to-consumer digital storefronts, we attempt to educate the digital storefront owners regarding our title roadmap and seek to have our games featured or otherwise prominently placed within the digital storefront. We believe that the featuring or prominent placement of our games facilitates organic user discovery and is likely to result in our games achieving a greater degree of commercial success. We believe that a number of factors may influence the featuring or placement of a game in these digital storefronts, including:

•	the perceived attractiveness of the title or brand;

•	the past critical or commercial success of the game or of other games previously introduced by a publisher;

•	incorporation of the digital storefront owner’s latest technology in the publisher’s title;

•	how strong the consumer experience is on all of the devices that discover titles using any given digital storefront;

•	the publisher’s relationship with the applicable digital storefront owner and future pipeline of quality titles for it; and

•	the current market share of the publisher.

In addition to our efforts to secure prominent featuring or placement for our games in these digital storefronts, we have also undertaken a number of marketing initiatives designed to acquire customers and increase downloads of our games and increase sales of virtual currency. These initiatives include the following:

•

Undertaking extensive outreach efforts with video game websites and related media outlets, such as providing reviewers with advance access to our games prior to launch, which efforts are designed to help promote our games and increase downloads and sales.

•	Paying third parties, such as Tapjoy, AdMob, iAd or Flurry, to advertise or incentivize consumers to download our games through offers or recommendations.

•	Utilizing “push” notifications to alert users of sales on virtual currency or items in our games.

•	Cross-promoting our games through banner advertisements in our other games, as well as advertising our games in our competitors’ games.

•	Utilizing social networking websites such as Facebook and Twitter to build a base of fans and followers to whom we can quickly and easily provide information about our games.

•	Expanding the functionality of the Glu Games Network, which we believe will allow us to create a global social gaming community to which we can market and sell our games.

For our feature phone business, we market and sell our games primarily through wireless carriers via placement in the “deck” of games and other applications that the carriers choose to make available to their customers. We believe that placement of games for feature phones on the top level or featured handset menu or toward the top of the genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in games achieving a greater degree of commercial success. We also often coordinate our marketing efforts with carriers, branded content owners and mobile handset manufacturers in the launch of new games. For example, we may work with our wireless carriers to develop merchandising initiatives, such as pre-loading of games on handsets, often with free trials, Glu-branded game menus that offer games for trial or sale, and pay-per-play or other alternative billing arrangements.

End users download our feature phone games and related applications to their handsets, and typically their carrier bills them a one-time fee or monthly subscription fee, depending on the end user’s desired payment arrangement and the carrier’s offerings. Our carrier distribution agreements establish the portion of revenues that will be retained by the carrier for distributing our games and other applications. Wireless carriers generally control the price charged to end users for our mobile games either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change established prices.

We currently have agreements with numerous wireless carriers and other distributors. No wireless carrier represented 10% or more of our revenues in 2011, but Verizon Wireless accounted for 15.2% and 20.5% of our revenues in 2010 and 2009, respectively. No other carrier represented more than 10.0% of our revenues in any of these years.

Studios

We have six internal studios that create and develop our games for smartphones and tablet devices. These studios, based in San Francisco, California; Kirkland, Washington; Toronto, Canada; Sao Paulo, Brazil; Moscow, Russia; and Beijing, China, have the ability to design and build products from original intellectual property, based on games originated in other media such as online and game consoles, or based on other licensed brands and intellectual property. In addition, our Griptonite studio in Kirkland, Washington works closely with a development studio in Hyderabad, India that we agreed to acquire as part of the Griptonite acquisition; we expect to complete the acquisition of the Hyderabad, India studio in the second quarter of 2012 without paying material additional consideration.

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

Our development studios are located on four different continents, which results in certain inherent complexities. To address these issues, we have instituted our Glu University training program. Glu University is designed to increase interaction amongst our studio teams, including having international studio team members regularly spend time in our San Francisco headquarters. The goal of this program is to ensure that we increase the uniformity, quality and commercial success of our games. In addition, in 2011 we hired a Vice President of Studios who has primary responsibility for overseeing the efforts of our Sao Paulo, Moscow and Beijing studio teams and promoted our San Francisco studio head to the position of Vice President of Production, where he now oversees both the San Francisco and Griptonite studios.

Product Development

We have developed proprietary technologies and product development processes that are designed to enable us to rapidly and cost effectively develop and publish games that meet the expectations and preferences of consumers and the needs of our wireless carriers and other distributors. These technologies and processes include:

•	core development platforms;

•	porting tools and processes;

•	broad development capabilities;

•	application hosting;

•	provisioning and billing capabilities; and

•	merchandising, monetization tools and marketing platform.

Since the markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences, continuous investment is required to innovate and publish new games, regularly update our social, freemium games that are delivered as a live service, and modify existing games for distribution on new platforms. We have instituted a number of measures that are designed both to increase the speed with which we bring our game concepts to market as well as more quickly in the product development cycle identify and terminate game concepts that are unlikely to be commercially successful. We have historically published the majority of our games internally, and have, in certain cases, retained a third-party to support our development activities. We also utilize third-party development tools in creating many of our freemium games, including tools from Unity Technologies with respect to our 3-D games.

We also rely on our own servers and third-party infrastructure to operate our social, freemium games that are delivered as a live service, to maintain and provide our analytics data and to deliver games on demand to end users through our carriers’ networks. In particular, a significant portion of our social, freemium game traffic is hosted by Amazon Web Services, which provides us server redundancy by using multiple locations on various distinct power grids, and we expect to continue utilizing Amazon for a significant portion of our hosting services for the foreseeable future.

In 2011, we initiated our Glu Partners program, which provides for the external development of some of our games. Five of our freemium games that were commercially released in 2011 and the first quarter of 2012 were developed by external studios, and we initially entered into a commercial relationship with Blammo as part of our Glu Partners program. In addition, a component of our Glu Partners strategy is to extend our successful game franchises to other digital platforms, as we have done with respect to launching Gun Bros and Eternity Warriors on Facebook. We announced in February 2012 that we would be scaling the Glu Partners program back in order to focus our best talent on creating titles at our internal studios.

As of December 31, 2011, we had 467 employees in research and development compared with 369 as of December 31, 2010. Research and development expenses were $39.1 million, $25.2 million and $26.0 million for 2011, 2010 and 2009, respectively. We expect 2012 spending for research and development activities to increase from 2011 levels primarily due to our acquisitions of Griptonite and Blammo in August 2011.

Data Analytics

We established our data analytics team in 2010 to better analyze the number of consumers who download and play our games as well as the behavior of such consumers with respect to their gameplay. Some of the information that we regularly track and analyze includes the following:

•	Revenues;

•	Installations of our games by consumers;

•	Daily active users (DAU) of our games, or the number of unique consumers playing our games each day;

•	Monthly active users (MAU) of our games, or the number of unique consumers playing our games each month;

•	Average revenue per daily active user (ARPDAU);

•	The lifetime value (LTV) of our games on a per user basis;

•	The number of minutes users are playing our games; and

•	The number of sessions users play our games and the average session length.

All of the above information can be broken down and analyzed in a number of ways, including by platform, game title and time period. In addition, for each of our games we are able to analyze the behavior of consumers with respect to their gameplay in order to enhance player engagement and improve monetization. For example, for a game like Toyshop Adventures, we were able to analyze whether players were getting stuck on a particular level and were able to address this issue by releasing an update that included a hint for that level. We believe that our analytics information will provide us with a competitive advantage and will enable us to better tailor our games to consumer preferences.

Customer Service

We established our customer service team in 2010 as a direct result of the shift in our strategic focus towards developing social, freemium games that are provided as a live service and are regularly updated. Customer service has also become a more important facet of our business as we continue to build a more direct relationship with our consumers. We regard customer service as an important part of fostering customer loyalty and are committed to providing prompt responses to our customers’ inquiries, which are primarily made through our corporate website or on our Facebook and Twitter pages. Examples of services we provide include addressing problems in recovering lost game accounts, virtual items and virtual currency. In addition, we also investigate and address irregularities in game operation reported by players. With the growth of our daily and monthly active users and the expansion of our social, freemium game portfolio, we expect to continue to expand the role of our customer service team in 2012 and beyond.

Seasonality

Many new mobile phones and tablets are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase or receive new mobile phones and tablets, we generally experience seasonal sales increases based on the holiday selling period. Although we believe that the majority of this holiday impact occurs during the fourth quarter, some of this seasonality also occurs for us in our first calendar quarter due to some lag between mobile phone and tablet purchases and game purchases. In addition, companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the smartphone revenues we derive from advertisements and offers in our freemium games. We are unsure of whether, and to what degree, our increasing concentration on freemium games will mitigate or enhance the effects of the seasonality factors, or introduce entirely new seasonality factors.

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

With respect to our freemium games that we publish for smartphones and tablets, we compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Tencent and many well-funded private companies. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than freemium; Electronic Arts and Gameloft have historically been our two primary feature phone competitors with regard to feature phone gaming. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 100,000 active games were available on Apple’s App Store as of March 1, 2012. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones and tablets without substantially increasing spending to market our products or increasing our development costs.

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

For more information on our competition, please see the Risk Factor – “The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do” and the other risk factors described in Item 1A of this report.

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

Our trademarks that have been registered with the U.S. Patent and Trademark Office include Glu, our 2-D ‘g’ character logo and several of our game titles, including Big Time Gangsta’, Bonsai Blast, Brain Genius, Contract Killer, Gun Bros, Magic Life, Space Monkey, Super K.O. Boxing and Zombie Isle. In addition, we have trademark applications pending with the U.S. Patent and Trademark Office for our 3-D ‘g’ character logo and many of our game titles for which we do not yet have a registered trademark. We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets. Registrations of both U.S. and foreign trademarks are renewable every ten years.

In addition, many of our games and other applications are based on or incorporate intellectual property that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that generally range from two to five years. Our licensed brands include, among others, Build-a-lot, Call of Duty, Deer Hunter, DJ Hero, Guitar Hero, Family Feud, Family Guy, Lord of the Rings, Paperboy, The Price Is Right, Transformers, Who Wants to Be a Millionaire? and World Series of Poker. Our licensors include a number of well-established video game publishers and major media companies.

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

Government Regulation

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in them being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (e.g., violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China.

We are also subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users. We currently collect certain personally identifiable information regarding our customers, including the unique device identifiers (UDIDs) of our customers’ smartphones and tablets, and expect in the future to collect additional personally identifiable information regarding our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. We post our privacy policy and our terms of service on our corporate website. In these policies, we describe our practices concerning the use, transmission and disclosure of the information that we collect regarding our users. Any failure by us to comply with our posted privacy policy, terms of service or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the mobile gaming industry is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

In addition, because our services are available worldwide, certain foreign jurisdictions and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Employees

As of March 1, 2012, we had 575 employees, including 476 in research and product development. Of our total employees as of March 1, 2012, 293 were based in the United States and Canada, 117 were based in Europe, 119 were based in Asia and 46 were based in Latin America. Our employees in Brazil are represented by a labor union. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Executive Officers

The following table shows Glu’s executive officers as of March 1, 2012 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position
Niccolo M. de Masi	31	President, Chief Executive Officer and Director
Eric R. Ludwig	42	Executive Vice President and Chief Financial Officer
Adam Flanders	38	Senior Vice President, Sales and Marketing
Kal Iyer	42	Senior Vice President, Research and Development

Niccolo M. de Masi has served as our President and Chief Executive Officer and as one of our directors since January 2010. Prior to joining Glu, Mr. de Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to October 2009. Prior to joining Hands-On Mobile, Mr. de Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007. Mr. de Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer where he was responsible for formulating and implementing Monstermob’s growth and product strategy. Prior to joining Monstermob, Mr. de Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London. He has also worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor. Mr. de Masi holds B.A. and M.A. degrees in Physics, and an MSci. degree in Electronic Engineering—all from Cambridge University.

Eric R. Ludwig has served as our Executive Vice President and Chief Financial Officer since October 2011 and has served as our Chief Financial Officer since August 2008. Mr. Ludwig previously held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer from September 2010 to October 2011. Prior to becoming our Chief Financial Officer, Mr. Ludwig served as our Vice President, Finance, Interim Chief Financial Officer from May 2008 to August 2008, served as our Vice President, Finance from April 2005 to May 2008 and served as our Director of Finance from January 2005 to April 2005. In addition, Mr. Ludwig has served as our Assistant Secretary since July 2006. Prior to joining us, from January 1996 to January 2005, Mr. Ludwig held various positions at Instill Corporation, an on-demand supply chain software company, most recently as Chief Financial Officer, Vice President, Finance and Corporate Secretary. Prior to Instill, Mr. Ludwig was Corporate Controller at Camstar Systems, Inc., an enterprise manufacturing execution and quality systems software company, from May 1994 to January 1996. He also worked at Price Waterhouse L.L.P. from May 1989 to May 1994. Mr. Ludwig holds a B.S. in commerce from Santa Clara University and is a Certified Public Accountant (inactive).

Adam Flanders has served as our Senior Vice President, Sales and Marketing since August 2011. Mr. Flanders joined Glu in 2006 and has held increasingly senior positions in Glu’s sales and marketing organization. Prior to joining us, Mr. Flanders was one of the early employees at THQ Wireless where he served in various management and business development roles. Prior to THQ, he held finance positions at Ernst & Young LLP and Fidelity Investments. Adam graduated with a B.S. in finance from Bentley College.

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

We have incurred significant losses since inception, including a net loss of $18.2 million in 2009, a net loss of $13.4 million in 2010 and a net loss of $21.1 million in 2011. As of December 31, 2011, we had an accumulated deficit of $211.8 million. We expect our costs to increase as we implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new games designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. In addition, our costs have increased significantly as a result of our acquisitions of Blammo and Griptonite due to the addition of nearly 200 employees and independent contractors. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our revenues declined in each of 2009 and 2010 from the preceding year, and only increased slightly in 2011 from 2010 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2009, 2010 and 2011, we incurred aggregate charges of approximately $8.5 million, $4.3 million and $1.1 million for royalty impairments and restructuring activities. As of December 31, 2011, an additional $483,000 of prepaid royalties remained on our balance sheet that are potentially subject to future impairment. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.

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

•	the popularity of new games and games released in prior periods;

•	changes in the prominence of storefront featuring for our leading games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, tablets, games and related content;

•	our success in developing and monetizing social, freemium games for smartphones and tablets;

•

our ability to increase the daily and monthly active users of our social, freemium games that we develop for smartphones and tablets, as well as the level of engagement of these users and the length of time these users continue to play our games;

•

our ability to include certain types of virtual currency-incented advertising offers and other monetization techniques in our games sold through online storefronts, such as Apple’s App Store and the Google Play Store;

•

changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within certain of our games;

•	the expiration of existing content licenses for particular games;

•

the amount and timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2009, 2010 and 2011, we impaired $6.6 million, $663,000 and $531,000, respectively, of certain prepaid royalties and royalty guarantees;

•

changes in pricing policies by us, our competitors or our carriers and other distributors, including to the extent that smartphone digital storefront owners impose a platform tax on our revenues derived from offers;

•	changes in the mix of original intellectual property and licensed-content games, which have varying gross margins;

•	the timing of successful mobile device launches;

•	the seasonality of our industry;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our ability to successfully migrate talent acquired through our Griptonite transaction to creating successful freemium/social titles;

•

fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development, or unanticipated increases in vendor-related costs, such as hosting fees.

Our strategy to grow our business involves developing a significant number of new titles for smartphones and tablets rather than for feature phones, which historically comprised a significant majority of our revenues. If we do not succeed in generating considerable revenues and gross margins from smartphones and tablets, our revenues, financial position and operating results will suffer.

As a result of the continued migration of users from traditional feature phones to smartphones, we expect our feature phone revenues, which represented 47.0%, 84.7% and 94.5% of our revenues in 2011, 2010 and 2009, respectively, to continue to decrease significantly for the foreseeable future. For us to succeed in 2012 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts (such as Apple’s App Store, the Google Play Store, Amazon’s Appstore and Microsoft’s Windows Marketplace), as well as significantly increase the number of players of our games and the average lifetime value of these players. Our efforts to significantly increase our revenues derived from games for smartphones and tablets may prove unsuccessful or, even if successful, it may take us longer to achieve significant revenue than anticipated because, among other reasons:

•

the open nature of many of these digital storefronts increases substantially the number of our competitors and competitive products and makes it more difficult for us to achieve prominent placement or featuring for our games;

•

the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which could make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term;

•	competitors may have substantially greater resources available to invest in developing and publishing products for smartphones and tablets;

•

these digital storefronts are relatively new and rapidly evolving markets, for which we are less able to forecast with accuracy revenue levels, required marketing and developments expenses, and net income or loss;

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

•	many of our content licenses do not grant us the rights to develop games for devices utilizing Apple’s iOS operating system and certain other smartphones and tablets; and

•

many OEMs and carriers are developing their own storefronts and it may be difficult for us to predict which ones will be successful, and we may expend time and resources developing games for storefronts that ultimately do not succeed.

Due to the expected continued decrease in our feature phone revenues, if we do not succeed in generating considerable revenues and gross margins from smartphones and tablets, our operating results will suffer.

We have focused our development efforts for smartphones and tablets on creating freemium games rather than premium games, and if our freemium strategy is unsuccessful, it will seriously harm our business.

We expect that a significant portion of our development activities for smartphones and tablets in 2012 and beyond will be focused on social, freemium games—games that are downloadable without an initial charge, but which enable a variety of additional content and features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our efforts to develop social, freemium games for smartphones and tablets may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among other reasons:

•	we have relatively limited experience in successfully developing and marketing social, freemium games, having launched our first freemium titles in the fourth quarter of 2010;

•

our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertising and offers may cause us to have difficulty optimizing the monetization of our freemium games;

•

changes in the policies of digital storefronts and other distributors that have limited our ability to use certain types of virtual currency-incented advertising offers and other monetization techniques in our games;

•

some of our competitors have released a significant number of social, freemium games on smartphones and tablets, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•

we intend to continue to develop the significant majority of our social, freemium games based upon our own intellectual property rather than well-known licensed brands, and, as a result, we may encounter difficulties in generating sufficient consumer interest in our games, particularly since prior to 2011, we had relatively limited success in generating significant revenues from games based on our own intellectual property;

•

social, freemium games currently represent a minority of the games available on smartphones and tablets and have a limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•

our strategy with respect to developing social, freemium games assumes that a large number of consumers will download our games because they are free and that we will subsequently be able to effectively monetize these games via in-app purchases, offers and advertisements; however, some smartphones charge users a fee for downloading content, and users of these smartphones may be reluctant to download our freemium games because of these fees, which would reduce the effectiveness of our product strategy;

•

our social, freemium games may otherwise not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, a failure to achieve prominent storefront featuring for such games or the inconvenience associated with downloading our thick-client games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 20 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device.

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

We derive the significant majority of our smartphone revenues from Apple’s iOS and Google’s Android platforms, and if we are unable to maintain a good relationship with each of Apple and Google or if the Apple App Store or the Google Play Store were unavailable for any prolonged period of time, our business will suffer.

The significant majority of our smartphone revenues are derived from Apple’s iOS and Google’s Android platforms, which accounted for 34% and 11%, respectively, of our total revenues in 2011. We believe that we have maintained a good relationship with both Apple and Google, which has contributed to the majority of our games receiving featuring on their storefronts when they are commercially released. Accordingly, any deterioration in our relationship with either Apple or Google would materially harm our business and likely cause our stock price to decline.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently utilize such offers negatively impacted our smartphone revenues thereafter. Any similar change in the future that impacts our freemium revenues could materially harm our business, and we may not receive any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

We also rely on the continued function of the Apple App Store and the Google Play Store, as the majority of our smartphone revenues are derived from these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-app purchasing functionality within the storefront. In the event that either the Apple App Store or the Google Play Store is unavailable or if in-app purchasing functionality within the storefront is non-operational for a prolonged period of time, it would have a material adverse effect on our revenues and operating results.

We have a new business model with a short operating history and rely on a small portion of our total players for nearly all of our smartphone revenue that we derive from in-app purchases.

In early 2010, we revised our business model to focus on becoming a leading publisher of social, mobile freemium games. Our freemium games are provided as a live service and are generally designed to be persistent experiences maintained through regular content updates, which requires continuous investment by us. We have a short history operating in this business model, which limits the experience upon which we can draw when making operating decisions, and we may be less successful executing our new business than we anticipate.

The fact that our freemium games can be downloaded and played for free has contributed to our success in generating large numbers of installs and significantly growing our user base. However, only a small portion of our daily and monthly active users ever purchase virtual currency or goods in our games. In order to significantly increase our smartphone revenues, we must increase the number of users of our games and keep them playing our games for a longer period of time so that we can more effectively monetize these users. To attract and retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We have to date encountered difficulties in keeping users engaged in our freemium games for a significant amount of time subsequent to their initial download of the games, and we might not succeed in our efforts to increase the average lifetimes of our users. If we fail to grow our daily and monthly active users, if the rates at which we attract and retain players does not increase or if the average amount our users pay declines, our business may not grow, our financial results will suffer, and our stock price may decline.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

In August 2011, we completed the acquisitions of Griptonite and Blammo, and we expect to continue to evaluate and consider a wide array of potential strategic transactions. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business, including Griptonite and Blammo, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

The integration of Griptonite has been, and may continue to prove to be, particularly challenging due to its size, as Griptonite has nearly 200 employees and independent contractors compared with approximately 400 employees at Glu prior to the Blammo and Griptonite acquisitions, as well as the fact that Griptonite has historically built premium games on a work-for-hire basis for non-smartphone platforms such as Microsoft’s Xbox 360, Nintendo’s Wii, Nintendo’s DS and Sony’s PSP. We have invested, and will continue to invest, considerable management time and resources in order to educate the Griptonite studio personnel with respect to the development of freemium games for smartphone platforms, and do not yet know if these efforts will prove successful since we have not yet commercially released any games that were developed by the Griptonite studio. If we are not successful in these efforts, it will adversely impact our operating results given the significant increase in our operating expenses that have resulted from such acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions, including the Griptonite and Blammo acquisitions, do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results. For example, during 2008 we incurred an aggregate goodwill impairment charge related to write-downs in the third and fourth quarters of 2008 of $69.5 million as the fair values of our three reporting units were determined to be below their carrying values.

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

The development, distribution and sale of mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of game quality, brand, customer reviews and, with respect to our premium products, price. We compete for promotional and storefront or deck placement based on these factors, as well as the relationship with the digital storefront owner or wireless carrier, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners or carriers. We also compete for experienced and talented employees.

With respect to our freemium games that we publish for smartphones and tablets, we compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Tencent and many well-funded private companies. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than freemium; Electronic Arts and Gameloft have historically been our two primary feature phone competitors with regard to feature phone gaming. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 100,000 active games were available on Apple’s App Store as of March 1, 2012. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing spending to market our products or increasing our development costs.

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

Consumer tastes are continually changing and are often unpredictable, and we compete for consumer discretionary spending against other forms of entertainment; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful freemium games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, although we have enjoyed success with respect to a number of our action/adventure freemium games, such as Big Time Gangsta’, Blood & Glory, Contract Killer, Contract Killer: Zombies, Eternity Warriors, Frontline Commando and Gun Bros, we have had more limited success with respect to our casual titles, with only Bug Village and Stardom: The A-List generating significant revenues. If we fail to develop casual titles that achieve broad market acceptance, it could limit our potential revenue growth and harm our operating results. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as Apple’s App Store and the Google Play Store, and maintaining our existing relationships with wireless carriers, distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing social, freemium games based on our own intellectual property. Our ability to promote the Glu brand depends on our success in providing high-quality games. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if digital storefront owners or wireless carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted or end users may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand. If end users, digital storefront owners, branded content owners and wireless carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users, digital storefront owners and wireless carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content or if a game has playability issues such as game unavailability, long load times or a unexpected termination of the game due to data server or other technical issues, we could experience damage to our reputation and brand, and our attractiveness to digital storefront owners, wireless carriers, licensors, and end users might be reduced. In addition, although we have significantly increased our sales and marketing-related expenditures in connection with the launch of our social, freemium games, these efforts may not succeed in increasing awareness of our brand and new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

Inferior storefront featuring or deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

The open nature of the digital storefronts, such as Apple’s App Store and the Google Play Store, substantially increases the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games. Our failure to achieve prominent placement or featuring for our games on the digital storefronts could make it more difficult for users to discover our games and, as a result, cause our games to not generate significant revenues. It may also require us to expend significantly increased amounts on marketing campaigns in order to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing games for them. We believe that a number of factors may influence the featuring or placement of a game in these digital storefronts, including:

•	the perceived attractiveness of the title or brand;

•	the past critical or commercial success of the game or of other games previously introduced by a publisher;

•	the publisher’s relationship with the applicable digital storefront owner and future pipeline of quality titles for it; and

•	the current market share of the publisher.

Conversely, wireless carriers provide a limited selection of games that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the number of games available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top-level menus highlighting games that are recent top sellers, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional games sorted by genre. We believe that deck placement on the top-level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub- menus, is likely to result in higher game sales. If carriers choose to give our games less favorable deck placement, our games may be less successful than we anticipate and our feature phone revenues will decline more steeply than we anticipate.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2011, 2010 and 2009, we generated approximately 49.5%, 41.6% and 35.0% of our revenues, respectively, from our top ten games. However, other than Gun Bros, which generated 11.1% of our total revenues in 2011, no individual game represented more than 10% of our revenues in any of those periods. Our growth depends on our ability to consistently launch new freemium games that generate significant revenues. In addition, we seek to extend the lives of our successful freemium games through regular content updates. The development and launch of our new freemium games and regular content updates require the investment of significant time and resources with no guarantee that they will result in significant revenues. If our new freemium games are not successful or if we are not able to cost-effectively extend the lives of our successful freemium games, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those utilizing the Android operating system, our smartphone revenues and financial results could suffer.

The majority of our smartphone revenues are derived from the sale of games for smartphones and tablets that utilize Apple’s iOS or Google’s Android operating systems. Unlike the Apple ecosystem in which Apple controls both the device (iPod, iTouch and iPad) and the storefront (Apple’s App Store), there is a high-degree of fragmentation with respect to Android, as a large number of OEMs manufacture and sell Android-based devices with a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store. In order for us to sell our games to as wide as possible an audience of Android users, we must port, or convert into separate versions, our games to a significant percentage of the numerous Android devices that are commercially available, many of which have different technological requirements. These include devices with various combinations of underlying technologies, Android operating system version, user interfaces, keypad layouts, screen resolutions, sound capabilities and other OEM-specific customizations. Since our Android-based smartphone revenues is growing, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could harm our business, operating results and financial condition. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our smartphone revenues and financial results could suffer.

We utilize a game development engine licensed from Unity Technologies to create many of our freemium games. If we experience any prolonged issues with regard to the operation of this engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline.

We utilize a game development engine licensed from Unity Technologies to create many of our freemium games, including our 3-D games, and expect to continue to utilize this engine for the foreseeable future. Because we do not own this game development engine, we do not control its operation or maintenance. As a result, if we were to experience any issues with regard to the operation of this engine, these issues might not be resolved as quickly as if it were an internally developed engine, despite the fact that we have contractual service level commitments from Unity. In addition, although Unity does not have the right to terminate our agreement absent an uncured material breach of the agreement by Glu, we could lose access to this engine under certain circumstances such as a natural disaster that impacts Unity or a bankruptcy event. If we experience any prolonged issues with regard to the operation of the Unity game development engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline. Furthermore, in the event that Unity were to be acquired by one of our competitors, it would be less likely that our agreement would be renewed, which could impact our game development efforts in the future, particularly with respect to the development of sequels to games that were developed on the Unity engine.

If sales of feature phones in our carrier-based business or the average selling prices of our games sold through wireless carriers decline more rapidly than we currently expect, it could have a material adverse impact on our revenues, financial position and results of operations.

We currently derive a significant portion of our revenues from sales of our games on feature phones through wireless carriers. However, our feature phone revenues declined from $75.0 million in 2009 to $54.5 million in 2010 to $31.1 million in 2011, which was primarily due to the continuing migration of consumers from feature phones to smartphones. We believe that the decline in the sales of feature phones and the transition of consumers to smartphones will continue to accelerate in 2012 and beyond. In addition, due to the accelerating decline in the sales of feature phones, we intend to distribute significantly fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. However, if our feature phone revenues decline more rapidly than we currently anticipate, it would negatively impact our overall revenues and cash flows from operations, which could in turn negatively impact our ability to invest resources in developing and marketing our freemium games for smartphone platforms. In addition, games sold on smartphones typically have lower average prices than our games sold on feature phones, and as consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on feature phones. Any unexpected acceleration in the slowdown in revenues generated from feature phones, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 70 countries in more than 20 different currencies, with Pounds Sterling and Euros being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. In 2009, some of these currencies fluctuated by up to 40%, and we experienced continued significant fluctuations in 2010 and 2011. These issues may continue to negatively impact the economy and our growth. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

We face additional risk if a currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi in which our Chinese operations principally transact business, are subject to limitations on conversion into other currencies, which can limit our ability to react to rapid foreign currency devaluations and to repatriate funds to the United States should we require additional working capital.

We might elect not, or may be unable, to renew our existing brand and content licenses when they expire and might not choose to obtain additional licenses, which would negatively impact our feature phone revenues and might negatively impact our smartphone revenues to the extent that we do not create successful games based on our own intellectual property.

Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 50.7%, 78.1% and 77.5% of our revenues in 2011, 2010 and 2009, respectively. In 2011, revenues derived under various licenses from our five largest licensors,

Activision, Atari, Caesar’s, Freemantle Media and 2waytraffic, together accounted for approximately 30.9% of our revenues. Creating games based on well-known, licensed brands has historically been critical to the success of our feature phone business, as this helped us achieve more prominent placement on our wireless carriers’ decks and contributed to greater commercial success with feature phone consumers. In addition, the majority of our premium games that we initially released for smartphones were based on licensed brands. However, we have shifted our business strategy towards becoming the leading publisher of social, mobile freemium games, and we intend to continue to have the substantial majority of these social, freemium games be based upon our own intellectual property. As a result, we have allocated a significantly smaller amount of our operating budget to licensing deals and might elect not to renew our existing brand and content licenses when they expire. In addition, we intend to only selectively enter into new licensing arrangements in future periods. Our existing licenses expire at various times during the next several years, and our revenues will be negatively impacted to the extent that we lose the right to distribute games based on licensed content. For example, our right to publish our World Series of Poker game for smartphones and tablets will expire on March 31, 2012, which will negatively impact our smartphone revenues. The expected decline in the revenues we derive from games based on licensed brands could have an unexpectedly greater impact on our overall revenues and operating results to the extent that we are not successful in significantly increasing our revenues from games developed for smartphones and tablets based on our own intellectual property.

System or network failures or cyber attacks could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts, wireless carriers and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for the downloading of our games. We also rely on our own servers and third-party infrastructure to operate our social, freemium games that are delivered as a live service, to maintain and provide our analytics data and to deliver games on demand to end users through our carriers’ networks. In particular, a significant portion of our social, freemium game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids, and we expect to continue utilizing Amazon for a significant portion of our hosting services for the foreseeable future. Any technical problem with or cyber attack on these third parties’ or our systems, servers or other technologies could result in the theft of end user personal information, the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases or our analytics data, or interfere with access to some aspects of our games. For example, some users of our Android-based games have recently experienced issues receiving the virtual currency that they purchased and paid for. In addition, in connection with the release of our Gun Bros game on Apple’s App Store in the fourth quarter of 2010, we experienced issues with our data servers that resulted in gameplay issues and the loss of some users’ virtual assets they acquired through in-app purchases. If virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose users of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Furthermore, during the fourth quarter of 2010 and first half of 2011, we lost some of our analytics data, including data with respect to our daily and monthly average users. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

Third parties are developing some of our social, freemium games, and to the extent that they do not timely deliver high-quality games that meet our and consumer expectations, our business will suffer.

In the first quarter of 2011, we initiated our Glu Partners program, which provides for the external development of some of our games; five of the social, freemium games that we released during 2011 and the first quarter of 2012 were produced by third parties with which we have a strategic relationship. Prior to 2011, we had previously created and developed all of our games in our internal studios, and we had no prior experience in outsourcing and managing the production of our game concepts by external developers. This inexperience combined with the fact that we had no direct supervision and reduced control over the external development process resulted in games that took longer to develop, were of lesser quality and were more costly to develop than comparable games produced by our internal studios. We intend to continue to utilize third party developers in 2012, though for fewer of our games, and we may face the same challenges that we faced in 2011, or new and unforeseen challenges, as part of these efforts.

We pay our external developers significant development fees, and to the extent that the games developed by external studios are not commercially successful, we may not generate sufficient revenues to recoup our development costs or produce a sufficient return on investment, which would adversely affect our operating results. We also may be required to pay these external developers significant termination fees in the event that we cancel a project prior to its completion. In addition, we may lose the services of one of our external developers for a number of reasons, including that a competitor acquires its business or signs the developer to an exclusive development arrangement. In addition, the developer might encounter financial or other difficulties that cause it to go out of business, potentially prior to completing production of our games, or otherwise render it unable to fulfill its obligations under the development agreement, and we may be unable to recoup our upfront payment to the developer under such circumstances. There is also significant demand for the services of external developers which may cause our developers to work for a competitor in the future or to renegotiate agreements with us on terms less favorable for us.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.

International sales represented approximately 50.1%, 55.1% and 52.2% of our revenues in 2011, 2010 and 2009, respectively. To target international markets, we develop games that are localized and customized for consumers in those markets. We have international offices located in a number of foreign countries including Brazil, Canada, China, England and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues. Risks affecting our international operations include:

•	challenges caused by distance, language and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	our ability to develop, customize and localize games that appeal to the tastes and preferences of consumers in international markets;

•	competition from local game developers that have significant market share in certain foreign markets and a better understanding of local consumer preferences;

•	foreign currency exchange rate fluctuations;

•	difficulties in staffing and managing international operations, as well as issues related to having a labor union in our Sao Paulo studio;

•	potential violations of the Foreign Corrupt Practices Act or U.K.’s Bribery Act, particularly in certain emerging countries in East Asia, Eastern Europe and Latin America;

•	greater fluctuations in sales through storefronts and carriers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable;

•	protectionist laws and business practices that favor local businesses in some countries;

•	regulations that could potentially affect the content of our products and their distribution, particularly in China;

•	potential adverse foreign tax consequences, since due to our international operations, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States, particularly China;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	political, economic and social instability;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in certain countries.

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.

If we fail to deliver our games at the same time as new mobile devices are commercially introduced, our sales may suffer.

Our business depends, in part, on the commercial introduction of new mobile devices with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, the introduction of new and more powerful versions of Apple’s iPhone and iPad and devices based on Google’s Android operating system have helped drive the growth of the mobile games market. In addition, consumers generally purchase the majority of content, such as our games, for a new phone or tablet within a few months of purchasing the device. We do not control the timing of these mobile device launches. Some manufacturers give us access to their mobile devices prior to commercial release. If one or more major manufacturers were to cease to provide us access to new mobile device models prior to commercial release, we might be unable to introduce compatible versions of our games for those mobile devices in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because we do not adequately build into our title plan the demand for games for a particular mobile device or experience game launch delays, we miss the opportunity to sell games when new mobile devices are shipped or our end users upgrade to a new mobile device, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

If consumers or digital platform operators believe that our games contain objectionable content, our reputation and operating results could suffer.

The majority of our successful freemium games are in the action/adventure genre, and we expect that the majority of the games that we release in 2012 will be of a similar nature. Some of these games contain violence or other content that certain consumers may find objectionable, particularly with respect to their children. For example, our Big Time Gangsta game has been assigned a 17 and older rating by Apple due to its violence and drug and alcohol references. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one version which had no depictions of blood. Despite these ratings and precautions, consumers may be offended by certain of the content in our games and children to whom these games are not targeted may choose to play them anyway. In addition, there is a risk that one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which hidden features might contain profanity, graphic violence or sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, consumers could refuse to buy it or demand a refund of their money and they could pressure the digital platform operators to no longer allow us to publish the game on their platforms. This could have a materially negative impact on our business, operating results and financial condition.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced game development personnel, including those at Blammo and Griptonite who may be continuing to experience uncertainty due to our acquisition of their companies. In addition, in order to grow our business, execute on our business strategy and replace departing employees, we must be able to identify, hire and retain qualified personnel. Competition for qualified management, game development and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. This may be particularly the case for us to the extent our stock price remains at a relatively depressed level, as individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. We may also experience difficulty assimilating our newly hired personnel, including those at Blammo and Griptonite, and they may be less effective or productive than we anticipated, which may adversely affect our business. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

As a result of our Blammo and Griptonite acquisitions, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with our social, freemium games that we will release in 2012, we expect to use a significant amount of cash in our operations in 2012 as we seek to grow our business. As of December 31, 2011, we had $32.2 million of cash and cash equivalents. If our cash and cash equivalents and cash generated from operations are insufficient to meet our cash requirements, we will need to seek additional capital, potentially through an additional debt or equity financing (potentially pursuant to our effective universal shelf registration statement), procuring a new debt facility or selling some of our assets, to fund our operations. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such was the case with respect to the private placement transaction we completed in August 2010 and the underwritten offering of our common stock that we effected in January 2011, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Additionally, our $8.0 million credit facility expired on June 30, 2011, and, if we wish to enter into a new facility, we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our business is subject to increasing governmental regulation in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in them being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

Furthermore, the growth and development of freemium gaming and the sale of virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover virtual currency or goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may depend on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may dampen the growth of freemium gaming and impair our business.

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

In addition, because our services are available worldwide, certain foreign jurisdictions and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

The laws and regulations concerning data privacy and data security are continually evolving, and our actual or perceived failure to comply with these laws and regulations could harm our business.

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, and the European Union is in the process of proposing reforms to its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. If we do not follow existing laws and regulations with respect to privacy related matters, or any concerns raised by consumer about our privacy practices, even if unfounded, could damage our reputation and operating results.

We currently collect certain personally identifiable information regarding our customers, including the unique device identifiers (UDIDs) of our customers’ smartphones and tablets, and expect in the future to collect additional personally identifiable information regarding our customers. We post our privacy policy and our terms of service on our corporate website. In these policies, we describe our practices concerning the use, transmission and disclosure of the information that we collect regarding our users. Any failure by us to comply with our posted privacy policy, terms of service or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the mobile gaming industry is often unclear. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment, which could require us to curtail or cease operations.

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our business and operating results may be harmed.

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources. In addition, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games.

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

We may become involved in intellectual property disputes, which may disrupt our business and could require us to pay significant damage awards.

Third parties may sue us, including for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a future successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

In addition, we use open source software in some of our games and expect to continue to use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our games, any of which would have a negative effect on our business and operating results.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, the accounting for revenue derived from smartphone platforms and freemium games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. We currently defer revenues related to virtual currency over the average playing period of paying users which approximates the useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

We are also required to pay taxes other than income taxes, such as payroll, value-added, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. We are subject to examination by tax authorities with respect to these non-income taxes. The outcomes from examinations, changes in our business or changes in applicable tax rules may have an adverse effect on our earnings and financial condition. In addition, we do not collect sales and use taxes since we do not make taxable sales in jurisdictions where we have employees and/or property or we do not have nexus in the jurisdiction. If tax authorities assert that we have taxable nexus in the jurisdiction, those authorities might seek to impose past as well as future liability for taxes and/or penalties. Such impositions could also impose significant administrative burdens and decrease our future sales. Moreover, state and federal legislatures have been considering various initiatives that could change our position regarding sales and use taxes.

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

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as:

•

price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy as a whole and the continuing unprecedented volatility in the financial markets;

•	changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow our company or our industry, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•

any significant sales of our stock by our directors, executive officers or large stockholders, including the investors in our 2010 private placement transaction or by the former stockholders of Blammo and Griptonite, each of whose shares have been registered for resale under the Securities Act and may be freely sold at any time; and

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

Some provisions in our certificate of incorporation and bylaws may deter third parties from seeking to acquire us.

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

We lease approximately 19,027 square feet in San Francisco, California for our corporate headquarters, which includes our operations, studio and research and development facilities, pursuant to a sublease agreement that expires in November 2013. We also lease approximately 52,100 square feet in San Mateo, California, with respect to our former corporate headquarters, pursuant to a sublease agreement that expires in July 2012; we have sublet all of this space to two tenants. We lease approximately 54,453 square feet in Kirkland, Washington for our Griptonite studio pursuant to a lease that expires in September 2015. We lease approximately 15,796 square feet in Beijing, China for our principal Asia Pacific offices and our China studio facilities pursuant to a lease that expires in October 2013 and two leases that both expire in November 2013. We lease approximately 13,429 square feet in Moscow, Russia for our Russia studio facilities pursuant to a lease that expires in November 2012. We also lease properties in Brazil, Canada, England, France and Spain. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. We are not currently party to any pending litigation, the outcome of which will have a material adverse effect on our operations, financial position or liquidity. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “GLUU” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The NASDAQ Global Market. The closing price of our common stock on March 13, 2012 was $4.17.

	High	Low
Year ended December 31, 2010
First quarter	$1.54	$0.85
Second quarter	$1.69	$0.90
Third quarter	$1.50	$1.02
Fourth quarter	$2.75	$1.34
Year ended December 31, 2011
First quarter	$5.08	$1.92
Second quarter	$5.75	$3.17
Third quarter	$6.10	$2.05
Fourth quarter	$3.81	$1.80

Our stock price has fluctuated and declined significantly since our initial public offering. Please see the Risk Factor—“Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further”—in Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from March 22, 2007 (the date our common stock commenced trading on The NASDAQ Stock Market) through December 31, 2011 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2011, concerning securities authorized for issuance under all of our equity compensation plans: our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which plan terminated upon the adoption of the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”). Each of the 2007 Plan and ESPP contains an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 3% and 1%, respectively, of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance under each plan; the evergreen provision for our 2007 Plan expired after the last increase on January 1, 2011, while the evergreen provision for our 2007 ESPP expires after the scheduled increase on January 1, 2015. In addition, pursuant to a “pour over” provision in our 2007 Plan, options that are cancelled, expired or terminated under the 2001 Plan are added to the number of shares reserved for issuance under our 2007 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,625,067		$2.79	3,221,206	(1)
Equity compensation plans not approved by security holders	2,118,909	(2)	2.76	243,213	(3)

Total	9,743,976		$2.78	3,464,419	(4)

(1)	Represents 2,617,961 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 603,245 shares available for issuance under the ESPP.
(2)	Represents outstanding options under the Inducement Plan.
(3)	Represents shares available for issuance under the Inducement Plan, which plan permits the grant of non-qualified stock options.
(4)	Excludes 637,488 shares available for issuance under the ESPP, which was added to the share reserve on January 1, 2012 pursuant to the evergreen provisions described above.

In March 2008, in connection with our acquisition of Superscape Group plc, our Board of Directors adopted the Inducement Plan to augment the shares available under our existing 2007 Plan. The Inducement Plan, which has a ten-year term, did not require the approval of our stockholders. We initially reserved 600,000 shares of our common stock for grant and issuance under the Inducement Plan. On December 28, 2009, the Compensation Committee of our Board of Directors increased the number of shares reserved for issuance under the Inducement Plan by 819,245 shares, which increased the number of shares available for issuance under the Inducement Plan at that time to 1,250,000 shares. We utilized all of these shares for a stock option grant that we awarded to Niccolo M. de Masi in connection with his appointment as our new President and Chief Executive Officer. Furthermore, in connection with the acquisitions of Griptonite and Blammo, the Compensation Committee of our Board of Directors increased the number of shares reserved for issuance under our Inducement Plan by 1,050,000 shares. We utilized these additional shares to grant stock options to certain of the new non-executive officer employees of Griptonite and Blammo to purchase shares of our common stock. Accordingly, we have reserved a total of 2,469,245 shares of our common stock for grant and issuance under the Inducement Plan since its inception, of which, as of December 31, 2011, 2,118,909 shares were subject to outstanding stock options and 243,213 shares were available for issuance. The remaining 107,123 shares represent shares that were subject to previously issued options under the Inducement Plan which have been exercised and sold by the option holders.

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

Stockholders

As of March 1, 2012, we had approximately 87 record holders of our common stock and hundreds of additional beneficial holders.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$66,185	$64,345	$79,344	$89,767	$66,867
Cost of revenues:
Royalties and other cost of revenues	12,389	16,643	21,829	22,562	18,381
Impairment of prepaid royalties and guarantees	531	663	6,591	6,313	—
Amortization of intangible assets	5,447	4,226	7,092	11,309	2,201

Total cost of revenues	18,367	21,532	35,512	40,184	20,582

Gross profit	47,818	42,813	43,832	49,583	46,285

Operating expenses(1):
Research and development	39,073	25,180	25,975	32,140	22,425
Sales and marketing	14,607	12,140	14,402	26,066	13,224
General and administrative	14,002	13,108	16,271	20,971	16,898
Amortization of intangible assets	825	205	215	261	275
Restructuring charge	545	3,629	1,876	1,744	—
Acquired in-process research and development	—	—	—	1,110	59
Impairment of goodwill	—	—	—	69,498	—
Gain on sale of assets	—	—	—	—	(1,040)

Total operating expenses	69,052	54,262	58,739	151,790	51,841

Loss from operations	(21,234)	(11,449)	(14,907)	(102,207)	(5,556)
Interest and other income (expense), net	747	(1,265)	(1,127)	(1,359)	1,965

Loss before income taxes and cumulative effect of change in accounting principle	(20,487)	(12,714)	(16,034)	(103,566)	(3,591)
Income tax benefit (provision)	(614)	(709)	(2,160)	(3,126)	265

Net loss	(21,101)	(13,423)	(18,194)	(106,692)	(3,326)
Accretion to preferred stock	—	—	—	—	(17)
Deemed dividend	—	—	—	—	(3,130)

Net loss attributable to common stockholders	$(21,101)	$(13,423)	$(18,194)	$(106,692)	$(6,473)

Net loss per share attributable to common stockholders—basic and diluted loss before cumulative effect of change in accounting principle	$(0.37)	$(0.38)	$(0.61)	$(3.63)	$(0.14)
Deemed dividend	—	—	—	—	(0.14)

Net loss per share attributable to common stockholders—basic and diluted	$(0.37)	$(0.38)	$(0.61)	$(3.63)	$(0.28)

Weighted average common shares outstanding	57,518	35,439	29,853	29,379	23,281

(1)	Includes stock-based compensation expense as follows:

Research and development	$1,387	$480	$716	$714	$939
Sales and marketing	351	217	564	5,174	674
General and administrative	1,372	871	1,646	2,097	2,186

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cash and cash equivalents and short-term investments	$32,212	$12,863	$10,510	$19,166	$59,810
Total assets	82,804	44,816	57,738	92,076	161,505
Current portion of long-term debt	—	2,288	16,379	14,000	—
Long-term debt, less current portion	—	—	—	10,125	—
Total stockholder’s equity/(deficit)	$49,173	$13,885	$11,693	$26,794	$129,461

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

•

our expectations regarding our revenues, including the expected continued decline in revenues from games we develop for feature phones in our carrier-based business and our belief that our smartphone revenues will continue to increase as a percentage of our total revenues during each quarter of 2012;

•	our expectation that the revenues that we derive from in-app purchases in our games will continue to grow in 2012;

•

our expectations regarding our operating expenses, including anticipated increased spending on sales and marketing and research and development initiatives during 2012 compared with 2011, as well as the anticipated impact that our recent acquisitions of Blammo and Griptonite will have on our operating expenses;

•	our expectation that the first titles created by our Griptonite studio should be launched in the first quarter of 2012;

•	our expectation that we will release more than 20 new freemium games for smartphones in 2012;

•	our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;

•	our assessments and estimates that determine our effective tax rate and valuation allowance; and

•	our belief that our cash and cash equivalents and cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for fiscal 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for 2011 were $66.2 million, a 3% increase from 2010 in which we reported revenues of $64.3 million. This increase in revenues was primarily due to a significant increase in our revenues that we generated from games for smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system. We believe that the migration of users from feature phones to smartphone devices, which offer enhanced functionality, will continue to accelerate in 2012 and for the foreseeable future as consumers increasingly upgrade their mobile phones. Accordingly, we have shifted our product development focus exclusively towards developing new titles for smartphones and tablet devices, such as Apple’s iPad, and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.

For us to succeed in 2012 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on smartphone and tablet digital storefronts, which include Apple’s App Store, the Google Play Store, Amazon’s Appstore and Microsoft’s Windows Marketplace. Our smartphone revenues accounted for approximately 53% and 15% of our revenues for the years ended December 31, 2011 and December 31, 2010, respectively. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of social, mobile “freemium” games—games that are downloadable without an initial charge, but which enable a variety of additional content and features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games. In addition, our social, freemium games are generally designed to be persistent experiences maintained through regular content updates. We believe this approach will enable us to build and grow a longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to continue to have the substantial majority of our social, freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.

Our smartphone revenues surpassed our feature phone revenues for the first time on a quarterly basis in the second quarter of 2011 and continued to grow during each of the third and fourth quarters of 2011. However, continuing to significantly grow our revenues from smartphones and tablets may be challenging for us for several reasons, including: (1) we have encountered difficulties in retaining users of our games for any significant length of time after they initially download our games and only a small percentage of users ever purchase virtual currency in our games, and these factors have combined to suppress the overall average lifetime value of our users; (2) the open nature of many of the smartphone and tablet storefronts substantially increases the number of competitive products and competitors to produce them, many of which may devote large marketing budgets to promoting their titles reducing the likelihood of consumer discovery of our titles; (3) we have only relatively recently concentrated our efforts on developing and marketing social, freemium games; (4) our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers has caused us, and may continue to cause us to have, difficulty optimizing the monetization of our social, freemium games; (5) we historically have had more limited success in generating significant revenues from games based on our own intellectual property rather than licensed brands; and (6) our social, freemium games may not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, a failure to achieve prominent storefront featuring for such games or as a result of the large file sizes of many of our games.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by digital storefront owners or our carriers to alter their terms related to the distribution of our games. For example, during the quarter ended June 30, 2011, Apple stopped permitting publishers to include certain types of advertising in games sold through the Apple App Store, and this change in Apple policy has negatively impacted our smartphone revenues. Our revenues depend on a variety of other factors, including our relationships with digital storefront owners, carriers, other distributors and our licensors. The loss of any of our key relationships could adversely impact our revenues in the future.

Our net loss in 2011 was $21.1 million versus a net loss of $13.4 million in 2010. This increase in our net loss was primarily due to an increase in operating expenses of $14.8 million driven by additional personnel and facility costs associated with the acquisitions of Griptonite and Blammo and increased research and development and sales and marketing expenses associated with the development and launch of our freemium titles. This increase was partially offset by a decrease in our cost of revenues by $3.2 million due to a decrease in royalty-burdened revenues and impairments of advanced royalties, a $1.8 million increase in revenues due to continued growth in sales of our smartphone games and a decrease in other income and expenses of $2.0 million related primarily to lower interest charges as the MIG promissory notes were fully repaid and favorable foreign exchange revaluations in 2011 compared to 2010. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and these currencies fluctuated significantly in 2010 and 2011.

We significantly increased our spending on sales and marketing initiatives in 2011 in connection with the launch and promotion of our social, freemium games, and we expect our sales and marketing expenditures to continue to increase during 2012. We also expect that our expenses to develop and port games for smartphones and tablets will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these devices. In addition, we expect our overall operating expenses, particularly our research and development expenses, to significantly increase in 2012 due to our acquisitions of Griptonite and Blammo. As a result of these acquisitions and the increased spending on sales and marketing and research and development initiatives, we expect to use a significant amount of cash in operations throughout 2012, though at declining rates as we begin releasing products developed by the Griptonite studio.

Our ability to attain profitability will be affected by our ability to grow our revenues, including our ability to integrate the Blammo and Griptonite acquisitions and begin deriving significant revenues from the efforts of the acquired companies, particularly Griptonite, and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that the restructuring measures we implemented during 2010 and first, second and fourth quarters of 2011, which primarily consisted of headcount reductions, will have a beneficial effect on our overall operating expenses, but will not fully offset the expected increases in our operating expenses. Our business has historically been impacted by seasonality, as many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new mobile phones and tablets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between mobile phone and tablet purchases and game purchases, some of this holiday impact occurs for us in our first calendar quarter. In addition, companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the smartphone revenues we derive from advertisements in our freemium games. We expect these seasonal trends to continue in the future.

Cash and cash equivalents at December 31, 2011 totaled $32.2 million, an increase of $19.3 million from the $12.9 million balance at December 31, 2010. This increase was primarily due to $15.7 million of net proceeds we received from the underwritten public offering of common stock that we completed in January 2011 (the “2011 Public Offering”), $10.3 million in cash that we acquired in connection with our acquisition of Griptonite in August 2011, and $5.7 million of proceeds received from warrant exercises, option exercises and purchases under our employee stock purchase program. These inflows were partially offset by $6.7 million of cash used in operations, $2.3 million paid under our credit facility, $2.7 million of capital expenditures and $698,000 of taxes that had been withheld on the December 31, 2010 payment to retire outstanding promissory notes made to the former MIG shareholders. We believe our cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Significant Transactions

Acquisition of Griptonite

On August 2, 2011, we completed the acquisition of Griptonite pursuant to an Agreement and Plan of Merger, as amended (the “Merger Agreement”), by and among Glu, Granite Acquisition Corp., a Washington corporation and wholly owned subsidiary of Glu (“Sub”), Foundation 9 Entertainment, Inc., a Delaware corporation (“Foundation 9”), and Griptonite. Pursuant to the terms of the Merger Agreement, Sub merged with and into Griptonite in a statutory reverse triangular merger (the “Merger”), with Griptonite surviving the Merger as a wholly owned subsidiary of Glu.

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

The first title created by Blammo was released in the fourth quarter of 2011 and we anticipate that the first title created by our Griptonite studio should be launched in the first quarter of 2012.

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

Private Placement

In August 2010, we completed a private placement of our common stock (the “2010 Private Placement”) in which we issued and sold to certain investors an aggregate of 13,495,000 shares of common stock at $1.00 per share and warrants exercisable to purchase up to 6,747,500 shares of common stock at $1.50 per share for initial net proceeds of approximately $13.2 million (excluding any proceeds we may receive upon exercise of the warrants).

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

We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:

•	revenue recognition;

•	fair value;

•	business combinations – purchase accounting;

•	long-lived assets;

•	goodwill;

•	stock-based compensation; and

•	income taxes.

Revenue Recognition

We generate revenues through the sale of our games on traditional feature phones and smartphones and tablets, such as Apple’s iPhone and iPad and other mobile devices utilizing Google’s Android operating system. Feature phone games are distributed primarily through wireless carriers and Smartphone games are distributed primarily through digital storefronts such as the Apple App Store.

Smartphone revenue

We distribute our games for smartphones and tablets on digital storefronts such as the Apple’s App Store and the Google Play Store. Within these storefronts, users can download our freemium games and pay to acquire virtual currency which can be redeemed in the game for virtual goods. We recognize revenue when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue we report in each period. For the purpose of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying user to continue displaying the purchased virtual goods within the game over the virtual goods’ estimated useful lives. We sell both consumable and durable virtual goods. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. We recognize revenue from the sale of virtual currency and other virtual items ratably over the estimated average playing period of paying users. Where we do not have the ability to differentiate revenues from durable and consumable virtual goods, all revenues are deferred ratably over the average playing period of paying users. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in our estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

We also have relationships with certain advertising agencies for advertisements within our smartphone games and revenue from these advertisers is generated through impressions, clickthroughs, banner ads and offers. Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. Certain offer advertisements that result in the user receiving virtual currency are deferred and recognized over the average playing period of paying users.

Feature phone revenue

Our feature phone revenues are derived primarily by licensing software products in the form of mobile games. We distribute these products primarily through mobile telecommunications service providers (“carriers”), which market the games to end users. License fees are usually billed by the carrier upon download of the game by the end user and are generally billed monthly. Revenues are recognized from our games when persuasive evidence of an arrangement exists, the game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. We consider a signed license agreement to be evidence of an arrangement with a carrier and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, we define delivery as the download of the game by the end user.

Other estimates and judgments

We estimate revenues from carriers and digital storefronts in the current period when reasonable estimates of these amounts can be made. Certain carriers and digital storefronts provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow us to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates. When we receive the final reports, to the extent not received within a reasonable time frame following the end of each month, we record any differences between estimated revenues and actual revenues in the reporting period. Historically, the revenues on the final revenue report have not differed by more than one half of 1% of the reported revenues for the period, which we deem to be immaterial.

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we recognize as revenues the amounts the carrier and digital storefronts reports as payable upon the sale of our games. We have evaluated our carrier and digital storefront agreements and have determined that we are not the principal when selling our games. Key indicators that we evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers and digital storefronts, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers and digital storefronts generally have responsibility for fulfillment of the games and have significant control over the types of games that they offer to their subscribers;

•	the limited number of digital storefronts currently available in the marketplace;

•	carriers and digital storefronts are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers and digital storefronts generally pay us a fixed percentage of their revenues or a fixed fee for each game;

•

carriers and digital storefronts generally must approve the price of our games in advance of their sale to subscribers or provide tiered pricing thresholds, and the more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	we have limited risks, including no inventory risk and limited credit risk.

Fair Value Measurements

We account for fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. We use a three tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The first two are levels in the hierarchy are considered observable inputs and the last is considered unobservable. Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2011 and December 31, 2010, we had $32.2 million and $12.9 million in cash and cash equivalents.

Level 3 liabilities consist of acquisition-related non-current liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. The former Blammo shareholders have the opportunity to earn additional shares of our common stock based on future net revenues generated by Blammo during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015. See Note 3 of the Notes to Consolidated Financial Statements for further details regarding the Blammo acquisition. The expected number of shares to be issued in each year depends on the probability of Blammo achieving the net revenue targets set forth in the acquisition agreement, and we used a risk-neutral framework to estimate the probability of achieving these revenue targets for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the year ended December 31, 2011 included a discount rate of 25.0%, volatility of 53.0%, risk free rates of between 0.15% and 0.42% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. The fair value of these contingent liabilities recorded on our consolidated balance sheet as of December 31, 2011 was $796,000. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Business Combinations—Purchase Accounting

In the first quarter of 2010, we adopted a new accounting standard related to business combinations, ASC 805, Business Combinations (“ASC 805”), which revised the accounting guidance applied to business combinations. The new standard:

•	expanded the definition of a business and a business combination;

•	requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings;

•	requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred;

•	requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and

•	requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

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

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. ASC 350 requires us to perform an impairment review of our goodwill balance at least annually, which we do as of September 30 each year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In our impairment reviews, we look at the goodwill allocated to our reporting units—the Americas, EMEA and Asia-Pacific (“APAC”).

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

We have three geographic regions comprised of the (1) Americas, (2) APAC and (3) EMEA regions. As of December 31, 2011, we only had goodwill attributable to the APAC and Americas reporting units. We performed an annual impairment review as of September 30, 2011 as prescribed in ASC 350 and concluded that we were not at risk of failing the first step, as the fair value of the Americas and APAC reporting units exceeded their carrying values and thus no adjustment to the carrying value of goodwill was necessary. As a result, we were not required to perform the second step. In order to determine the fair value of the reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment tests and weight both results equally and we believe both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit—the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on our market sector including our competitors. The assumptions supporting the discounted cash flow methods were determined using our best estimates as of the date of the impairment review. In 2011, 2010 and 2009 we did not record any goodwill impairment charges as the fair values of our reporting units exceeded their respective carrying values.

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

Stock-Based Compensation

We apply the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments, including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and 2007 Employee Stock Purchase Plan, respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time. Changes to the assumptions used in the Black-Scholes option valuation calculation and the forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

In 2011, 2010 and 2009, we recorded total employee non-cash stock-based compensation expense of $3.1 million, $1.6 million and $2.9 million, respectively. The 2011 compensation expense includes contingent consideration potentially issuable to the Blammo employees, which is recorded as research and development expense over the term of the earn-out periods, as these employees are primarily employed in product development. We will re-measure the fair value of the contingent consideration each reporting period and will only record a compensation expense for the portion of the earn-out target which is likely to be achieved. The total fair value of this liability has been estimated at $1.2 million, of which $551,000 of stock-based compensation expense has been recorded during the year ended December 31, 2011. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, ASC 718 requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2011 and 2010, our valuation allowance on our net deferred tax assets was $63.0 million and $58.8 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

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

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

	Year Ended December 31,
	2011	2010
	(In thousands)
Feature phone	$31,091	$54,475
Smartphone	35,094	9,870

Revenues	$66,185	$64,345

Our revenues increased $1.8 million, or 2.9%, from $64.3 million in 2010 to $66.2 million in 2011, due to a $25.2 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android devices related primarily to micro-transactions, offers and advertisements. This was partially offset by a $23.4 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $7.1 million of revenues as of December 31, 2011, relating primarily to offers and in-app-purchases which have been deferred over their average useful lives. In 2011 approximately 11.1% of our total revenues were generated by our Gun Bros title, while no individual title accounted for 10% or more of our total revenues in 2010. International revenues (defined as revenues generated from carriers and other distributors whose principal operations are located outside the United States) decreased by $2.2 million, from $35.4 million in 2010 to $33.2 million in 2011. This was primarily related to a $3.3 million decrease in our Americas, excluding the United States, revenues, primarily related to declining feature phone revenues. This decrease was partially offset by a $1.2 million increase in our EMEA revenues, primarily related to increased revenues from certain OEM relationships and smartphone revenue growth on Apple and Android digital storefronts, partially offset by continued declines in our carrier-based business. Our smartphone revenues exceeded our feature phone revenues in each of the second, third and fourth quarters of 2011 and we believe that our smartphone revenues will continue to increase as a percentage of our total revenues during each quarter of 2012. We have experienced significant growth with respect to the revenues that we derive from micro-transactions in our freemium games, and expect to experience additional growth during 2012.

Cost of Revenues

	Year Ended December 31,
	2011	2010
	(In thousands)
Cost of revenues:
Royalties and other cost of revenues	$12,389	$16,643
Impairment of prepaid royalties and guarantees	531	663
Amortization of intangible assets	5,447	4,226

Total cost of revenues	$18,367	$21,532

Revenues	$66,185	$64,345

Gross margin	72.2%	66.5%

Our cost of revenues decreased $3.2 million, or 14.7%, from $21.5 million in 2010 to $18.4 million in 2011. This decrease was primarily due to a $6.8 million decrease in royalties associated with a decline in royalty-burdened revenue, impairments and recoupments of previously impaired titles. This decrease was partially offset by a $2.4 million increase in hosting fees to support our freemium titles and a $1.2 million increase in amortization of intangible assets associated with the additional intangible assets we acquired as part of both the Griptonite and Blammo acquisitions. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 78.1% in 2010 to 50.7% in 2011, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. Revenues attributable to games based upon original intellectual property were 49.3% of our total revenues for 2011, and we expect that this percentage will continue to significantly increase in 2012. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 33.4% in 2010 to 31.4% in 2011 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 27.1% in 2010 to 15.1% in 2011. We expect that our gross margin will increase in 2012 from the 72.2% gross margin we recognized in 2011 due primarily to our expectation that we will continue to generate an increasing percentage of our total revenues from games based upon original intellectual property. However, we expect our overall cost of revenues to remain relatively flat due to an expected increase in our total revenues and an expected increase in our hosting costs related to our freemium games.

Research and Development Expenses

	Year Ended December 31,
	2011	2010
	(In thousands)
Research and development expenses	$39,073	$25,180
Percentage of revenues	59.0%	39.1%

Our research and development expenses increased $13.9 million, or 55.2%, from $25.2 million in 2010 to $39.1 million in 2011. The increase in research and development costs was primarily due to a $8.4 million increase in salaries, benefits and variable compensation under our employee bonus plans as we increased our research and development headcount from 369 employees in 2010 to 467 employees in 2011, mainly resulting from the acquisitions of the Griptonite and Blammo studios in the third quarter of 2011. The increase was also due to a $3.9 million increase in outside service fees associated with the development of new freemium smartphone games by external developers as part of our Glu Partners program, a $907,000 increase in stock-based compensation expense, which includes a $551,000 charge associated with the contingent consideration issued to employees of Blammo who had been shareholders of Blammo and a $496,000 increase in travel and entertainment associated with additional travel related to the integration of the Griptonite acquisition and travel from our regional offices to our U.S. headquarters as part of our Glu University initiative. As a percentage of revenues, research and development expenses increased from 39.1% in 2010 to 59.0% in 2011. Research and development expenses included $1.4 million of stock-based compensation expense in 2011 and $480,000 in 2010. We anticipate that our research and development expenses will continue to increase during 2012, primarily due to the increased headcount from the Griptonite and Blammo acquisitions being included for the full fiscal year and our expected release of more than 20 new freemium games for smartphones during 2012.

Sales and Marketing Expenses

	Year Ended December 31,
	2011	2010
	(In thousands)
Sales and marketing expenses	$14,607	$12,140
Percentage of revenues	22.1%	18.9%

Our sales and marketing expenses increased $2.5 million, or 20.3%, from $12.1 million in 2010 to $14.6 million in 2011. The increase was primarily due to a $3.2 million increase in marketing promotions associated with the launch of our social, freemium game titles. This amount was partially offset by a $384,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 48 in 2010 to 33 in 2011, which was the result of headcount reductions in our EMEA region and lower cost locations. We also had a $341,000 decrease in allocated facility and overhead costs, resulting from lower sales and marketing headcount. As a percentage of revenues, sales and marketing expenses increased from 18.9% in 2010 to 22.1% in 2011. Sales and marketing expenses included $351,000 of stock-based compensation expense in 2011 and $217,000 in 2010. We expect our sales and marketing expenditures to continue to increase in 2012 in connection with the sales and marketing initiatives we intend to undertake related to our expected release of more than 20 new freemium games for smartphones during 2012.

General and Administrative Expenses

	Year Ended December 31,
	2011	2010
	(In thousands)
General and administrative expenses	$14,002	$13,108
Percentage of revenues	21.2%	20.4%

Our general and administrative expenses increased $894,000, or 6.8%, from $13.1 million in 2010 to $14.0 million in 2011. The increase in general and administrative expenses was primarily due to a $1.1 million increase in professional, consulting and outside service fees associated primarily with the external legal, audit and valuation services performed as part of the Griptonite and Blammo acquisitions and a $501,000 increase in stock-based compensation expense. We also had a $281,000 increase in salaries, benefits and variable compensation due primarily to a $317,000 increase in variable compensation under our employee bonus plans. However, salaries and benefit costs decreased in 2011 compared to 2010 despite headcount increasing from 56 in 2010 to 62 in 2011. This is due to the fact that costs attributable to the additional headcount that we added in the third and fourth quarters of 2011 did not fully offset lower salary costs from the first six months of 2011. The increase in general and administrative expenses was partially offset by a $1.0 million decrease in allocated facility and overhead costs due to increased research and development headcount in 2011. As a percentage of revenues, general and administrative expenses increased from 20.4% in 2010 to 21.2% in 2011. General and administrative expenses included $1.4 million of stock-based compensation expense in 2011 and $871,000 in 2010. We anticipate that our general and administrative expenses will increase slightly during 2012. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our restructuring charge decreased from $3.6 million in 2010 to $545,000 in 2011. Our restructuring charges for 2011 were comprised of $472,000 related to employee termination costs in our United States, China, Brazil, Italy and United Kingdom offices and $73,000 related primarily to facility-related charges associated with vacating a portion of our Moscow office.

Our amortization of intangible assets increased from $205,000 in 2010 to $825,000 in 2011. This increase was due to amortization expense associated with non-competion agreements capitalized at their fair value as part of the purchase accounting for both the Griptonite and Blammo acquisitions.

Other Income (Expense), net

Interest and other income/(expense), net, increased from a net expense of $1.3 million in 2010 to net income of $747,000 in 2011. This change was primarily due to an increase in foreign currency gains of $1.5 million related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable, and a $546,000 decrease in net interest expense related to the lower balances outstanding on the MIG notes and borrowings under our credit facility. We expect our net interest expense to decrease in future periods due to having fully repaid the MIG notes at the end of 2010 and due to the expiration of our credit facility at June 30, 2011.

Income Tax Provision

Our income tax provision decreased from $709,000 in 2010 to $614,000 in 2011. This decrease was primarily due to a partial release of our valuation allowance, pursuant to ASC 805-740, as a result of the acquisition of Griptonite. This decrease was partially offset by higher taxable profits in certain foreign jurisdictions, primarily the United Kingdom, changes in the valuation allowance and increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, an increase in the valuation allowance and increased foreign withholding taxes. Our effective income tax rate for the year ended December 31, 2011 was 3.0% compared to 5.6% in the prior year. The lower effective tax rate in 2011 was mainly attributable to higher pre-tax income in our U.K. entity, changes in withholding taxes and non-deductible stock based compensation. These changes were partially offset by a release of our valuation allowance associated with the acquisition of Griptonite.

Our effective income tax rates for 2011 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At December 31, 2011, we anticipated that the liability for uncertain tax positions could decrease by approximately $589,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

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

Income Tax Benefit (Provision)

Our income tax provision decreased from $2.2 million in 2009 to $709,000 in 2010 as a result of taxable profits in certain foreign jurisdictions, changes in the valuation allowance and increased foreign withholding taxes resulting from increased sales in countries with withholding tax requirements. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, an increase in the valuation allowance and increased foreign withholding taxes. Our effective income tax rate for the year ended December 31, 2010 was 5.6% compared to 13.5% in the prior year. The higher effective income tax tax rate in 2009 was mainly attributable to a decrease in pre-tax losses and changes in withholding taxes, dividends and non-deductible stock based compensation.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$2,708	$710	$838
Cash flows provided by (used in) operating activities	(6,727)	2,249	1,130
Cash flows provided by (used in) investing activities	7,634	(710)	(838)
Cash flows provided by (used in) financing activities	18,379	1,141	(8,925)

Since our inception, we have incurred recurring losses and we had an accumulated deficit of $211.8 million as of December 31, 2011.

Operating Activities

In 2011, net cash used in operating activities was $6.7 million, compared to net cash provided by operating activities of $2.2 million in 2010. This increase in cash utilized in our business was primarily due to a net loss of $21.1 million and a decrease in accrued royalties of $3.4 million. These amounts were partially offset by an increase in deferred revenues of $6.2 million. In addition, we had adjustments for non-cash items, including amortization expense of $6.3 million, stock-based compensation expense of $3.1 million and depreciation expense of $1.8 million.

In 2010, net cash provided by operating activities was $2.2 million, compared to net cash provided by operating activities of $1.1 million in 2009. This increase in cash from operations was primarily due to a decrease in accounts receivable of $5.2 million due to declining sales of games for feature phones in our carrier-based business and improved cash collections, a $3.7 million decrease in our prepaid royalties, a $1.8 million increase in accrued compensation and a $1.1 million increase in accounts payable. In addition, we had adjustments for non-cash items, including amortization expense of $4.4 million, depreciation expense of $2.0 million, stock-based compensation expense of $1.6 million and impairment of prepaid royalties of $663,000. These amounts were partially offset by a net loss of $13.4 million and a decrease in accrued royalties of $5.3 million.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment. We may use more cash in investing activities in 2012 for property and equipment related to supporting our infrastructure and our development and design studios. We expect to fund these investments with our existing cash and cash equivalents.

In 2011, cash from investing activities was $7.6 million, which primarily consisted of $10.3 million in cash acquired in connection with our acquisition of Griptonite. This was partially offset by $2.7 million used in the purchase of property, plant and equipment, mainly relating to the purchases of computer, server and networking equipment to support our freemium games, purchases of software and the additions of leasehold improvements.

In 2010, we used $710,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, software and leasehold improvements.

In 2009, we used $838,000 of cash for investing activities resulting primarily from purchases of computer and networking equipment, software equipment and leasehold improvements.

Financing Activities

In 2011, net cash provided by financing activities was $18.4 million due primarily to $15.7 million of net proceeds received from the 2011 Public Offering and $5.7 million of proceeds received from option and warrant exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $2.3 million that we repaid under our credit facility and a payment of $698,000 relating to taxes that had been withheld on the December 31, 2010 promissory note payment made to the former MIG shareholders.

In 2010, net cash provided by financing activities was $1.1 million due primarily to the $13.2 million of net proceeds that we received from the 2010 Private Placement and $598,000 of proceeds that we received from option exercises and purchases under our employee stock purchase plan. These inflows were partially offset by the $10.3 million that we paid during 2010 with respect to the promissory notes and bonuses that we issued to the MIG shareholders and $2.4 million that we paid down under our credit facility.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $32.2 million as of December 31, 2011, which includes $15.7 million in net proceeds that we received from the 2011 Public Offering and $10.3 million in cash that we acquired in August 2011 in connection with our acquisition of Griptonite. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $7.4 million and $4.7 million as of December 31, 2011 and December 31, 2010, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, in 2009 and 2010 we repatriated certain distributable earnings from a subsidiary in China. No deferred tax asset was recognized since we do not believe the deferred tax asset will reverse in the foreseeable future

We expect to fund our operations and satisfy our contractual obligations during 2012 primarily through our cash and cash equivalents and cash flows from operations. However, as a result of the acquisitions of Griptonite and Blammo, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with the release of our new social, freemium games, we expect to use a significant amount of cash in our operations during 2012 as we seek to grow our business. We believe our cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.

Our $8.0 million credit facility expired on June 30, 2011. We may seek in the future to enter into a new credit facility, but, in the event that we elect to do so, we cannot assure you that we will be able to enter into a new facility on terms favorable to us or at all.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(In thousands)
Operating lease obligations, net of sublease income	$7,855	$3,427	$4,320	$108	$—
Guaranteed royalties(1)	332	332	—	—	—
Developer commitments(2)	585	585	—	—	—
Uncertain tax position obligations, including interest and penalties(3)	5,264	—	—	—	5,264
Blammo earn-out (4)	1,421	—	1,421	—	—

Total contractual obligations	$15,457	$4,344	$5,741	$108	$5,264

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile devices based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales.
(2)	We have contracts with various third-party developers to design and develop games as part of our Glu Partners initiative. These contracts require us to advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones.
(3)	As of December 31, 2011, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of December 31, 2011, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.
(4)	As of December 31, 2011, the contingent consideration issued to the former Blammo shareholders had a fair value of $1.4 million. The fair value represents the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2013, fiscal 2014 and fiscal 2015. As of December 31, 2011, we had recorded $796,000 on our condensed consolidated balance sheets under the caption “other long-term liabilities” as employee shareholders of Blammo must continue to provide services during the earnout periods.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that are not already disclosed in this report.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which clarifies the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this ASU expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted ASU 2010-29 as of January 1, 2011 and its adoption did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. We anticipate that the adoption of this standard will not materially impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. We anticipate that the adoption of this standard will not materially impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the “revised standard”). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We anticipate that the adoption of this standard will not materially impact our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2011, we had no short-term investments and substantially all $32.2 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2011 and December 31, 2010, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers and digital storefronts. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At December 31, 2011, Apple accounted for 26.6%, Tapjoy accounted for 18.0%, Telecomunicaciones Movilnet accounted for 11.7% and Google accounted for 10.3% of total accounts receivable. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable. No other customer represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 70 countries in more than 20 different currencies, and in 2010 and 2011, some of these currencies fluctuated by up to 40%. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glu Mobile Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Griptonite, Inc. and Blammo Games, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in purchase business combinations during 2011. We have also excluded Griptonite, Inc. and Blammo Games Inc. from our audit of internal control over financial reporting. Griptonite, Inc. and Blammo Games Inc. are wholly-owned subsidiaries whose combined total assets and combined total revenues represent 9.8% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/  PricewaterhouseCoopers LLP

San Jose, California

March 14, 2012

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,212	$12,863
Accounts receivable, net	11,821	10,660
Prepaid royalties	483	2,468
Prepaid expenses and other	1,881	2,557

Total current assets	46,397	28,548
Property and equipment, net	3,934	2,134
Other long-term assets	404	574
Intangible assets, net	10,078	8,794
Goodwill	21,991	4,766

Total assets	$82,804	$44,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,894	$5,666
Accrued liabilities	939	939
Accrued compensation	5,404	4,414
Accrued royalties	3,865	7,234
Accrued restructuring	887	1,689
Deferred revenues	7,139	842
Current portion of long-term debt	—	2,288

Total current liabilities	25,128	23,072
Other long-term liabilities	8,503	7,859

Total liabilities	33,631	30,931

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.0001 par value: 250,000 authorized at December 31, 2011 and 2010; 63,749 and 44,585 shares issued and outstanding at December 31, 2011 and 2010	6	4
Additional paid-in capital	260,744	203,464
Accumulated other comprehensive income	266	1,159
Accumulated deficit	(211,843)	(190,742)

Total stockholders’ equity	49,173	13,885

Total liabilities and stockholders’ equity	$82,804	$44,816

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues	$66,185	$64,345	$79,344
Cost of revenues:
Royalties and other cost of revenues	12,389	16,643	21,829
Impairment of prepaid royalties and guarantees	531	663	6,591
Amortization of intangible assets	5,447	4,226	7,092

Total cost of revenues	18,367	21,532	35,512

Gross profit	47,818	42,813	43,832

Operating expenses:
Research and development	39,073	25,180	25,975
Sales and marketing	14,607	12,140	14,402
General and administrative	14,002	13,108	16,271
Amortization of intangible assets	825	205	215
Restructuring charge	545	3,629	1,876

Total operating expenses	69,052	54,262	58,739

Loss from operations	(21,234)	(11,449)	(14,907)
Interest and other income/(expense), net:
Interest income	45	26	94
Interest expense	(74)	(601)	(1,276)
Other income/(expense), net	776	(690)	55

Interest and other income/(expense), net	747	(1,265)	(1,127)

Loss before income taxes	(20,487)	(12,714)	(16,034)
Income tax provision	(614)	(709)	(2,160)

Net loss	$(21,101)	$(13,423)	$(18,194)

Net loss per share—basic and diluted	$(0.37)	$(0.38)	$(0.61)

Weighted average common shares outstanding—basic and diluted	57,518	35,439	29,853

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity Deficit	Compre- hensive Loss
	Shares	Amount
	(In thousands, except per share data)
Balances at December 31, 2008	29,584	$3	$184,757	$(11)	$1,170	$(159,125)	$26,794
Net loss	—	—	—	—	—	(18,194)	(18,194)	$(18,194)
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	11	—	—	11	—
Stock-based compensation expense	—	—	2,915	—	—	—	2,915	—
Vesting of early exercised options	—	—	4	—	—	—	4	—
Issuance of common stock upon exercise of stock options	276	—	190	—	—	—	190	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	500	—	212	—	—	—	212	—
Foreign currency translation adjustment	—	—	—	—	(239)	—	(239)	(239)

Comprehensive loss	—	—	—	—	—	—	—	$(18,433)

Balances at December 31, 2009	30,360	$3	$188,078	$—	$931	$(177,319)	$11,693

Net loss	—	—	—	—	—	(13,423)	(13,423)	$(13,423)
Stock-based compensation expense	—	—	1,568	—	—	—	1,568	—
Vesting of early exercised options	—	—	2	—	—	—	2	—
Issuance of common stock upon exercise of stock options	330	—	287	—	—	—	287	—
Issuance of common stock upon Private Placement, net of issuance costs	13,495	1	13,218	—	—	—	13,219
Issuance of common stock pursuant to Employee Stock Purchase Plan	400	—	311	—	—	—	311	—
Foreign currency translation adjustment	—	—	—	—	228	—	228	228

Comprehensive loss	—	—	—	—	—	—	—	$(13,195)

Balances at December 31, 2010	44,585	$4	$203,464	$—	$1,159	$(190,742)	$13,885

Net loss	—	—	—	—	—	(21,101)	(21,101)	$(21,101)
Stock-based compensation expense	—	—	2,559	—	—	—	2,559	—
Issuance of other common stock	51	—	200	—	—	—	200	—
Issuance of common stock upon exercise of stock options	859	—	1,633	—	—	—	1,633	—
Issuance of common stock upon exercise of warrants	2,475	—	3,711	—	—	—	3,711	—
Issuance of common stock as consideration for acquisitions, net of issuance costs	7,106	1	33,157	—	—	—	33,158
Issuance of common stock upon Secondary Offering, net of issuance costs	8,415	1	15,660	—	—	—	15,661
Issuance of common stock pursuant to Employee Stock Purchase Plan	258	—	360	—	—	—	360	—
Foreign currency translation adjustment	—	—	—	—	(893)	—	(893)	(893)

Comprehensive loss	—	—	—	—	—	—	—	$(21,994)

Balances at December 31, 2011	63,749	$6	$260,744	$—	$266	$(211,843)	$49,173

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,101)	$(13,423)	$(18,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,846	1,975	2,330
Amortization of intangible assets	6,272	4,431	7,307
Stock-based compensation	3,110	1,568	2,926
MIG earnout expense	—	—	875
Change in fair value of Blammo earnout	(61)	—	—
Interest expense on debt	4	413	1,125
Amortization of loan agreement costs	70	188	151
Non-cash foreign currency remeasurement (gain)/loss	(789)	699	(55)
Impairment of prepaid royalties and guarantees	531	663	6,591
Changes in allowance for doubtful accounts	296	(42)	78
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(64)	5,237	3,687
Prepaid royalties	1,458	3,696	6,420
Prepaid expenses and other assets	2,073	(113)	233
Accounts payable	602	1,139	(2,159)
Other accrued liabilities	(177)	(1,223)	(311)
Accrued compensation	978	1,839	(412)
Accrued royalties	(3,402)	(5,278)	(5,738)
Deferred revenues	6,198	(70)	150
Accrued restructuring charge	(1,575)	1,055	348
Other long-term liabilities	(2,996)	(505)	(4,222)

Net cash (used in)/provided by operating activities	(6,727)	2,249	1,130

Cash flows from investing activities:
Purchase of property and equipment	(2,708)	(710)	(838)
Net cash received from acquisitions	10,342	—	—

Net cash provided by/(used in) investing activities	7,634	(710)	(838)

Cash flows from financing activities:
Proceeds from line of credit	—	37,356	55,852
Payments on line of credit	(2,288)	(39,729)	(51,179)
MIG loan payments	(698)	(10,302)	(14,000)
Proceeds from public offering, net	15,661	—	—
Proceeds from private placement, net	—	13,218	—
Proceeds from exercise of stock options and ESPP	1,993	598	402
Proceeds from exercise of stock warrants and issuance of common stock	3,711	—	—

Net cash provided by/(used in) financing activities	18,379	1,141	(8,925)

Effect of exchange rate changes on cash	63	(327)	(23)

Net increase/(decrease) in cash and cash equivalents	19,349	2,353	(8,656)
Cash and cash equivalents at beginning of period	12,863	10,510	19,166

Cash and cash equivalents at end of period	$32,212	$12,863	$10,510

Supplemental disclosures of cash flow information
Common stock issued for the acquisitions of Griptonite and Blammo	$33,158	$—	$—
Interest paid	$—	$1,349	$403
Income taxes paid	$1,453	$507	$1,438

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

NOTE 1—THE COMPANY

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company designs, markets and sells mobile games for users of smartphones and tablet devices who purchase its games through direct-to-consumer digital storefronts as well as users of feature phones served by wireless carriers and other distributors. The Company creates games based on its own original intellectual property as well as third-party licensed brands.

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $211,843 as of December 31, 2011. For the year ended December 31, 2011, the Company incurred a net loss of $21,101. The Company may incur additional losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives that we use for revenue recognition, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, fair value of stock awards issued and contingent consideration issued to Blammo shareholders, accounting for business combinations, and evaluating goodwill and long-lived assets for impairment. Actual results may differ from these estimates and these differences may be material.

Revenue Recognition

The Company generates revenues through the sale of games on traditional feature phones and smartphones and tablets, such as Apple’s iPhone and iPad and other mobile devices utilizing Google’s Android operating system. Feature phone games are distributed primarily through wireless carriers and Smartphone games are distributed primarily through digital storefronts such as the Apple App Store.

Smartphone revenue

The Company distributes its games for smartphones and tablets on digital storefronts such as the Apple’s App Store and the Google Play Store. Within these storefronts, users can download the Company’s freemium games and pay to acquire virtual currency which can be redeemed in the game for virtual goods. The Company recognizes revenue, when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue the Company reports in each period. For the purposes of determining when the service has been provided to the player, the Company has determined that an implied obligation exists to the paying user to continue displaying the purchased virtual goods within the game over the virtual goods’ estimated useful lives. The Company sells both consumable and durable virtual goods. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated, while durable goods are items accessible to the user over an extended period of time. The Company recognizes revenue from the sale of virtual currency and other virtual items ratably over the estimated average playing period of paying users. Where the Company does not have the ability to differentiate revenues from durable and consumable virtual goods, all revenues are deferred ratably over the average playing period of paying users. While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in the Company’s estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

The Company also has relationships with certain advertising agencies for advertisements within Smartphone games and revenue from these advertisers is generated through impressions, clickthroughs, banner ads and offers. Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. Certain offer advertisements that result in the user receiving virtual currency are deferred and recognized over the average playing period of paying users.

Feature phone revenue

The Company’s feature phone revenues are derived primarily by licensing software products in the form of mobile games. The Company distributes its products primarily through mobile telecommunications service providers (“carriers”), which market the games to end users. License fees are usually billed by the carrier upon download of the game by the end user and are generally billed monthly. Revenues are recognized from the Company’s games when persuasive evidence of an arrangement exists, the game has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is probable. Management considers a signed license agreement to be evidence of an arrangement with a carrier and a “clickwrap” agreement to be evidence of an arrangement with an end user. For these licenses, the Company defines delivery as the download of the game by the end user.

Other estimates and judgments

The Company estimates revenues from carriers and digital storefronts in the current period when reasonable estimates of these amounts can be made. Certain carriers and digital storefronts provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. When the Company receives the final reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Historically, the revenues on the final revenue report have not differed by more than one half of 1% of the reported revenues for the period, which the Company deemed to be immaterial.

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, the Company recognizes as revenues the amounts the carrier and digital storefronts reports as payable upon the sale of the Company’s games. The Company has evaluated its carrier and digital storefront agreements and has determined that it is not the principal when selling its games. Key indicators that it evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers and digital storefronts, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers and digital storefronts generally have responsibility for fulfillment of the games and have significant control over the types of games that they offer to their subscribers;

•	the limited number of digital storefronts currently available in the marketplace;

•	carriers and digital storefronts are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers and digital storefronts generally pay the Company a fixed percentage of their revenues or a fixed fee for each game;

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

Deferred Licensing Fees and Related Costs

Certain premium licensed games sold on digital storefronts such as Apple’s App Store require the revenue to be deferred due to additional services and incremental unspecified digital content to be delivered in the future without an additional fee. The Company is obligated to pay ongoing licensing fees in the form of royalties related to these games. As revenues are deferred, the related ongoing licensing fees and costs are also deferred. The deferred licensing fees and related costs are recognized in the consolidated statements of operations in the period in which the related sales are recognized as revenue.

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

The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2011	2010	2009
Apple	20.7%	—%	—%
Tapjoy	13.0	—	—
Verizon Wireless	—	15.2	20.5

At December 31, 2011, Apple accounted for 26.6%, Tapjoy accounted for 18.0%, Telecomunicaciones Movilnet accounted for 11.7% and Google accounted for 10.3% of total accounts receivable. At December 31, 2010, Verizon Wireless accounted for 18.3% and Telecomunicaciones Movilnet accounted for 14.8% of total accounts receivable.

Fair Value

The Company accounts for fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The first two are levels in the hierarchy are considered observable inputs and the last is considered unobservable. The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 liabilities consist of acquisition-related non-current liabilities for contingent consideration (i.e., earnouts). Please refer to Note 4 for further details.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with ASC 460-10-15, Guarantees (“ASC 460”), the Company recorded a minimum guaranteed liability of approximately $300 and $562 as of December 31, 2011 and 2010, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenues of $531, $663 and $6,591 during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Step—1 The Company compares the fair value of each of its reporting units to the carrying value including goodwill of that unit. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step—2 The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and intangible assets (other than goodwill) and liabilities. This allows the Company to derive an implied fair value for the unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying value of the unit’s goodwill. If the carrying amount of the unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

In 2011, 2010 and 2009, the Company did not record any goodwill impairment charges as the fair values of the reporting units exceeded their respective carrying values.

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

Internal Use Software

The Company recognizes internal use software development costs in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”). Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company capitalized certain internal use software costs totaling approximately $1,787, $117 and $114 during the years ended December 31, 2011, 2010 and 2009, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2011, 2010 and 2009, the amortization of capitalized software costs totaled approximately $507, $262 and $421, respectively. Capitalized internal use software development costs are included in property and equipment, net.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, which requires companies to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 11 for additional information, including the effects of adoption on the Company’s consolidated financial position, results of operations and cash flows.

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

Stock-Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The fair value of stock options and stock purchase rights granted pursuant to the Company’s equity incentive plans and 2007 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time. Changes to the assumptions used in the Black-Scholes option valuation calculation and the forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense the Company recognizes.

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $6,114, $3,184 and $1,734 in the years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) included only of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

Business Combination

In the first quarter of 2010, the Company adopted a new accounting standard related to business combinations, ASC 805, Business Combinations (“ASC 805’), which revised the accounting guidance applied to business combinations. The new standard expanded the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, the Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined.

Net Loss per Share

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions by the Company.

	Year Ended December 31,
	2011	2010	2009
Net loss	$(21,101)	$(13,423)	$(18,194)

Basic and diluted shares:
Weighted average common shares outstanding	57,834	35,439	29,854
Weighted average unvested common shares subject to restrictions	(316)	—	(1)

Weighted average shares used to compute basic and diluted net loss per share	57,518	35,439	29,853

Net loss per share—basic and diluted	$(0.37)	$(0.38)	$(0.61)

The following weighted average options and warrants to purchase common stock and unvested shares of common stock subject to restrictions have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2011	2010	2009
Warrants to purchase common stock	5,344	2,435	106
Unvested common shares subject to restrictions	316	—	1
Options to purchase common stock	8,112	6,347	4,935

	13,772	8,782	5,042

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which clarifies the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this ASU expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 as of January 1, 2011 and its adoption did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company anticipates that the adoption of this standard will not materially impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially impact its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the “revised standard”). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company anticipates that the adoption of this standard will not materially impact the Company’s consolidated financial statements.

NOTE 3—ACQUISITIONS

Acquisition of Griptonite, Inc.

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

Assets acquired:
Cash	$10,300
Accounts receivable	1,558
Prepaid and other current assets	1,028
Property and equipment	731
Other long term assets	33
Intangible assets:
Non-compete agreements	3,200
Developed Technology	2,500
Goodwill	12,735

Total assets acquired	32,085

Liabilities assumed:
Accounts payable and other accrued liabilities	(1,226)
Deferred tax liability and other long-term liabilities	(2,771)

Total liabilities	(3,997)

Net acquired assets	$28,088

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives ranging from three months to two years which approximates the pattern in which the economic benefits of the intangible assets are realized. Pursuant to ASC 805, the Company incurred and expensed a total of $1,126 in acquisition and transitional costs associated with the acquisition of Griptonite, during the year ended December 31, 2011, which were primarily general and administrative related.

The Company allocated the residual value of $12,735 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Griptonite acquisition is not deductible for tax purposes.

Assumption of Griptonite Lease

In connection with the Merger, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Griptonite Lease”). The Griptonite Lease covers approximately 54 rentable square feet and has a term that ends on September 30, 2015. As part of the purchase accounting adjustments for Griptonite, the Company eliminated the existing deferred rent balance and recorded a fair value adjustment to reflect the current market value of the unfavorable operating lease commitment. The current and long-term fair value of the unfavorable operating lease obligation was $268 and $633, respectively, as of December 31, 2011. The Griptonite Lease has been included in the future lease obligations disclosed in Note 7.

Acquisition of Blammo Games Inc.

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of freemium games for the iOS platform located in Toronto, Canada.

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

Assets acquired:
Cash and other assets	$69
Intangible assets:
Non-compete agreements	1,400
In-process research and development	300
Goodwill	4,309

Total assets acquired	6,078

Liabilities assumed:
Accounts payable and other accrued liabilities	(287)
Other long-term liabilities	(721)

Total liabilities	(1,008)

Net acquired assets	$5,070

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives ranging from two to four years which approximates the pattern in which the economic benefits of the intangible assets are realized. Pursuant to ASC 805, the Company incurred and expensed a total of $181 in acquisition and transitional costs associated with the acquisition of Blammo, during the year ended December 31, 2011, which were primarily general and administrative related.

In connection with the acquisition of Blammo, in 2011, the Company recorded net deferred tax liabilities of $416, with a corresponding adjustment to goodwill. These deferred taxes were primarily related to identifiable intangible assets and net operating losses.

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

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him or her from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as such term is defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, as vesting is contingent upon these employees’ continued service during the earn-out periods. The Company will record the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 10 for further details. In accordance with ASC 815, Business Combinations, the Company recorded $306 of the contingent consideration as part of the purchase accounting allocation, this amount represents the fair value of the portion of the forecasted Additional Shares to be issued to the Sellers who are not employees of Blammo. This amount is fair valued in each reporting period. The Company recorded a non-cash adjustment of $61 in the year ended December 31, 2011, which represents the change in fair value since the date of acquisition.

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

As of the valuation date, Blammo was in the process of developing one game, which game was launched in December 2011. The Company has estimated the majority of the revenues associated with this game would be generated in 2012 and 2013. The fair value was calculated using the multi-period excess earning method of the income approach, and significant assumptions used included the discount rate, forecasted revenues, forecasted cost of goods sold and forecasted operating expense. The company had capitalized approximately $300 of IPR&D costs at the acquisition date associated with the above game. These costs were reclassified to developed titles, content and technology in the fourth quarter of 2011 and amortized over the estimated life of two years.

Pro Forma Financial Information (unaudited)

The results of operations for both Griptonite and Blammo and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since the date of each acquisition. During 2011, Griptonite contributed approximately $825 to the Company’s net revenue and increased net losses by $9,511. The Griptonite acquisition resulted in an increase to the Company’s net loss due to lower revenue generated from the work-for-hire contracts that were substantially completed during 2011 and due to the amortization of acquired identified intangible assets. During 2011, net revenues and income contributed by Blammo were immaterial.

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

	Year Ended December 31,
	2011	2010
Total pro forma revenues	$76,864	$85,200
Pro forma net loss	(21,256)	(16,620)
Pro forma net loss per share—basic and diluted	(0.35)	(0.40)

All of the goodwill related to both the Blammo and Griptonite transactions was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

NOTE 4—FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2011 and December 31, 2010, the Company had $32,212 and $12,863 in cash and cash equivalents.

Liabilities for Contingent Consideration

Level 3 liabilities consist of acquisition-related non-current liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. The former Blammo shareholders have the opportunity to earn additional shares of the Company’s common stock based on future net revenues generated by Blammo during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015. See Note 3 for further details regarding the Blammo acquisition. The expected number of shares to be issued in each year depends on the probability of Blammo achieving the Net Revenue targets, and the Company used a risk-neutral framework to estimate the probability of achieving these revenue targets for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the year ended December 31, 2011 included a discount rate of 25.0%, volatility of 53.0%, risk free rates of between 0.15% and 0.42% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. The fair value of these contingent liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2011, was $796. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

NOTE 5—BALANCE SHEET COMPONENTS

Property and Equipment

	December 31,
	2011	2010
Computer equipment	$5,318	$4,974
Furniture and fixtures	485	487
Software	4,707	2,919
Leasehold improvements	1,763	2,392

	12,273	10,772
Less: Accumulated depreciation and amortization	(8,339)	(8,638)

	$3,934	$2,134

Depreciation and amortization for the years ended December 31, 2011, 2010 and 2009 were $1,846, $1,975 and $2,330, respectively.

Accounts Receivable

	December 31,
	2011	2010
Accounts receivable	$12,621	$11,164
Less: Allowance for doubtful accounts	(800)	(504)

	$11,821	10,660

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.

The movement in the Company’s allowance for doubtful accounts is as follows:

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2011	$504	$390	$94	$800
Year ended December 31, 2010	$546	$153	$195	$504
Year ended December 31, 2009	$468	$233	$155	$546

The Company had no significant write-offs or recoveries during the years ended December 31, 2011, 2010 and 2009.

Other Long-Term Liabilities

	December 31,
	2011	2010
Uncertain tax obligations	$5,264	$4,991
Deferred income tax liability	1,150	1,170
Contingent earnout liability	796	—
Unfavorable lease obligations	664	—
Restructuring	—	773
Other	629	925

	$8,503	7,859

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008 and Griptonite and Blammo in 2011. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation at December 31, 2011 and 2010 were as follows:

		December 31, 2011			December 31, 2010
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization Expense (Including Impact of Foreign Exchange)	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Expense (Including Impact of Foreign Exchange)	Net Carrying Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$11,391	$(11,097)	$294	$13,545	$(13,545)	$—
Catalogs	1 yr	1,216	(1,216)	—	1,203	(1,203)	—
ProvisionX Technology	6 yrs	200	(200)	—	198	(198)	—
Carrier contract and related relationships	5 yrs	19,206	(13,451)	5,755	18,832	(10,352)	8,480
Licensed content	5 yrs	2,924	(2,924)	—	2,829	(2,810)	19
Service provider license	9 yrs	463	(208)	255	446	(151)	295
Trademarks	3 yrs	222	(222)	—	547	(547)	—

		35,622	(29,318)	6,304	37,600	(28,806)	8,794

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,297	(1,297)	—	1,283	(1,283)	—
Noncompete agreement	4 yrs	5,167	(1,393)	3,774	562	(562)	—

		6,464	(2,690)	3,774	1,845	(1,845)	—

Total intangibles assets		$42,086	$(32,008)	$10,078	$39,445	$(30,651)	$8,794

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. During the second quarter of 2011, the Company wrote off $5,330 of its Superscape intangible assets and accumulated amortization relating to trademarks, titles and technology, all of which were fully amortized. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company acquired approximately $7,400 of intangible assets as part of the Griptonite and Blammo acquisitions in the third quarter of 2011, which includes approximately $300 of Blammo IPR&D that were reclassified as developed titles, content and technology in the fourth quarter of 2011; see Note 3 for further details. During the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense in the amounts of $5,447, $4,226 and $7,092, respectively, in cost of revenues. During the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense in the amounts of $825, $205 and $215, respectively, in operating expenses. The Company recorded no impairment charges during the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, the total expected future amortization related to intangible assets was as follows:

Period Ending December 31,	Amortization Included in Cost of Revenues	Amortization Included in Operating Expenses	Total Amortization Expense
2012	$3,004	$1,982	$4,986
2013	2,926	1,315	4,241
2014	274	382	656
2015	51	95	146
2016 and thereafter	49	—	49

	$6,304	$3,774	$10,078

Goodwill

The Company had only goodwill attributable to its MIG, Blammo and Griptonite acquisitions as of December 31, 2011. The Company attributes all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. The Company acquired $17,044 of goodwill during the third quarter of 2011 as part of the Blammo and Griptonite acquisitions, which was fully assigned to its Americas reporting unit; see Note 3 for further details. The Company had fully impaired all goodwill allocated to its EMEA reporting unit in prior years. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting units are subject to foreign currency fluctuations.

Goodwill by geographic region is as follows:

	December 31, 2011				December 31, 2010
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$24,871	$25,354	$24,039	$74,264	$24,871	$25,354	$23,881	$74,106
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	—	—	4,766	4,766	—	—	4,608	4,608
Goodwill Acquired during the year	17,044	—	—	17,044	—	—	—	—
Effects of Foreign Currency Exchange	—	—	181	181	—	—	158	158

Balance as of period ended:	17,044	—	4,947	21,991	—	—	4,766	4,766
Goodwill	41,915	25,354	24,220	91,489	24,871	25,354	24,039	74,264
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$17,044	$—	$4,947	$21,991	$—	$—	$4,766	$4,766

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

The Company has three geographic regions comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of December 31, 2011, the Company had goodwill attributable to the APAC and Americas reporting units. The Company performed an annual impairment review as of September 30, 2011 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the reporting units exceeded their carrying values and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow method and market method. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit—the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method were determined using the Company’s best estimates as of the date of the impairment review.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through December 2016. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $2,237, $2,652 and $2,813, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $223 and $379 at December 31, 2011 and 2010, respectively, and was included within other long-term liabilities.

At December 31, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

Period Ending December 31,	Minimum Operating Lease Payments	Sub-lease Income	Net Lease Payments
2012	$3,818	$(391)	$3,427
2013	2,200	—	2,200
2014	1,186	—	1,186
2015	934	—	934
2016 and thereafter	108	—	108

	$8,246	$(391)	$7,855

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum guaranteed royalties over the term of the agreements regardless of actual game sales. The Company also has contracts with various third-party developers to design and develop games as part of its Glu Partners initiative. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future minimum royalty payments for those agreements as of December 31, 2011 were as follows:

Period Ending December 31,	Minimum Guaranteed Royalties	Developer Commitments	Total
2012	$332	$585	$917

	$332	$585	$917

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

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2011 or 2010.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2011 or 2010.

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

NOTE 8—DEBT

MIG Notes

In December 2007, the Company acquired MIG to accelerate its presence in China. In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes required that the Company pay off the remaining principal and interest in installments. In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. As of December 31, 2011, the Company had fully repaid both the Earnout Notes and Special Bonus Notes.

Credit Facility

In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), the terms of the Credit Facility were amended in August 2009, February 2010, March 2010 and February 2011. The Credit Facility, as amended, provided for borrowings of up to $8.0 million, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The Credit Facility expired on June 30, 2011 and all borrowings were repaid in full.

NOTE 9—STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Stock

At December 31, 2011, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2011, the Company had reserved 17,587 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2011, the Company was authorized to issue 5,000 shares of preferred stock.

Acquisitions

On August 1, 2011, the Company issued an aggregate of 1,000 shares of its common stock to the Sellers in connection with the Company’s acquisition of Blammo.

On August 2, 2011, the Company issued an aggregate of 6,106 shares of its common stock to Foundation 9 in connection with the Company’s acquisition of Griptonite.

See Note 3—Business Combinations—for more information about these acquisitions.

Secondary Offering

In January 2011, the Company sold in an underwritten public offering an aggregate of 8,415 shares of its common stock at a public offering price of $2.05 per share for net proceeds of approximately $15,661 after underwriting discounts and commissions and offering expenses. The underwriters of this offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets.

Shelf Registration Statement

In December 2010, the Securities and Exchange Commission declared effective the Company’s shelf registration statement which allows the Company to issue various types of debt and equity instruments, including common stock, preferred stock and warrants. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The ability to issue debt and equity is subject to market conditions and other factors impacting the Company’s borrowing capacity. The Company has a $30,000 limit on the amount securities that can be issued under this shelf registration statement and has already utilized $17,250 of this amount as of December 31, 2011 pursuant to the public offering in January 2011 described above.

Private Placement

In August, 2010, the Company completed the Private Placement in which it issued to the investors (i) an aggregate of 13,495 shares of the Company’s common stock at $1.00 per share and (ii) warrants initially exercisable to purchase up to 6,748 shares of the Company’s common stock at $1.50 per share (the “Warrants”), for initial proceeds of approximately $13,218 net of issuance costs (excluding any proceeds the Company may receive upon exercise of the Warrants). Of this amount, $2,198 was allocated to the value of the Warrants and $11,020 was allocated to the common stock. All amounts are recorded within stockholders’ equity. During the year ended December 31, 2011, investors exercised warrants to purchase 2,475 shares of the Company’s common stock, and the Company received gross proceeds of $3,711 in connection with these exercises.

Warrants to Purchase Common Stock

The Warrants issued in connection with the 2010 Private Placement have an initial exercise price of $1.50 per share of common stock, can be exercised immediately, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events.

Warrants outstanding at December 31, 2011 were as follows:

	Term (Years)	Exercise Price per Share	Number of Shares Outstanding Under Warrant
May 2006	7	$9.03	106
August 2010	5	1.50	4,273

			4,379

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income/(loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Comprehensive loss for the years ended December 31, 2011, 2010 and 2009 was $21,994, $13,195 and $18,433, respectively.

NOTE 10—STOCK OPTION AND OTHER BENEFIT PLANS

2007 Equity Incentive Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). At the time of adoption, there were 1,766 shares of common stock authorized for issuance under the 2007 Plan plus 195 shares of common stock from the Company’s 2001 Stock Option Plan (the “2001 Plan”) that were unissued. In addition, shares that were not issued or subject to outstanding grants under the 2001 Plan on the date of adoption of the 2007 Plan and any shares issued under the 2001 Plan that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Plan. On June 3, 2010, at the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2007 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2007 Plan by 3,000 shares. Furthermore, the number of shares available for grant and issuance under the 2007 Plan will be increased automatically on January 1 of each of 2008 through 2012 by an amount equal to 3% of the Company’s shares outstanding on the immediately preceding December 31, unless the Company’s Board of Directors, in its discretion, determines to make a smaller increase.

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

The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. As of December 31, 2011, 2,618 shares were available for future grants under the 2007 Plan.

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

As of December 31, 2011, 603 shares were available for issuance under the 2007 Purchase Plan.

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

As of December 31, 2011, 243 shares were reserved for future grants under the Inducement Plan.

Stock Option Activity

The following table summarizes the Company’s stock option activity:

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2008	935	5,130	5.18
Increase in authorized shares	1,706
Options granted	(2,211)	2,211	0.89
Options canceled	2,224	(2,224)	5.15
Options exercised	—	(276)	0.69

Balances at December 31, 2009	2,654	4,841	3.49
Increase in authorized shares	3,911
Options granted	(4,841)	4,841	1.30
Options canceled	2,424	(2,424)	3.66
Options exercised	—	(330)	0.87

Balances at December 31, 2010	4,148	6,928	2.02
Increase in authorized shares	2,388
Options granted	(4,925)	4,925	3.66
Options canceled	1,250	(1,250)	2.50
Options exercised	—	(859)	1.90

Balances at December 31, 2011	2,861	9,744	$2.80	4.76	$8,911

Options vested and expected to vest at December 31, 2011		7,867	$2.78	4.64	$7,733
Options exercisable at December 31, 2011		2,923	$2.78	3.95	$3,882

At December 31, 2011, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.42 - $ 1.06	1,009	3.66	$0.91	621	$0.89
$ 1.07 - $ 1.19	770	4.22	1.18	310	1.17
$ 1.21 - $ 1.21	1,150	4.01	1.21	499	1.21
$ 1.23 - $ 1.77	1,336	4.69	1.53	484	1.51
$ 1.83 - $ 2.83	403	5.10	2.08	108	2.02
$ 2.90 - $ 2.90	1,493	5.81	2.90	—	—
$ 3.16 - $ 3.57	382	5.10	3.40	106	3.55
$ 3.78 - $ 3.78	1,151	5.28	3.78	—	—
$ 3.88 - $ 4.60	1,107	5.08	4.49	190	4.22
$ 4.66 - $ 11.88	943	4.40	6.62	605	7.42

$ 0.42 - $ 11.88	9,744	4.76	$2.80	2,923	$2.78

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $3.14 per share at December 31, 2011. The total intrinsic value of awards exercised during the years ended December 31, 2011, 2010 and 2009 was $2,065, $142 and $111, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718, and has estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2011	2010	2009
Dividend yield	—%	—%	—%
Risk-free interest rate	1.06%	1.15%	1.43%
Expected term (years)	4.02	3.12	3.19
Expected volatility	65%	77%	59%

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term, which have a contractual term of six years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the year ended December 31, 2011, 2010 and 2009 was $1.81 and $0.67 and $0.37 per share, respectively.

The Company calculated employee stock-based compensation expense based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2011	2010	2009
Research and development	$1,387	$480	$716
Sales and marketing	351	217	564
General and administrative	1,372	871	1,646

Total stock-based compensation expense	$3,110	$1,568	$2,926

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees, which is recorded as research and development expense over the term of the earn-out periods, as these employees are primarily employed in product development. The Company will re-measure the fair value of the contingent consideration each reporting period and will only record a compensation expense for the portion of the earn-out target which is likely to be achieved. The total fair value of this liability has been estimated at $1,176, of which $551 of stock-based compensation expense has been recorded during the year ended December 31, 2011.

Consolidated net cash proceeds from option exercises were $1,633, $287 and $190 for the year ended December 31, 2011, 2010 and 2009, respectively. The Company realized no income tax benefit from stock option exercises during the year ended December 31, 2011, 2010 and 2009. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

At December 31, 2011, the Company had $5,798 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 3.01 years.

Restricted Stock

The Company did not grant any restricted stock options during the years ended December 31, 2011 or 2010.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The Company elected to indefinitely suspend matching contributions for U.S. employees in the first quarter of 2009.

NOTE 11—INCOME TAXES

The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$(25,159)	$(14,527)	$(15,514)
Foreign	4,672	1,813	(520)

Loss before income taxes	$(20,487)	$(12,714)	$(16,034)

The components of income tax provision were as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	(2)	(3)	(3)
Foreign	(2,698)	(1,311)	(2,921)

	(2,700)	(1,314)	(2,924)

Deferred:
Federal	1,452	—	—
State	211	—	—
Foreign	423	605	764

	2,086	605	764

Total:
Federal	1,452	—	—
State	209	(3)	(3)
Foreign	(2,275)	(706)	(2,157)

	$(614)	$(709)	$(2,160)

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	1.0	—	—
Foreign rate differential	1.4	0.4	0.1
Research and development credit	2.1	1.5	1.5
Acquired in-process research and development	—	0.3	0.1
United Kingdom research and development refund	—	1.1	1.5
Withholding taxes	(0.1)	(3.7)	(4.3)
Stock-based compensation	(1.3)	(1.0)	(3.6)
Dividend	—	—	(11.3)
Other	(0.8)	(0.1)	(2.7)
Valuation allowance	(39.3)	(38.1)	(28.8)

Effective tax rate	(3.0)%	(5.6)%	(13.5)%

Deferred tax assets and liabilities consist of the following:

	December 31, 2011			December 31, 2010
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets:
Fixed assets	$644	$1,587	$2,231	$—	$1,516	$1,516
Net operating loss carryforwards	31,318	13,677	44,995	25,665	18,013	43,678
Accruals, reserves and other	4,821	96	4,917	2,432	93	2,525
Foreign tax credit	5,767	—	5,767	5,221	—	5,221
Stock-based compensation	1,748	65	1,813	1,580	75	1,655
Research and development credit	3,143	12	3,155	1,948	—	1,948
Other	2,573	—	2,573	3,517	11	3,528

Total deferred tax assets	$50,014	$15,437	$65,451	$40,363	$19,708	$60,071
Deferred tax liabilities:
Macrospace and iFone intangible assets	$—	$(54)	$(54)	$—	$(76)	$(76)
MIG intangible assets	—	(877)	(877)	—	(1,242)	(1,242)
Blammo intangible assets	—	(429)	(429)	—	—	—
Griptonite intangible assets	(2,149)	—	(2,149)
Fixed assets	—	—	—	(1,075)	—	(1,075)
Other	—	(10)	(10)	—	(10)	(10)

Net deferred tax assets	47,865	14,067	61,932	39,288	18,380	57,668

Less valuation allowance	(47,865)	(15,150)	(63,015)	(39,288)	(19,496)	(58,784)

Net deferred tax liability	$—	$(1,083)	$(1,083)	$—	$(1,116)	$(1,116)

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, in prior years the Company repatriated certain distributable earnings from a subsidiary in China. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will reverse in the foreseeable future. The Company recorded a release of its valuation allowance of $1,702 during 2011. This release is associated with the acquisition of Griptonite in August 2011. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. The Company previously recognized a valuation allowance against its net operating loss carryforwards and determined that it should be able to utilize the benefit of those net operating losses against the deferred tax liabilities of Griptonite; therefore, it has partially released its pre-existing valuation allowance. In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each of its jurisdictions except for one entity in China.

At December 31, 2011, the Company has net operating loss carryforwards of approximately $81,137 and $73,565 for federal and state tax purposes, respectively. These carryforwards will expire from 2012 to 2031. In addition, the Company has research and development tax credit carryforwards of approximately $2,839 for federal income tax purposes and $2,549 for California tax purposes. The federal research and development tax credit carryforwards will begin to expire in 2022. The California state research credit will carry forward indefinitely. The Company has approximately $5,759 of foreign tax credit carryforwards that will expire in 2017, and approximately $12 of state alternative minimum tax credits that will carryforward indefinitely. In addition, at December 31, 2011, the Company has net operating loss carryforwards of approximately $50,751 for United Kingdom tax purposes.

The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382. The total net operating losses of $50,751 in the United Kingdom are limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$3,326	$2,899	$2,406
Reductions of tax positions taken during previous years	(82)	(49)	(33)
Additions based on uncertain tax positions related to the current period	740	417	502
Additions based on uncertain tax positions related to prior periods	50	59	24

Ending balance	$4,034	$3,326	$2,899

As of December 31, 2011, approximately $19 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. A portion of this amount, if recognized, would adjust the Company’s deferred tax assets which are subject to valuation allowance. At December 31, 2011, the Company anticipated that the liability for uncertain tax positions could decrease by approximately $589 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. As of December 31, 2010, approximately $73 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $3,935 of interest and penalties on uncertain tax positions as of December 31, 2011, as compared to $3,630 as of December 31, 2010. Approximately $248, $239 and $232 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2011, 2010 and 2009 respectively.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United

Kingdom and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2009 and 2010 tax returns for the various entities in the United Kingdom will close in 2012. The Company’s China income tax returns are open by statute for tax years 2006 and forward. In practice, a tax audit, examination or tax assessment notice issued by the Chinese tax authorities does not represent finalization or closure of a tax year.

NOTE 12—SEGMENT REPORTING

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

Accordingly, the Company reports as a single reportable segment—mobile games. It attributes revenues to geographic areas based on the country in which the carrier’s principal operations are located.

A breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Year Ended December 31,
	2011	2010	2009
Feature phone	$31,091	$54,475	$74,999
Smartphone	35,094	9,870	4,345

	$66,185	$64,345	$79,344

The Company generates its revenues in the following geographic regions:

	Year Ended December 31,
	2011	2010	2009
United States of America	$32,998	$28,909	$37,918
China	3,748	5,962	7,676
Americas, excluding the USA	6,085	9,385	10,278
EMEA	18,526	17,332	20,570
Other	4,828	2,757	2,902

	$66,185	$64,345	$79,344

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2011	2010	2009
Americas	$3,101	$1,013	$2,194
EMEA	420	714	700
Other	413	407	450

	$3,934	$2,134	$3,344

NOTE 13—RESTRUCTURING

Restructuring information as of December 31, 2011 was as follows:

	Restructuring
	2011		2010		2009
	Workforce	Facilities Related	Workforce	Facilities Related	Workforce	Facilities Related	Superscape Plan	Total
Balance as of January 1, 2010	$—	—	$—	—	629	737	40	$1,406
Charges to operations	—	—	1,540	1,854	—	235	—	3,629
Non Cash Adjustments	—	—	—	(269)	—	—	(3)	(272)
Charges settled in cash	—	—	(1,244)	—	(629)	(414)	(14)	(2,301)

Balance as of December 31, 2010	—	—	296	1,585	—	558	23	2,462
Charges to operations	548	96	41	—	—	—	—	685
Non Cash Adjustments	—	(86)	(117)	—	—	—	(23)	(226)
Charges settled in cash	(548)	(10)	(220)	(932)	—	(324)	—	(2,034)

Balance as of December 31, 2011	$—	$—	$—	$653	$—	$234	$—	$887

During 2009, 2010 and 2011, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2011 restructuring plan included $548 of restructuring charges relating to employee termination costs in the Company’s APAC, Latin America, Russia and United Kingdom offices. The remaining restructuring charge of $96 related primarily to facility-related charges resulting from vacating a portion of the Company’s Moscow offices, which includes an $86 non-cash adjustment relating to a write off of leasehold improvements. Since the inception of the 2010 restructuring plan through December 31, 2011, the Company incurred $1,581 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices, this was offset by a $117 non-cash adjustment, related to the release of a restructuring provision for a former executive which was no longer deemed payable. The remaining restructuring charge of $1,854 related primarily to facility-related charges resulting from the relocation of the Company’s corporate headquarters to San Francisco, which includes a $269 non-cash adjustment, primarily relating to a write off in fixed assets. Since the inception of the 2009 restructuring plan through December 31, 2011, the Company incurred $2,111 in restructuring charges. These charges included $1,009 of workforce-related charges, comprised of severance and termination benefits of $657 associated with the departure of the Company’s former Chief Executive Officer, and $352 relating to employee termination costs in the Company’s United States and United Kingdom offices. The remaining restructuring charge included $1,102 of facility-related charges, comprised of $944 of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters and an additional restructuring charge of $158 net of sublease income, resulting from vacating a portion of the Company’s EMEA headquarters based in the United Kingdom. The Company does not expect to incur any additional charges under the 2009 restructuring plan.

As of December 31, 2011, the Company’s remaining restructuring liability of $887 was comprised of facility related costs that are expected to be paid over the remainder of the lease terms of one year. As of December 31, 2010, the Company’s remaining restructuring liability of $2,462 was comprised of $296 of severance and benefits payments due to former executives, and $2,166 of facility related costs, which included $773 of facility costs that were classified as other long-term liabilities.

NOTE 14—QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2010 and 2011. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the

Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2010					2011
	March 31	June 30	September 30		December 31	March 31	June 30		September 30	December 31
	(In thousands)
Revenues	$17,289	$15,952	$15,468		$15,636	$16,426	$17,680		$16,905	$15,174
Cost of revenues:
Royalties and other cost of revenues	4,691	4,280	3,934		3,738	3,469	3,121		3,223	2,576
Impairment of prepaid royalties and guarantees	—	663	—		—	371	—		160	—
Amortization of intangible assets	1,228	1,006	1,009		983	817	703	(c)	2,375	1,552

Total cost of revenues	5,919	5,949	4,943		4,721	4,657	3,824		5,758	4,128

Gross profit	11,370	10,003	10,525		10,915	11,769	13,856		11,147	11,046

Operating expenses:
Research and development	6,661	6,229	5,858		6,432	7,166	8,439	(d)	10,808 (d)	12,660
Sales and marketing	2,971	2,437	2,692	(a)	4,040	3,757	3,344		3,576	3,930
General and administrative	3,813	3,052	3,107		3,136	2,934	3,506		3,748	3,814
Amortization of intangible assets	55	52	53		45	—	—		330	495
Restructuring charge	594	693	—		2,342	490	147		—	(92)

Total operating expenses	14,094	12,463	11,710		15,995	14,347	15,436		18,462	20,807

Income (loss) from operations	(2,724)	(2,460)	(1,185)		(5,080)	(2,578)	(1,580)		(7,315)	(9,761)
Interest and other income (expense), net	(631)	(560)	86		(160)	180	329		344	(106)

Loss before income taxes	(3,355)	(3,020)	(1,099)		(5,240)	(2,398)	(1,251)		(6,971)	(9,867)
Income tax benefit (provision)	(301)	(198)	(504	)(b)	294	(774)	(501	)(e)	813	(152)

Net loss	$(3,656)	$(3,218)	$(1,603)		$(4,946)	$(3,172)	$(1,752)		$(6,158)	$(10,019)

Net loss per share—basic and diluted	$(0.12)	$(0.10)	$(0.04)		$(0.11)	$(0.06)	$(0.03)		$(0.10)	$(0.16)

(a)	Sales and marketing expense of $4,040 in the fourth quarter of 2010 was related to increased marketing promotions costs associated with the launch of freemium game titles during the period.
(b)	The income tax benefit of $294 in the fourth quarter of 2010 was primarily related to the China State Administration of Taxation approval of the Company’s application to apply the favorable tax benefits to operations beginning January 1, 2009. The Company thus revalued certain deferred tax assets and liabilities during the quarter, and certain taxes that were expensed in 2009 were refunded in 2010 and the tax benefit was recognized.

(c)	Amortization of intangible assets of $2,375 in the third quarter of 2011 was driven by increased amortization expense associated with intangible assets acquired in the acquisitions of Griptonite and Blammo.
(d)	Research and development expense of $10,808 and 12,660 in the third and fourth quarters of 2011were related to additional personnel and facility costs associated with the acquisitions of Griptonite and Blammo.
(e)	The income tax benefit of $813 in the third quarter of 2011 was due primarily to the release of the valuation allowance associated with the acquisition of Griptonite.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This report is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 excluded Griptonite, Inc. and Blammo Games Inc. because they were acquired by Glu through purchase business combinations in 2011. Griptonite’s and Blammo’s combined total assets and combined total revenues represented 9.8% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 67.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information about our executive officers, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

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

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 66.

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

GLU MOBILE INC.

Date: March 14, 2012	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi, President and Chief Executive Officer

Date: March 14, 2012	By:	/s/ Eric R. Ludwig
Eric R. Ludwig, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Niccolo M. de Masi Niccolo M. de Masi	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012

/s/ Eric R. Ludwig Eric R. Ludwig	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2012

/s/ William J. Miller William J. Miller	Chairman of the Board	March 14, 2012

/s/ Matthew A. Drapkin Matthew A. Drapkin	Director	March 14, 2012

Ann Mather	Director

Hany M. Nada	Director

/s/ A. Brooke Seawell A. Brooke Seawell	Director	March 14, 2012

/s/ Benjamin T. Smith, IV Benjamin T. Smith, IV	Director	March 14, 2012

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.01	Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/02/11

2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/15/11

2.03	Share Purchase Agreement, dated as of August 1, 2011, by and among Glu, Blammo Games Inc. and each of the owners of the outstanding share capital of Blammo	8-K	001-33368	2.02	08/02/11

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc.	8-K	001-33368	99.01	10/28/08

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

4.02	Amended and Restated Investors’ Rights Agreement, dated as of March 29, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc. and the Amendment No. 1 and Joinder to the Amended and Restated Investor Rights Agreement dated May 5, 2006, by and among Glu Mobile Inc. and certain investors of Glu Mobile Inc.	S-1	333-139493	4.02	12/19/06

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of June 15, 2009.	8-K	001-33368	10.01	06/15/09

10.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07

10.03(A)#	2007 Equity Incentive Plan, as amended.	8-K	001-33368	99.01	06/07/11

10.03(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement, (d) Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement and (e) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.04#	2007 Employee Stock Purchase Plan, as amended and restated on August 1, 2011.					X

10.05(A)#	2008 Equity Inducement Plan, as amended and restated on August 1, 2011, and forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	S-8	333-176318	4.03	08/15/11

10.05(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10

10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.07#	Form of Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.08	03/13/09

10.08#	Employment Agreement for Niccolo M. de Masi, dated December 28, 2009.	8-K	001-33368	99.02	01/04/10

10.09#	Change of Control Severance Agreement, dated as of December 28, 2009, by and between Glu Mobile Inc. and Niccolo M. de Masi.	8-K	001-33368	99.03	01/04/10

10.10#	Amendment to Change of Control and Severance Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated as of July 7, 2011	10-Q	001-33368	10.01	11/14/11

10.11#	Amendment to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of July 7, 2011	10-Q	001-33368	10.02	11/14/11

10.12#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Kal Iyer, dated as of July 7, 2011	10-Q	001-33368	10.03	11/14/11

10.13#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Adam Flanders, dated as of October 6, 2011					X

10.14#	Summary of Compensation Terms of Eric R. Ludwig.	10-K	001-33368	10.12	03/21/11

10.15#	Summary of Compensation Terms of Kal Iyer.	10-Q	001-33368	10.06	11/10/10

10.16#	Summary of Compensation Terms of Adam Flanders.					X

10.17#	Glu Mobile Inc. 2012 Executive Bonus Plan	8-K	001-33368	99.01	12/12/11

10.18#	Summary of Non-Employee Director Compensation Program.	10-K	001-33368	10.17	03/21/11

10.19	Lease Agreement at San Mateo Centre II and III dated as of January 23, 2003, as amended on June 26, 2003, December 5, 2003, October 11, 2004 and May 31, 2005, by and between CarrAmerica Realty, L.P. and Glu Mobile Inc.	S-1	333-139493	10.05	12/19/06

10.20	Sublease dated as of August 22, 2007, between Oracle USA, Inc., and Glu Mobile Inc.	8-K	001-33368	10.1	08/28/07

10.21	Sub-sublease, dated as of September 29, 2010, by and between Appirio, Inc. and Glu Mobile Inc.	8-K	001-33368	99.03	10/04/10

10.22	Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.01	10/04/10

10.23	First Amendment to Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.02	10/04/10

10.24	Lease Agreement by and among Foundation 9 Entertainment, Inc., Griptonite, Inc. and Marymoor Warehouse Associates, LLC, dated as of November 5, 2007	10-Q	001-33368	10.05	11/14/11

10.25	Form of Warrant dated as of May 2, 2006 by and between Pinnacle Ventures I Equity Holdings LLC and Glu Mobile Inc., by and between Pinnacle Ventures I Affiliates, L.P. and Glu Mobile Inc., and by and between Pinnacle Ventures II Equity Holdings, LLC and Glu Mobile Inc.	S-1	333-139493	10.20	12/19/06

10.26	Purchase Agreement, dated as of June 30, 2010, by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	99.01	07/06/10

10.27	Form of Warrant by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	4.01	07/06/10

10.28	iOS Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.					X

21.01	List of Subsidiaries of Glu Mobile Inc.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*	X
101.INS†	XBRL Report Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates furnished herewith
#	Indicates management compensatory plan or arrangement.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.