Form 10-Q
period 2012-03-31
GLU MOBILE INC
filed 2012-05-10
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 9, 2012: 64,503,407.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$28,942	$32,212
Accounts receivable, net	14,187	11,821
Prepaid royalties	404	483
Prepaid expenses and other	1,828	1,881

Total current assets	45,361	46,397
Property and equipment, net	3,697	3,934
Other long-term assets	404	404
Intangible assets, net	8,853	10,078
Goodwill	22,026	21,991

Total assets	$80,341	$82,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,770	$6,894
Accrued liabilities	2,262	939
Accrued compensation	4,487	5,404
Accrued royalties	3,388	3,865
Accrued restructuring	626	887
Deferred revenues	7,188	7,139

Total current liabilities	23,721	25,128
Other long-term liabilities	11,998	8,503

Total liabilities	35,719	33,631

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at March 31, 2012 and December 31, 2011; 64,453 and 63,749 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	262,873	260,744
Accumulated other comprehensive income	427	266
Accumulated deficit	(218,684)	(211,843)

Total stockholders’ equity	44,622	49,173

Total liabilities and stockholders’ equity	$80,341	$82,804

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$21,544	$16,426
Cost of revenues:
Royalties and other cost of revenues	2,557	3,840
Amortization of intangible assets	753	817

Total cost of revenues	3,310	4,657

Gross profit	18,234	11,769

Operating expenses:
Research and development	15,033	7,166
Sales and marketing	4,375	3,757
General and administrative	4,366	2,934
Amortization of intangible assets	495	—
Restructuring charge	—	490

Total operating expenses	24,269	14,347

Loss from operations	(6,035)	(2,578)
Interest and other (expense)/income, net:
Interest income	11	22
Interest expense	(4)	(40)
Other (expense)/income, net	(373)	198

Interest and other (expense)/income, net	(366)	180

Loss before income taxes	(6,401)	(2,398)
Income tax provision	(440)	(774)

Net loss	$(6,841)	$(3,172)

Net loss per common share — basic and diluted	$(0.11)	$(0.06)

Weighted average common shares outstanding — basic and diluted	63,229	52,048

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net Loss	$(6,841)	$(3,172)

Other comprehensive earnings:
Foreign currency translation adjustments	161	(21)

Other comprehensive earnings/(loss)	161	(21)

Comprehensive loss	$(6,680)	$(3,193)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,841)	$(3,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	562	427
Amortization of intangible assets	1,248	817
Stock-based compensation	3,836	397
Change in fair value of Blammo earnout	645	—
Amortization of loan agreement costs	—	40
Non-cash foreign currency remeasurement (gain)/loss	373	(198)
Impairment of prepaid royalties and guarantees	—	371
Changes in allowance for doubtful accounts	6	101
Changes in operating assets and liabilities:
Accounts receivable	(1,209)	(1,324)
Prepaid royalties	79	928
Prepaid expenses and other assets	55	886
Accounts payable	(1,189)	243
Accrued liabilities	18	(15)
Accrued compensation	(921)	(493)
Accrued royalties	(518)	(1,308)
Deferred revenues	47	735
Accrued restructuring charge	(261)	(500)
Other long-term liabilities	(74)	(56)

Net cash used in operating activities	(4,144)	(2,121)

Cash flows used in investing activities:
Purchase of property and equipment	(286)	(478)

Net cash used in investing activities	(286)	(478)

Cash flows from financing activities:
Payments on line of credit	—	(2,288)
Net proceeds from Public Offering	—	15,872
MIG loan payments	—	(698)
Proceeds from exercise of warrants and issuance of common stock	75	750
Proceeds from exercise of stock options and ESPP	1,096	306

Net cash provided by financing activities	1,171	13,942

Effect of exchange rate changes on cash	(11)	182

Net increase in cash and cash equivalents	(3,270)	11,525
Cash and cash equivalents at beginning of period	32,212	12,863

Cash and cash equivalents at end of period	$28,942	$24,388

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1—The Company, Basis of Presentation and Summary of Significant Accounting Policies

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

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $218,684 as of March 31, 2012. For the three months ended March 31, 2012, the Company incurred a net loss from operations of $6,035. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve profitability and its intended business objectives.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 14, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2012 and its results of operations for the three months ended March 31, 2012 and 2011, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date, and the consolidated balance sheet presented as of March 31, 2012 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

The following table summarizes the revenues from customers that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Apple	37.6%	15.7%
Google	15.1	*
Tapjoy	12.0	*

*	Revenues from the customer were less than 10% during the period.

At March 31, 2012, Apple accounted for 36.0%, Google accounted for 10.6% and Tapjoy accounted for 10.6% of total accounts receivable. At December 31, 2011, Apple accounted for 26.6%, Tapjoy accounted for 18.0%, Telecomunicaciones Movilnet accounted for 11.7% and Google accounted for 10.3% of total accounts receivable. No other customer represented more than 10% of the Company’s total accounts receivable as of these dates.

Net Loss Per Share

The Company computes basic net loss per share attributable to common stockholders by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions by the Company.

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(6,841)	$(3,172)

Basic and diluted shares:
Weighted average common shares outstanding	63,956	52,048
Weighted average unvested common shares subject to restrictions	(727)	—

Weighted average shares used to compute basic and diluted net loss per share	63,229	52,048

Net loss per share — basic and diluted	$(0.11)	$(0.06)

The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to restrictions have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2012	2011
Warrants to purchase common stock	4,364	6,693
Unvested common shares subject to restrictions	727	—
Options to purchase common stock	9,672	6,996

	14,763	13,689

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company adopted the guidance in the first quarter of 2012 and there was no material impact on the consolidated financial statements or related footnotes.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance in the first quarter of 2012 and there was no material impact on the consolidated financial statements or related footnotes.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the “revised standard”). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. Entities considering early adoption are advised to begin assessing relevant factors for the qualitative assessment. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted the guidance in the first quarter of 2012 and there was no material impact on the consolidated financial statements or related footnotes.

Note 2—Fair Value Measurements

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

The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of March 31, 2012 and December 31, 2011, the Company had $28,942 and $32,212, respectively, in cash and cash equivalents.

Liabilities for Contingent Consideration

Level 3 liabilities consist of acquisition-related non-current liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo Games Inc., a company organized under the laws of Ontario (“Blammo”), which was acquired on August 1, 2011. The former Blammo shareholders have the opportunity to earn additional shares of the Company’s common stock based on future net revenues generated by Blammo during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015. See Note 4 for further details regarding the Blammo acquisition. The expected number of shares to be issued in each year depends on the probability of Blammo achieving the net revenue targets, and the Company used a risk-neutral framework to estimate the probability of achieving these revenue targets for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the three months ended March 31, 2012 included a discount rate of 25.0%, volatility of 46.0%, risk free rates of between 0.19% and 0.51% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input. The fair value of these contingent liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2012, was $4,319. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense.

Note 3 – Balance Sheet Components

Accounts Receivable

	March 31,	December 31,
	2012	2011
Accounts receivable	$14,344	$12,621
Less: Allowance for doubtful accounts	(157)	(800)

	$14,187	$11,821

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant bad debts during the three months ended March 31, 2012 and 2011.

Property and Equipment

	March 31,	December 31,
	2012	2011
Computer equipment	$5,380	$5,318
Furniture and fixtures	485	485
Software	4,978	4,707
Leasehold improvements	1,691	1,763

	12,534	12,273
Less: Accumulated depreciation and amortization	(8,837)	(8,339)

	$3,697	$3,934

Depreciation expense for the three months ended March 31, 2012 and March 31, 2011 was $562 and $427, respectively.

Other Long-Term Liabilities

	March 31,	December 31,
	2012	2011
Uncertain tax position obligations	5,362	5,264
Contingent earnout liability	4,319	796
Deferred income tax liability	1,155	1,150
Unfavorable lease obligations	569	664
Other	593	629

	$11,998	8,503

Note 4 – Business Combinations

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

The Company allocated the residual value of $12,735 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Griptonite acquisition is not deductible for tax purposes.

Assumption of Griptonite Lease

In connection with the Merger, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Griptonite Lease”). The Griptonite Lease covers approximately 54 rentable square feet and has a term that ends on September 30, 2015. As part of the purchase accounting adjustments for Griptonite, the Company eliminated the existing deferred rent balance and recorded a fair value adjustment to reflect the current market value of the unfavorable operating lease commitment. The current and long-term fair value of the unfavorable operating lease obligation was $263 and $569, respectively, as of March 31, 2012. The current and long-term fair value of the unfavorable operating lease obligation was $268 and $633, respectively, as of December 31, 2011. The Griptonite Lease has been included in the future lease obligations disclosed in Note 6.

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

The allocation of the Blammo purchase price was based upon valuations for certain assets and liabilities assumed. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition:

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

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him or her from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as such term is defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, as vesting is contingent upon these employees’ continued service during the earn-out periods. The Company will record the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 9 for further details. In accordance with ASC 805, Business Combinations, the Company recorded $306 of the contingent consideration as part of the purchase accounting allocation, this amount represents the fair value of the portion of the forecasted Additional Shares to be issued to the Sellers who are not employees of Blammo. This amount will be fair valued in every reporting period, and the Company recorded a non-cash adjustment of $584 as of March 31, 2012, which represents the change in fair value since the date of acquisition.

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

As of the valuation date, Blammo was in the process of developing one game, which game was launched in December 2011. The Company has estimated the majority of the revenues associated with this game would be generated in 2012 and 2013. The fair value was calculated using the multi-period excess earning method of the income approach, and significant assumptions used included the discount rate, forecasted revenues, forecasted cost of goods sold and forecasted operating expense. The Company capitalized approximately $300 of IPR&D costs associated with the above game at the acquisition date. These costs were reclassified to “Titles, Content and Technology” in the fourth quarter of 2011 upon launch of the game and amortized over the estimated life of the game of two years.

Pro Forma Financial Information (unaudited)

The results of operations for both Griptonite and Blammo and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s condensed consolidated financial statements since the date of each acquisition. For the three months ended March 31, 2011, Griptonite and Blammo did not contribute to the Company’s net revenue or net losses as this was prior to the acquisition of each company.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Griptonite for the periods shown as if the acquisition of Griptonite had occurred on January 1, 2011. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties. In addition, the pro forma financial information presented below does not include the unaudited financial information of Blammo, as this acquisition did not constitute a “significant business combination” under Regulation S-X.

Three
Months Ended
March 31,
2011
Total pro forma revenues	$20,997
Pro forma net loss	(4,074)
Pro forma net loss per share — basic and diluted	$(0.07)

All of the goodwill related to both the Blammo and Griptonite transactions was assigned to the Company’s Americas reporting unit. See Note 5 for additional information related to the changes in the carrying amount of goodwill.

Note 5—Goodwill and Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008 and Griptonite and Blammo in 2011. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2012 and December 31, 2011 were as follows:

		March 31, 2012			December 31, 2011
			Accumulated			Accumulated
			Amortization			Amortization
			Expense			Expense
			(Including			(Including
	Estimated	Gross	Impact of	Net	Gross	Impact of	Net
	Useful	Carrying	Foreign	Carrying	Carrying	Foreign	Carrying
	Life	Value	Exchange)	Value	Value	Exchange)	Value
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$11,452	$(11,196)	$256	$11,391	$(11,097)	$294
Catalogs	1 yr	1,244	(1,244)	—	1,216	(1,216)	—
ProvisionX Technology	6 yrs	205	(205)	—	200	(200)	—
Carrier contract and related relationships	5 yrs	19,307	(14,232)	5,075	19,206	(13,451)	5,755
Licensed content	5 yrs	2,946	(2,946)	—	2,924	(2,924)	—
Service provider license	9 yrs	466	(222)	244	463	(208)	255
Trademarks	3 yrs	224	(224)	—	222	(222)	—

		35,844	(30,269)	5,575	35,622	(29,318)	6,304

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,327	(1,327)	—	1,297	(1,297)	—
Noncompete agreement	4 yrs	5,180	(1,902)	3,278	5,167	(1,393)	3,774

		6,507	(3,229)	3,278	6,464	(2,690)	3,774

Total intangibles assets subject to amortization		$42,351	$(33,498)	$8,853	$42,086	$(32,008)	$10,078

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company acquired approximately $7,400 of intangible assets as part of the Griptonite and Blammo acquisitions in the third quarter of 2011, which includes approximately $300 of Blammo IPR&D that was reclassified as “Titles, Content and Technology” in the fourth quarter of 2011; see Note 4 for further details. During the three months ended March 31, 2012 and 2011, the Company recorded amortization expense in the amounts of $753 and $817 respectively, in cost of revenues. During the three months ended March 31, 2012 and 2011, the Company recorded amortization expense in the amounts of $495 and zero, respectively, in operating expenses.

As of March 31, 2012, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending March 31,	Revenues	Expenses	Expense
2012 (remaining nine months)	$2,262	$1,486	$3,748
2013	2,937	1,315	4,252
2014	274	382	656
2015	52	95	147
2016 and thereafter	50	—	50

	$5,575	$3,278	$8,853

Goodwill

The Company has goodwill attributable to its MIG, Blammo and Griptonite acquisitions as of March 31, 2012. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. The Company acquired $17,044 of goodwill during the third quarter of 2011 as part of the Blammo and Griptonite acquisitions, which was fully assigned to its Americas reporting unit; see Note 4 for further details. The Company had fully impaired all goodwill allocated to its EMEA reporting unit in prior years. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

Goodwill by geographic region for the periods indicated was as follows:

	March 31, 2012				December 31, 2011
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$41,915	$25,354	$24,220	$91,489	$24,871	$25,354	$24,039	$74,264
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	17,044	—	4,947	21,991	—	—	4,766	4,766
Goodwill Acquired during the year	—	—	—	—	17,044	—	—	17,044
Effects of Foreign Currency Exchange	—	—	35	35	—	—	181	181

Balance as of period ended:	17,044	—	4,982	22,026	17,044	—	4,947	21,991
Goodwill	41,915	25,354	24,255	91,524	41,915	25,354	24,220	91,489
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	$17,044	$—	$4,982	$22,026	$17,044	$—	$4,947	$21,991

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

The Company has three geographic units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of March 31, 2012, the Company had goodwill attributable to the APAC and Americas reporting units. The Company performed an annual impairment review as of September 30, 2011 as prescribed in ASC 350 and concluded that it was not at risk of failing the first step, as the fair value of the reporting units exceeded its carrying value and thus no adjustment to the carrying value of goodwill was necessary. As a result, the Company was not required to perform the second step. In order to determine the fair value of the Company’s reporting units, the Company utilizes the discounted cash flow method and market method. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests as it believes both, in conjunction with each other, provide a reasonable estimate of the determination of fair value of the reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method were determined using the Company’s best estimates as of the date of the impairment review.

Note 6—Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through December 2016. Rent expense for the three months ended March 31, 2012 and 2011 was $600 and $562, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $182 and $223 at March 31, 2012 and December 31, 2011, respectively, and was included within other long-term liabilities

At March 31, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

	Minimum
	Operating		Net
	Lease	Sub-lease	Lease
Period Ending March 31,	Payments	Income	Payments
2012 (remaining nine months)	$2,671	$219	$2,452
2013	2,204	—	2,204
2014	1,184	—	1,184
2015	932	—	932
2016 and thereafter	106	—	106

	$7,097	$219	$6,878

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreement regardless of actual game sales. The Company also has contracts with various external software developers (“third-party developers”) to design and develop games for advanced platforms. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

Future minimum royalty payments and developer commitments for those agreements as of March 31, 2012 were as follows:

	Minimum
	Guaranteed	Developer
Period Ending March 31,	Royalties	Commitments	Total
2012 (remaining nine months)	$209	$185	$394

The minimum guaranteed royalty payments are included in current prepaid and accrued royalties. The developer commitments reflected in the above table are the Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed. The Company expenses developer commitments as services are provided, as payment is contingent upon performance by the developer.

Income Taxes

As of March 31, 2012, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of March 31, 2012, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2012 or December 31, 2011.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is often unlimited; however, the Company has insurance policies that limit to some extent its exposure and enable the Company to recover a portion of any future amounts paid. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2012 or December 31, 2011.

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

Note 7—Debt

MIG Notes

In December 2007, the Company acquired MIG to accelerate its presence in China. In December 2008, the Company amended the MIG merger agreement to acknowledge the full achievement of the earnout milestones and at the same time entered into secured promissory notes in the aggregate principal amount of $20,000 payable to the former MIG shareholders (the “Earnout Notes”) as full satisfaction of the MIG earnout. The Earnout Notes required that the Company pay off the remaining principal and interest in installments. In December 2008, the Company also entered into secured promissory notes in the aggregate principal amount of $5,000 payable to two former shareholders of MIG (the “Special Bonus Notes”) as full satisfaction of the special bonus provisions of their employment agreements. The Company had fully repaid both the Earnout Notes and Special Bonus Notes as of March 31, 2011.

Credit Facility

In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), the terms of which were amended in August 2009, February 2010, March 2010 and February 2011. The Credit Facility, as amended, provided for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The Credit Facility expired on June 30, 2011 and all borrowings were repaid in full.

Note 8—Stockholders’ Equity

Acquisitions

On August 1, 2011, the Company issued an aggregate of 1,000 shares of its common stock to the Sellers in connection with the Company’s acquisition of Blammo.

On August 2, 2011, the Company issued an aggregate of 6,106 shares of its common stock to Foundation 9 in connection with the Company’s acquisition of Griptonite.

See Note 4 – for more information about these acquisitions.

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

Warrants to Purchase Common Stock

In August 2010, the Company completed a private placement of its common stock and warrants to purchase shares of its common stock (the “2010 Private Placement”). Investors in the 2010 Private Placement received warrants initially exercisable to purchase an aggregate of up to 6,748 shares of the Company’s common stock at an initial exercise price of $1.50 per share (the “Warrants”). The Warrants were immediately exercisable, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events. During the three months ended March 31, 2012 and 2011, respectively, investors exercised warrants to purchase 50 and 500 shares of the Company’s common stock, and the Company received gross proceeds of $75 and $750 in connection with these exercises.

Warrants outstanding as of March 31, 2012 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
August 2010	5	$1.50	4,223

			4,329

Note 9—Stock Option and Other Benefit Plans

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

The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. As of March 31, 2012, 2,546 shares were available for future grants under the 2007 Plan.

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

As of March 31, 2012, 986 shares were available for issuance under the 2007 Purchase Plan.

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

As of March 31, 2012, 280 shares were reserved for future grants under the Inducement Plan.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2012:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2011	2,861	9,744	$2.80
Options granted	(129)	129	4.04
Options canceled	94	(94)	3.68
Options exercised	—	(400)	1.28

Balances at March 31, 2012	2,826	9,379	$2.87	4.55	$20,192

Options vested and expected to vest at March 31, 2012		7,759	$2.86	4.45	$17,099
Options exercisable at March 31, 2012		2,927	$2.92	3.74	$7,240

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock of $4.85 per share as of March 31, 2012. Consolidated net cash proceeds from option exercises were $511 and $140 for the three months ended March 31, 2012 and 2011, respectively. The Company realized no significant income tax benefit from stock option exercises during the three months ended March 31, 2012 or 2011. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended
	March 31,
	2012	2011
Dividend yield	—%	—%
Risk-free interest rate	0.64%	1.62%
Expected volatility	69.3%	63.5%
Expected term (years)	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2012 and 2011 was $2.09 and $1.21, respectively.

The Company calculated employee stock-based compensation expense recognized in the three months ended March 31, 2012 and 2011 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended
	March 31,
	2012	2011
Research and development	$3,260	$100
Sales and marketing	115	66
General and administrative	461	231

Total stock-based compensation expense	$3,836	$397

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees who were former shareholders of Blammo, which is recorded as research and development expense over the term of the earn-out periods, as these employees are primarily employed in product development. The Company will re-measure the fair value of the contingent consideration each reporting period and will only record a compensation expense for the portion of the earn-out target which is likely to be achieved. In addition, the Company will also be exposed to potential continued fluctuations in the fair market value of the contingent consideration in each reporting period, as re-measurement is impacted by changes in the Company’s share price and the assumptions used by the Company; see Note 4 for further details. The total fair value of this liability has been estimated at $4,852, of which $3,429 of stock-based compensation expense was recorded as a contingent liability as of March 31, 2012. During the three months ended March 31, 2012, the Company recorded $2,877 of stock-based compensation expense related to this contingent consideration.

As of March 31, 2012, the Company had $5,279 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures, which will be recognized over a weighted average period of 2.86 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Note 10—Income Taxes

The Company recorded an income tax provision of $440 and $774 for the three months ended March 31, 2012 and 2011, respectively, primarily related to foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of March 31, 2012 and December 31, 2011, the total amount of unrecognized tax benefits was $4,043 and $4,034, respectively. As of March 31, 2012 and December 31, 2011, approximately $19 and $19, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets, which are subject to a valuation allowance. At March 31, 2012, the Company anticipated that the liability for uncertain tax positions could decrease by approximately $589 within the next nine months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $62 and $60 of interest on uncertain tax positions during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had a liability of $4,025 and $3,935, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada and China. The Company’s federal and California State tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2009 and 2010 tax returns for the various entities in the United Kingdom will close in 2012. The Company’s China income tax returns are open by statute for tax years 2006 and forward. In practice, a tax audit, examination or tax assessment notice issued by the Chinese tax authorities does not represent finalization or closure of a tax year.

Note 11—Segment Reporting

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews selected financial information on a geographic basis; however this information is included within one operating segment for purposes of allocating resources and evaluating financial performance.

Accordingly, the Company reports as a single reportable segment—mobile games. It attributes revenues to geographic areas based on the country in which the distributor’s or carrier’s principal operations are located.

A breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Feature phone	$4,165	$10,478
Smartphone	17,379	5,948

Revenues	$21,544	$16,426

The Company generates its revenues in the following geographic regions:

	Three Months Ended
	March 31,
	2012	2011
United States of America	$12,491	$7,275
China	1,086	1,427
Americas, excluding the USA	967	1,916
EMEA	4,594	5,071
Other	2,406	737

	$21,544	$16,426

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2012	2011
Americas	$3,038	$3,101
EMEA	293	420
Other	366	413

	$3,697	$3,934

Note 12 – Restructuring

Restructuring information as of March 31, 2012 was as follows:

	Restructuring
	2011		2010		2009
	Workforce	Facilities Related	Workforce	Facilities Related	Facilities Related	Superscape Plan	Total
Balance as of January 1, 2011	$—	—	296	1,585	558	23	$2,462
Charges to operations	548	96	41	—	—	—	685
Non cash adjustments	—	(86)	(117)	—	—	(23)	(226)
Charges settled in cash	(548)	(10)	(220)	(932)	(324)	—	(2,034)

Balance as of December 31, 2011	—	—	—	653	234	—	887
Charges settled in cash	—	—	—	(187)	(74)	—	(261)

Balance as of March 31, 2012	$—	$—	$—	$466	$160	$—	$626

During 2009, 2010 and 2011, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2011 restructuring plan included $548 of restructuring charges relating to employee termination costs in the Company’s APAC, Latin America, Russia and United Kingdom offices. The remaining restructuring charge of $96 related primarily to facility-related charges resulting from vacating a portion of the Company’s Moscow offices. Since the inception of the 2010 restructuring plan through March 31, 2012, the Company incurred $1,581 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $1,854 related primarily to facility-related charges resulting from the relocation of the Company’s corporate headquarters to San Francisco. Since the inception of the 2009 restructuring plan through March 31, 2012, the Company incurred $1,102 of facility-related charges, comprised mainly of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters. The Company does not expect to incur any additional charges under the 2009 restructuring plan.

As of March 31, 2012, the Company’s remaining restructuring liability of $626 was comprised of facility related costs that are expected to be paid over the remainder of the lease terms, which is less than one year. As of December 31, 2011, the Company’s remaining restructuring liability of $887 was comprised of facility related costs.

Note 13 – Subsequent Events

On April 1, 2012, the Company acquired from Atari, Inc. (“Atari”) its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5,000 in cash (the “Consideration”). This transaction was structured as (1) the assignment of the Deer Hunter trademark and associated domain names (the “Brand Assets”) for $1,000 in cash pursuant to a Trademark and Domain Name Purchase Agreement between the Company and Atari (the “Trademark Purchase Agreement”) and (2) an exclusive, irrevocable, sublicensable and transferable worldwide license to the other intellectual property associated with the Deer Hunter brand (collectively, the “Deer Hunter IP Assets”) for $4,000 in cash pursuant to a License Agreement between the Company and Atari (the “License Agreement” and, together with the Trademark Purchase Agreement, the “Agreements”). The License Agreement has a term equal to the longer of (A) 99 years and (B) the expiration of the copyrights in and copyrightable elements of the Deer Hunter IP Assets. The Agreements were dated as of March 31, 2012 and the transaction closed on April 1, 2012.

Pursuant to the Agreements, Atari has the right through September 30, 2015 to continue to use the Brand Assets and Deer Hunter IP Assets in connection with its worldwide distribution of its entertainment software applications based on the Deer Hunter brand that are in existence on the Effective Date (the “Atari Products”) on certain desktop and laptop platforms. In exchange for these rights, Atari has agreed to pay the Company a royalty on the revenues generated from its distribution and other commercial exploitation of the Atari Products. In addition, Atari is also subject to certain restrictions with respect to competing in the animal hunting genre through September 30, 2015.

Pursuant to the License Agreement, the Company has agreed to pay Atari a royalty calculated as a percentage of the Company’s net revenues generated from the sale or other commercial exploitation of its applications and other products based on the Deer Hunter brand, (“Net Revenues”), with all such royalties applied against the Consideration. The Consideration is fully recoupable against all royalties payable to Atari before any such royalties are paid to Atari. In determining the Company’s Net Revenues, the Company is permitted certain capped deductions for developments costs, marketing costs and overhead costs.

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

• our expectations regarding the development of our freemium games for smartphones and tablets;

• our intention to continue our use of in-game advertising, offers, micro-transactions and other monetization techniques with respect to the games we develop for smartphones and tablets;

• our expectation that the substantial majority of the freemium games that we are developing for smartphones and tablets will be based on our own intellectual property, which we believe will significantly enhance our margins and long-term value;

• our expectations regarding our revenues, including the expected continued decline in revenues from games we distribute for feature phones in our carrier-based business and our belief that our smartphone revenues will continue to increase as a percentage of our total revenues during each quarter of 2012;

• our expectation that the revenues that we derive from in-app purchases, advertisements and offers in our freemium games will continue to grow for the remainder of 2012;

• our expectation that our gross margin will remain relatively flat for the remainder of 2012 due to the fact that although we will continue to generate an increasing percentage of our total revenues from games based upon original intellectual property, such reduction to our cost of revenues will be generally offset by an expected increase in our hosting costs related to our freemium games;

• our expectations regarding our operating expenses, including anticipated increased spending on sales and marketing and research and development initiatives during 2012 compared with 2011, as well as the anticipated impact that our acquisitions of Blammo and Griptonite will have on our operating expenses;

• our expectation that we will release 23 new freemium games for smartphones in 2012, with 18 of such titles expected to be launched in the second half of 2012;

• our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;

• our assessments and estimates that determine our effective tax rate and valuation allowance, and our expectation that the liability for uncertain tax positions could decrease by approximately $589,000 within the next nine months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business; and

• our belief that our cash and cash equivalents and cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the first three months of 2012, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended March 31, 2012 were $21.5 million, a 31% increase compared to the three months ended March 31, 2011 in which we reported revenues of $16.4 million. This increase in revenues was primarily due to a significant increase in our revenues that we generated from games for smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system. We believe that the migration of users from feature phones to smartphone devices, which offer enhanced functionality, will continue to accelerate during 2012 and for the foreseeable future as consumers increasingly upgrade their mobile phones. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones and tablet devices, such as Apple’s iPad and tablets utilizing Google’s Android operating system such as Amazon’s Kindle Fire, and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.

For us to succeed in 2012 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on smartphone and tablet digital storefronts, which include Apple’s App Store, the Google Play Store, Amazon’s Appstore and Microsoft’s Windows Marketplace. Our smartphone revenues accounted for approximately 81% and 36% of our revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of mobile “freemium” games — games that are downloadable without an initial charge, but which enable a variety of additional content and features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games. In addition, our freemium games are generally designed to be persistent experiences maintained through regular content updates. We believe this approach will enable us to build and grow a longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to continue to have the substantial majority of our freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.

Our smartphone revenues surpassed our feature phone revenues for the first time on a quarterly basis in the second quarter of 2011 and have continued to grow in each succeeding quarter. However, continuing to significantly grow our revenues from smartphones and tablets may be challenging for us for several reasons, including: (1) we have encountered difficulties in retaining users of our games for any significant length of time after they initially download our games and only a small percentage of users ever purchase virtual currency in our games, and these factors have combined to reduce the overall average lifetime value of our users; (2) the open nature of many of the smartphone and tablet storefronts substantially increases the number of competitive products and competitors to produce them, many of which may devote large marketing budgets to promoting their titles reducing the likelihood of consumer discovery of our titles; (3) we have only relatively recently concentrated our efforts on developing and marketing freemium games; (4) our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers has caused us, and may continue to cause us to have, difficulty optimizing the monetization of our freemium games; and (5) our freemium games may not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, a failure to achieve prominent storefront featuring for such games or as a result of the large file sizes of many of our games.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by digital storefront owners or our carriers to alter their terms related to the distribution of our games. For example, during the quarter ended June 30, 2011, Apple stopped permitting publishers to include certain types of offers in games sold through the Apple App Store, and this change in Apple policy has negatively impacted our smartphone revenues. In addition, Apple recently began rejecting applications that access a user’s unique device identifier (UDID), and this change in policy could negatively impact the smartphone revenues that we derive from advertisements, at least in the short term. Our revenues depend on a variety of other factors, including our relationships with digital storefront owners, carriers, other distributors and our licensors. The loss of any of our key relationships could adversely impact our revenues in the future.

Our net loss in the three months ended March 31, 2012 was $6.8 million versus a net loss of $3.2 million in three months ended March 31, 2011. This increase in our net loss was primarily due to an increase in operating expenses of $9.9 million driven by additional personnel and facility costs associated with the acquisitions of Griptonite and Blammo, increased research and development and sales and marketing expenses associated with the development and launch of our freemium titles and additional contingent consideration expense related to the Blammo acquisition. We also had an increase in our other income and expenses of $546,000 related primarily to unfavorable foreign exchange revaluations in the first three months of 2012 compared to the comparable period of 2011. This increase was partially offset by a $5.1 million increase in revenues due to continued growth in sales of our smartphone games and a decrease in our cost of revenues by $1.3 million due to a decrease in royalty-burdened revenues as we continued to focus on developing and selling games based on our own original intellectual property. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and these currencies fluctuated significantly in 2011 and the first three months of 2012.

We significantly increased our spending on sales and marketing initiatives in the first quarter of 2012 as compared with the first quarter of 2011 in connection with the launch and promotion of our freemium games, and we expect our sales and marketing expenditures to continue to increase during 2012, particularly in the second half of 2012 when we will launch the majority of our titles for the year; we expect to launch a total of 23 new freemium titles in 2012, of which we expect to release 18 in the second half of 2012. We also expect that our expenses to develop and port games for smartphones and tablets will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these devices. In addition, we expect our overall operating expenses, particularly our research and development expenses, to significantly increase in 2012 compared with 2011 due to our acquisitions of Griptonite and Blammo. As a result of these acquisitions and the increased spending on sales and marketing and research and development initiatives, we expect to use a significant amount of cash in operations in 2012, though at declining rates as we continue releasing products developed by the Griptonite studio.

Our ability to attain profitability will be affected by our ability to grow our revenues, including our ability to derive significant revenues from the efforts of Blammo and, in particular, Griptonite, and the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that the restructuring measures we implemented during 2010 and 2011, which primarily consisted of headcount reductions, will have a beneficial effect on our overall operating expenses, but will not fully offset the expected increases in our operating expenses. Our business has historically been impacted by seasonality, as many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase new mobile phones and tablets, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between mobile phone and tablet purchases and game purchases, some of this holiday impact occurs for us in our first calendar quarter. In addition, companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the smartphone revenues we derive from advertisements in our freemium games. We expect these seasonal trends to continue in the future.

Cash and cash equivalents at March 31, 2012 totaled $28.9 million, a decrease of $3.3 million from the $32.2 million balance at December 31, 2011. This decrease was primarily due to $4.1 million of cash used in operations and $286,000 of capital expenditures. These outflows were partially offset by $1.2 million of proceeds received from warrant exercises, option exercises and purchases under our employee stock purchase program. On April 1, 2012, we utilized $5.0 million in cash in connection with the acquisition of the Deer Hunter brand assets (see “Significant Transactions” below), which transaction is not reflected in our cash and cash equivalents balance at March 31, 2012. We believe our cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Significant Transactions

Deer Hunter Brand Assets

On April 1, 2012, we acquired from Atari, Inc. (“Atari”) its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5.0 million in cash (the “Consideration”). This transaction was structured as (1) the assignment of the Deer Hunter trademark and associated domain names (the “Brand Assets”) for $1.0 million in cash pursuant to a Trademark and Domain Name Purchase Agreement between Glu and Atari (the “Trademark Purchase Agreement”) and (2) an exclusive, irrevocable, sublicensable and transferable worldwide license to the other intellectual property associated with the Deer Hunter brand (collectively, the “Deer Hunter IP Assets”) for $4.0 million in cash pursuant to a License Agreement between Glu and Atari (the “License Agreement” and, together with the Trademark Purchase Agreement, the “Agreements”). The License Agreement has a term equal to the longer of (A) 99 years and (B) the expiration of the copyrights in and copyrightable elements of the Deer Hunter IP Assets. The Agreements were dated as of March 31, 2012 and the transaction closed on April 1, 2012.

Pursuant to the Agreements, Atari has the right through September 30, 2015 to continue to use the Brand Assets and Deer Hunter IP Assets in connection with its worldwide distribution of its entertainment software applications based on the Deer Hunter brand that are in existence on the Effective Date (the “Atari Products”) on certain desktop and laptop platforms. In exchange for these rights, Atari has agreed to pay us a royalty on the revenues generated from its distribution and other commercial exploitation of the Atari Products. In addition, Atari is also subject to certain restrictions with respect to competing in the animal hunting genre through September 30, 2015.

Pursuant to the License Agreement, we have agreed to pay Atari a royalty calculated as a percentage of our net revenues generated from the sale or other commercial exploitation of its applications and other products based on the Deer Hunter brand, (“Net Revenues”), with all such royalties applied against the Consideration. The Consideration is fully recoupable against all royalties payable to Atari before any such royalties are paid to Atari. In determining our Net Revenues, we are permitted certain capped deductions for developments costs, marketing costs and overhead costs.

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

The first title created by Blammo was released in the fourth quarter of 2011 and the first title created by our Griptonite studio was released in the first quarter of 2012.

Public Offering

In January 2011, we completed an underwritten public offering (the “2011 Public Offering”) in which we sold an aggregate of 8,414,635 shares of our common stock at a price to the public of $2.05 per share for net proceeds of approximately $15.7 million after underwriting discounts and commissions and offering expenses. The underwriters of the 2011 Public Offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets.

Critical Accounting Policies and Estimates

Management believes there were no significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2012 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Feature phone	$4,165	$10,478
Smartphone	17,379	5,948

Revenues	$21,544	$16,426

Our revenues increased $5.1 million, or 31.2%, from $16.4 million for the three months ended March 31, 2011 to $21.5 million for the three months ended March 31, 2012, due to a $11.4 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android-based devices related primarily to micro-transactions, offers and advertisements. This was partially offset by a $6.3 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $7.2 million of revenues as of March 31, 2012 relating primarily to offers and in-app-purchases which have been deferred over their average useful lives. International revenues (defined as revenues generated from carriers and other distributors whose principal operations are located outside the United States) was relatively flat in the three months ended March 31, 2011 compared to the three months ended March 31, 2012. Our Americas, excluding the United States, EMEA and China revenues declined by approximately $1.8 million, primarily related to declining feature phone revenues. This decrease was largely offset by a $1.7 million increase in our other geographic revenues, primarily related to increased revenues from Korea and Australia resulting from additional revenues attributable to smartphone storefronts and OEM relationships. Our smartphone revenues exceeded our feature phone revenues for the fourth consecutive quarter and we believe that this transition will enable us to have continued revenue growth for the longer term. Additionally, we have experienced significant growth with respect to the revenues that we derive from micro-transactions, advertisements and offers in our freemium games, and expect to experience additional growth from these revenue sources during the remainder of 2012.

Cost of Revenues

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Cost of revenues:
Royalties and other cost of revenues	$2,557	$3,840
Amortization of intangible assets	753	817

Total cost of revenues	$3,310	$4,657

Revenues	$21,544	$16,426

Gross margin	84.6%	71.6%

Our cost of revenues decreased $1.3 million, or 28.9%, from $4.7 million in the three months ended March 31, 2011 to $3.3 million in the three months ended March 31, 2012. This decrease was primarily due to a $1.6 million decrease in royalties associated with a decline in royalty-burdened revenue and a $64,000 decrease in amortization of intangible assets. This decrease was partially offset by a $359,000 increase in hosting fees to support our freemium titles. Revenues attributable to games based upon our own original intellectual property increased as a percentage of revenues from 35.2% in the three months ended March 31, 2011 to 74.2% in the three months ended March 31, 2012, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased slightly from 33.2% in the three months ended March 31, 2011 to 34.0% in the three months ended March 31, 2012. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 23.4% in the three months ended March 31, 2011 to 8.8% in the three months ended March 31, 2012. We expect that our gross margin will remain relatively flat for the remainder of 2012; as sales of games based on our own original intellectual property replaces branded game sales, we expect that this benefit will be offset by increased hosting costs related to our freemium games.

Research and Development Expenses

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Research and development expenses	$15,033	$7,166
Percentage of revenues	69.8%	43.6%

Our research and development expenses increased $7.9 million, or 109.8%, from $7.2 million in the three months ended March 31, 2011 to $15.0 million in the three months ended March 31, 2012. The increase in research and development costs was primarily due to a $3.8 million increase in salaries, benefits and variable compensation under our employee bonus plans as we increased our research and development headcount from 290 employees at March 31, 2011 to 482 employees as of March 31, 2012, mainly resulting from the acquisition of the Griptonite and Blammo studios in the third quarter of 2011. The increase was also due to a $3.2 million increase in stock-based compensation expense, primarily resulting from vesting and changes in the fair market values of contingent consideration issued to employees who are former shareholders of Blammo, a $634,000 increase in allocated facility and overhead costs associated with higher headcount and a $187,000 increase in outside service fees associated with the development of new freemium smartphone games by external developers and localization of our titles into various languages. As a percentage of revenues, research and development expenses increased from 43.6% for the three months ended March 31, 2011 to 69.8% for the three months ended March 31, 2012. Research and development expenses included $3.3 million of stock-based compensation expense in the three months ended March 31, 2012 and $100,000 in the three months ended March 31, 2011. We anticipate that our research and development expenses will continue to increase during 2012, primarily due to increased headcount. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo employee shareholders, as the fair value of the contingent consideration will be measured during each quarter until the end of the earn-out period in March 2015.

Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Sales and marketing expenses	$4,375	$3,757
Percentage of revenues	20.3%	22.9%

Our sales and marketing expenses increased $618,000, or 16.4%, from $3.8 million in the three months ended March 31, 2011 to $4.4 million in the three months ended March 31, 2012. The increase was primarily due to a $754,000 increase in marketing promotions associated with our freemium games, which was partially offset by a $176,000 decrease in consulting fees, due to lower costs associated with our outsourced sales and marketing function in Latin America. Salaries, benefits and variable compensation costs remained relatively flat despite reducing our sales and marketing headcount from 44 at March 31, 2011 to 38 at March 31, 2012, as these headcount reductions were mainly in low cost locations and any costs savings were offset by increased variable compensation. As a percentage of revenues, sales and marketing expenses decreased from 22.9% in the three months ended March 31, 2011 to 20.3% in the three months ended March 31, 2012. Sales and marketing expenses included $115,000 of stock-based compensation expense in the three months ended March 31, 2012 and $66,000 in the three months ended March 31, 2011. We expect our sales and marketing expenditures to continue to increase in 2012 in connection with the sales and marketing initiatives we intend to undertake related to the 23 new freemium games for smartphones we intend to release during 2012, 18 of which we expect will be released in the second half of 2012.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
General and administrative expenses	$4,366	$2,934
Percentage of revenues	20.3%	17.9%

Our general and administrative expenses increased $1.4 million, or 48.8%, from $2.9 million in the three months ended March 31, 2011 to $4.4 million in the three months ended March 31, 2012. The increase was primarily due to a $645,000 change in the fair market value of contingent consideration issued to the Blammo non-employee shareholders, a $536,000 increase in salaries, benefits and variable compensation as headcount increased from 50 at March 31, 2011 to 63 at March 31, 2012 and a $464,000 increase in professional, consulting and outside service fees associated with external legal, audit and valuation services. The increase in our general and administrative expenses was partially offset by a $374,000 decrease in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses increased from 17.9% in the three months ended March 31, 2011 to 20.3% in the three months ended March 31, 2012. General and administrative expenses included $461,000 of stock-based compensation expense in the three months ended March 31, 2012 and $231,000 in the three months ended March 31, 2011. We anticipate that our general and administrative expenses will increase slightly during 2012. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our amortization of intangible assets increased from zero in the three months ended March 31, 2011 to $495,000 in the three months ended March 31, 2012. This increase was due to amortization expense associated with non-compete agreements capitalized at their fair value as part of the purchase accounting for both the Griptonite and Blammo acquisitions. Our restructuring charge decreased from $490,000 in the three months ended March 31, 2011 to zero in the three months ended March 31, 2012. Our restructuring charges in the prior year were comprised of employee termination costs in our United States, China, Brazil and United Kingdom offices and facility charges from vacating a portion of our Moscow offices.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $180,000 during the three months ended March 31, 2011 to net expense of $366,000 in the three months ended March 31, 2012. This increase was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Income tax provision decreased from $774,000 in the three months ended March 31, 2011 to $440,000 in the three months ended March 31, 2012. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. We expect our effective tax rate in 2012 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. At March 31, 2012, we anticipated that the liability for uncertain tax positions could decrease by approximately $589,000 within the next nine months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$1,810	$1,244
Cash flows used in operating activities	(4,144)	(2,121)
Cash flows used in investing activities	(286)	(478)
Cash flows provided by financing activities	1,171	13,942

Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities. As of March 31, 2012 we had an accumulated deficit of $218.7 million.

Operating Activities

In the three months ended March 31, 2012, net cash used in operating activities was $4.1 million, primarily due to a net loss of $6.8 million, a decrease in accounts payable of $1.2 million, a decrease in accrued compensation of $921,000 and an increase in accounts receivable of $1.2 million. These amounts were partially offset by adjustments for non-cash items, including stock-based compensation expense of $3.8 million, amortization expense of $1.2 million and a change in fair value of the Blammo non-employee contingent consideration of $645,000.

For the three months ended March 31, 2011, net cash used in operating activities was $2.1 million, primarily due to a net loss of $3.2 million, an increase in accounts receivable of $1.3 million due to timing of cash collections, a decrease in accrued royalties of $1.3 million and a $500,000 decrease in accrued restructuring charges. These amounts were partially offset by a decrease in prepaid royalties of $928,000 and a decrease in prepaid expenses of $886,000. In addition, we had adjustments for non-cash items, including amortization expense of $817,000, depreciation expense of $427,000, stock-based compensation expense of $397,000 and impairment of prepaid royalties of $371,000.

We may decide to enter into new or renew existing licensing arrangements that may require us to make royalty payments at the outset of the agreement or to enter into new development agreements that may require us to make payments at the outset of the agreement. If we do sign these agreements, this could significantly increase our future use of cash in operating activities.

Investing Activities

In the three months ended March 31, 2012, we used $286,000 of cash for investing activities resulting primarily from purchases of computer, server and networking equipment to support our freemium games and purchases of software.

In the three months ended March 31, 2011, we used $478,000 of cash for investing activities resulting primarily from purchases of computer, server and networking equipment to support our freemium games, purchases of software and the making of leasehold improvements.

Financing Activities

In the three months ended March 31, 2012, net cash provided by financing activities was $1.2 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

In the three months ended March 31, 2011, net cash provided by financing activities was $13.9 million due primarily to $15.9 million of net proceeds received from the 2011 Public Offering and $1.1 million of proceeds received from option exercises, warrant exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $2.3 million that we repaid under our credit facility and a payment of $698,000 relating to taxes that had been withheld on the December 31, 2010 payment made to the former MIG shareholders with respect to promissory notes we had issued to such shareholders.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $28.9 million as of March 31, 2012. This balance does not reflect the payment of $5.0 million in cash to Atari in April 2012 to acquire the Deer Hunter brand assets. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $7.3 million and $7.4 million as of March 31, 2012 and December 31, 2011, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, in 2009 and 2010 we repatriated certain distributable earnings from a subsidiary in China. No deferred tax asset was recognized since we do not believe the deferred tax asset will reverse in the foreseeable future.

We expect to fund our operations and satisfy our contractual obligations during 2012 primarily through our cash and cash equivalents and cash flows from operations. However, as a result of the acquisitions of Griptonite and Blammo, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with the release of our new freemium games, we expect to use a significant amount of cash in our operations during 2012 as we seek to grow our business. We believe our cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, the impact of foreign currency rate changes, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, usage of cash to fund our foreign operations, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.

Our $8.0 million credit facility expired on June 30, 2011. We may seek in the future to enter into a new credit facility, but, in the event that we elect to do so, we cannot assure you that we will be able to enter into a new facility on terms favorable to us or at all.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital by selling convertible debt, preferred stock (convertible into common stock or unconvertible) or common stock, potentially pursuant to our effective universal shelf registration statement, procuring a new credit facility and/or selling some of our assets. We may be unable to raise additional capital through the sale of securities, or to do so on terms that are favorable to us, particularly given current capital market and overall economic conditions. Any sale of convertible debt securities or additional equity securities could result in substantial dilution to our stockholders as was the case with the private placement of our common stock and warrants to purchase our common stock that we completed in August 2010 and the 2011 Public Offering. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Additionally, we may be unable to procure a new credit facility, or to do so on terms that are acceptable to us, particularly in light of the current credit market conditions.

Contractual Obligations

The following table is a summary of our contractual obligations as of March 31, 2012:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$6,878	$2,452	$4,320	$106	$—
Guaranteed royalties(1)	209	209	—	—	—
Developer commitments(2)	185	185	—	—	—
Uncertain tax position obligations, including interest and penalties(3)	5,362	—	—	—	5,362
Blammo earn-out (4)	5,742	—	5,742	—	—

Total contractual obligations	$18,376	$2,846	$10,062	$106	$5,362

*	Represents the remaining nine months of 2012

(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile devices based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales.
(2)	We have contracts with various third-party developers to design and develop games for advanced platforms. These contracts require us to advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones.

(3)	As of March 31, 2012, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of March 31, 2012, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.
(4)	As of March 31, 2012, the contingent consideration issued to the former Blammo shareholders had a fair value of $5.7 million. The fair value represents the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2013, fiscal 2014 and fiscal 2015. As of March 31, 2012, we had recorded $4.3 million on our condensed consolidated balance sheets under the caption “Other long-term liabilities” as employee shareholders of Blammo must continue to provide services during the earnout periods.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our market risk profile has not changed significantly during the first three months of 2012.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2012, we had no short-term investments and substantially all $28.9 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of March 31, 2012 and December 31, 2011, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, Italy, Russia and Spain and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from domestic and international platform operators, wireless carriers and other customers. We perform ongoing credit evaluations of our customers’ financial condition but generally require no collateral from them. At March 31, 2012, Apple accounted for 36.0%, Google accounted for 10.6% and Tapjoy accounted for 10.6% of our total accounts receivable. At December 31, 2011, Apple accounted for 26.6%, Tapjoy accounted for 18.0%, Telecomunicaciones Movilnet accounted for 11.7% and Google accounted for 10.3% of our total accounts receivable. No other customer represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 70 countries in more than 20 different currencies, and in 2011 and in the first three months of 2012, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception, including a net loss of $13.4 million in 2010, a net loss of $21.1 million in 2011 and a net loss of $6.8 million in the three months ended March 31, 2012. As of March 31, 2012, we had an accumulated deficit of $218.7 million. We expect our costs to increase as we implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new games designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. In addition, our costs have increased significantly as a result of our acquisitions of Blammo and Griptonite due to the addition of nearly 200 employees and independent contractors. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our revenues declined in each of 2009 and 2010 from the preceding year, and only increased slightly in 2011 from 2010 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2010 and 2011, we incurred aggregate charges of approximately $4.3 million and $1.1 million for royalty impairments and restructuring activities. As of March 31, 2012, an additional $404,000 of prepaid royalties remained on our balance sheet that are potentially subject to future impairment. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.

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

•	the popularity of new games and games released in prior periods;

•	changes in the prominence of storefront featuring for our leading games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile handsets, tablets, games and related content;

•	our success in developing and monetizing freemium games for smartphones and tablets;

•

our ability to increase the daily and monthly active users of our freemium games that we develop for smartphones and tablets, as well as the level of engagement of these users and the length of time these users continue to play our games;

•

changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within certain of our games;

•	the expiration of existing content licenses for particular games;

•

the amount and timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2010 and 2011, we impaired $663,000 and $531,000, respectively, of certain prepaid royalties and royalty guarantees;

•

changes in pricing policies by us, our competitors or our carriers and other distributors, including to the extent that smartphone digital storefront owners impose a platform tax on our revenues derived from offers;

•	changes in the mix of original intellectual property and licensed-content games, which have varying gross margins;

•	the timing of successful mobile device launches;

•	the seasonality of our industry;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our ability to successfully migrate talent acquired through our Griptonite transaction to creating successful freemium titles;

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

As a result of the continued migration of users from traditional feature phones to smartphones, we expect our feature phone revenues, which represented 19.3%, 47.0% and 84.7% of our revenues in the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, respectively, to continue to decrease significantly for the foreseeable future. For us to succeed in 2012 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts (such as Apple’s App Store, the Google Play Store, Amazon’s Appstore and Microsoft’s Windows Marketplace), as well as significantly increase the number of players of our games and the average lifetime value of these players. Our efforts to continue to significantly increase our revenues derived from games for smartphones and tablets may prove unsuccessful or, even if successful, it may take us longer to achieve the revenue growth that we anticipate because, among other reasons:

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

We expect that a significant portion of our development activities for smartphones and tablets in 2012 and beyond will be focused on freemium games — games that are downloadable without an initial charge, but which enable a variety of additional content and features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Our efforts to develop freemium games for smartphones and tablets may prove unsuccessful or, even if successful, may take us longer to achieve significant revenue than anticipated because, among other reasons:

•	we have relatively limited experience in successfully developing and marketing freemium games, having launched our first freemium titles in the fourth quarter of 2010;

•

our relatively limited experience with respect to creating games that include micro-transaction capabilities, advertising and offers may cause us to have difficulty optimizing the monetization of our freemium games;

•	changes in Apple’s policies that have limited our ability to use certain types of virtual currency-incented advertising offers and other monetization techniques in our games;

•

changes in Apple’s policies with regard to the ability of applications to access a user’s unique device identifier (UDID), which could negatively impact the smartphone revenues that we derive from advertisements, at least in the short term;

•

some of our competitors have released a significant number of freemium games on smartphones and tablets, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•

we intend to continue to develop the significant majority of our freemium games based upon our own intellectual property rather than well-known licensed brands, and, as a result, we may encounter difficulties in generating sufficient consumer interest in our games, particularly since prior to 2011, we had relatively limited success in generating significant revenues from games based on our own intellectual property;

•

freemium games currently represent a minority of the games available on smartphones and tablets and have a limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•

our strategy with respect to developing freemium games assumes that a large number of consumers will download our games because they are free and that we will subsequently be able to effectively monetize these games via in-app purchases, offers and advertisements; however, some smartphones charge users a fee for downloading content, and users of these smartphones may be reluctant to download our freemium games because of these fees, which would reduce the effectiveness of our product strategy;

•

our freemium games may otherwise not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, a failure to achieve prominent storefront featuring for such games or the inconvenience associated with downloading our thick-client games — our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device.

•

even if our freemium games are widely downloaded, we may fail to retain users of these games or optimize the monetization of these games for a variety of reasons, including poor game design or quality, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues or our failure to effectively respond and adapt to changing user preferences through updates to our games;

•

we have encountered difficulties in keeping users engaged in our freemium games for a significant amount of time subsequent to their initial download of the games, and we may have difficulty increasing consumer retention in our games;

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

If we do not achieve a sufficient return on our investment with respect to developing and selling freemium games, it will negatively affect our operating results and may require us to formulate a new business strategy.

We derive the significant majority of our smartphone revenues from Apple’s iOS and Google’s Android platforms, and if we are unable to maintain a good relationship with each of Apple and Google or if the Apple App Store or the Google Play Store were unavailable for any prolonged period of time, our business will suffer.

The significant majority of our smartphone revenues are derived from Apple’s iOS and Google’s Android platforms, which accounted for 34% and 11%, respectively, of our total revenues in 2011 and 55% and 21%, respectively, of our total revenues in the three months ended March 31, 2012. We believe that we have maintained a good relationship with both Apple and Google, which has contributed to the majority of our games receiving featuring on their storefronts when they are commercially released. Accordingly, any deterioration in our relationship with either Apple or Google would materially harm our business and likely cause our stock price to decline.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently utilize such offers negatively impacted our smartphone revenues thereafter. In addition, Apple recently began rejecting applications that access a user’s UDID, and this change in policy could negatively impact the smartphone revenues that we derive from advertisements, at least in the short term. Any similar changes in the future that impacts our freemium revenues could materially harm our business, and we may not receive any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We have a relatively new business model with a short operating history and rely on a small portion of our total players for nearly all of our smartphone revenue that we derive from in-app purchases.

In early 2010, we revised our business model to focus on becoming a leading publisher of mobile freemium games. Our freemium games are provided as a live service and are generally designed to be persistent experiences maintained through regular content updates, which requires continuous investment by us. We have a short history operating in this business model, which limits the experience upon which we can draw when making operating decisions, and we may be less successful executing our new business than we anticipate.

The fact that our freemium games can be downloaded and played for free has contributed to our success in generating large numbers of installs and significantly growing our user base. However, only a small portion of our daily and monthly active users ever purchase virtual currency or goods in our games. In order to significantly increase our smartphone revenues, we must increase the number of users of our games and keep them playing our games for a longer period of time so that we can more effectively monetize these users. To attract and retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We have to date encountered difficulties in keeping users engaged in our freemium games for a significant amount of time subsequent to their initial download of the games, and we might not succeed in our efforts to increase the average lifetimes of our users, particularly if we are unable to increase the number of social features in our games. If we fail to grow our daily and monthly active users, if the rates at which we attract and retain players does not increase or if the average amount our users pay declines, our business may not grow, our financial results will suffer, and our stock price may decline.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

In August 2011, we completed the acquisitions of Griptonite and Blammo, and in April 2012, we acquired from Atari, Inc. the Deer Hunter trademark and associated domain names and entered into an exclusive, irrevocable, worldwide long-term license with Atari with respect to the other intellectual property assets associated with the Deer Hunter brand. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of studio teams, technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business, including Griptonite and Blammo, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

The integration of Griptonite has been, and may continue to prove to be, particularly challenging due to its size, as Griptonite has nearly 200 employees and independent contractors compared with approximately 400 employees at Glu prior to the Blammo and Griptonite acquisitions, as well as the fact that Griptonite has historically built premium games on a work-for-hire basis for non-smartphone platforms such as Microsoft’s Xbox 360, Nintendo’s Wii, Nintendo’s DS and Sony’s PSP. We have invested, and will continue to invest, considerable management time and resources in order to educate the Griptonite studio personnel with respect to the development of freemium games for smartphone platforms, and cannot yet be sure that these efforts will prove successful since we have to date commercially released only three freemium games that were developed by the Griptonite studio. If we are not successful in these efforts, it will adversely impact our operating results given the significant increase in our operating expenses that have resulted from such acquisition.

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

With respect to our freemium games that we publish for smartphones and tablets, we compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Tencent and many well-funded private companies. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than freemium; Electronic Arts and Gameloft have historically been our two primary feature phone competitors with regard to feature phone gaming. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 100,000 active games were available on Apple’s App Store as of April 30, 2012. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing spending to market our products or increasing our development costs.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience with the freemium games business model;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms such as console gaming or social networking websites to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater resources to make acquisitions;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

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

Our business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful freemium games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, although we have enjoyed success with respect to a number of our action/adventure freemium games, such as Big Time Gangsta’, Blood & Glory, Contract Killer, Contract Killer: Zombies, Deer Hunter Reloaded, Eternity Warriors, Frontline Commando, Gun Bros and Samurai vs. Zombies Defense, we have had more limited success with respect to our casual titles, with only Bug Village, Small Street and Stardom: The A-List generating significant revenues. If we fail to develop casual titles that achieve broad market acceptance, it could limit our potential revenue growth and harm our operating results. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our games or if we incur excessive expenses promoting and maintaining our brand or our games, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels, such as Apple’s App Store and the Google Play Store, and maintaining our existing relationships with wireless carriers, distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing freemium games based on our own intellectual property. Our ability to promote the Glu brand depends on our success in providing high-quality games. Similarly, recognition of our games by end users depends on our ability to develop engaging games of high quality with attractive titles. However, our success also depends, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if digital storefront owners or wireless carriers fail to provide high levels of service, our end users’ ability to access our games may be interrupted or end users may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand. If end users, digital storefront owners, branded content owners and wireless carriers do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by our end users, digital storefront owners and wireless carriers, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games will be costly and will involve extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Moreover, if a game is introduced with defects, errors or failures or unauthorized objectionable content or if a game has playability issues such as game unavailability, long load times or a unexpected termination of the game due to data server or other technical issues, we could experience damage to our reputation and brand, and our attractiveness to digital storefront owners, wireless carriers, licensors, and end users might be reduced. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our users have encountered with our games. In addition, although we have significantly increased our sales and marketing-related expenditures in connection with the launch of our freemium games, these efforts may not succeed in increasing awareness of our brand and new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

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

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2011 and 2010, we generated approximately 49.5% and 41.6% of our revenues, respectively, from our top ten games. However, other than Gun Bros, which generated 11.1% of our total revenues in 2011, no individual game represented more than 10% of our revenues in either of those years. Our growth depends on our ability to consistently launch new freemium games that generate significant revenues. In addition, we seek to extend the lives of our successful freemium games through regular content updates. The development and launch of our new freemium games and regular content updates require the investment of significant time and resources with no guarantee that they will result in significant revenues. If our new freemium games are not successful or if we are not able to cost-effectively extend the lives of our successful freemium games, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those utilizing the Android operating system, our smartphone revenues and financial results could suffer.

The majority of our smartphone revenues are derived from the sale of games for smartphones and tablets that utilize Apple’s iOS or Google’s Android operating systems. Unlike the Apple ecosystem in which Apple controls both the device (iPod, iTouch and iPad) and the storefront (Apple’s App Store), there is a high-degree of fragmentation with respect to Android, as a large number of OEMs manufacture and sell Android-based devices with a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store. In order for us to sell our games to as wide as possible an audience of Android users, we must port, or convert into separate versions, our games to a significant percentage of the numerous Android-based devices that are commercially available, many of which have different technological requirements. These include devices with various combinations of underlying technologies, Android operating system version, user interfaces, keypad layouts, screen resolutions, sound capabilities and other OEM-specific customizations. Since our Android-based smartphone revenues are growing, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could harm our business, operating results and financial condition. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our smartphone revenues and financial results could suffer.

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

We derive a significant portion of our smartphone revenues from advertisements and offers that are incorporated into our games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.

We derive revenues from our freemium games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with sufficient inventory of advertisements and offers to meet the demand of our large and growing daily and monthly active user base. If we exhaust the available inventory of these third parties, it will negatively impact our smartphone revenues. In addition, a large amount of consolidation has occurred, and will likely continue to occur, in the mobile gaming space, including with respect to companies that provide advertisements and offers. If our relationship with any of the companies that we work with (including Tapjoy, which accounted for 13% and 12% of our total revenues in 2011 and the three months ended March 31, 2012, respectively) terminates for any reason, including due to acquisition, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which would negatively impact our revenues, at least in the short term. Furthermore, the revenue we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the quarter.

The actions of the operators of the platforms on which we distribute our games can also negatively impact the revenues that we generate from advertisements and offers. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently utilize such offers negatively impacted our smartphone revenues thereafter. In addition, Apple recently began rejecting applications that access a user’s UDID, and this change in policy could negatively impact the smartphone revenues that we derive from advertisements, at least in the short term. Any similar changes in the future that impacts our revenues that we generate from advertisements and offers could materially harm our business, and we may not receive any advance warning of such change.

If sales of feature phones in our carrier-based business or the average selling prices of our games sold through wireless carriers decline more rapidly than we currently expect, it could have a material adverse impact on our revenues, financial position and results of operations.

We currently derive a significant portion of our revenues from sales of our games on feature phones through wireless carriers. However, our feature phone revenues declined from $54.5 million in 2010 to $31.1 million in 2011 and from $10.5 million for the three months ended March 31, 2011 to $4.2 million for the three months ended March 31, 2012, which was primarily due to the continuing migration of consumers from feature phones to smartphones. We believe that the decline in the sales of feature phones and the transition of consumers to smartphones will continue to accelerate in 2012 and beyond. In addition, due to the accelerating decline in the sales of feature phones, we intend to distribute significantly fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. However, if our feature phone revenues decline more rapidly than we currently anticipate, it would negatively impact our overall revenues and cash flows from operations, which could in turn negatively impact our ability to invest resources in developing and marketing our freemium games for smartphone platforms. In addition, games sold on smartphones typically have lower average prices than our games sold on feature phones, and as consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on feature phones. Any unexpected acceleration in the slowdown in revenues generated from feature phones, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 70 countries in more than 20 different currencies, with Pounds Sterling and Euros being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in 2010, 2011 and the first three months of 2012, and expect to experience continued significant fluctuations in the future. These issues may continue to negatively impact the economy and our growth. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 50.7% and 78.1% of our revenues in 2011 and 2010, respectively. In 2011, revenues derived under various licenses from our five largest licensors, Activision, Atari, Caesar’s, Fremantle Media and 2waytraffic, together accounted for approximately 30.9% of our revenues. Creating games based on well-known, licensed brands has historically been critical to the success of our feature phone business, as this helped us achieve more prominent placement on our wireless carriers’ decks and contributed to greater commercial success with feature phone consumers. In addition, the majority of our premium games that we initially released for smartphones were based on licensed brands. However, we have shifted our business strategy towards becoming the leading publisher of mobile freemium games, and we intend to continue to have the substantial majority of these freemium games be based upon our own intellectual property. As a result, we have allocated a significantly smaller amount of our operating budget to licensing deals and might elect not to renew our existing brand and content licenses when they expire. In addition, we intend to only selectively enter into new licensing arrangements in future periods. Our existing licenses expire at various times during the next several years, and our revenues will be negatively impacted to the extent that we lose the right to distribute games based on licensed content. For example, our right to publish our World Series of Poker game for smartphones and tablets expired on March 31, 2012, which will negatively impact our smartphone revenues. The expected decline in the revenues we derive from games based on licensed brands could have an unexpectedly greater impact on our overall revenues and operating results to the extent that we are not successful in significantly increasing our revenues from games developed for smartphones and tablets based on our own intellectual property.

We rely on a combination of our own servers and third party infrastructure to operate our freemium games. If we experience any system or network failures, cyber attacks or any other interruption to our freemium games delivered as a live service, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts, wireless carriers and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for the downloading of our games. We also rely on our own servers and third-party infrastructure to operate our freemium games that are delivered as a live service, to maintain and provide our analytics data and to deliver games on demand to end users through our carriers’ networks. In particular, a significant portion of our freemium game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids, and we expect to continue utilizing Amazon for a significant portion of our hosting services for the foreseeable future. In addition, we have begun utilizing GameSpy Technology’s service in connection with providing multiplayer matchmaking functionality in our Gun Bros game on the Android platform, and intend to utilize GameSpy’s service for some of our freemium games that we intend to release in the second half of 2012. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies could result in the theft of end user personal information, the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases or our analytics data, or interfere with access to some aspects of our games. For example, some users of our Android-based games have experienced issues receiving the virtual currency that they purchased and paid for. In addition, in connection with the release of our Gun Bros game on Apple’s App Store in the fourth quarter of 2010, we experienced issues with our data servers that resulted in gameplay issues and the loss of some users’ virtual assets they acquired through in-app purchases. If virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose users of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Furthermore, during the fourth quarter of 2010 and first half of 2011, we lost some of our analytics data, including data with respect to our daily and monthly average users. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

Third parties are developing some of our freemium games, and to the extent that they do not timely deliver high-quality games that meet our and consumer expectations, our business will suffer.

In the first quarter of 2011, we initiated our Glu Partners program, which provides for the external development of some of our games; five of the freemium games that we released during 2011 and the first quarter of 2012 were produced by third parties with which we have a strategic relationship. Prior to 2011, we had previously created and developed all of our games in our internal studios, and we had no prior experience in outsourcing and managing the production of our game concepts by external developers. This inexperience combined with the fact that we had no direct supervision and reduced control over the external development process resulted in games that took longer to develop, were of lesser quality and were more costly to develop than comparable games produced by our internal studios. We intend to continue to utilize third party developers in 2012, though for fewer of our games, and we may face the same challenges that we faced in 2011, or new and unforeseen challenges, as part of these efforts.

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

International sales represented approximately 50.1% and 55.1% of our revenues in 2011 and 2010, respectively. To target international markets, we develop games that are localized and customized for consumers in those markets. We have international offices located in a number of foreign countries including Brazil, Canada, China, England and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues. Risks affecting our international operations include:

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

As a result of our Blammo and Griptonite acquisitions, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with our freemium games that we will release in 2012, we expect to use a significant amount of cash in our operations in 2012 as we seek to grow our business. As of March 31, 2012, we had $28.9 million of cash and cash equivalents, which does not reflect the $5.0 million in cash we spent in April 2012 acquiring the rights to the Deer Hunter brand assets. If our cash and cash equivalents and cash generated from operations are insufficient to meet our cash requirements, we will need to seek additional capital, potentially through an additional debt or equity financing (potentially pursuant to our effective universal shelf registration statement), procuring a new debt facility or selling some of our assets, to fund our operations. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such was the case with respect to the private placement transaction we completed in August 2010 and the underwritten offering of our common stock that we effected in January 2011, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Additionally, our $8.0 million credit facility expired on June 30, 2011, and, if we wish to enter into a new facility, we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, and the European Union is in the process of proposing reforms to its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy related matters, or if any concerns are raised by consumer about our privacy practices, even if unfounded, it could damage our reputation and operating results.

We currently collect certain personally identifiable information regarding our customers, including the unique device identifiers (UDIDs) of our customers’ smartphones and tablets, and expect in the future to collect additional personally identifiable information regarding our customers. Apple recently began rejecting applications that access a user’s UDID, and this change in policy has required us to modify our business practices. We post our privacy policy and our terms of service on our corporate website. In these policies, we describe our practices concerning the use, transmission and disclosure of the information that we collect regarding our users. Any failure by us to comply with our posted privacy policy, terms of service or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the mobile gaming industry is often unclear. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

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

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions such as China where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources. In addition, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NASDAQ Stock Market. The requirements of these rules and regulations has significantly increased our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

As indicated in our definitive proxy statement filed with the SEC on April 27, 2012, we determined that an advisory vote on the compensation of our executive officers will be submitted to our stockholders every three years until the next stockholder vote on the frequency of such advisory vote is required under Section 14A of the Exchange Act.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLU MOBILE INC.

Date: May 10, 2012	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Eric R. Ludwig
Eric R. Ludwig Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01+	Publisher Agreement, dated as of March 15, 2012, by and between Glu Mobile Inc. and Tapjoy, Inc.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS*	XBRL Report Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Label Linkbase Document					X

101.PRE*	XBRL Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.

*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.