Form 10-Q/A
period 2012-06-30
GLU MOBILE INC
filed 2012-10-12
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Glu Mobile Inc. (“Glu”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Filing”), for the sole purpose of amending Item 6 of Part II to re-file Exhibit 10.01 to the Original Filing. Exhibit 10.01 is a License Agreement, dated as of March 31, 2012, that Glu entered into with Atari, Inc. (“Atari”) in connection with Glu’s acquisition of the Deer Hunter brand assets from Atari. Exhibit 10.01 to the Original Filing, portions of which for which we have requested confidential treatment, inadvertently omitted Exhibit B, which is a nondisclosure agreement between Glu and Atari. Glu is re-filing Exhibit 10.01 in its entirety to correct this error.

No changes have been made to the financial statements or any other disclosures contained in the Original Filing. This Amendment does not reflect subsequent events occurring after the filing date of the Original Filing or modify or update in any way disclosures made in the Original Filing.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the Signatures section of this Amendment) are incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLU MOBILE INC.

Date: October 12, 2012	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.					X

10.02+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q	001-33368	10.02	08/09/2012

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	10-Q	001-33368	32.01	08/09/2012

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	10-Q	001-33368	32.02	08/09/2012

101.INS*	XBRL Report Instance Document	10-Q	001-33368	101.INS	08/09/2012

101.SCH*	XBRL Taxonomy Extension Schema Document	10-Q	001-33368	101.SCH	08/09/2012

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	10-Q	001-33368	101.CAL	08/09/2012

101.LAB*	XBRL Taxonomy Label Linkbase Document	10-Q	001-33368	101.LAB	08/09/2012

101.PRE*	XBRL Presentation Linkbase Document	10-Q	001-33368	101.PRE	08/09/2012

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-33368	101.DEF	08/09/2012

+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.

4