Form 10-Q
period 2012-09-30
GLU MOBILE INC
filed 2012-11-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2012: 65,942,295.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,051	$32,212
Accounts receivable, net	14,604	11,821
Prepaid royalties	29	483
Prepaid expenses and other	2,972	1,881

Total current assets	41,656	46,397
Property and equipment, net	4,512	3,934
Other long-term assets	582	404
Intangible assets, net	12,451	10,078
Goodwill	19,276	21,991

Total assets	$78,477	$82,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,903	$6,894
Accrued liabilities	2,468	939
Accrued compensation	6,455	5,404
Accrued royalties	2,849	3,865
Accrued restructuring	118	887
Deferred revenues	8,835	7,139

Total current liabilities	27,628	25,128
Other long-term liabilities	5,920	8,503

Total liabilities	33,548	33,631

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at September 30, 2012 and December 31, 2011; 65,924 and 63,749 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	269,752	260,744
Accumulated other comprehensive income	406	266
Accumulated deficit	(225,235)	(211,843)

Total stockholders’ equity	44,929	49,173

Total liabilities and stockholders’ equity	$78,477	$82,804

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$21,347	$16,905	$66,512	$51,011
Cost of revenues:
Royalties and other cost of revenues	2,194	3,383	6,888	10,344
Amortization of intangible assets	1,025	2,375	2,710	3,895

Total cost of revenues	3,219	5,758	9,598	14,239

Gross profit	18,128	11,147	56,914	36,772

Operating expenses:
Research and development	9,979	10,808	40,709	26,413
Sales and marketing	5,545	3,576	14,621	10,677
General and administrative	2,466	3,748	11,388	10,188
Amortization of intangible assets	495	330	1,485	330
Impairment of goodwill	3,613	—	3,613	—
Restructuring charge	213	—	533	637

Total operating expenses	22,311	18,462	72,349	48,245

Loss from operations	(4,183)	(7,315)	(15,435)	(11,473)
Interest and other income/(expense), net:
Interest income/(expense)	5	4	17	(39)
Other (expense)/income, net	(460)	340	(628)	892

Interest and other income/(expense), net	(455)	344	(611)	853

Loss before income taxes	(4,638)	(6,971)	(16,046)	(10,620)
Income tax benefit/(provision)	1,075	813	2,654	(462)

Net loss	$(3,563)	$(6,158)	$(13,392)	$(11,082)

Net loss per common share — basic and diluted	$(0.06)	$(0.10)	$(0.21)	$(0.20)

Weighted average common shares outstanding — basic and diluted	64,562	60,461	63,865	55,699

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Loss	$(3,563)	$(6,158)	$(13,392)	$(11,082)

Other comprehensive income/(loss):
Foreign currency translation adjustments	436	(536)	140	(869)

Other comprehensive income/(loss)	436	(536)	140	(869)

Comprehensive loss	$(3,127)	$(6,694)	$(13,252)	$(11,951)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,392)	$(11,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,672	1,303
Amortization of intangible assets	4,195	4,225
Stock-based compensation	3,996	1,740
Change in fair value of Blammo earnout	77	(178)
Amortization of loan agreement costs	—	72
Non-cash foreign currency remeasurement loss/(gain)	628	(905)
Impairment of goodwill	3,613	—
Impairment of prepaid royalties and guarantees	—	531
Changes in allowance for doubtful accounts	300	326
Changes in operating assets and liabilities:
Accounts receivable	(175)	1,996
Prepaid royalties	454	1,262
Prepaid expenses and other assets	(1,247)	(107)
Accounts payable	30	961
Accrued liabilities	(377)	(67)
Accrued compensation	57	433
Accrued royalties	(1,062)	(2,783)
Deferred revenues	10	1,451
Accrued restructuring charge	(769)	(1,165)
Other long-term liabilities	(3,138)	(483)

Net cash used in operating activities	(5,128)	(2,470)

Cash flows (used in)/provided by investing activities:
Purchase of property and equipment	(1,740)	(1,972)
Purchase of intangible assets	(5,000)	—
Net cash received from acquisitions	913	10,342

Net cash (used in)/provided by investing activities	(5,827)	8,370

Cash flows from financing activities:
Payments on line of credit	—	(2,288)
Net proceeds from Public Offering	—	15,661
MIG loan payments	—	(698)
Proceeds from exercise of warrants and issuance of common stock	619	3,572
Proceeds from exercise of stock options and ESPP	2,450	1,872

Net cash provided by financing activities	3,069	18,119

Effect of exchange rate changes on cash	(275)	(13)

Net (decrease)/increase in cash and cash equivalents	(8,161)	24,006
Cash and cash equivalents at beginning of period	32,212	12,863

Cash and cash equivalents at end of period	$24,051	$36,869

Supplemental disclosure of cash flow information
Supplemental disclosure of cash flow information:
Common stock issued for acquisitions	$2,796	$33,158

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

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

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $225,235 as of September 30, 2012. For the three months ended September 30, 2012, the Company incurred a net loss from operations of $4,183. For the nine months ended September 30, 2012, the Company incurred a net loss from operations of $15,435. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve profitability and its intended business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 14, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2012 and its results of operations for the three and nine months ended September 30, 2012 and 2011, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date, and the unaudited consolidated balance sheet presented as of September 30, 2012 has been derived from the unaudited condensed consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents that were held in operating bank accounts and accounts receivable.

The Company derives its accounts receivable from revenues earned from customers located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and currently does not require any collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectability on a monthly basis and all other balances quarterly. The Company writes off accounts receivable balances against the allowance when it determines that the amount will not be recovered.

The following table summarizes the revenues from customers that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Apple	32.0%	22.2%	35.2%	19.1%
Google	17.4	11.0	16.5	*
Tapjoy	15.6	*	13.3	13.2

*	Revenues from the customer were less than 10% during the period.

At September 30, 2012, Apple accounted for 29.7%, Google accounted for 12.2%, Medium Entertainment accounted for 12.1% and Nintendo accounted for 10.4% of total accounts receivable. The accounts receivable related to Nintendo were acquired as part of our acquisition of GameSpy Industries, Inc., a California corporation (“GameSpy”), in August 2012, and we will need to remit a portion of these accounts receivable to IGN Entertainment, Inc., GameSpy’s former parent company (“IGN”), upon collection and have therefore recorded a corresponding liability. At December 31, 2011, Apple accounted for 26.6%, Tapjoy accounted for 18.0%, Telecomunicaciones Movilnet accounted for 11.7% and Google accounted for 10.3% of total accounts receivable. No other customer represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Note 2 – Net Loss Per Share

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions imposed by the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(3,563)	$(6,158)	$(13,392)	$(11,082)

Basic and diluted shares:
Weighted average common shares outstanding	65,270	60,958	64,584	55,876
Weighted average unvested common shares subject to restrictions	(708)	(497)	(719)	(177)

Weighted average shares used to compute basic and diluted net loss per share	64,562	60,461	63,865	55,699

Net loss per share — basic and diluted	$(0.06)	$(0.10)	$(0.21)	$(0.20)

The following weighted average options to purchase common stock, warrants to purchase common stock and unvested shares of common stock subject to restrictions have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Warrants to purchase common stock	4,140	4,534	4,261	5,665
Unvested common shares subject to restrictions	708	497	719	177
Options to purchase common stock	10,338	8,175	10,108	7,660

	15,186	13,206	15,088	13,502

Note 3 – Fair Value Measurements

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

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of September 30, 2012 and December 31, 2011, the Company had $24,051 and $32,212, respectively, in cash and cash equivalents.

Liabilities for Contingent Consideration

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo Games Inc., a company organized under the laws of Ontario (“Blammo”), which was acquired on August 1, 2011. The former Blammo shareholders have the opportunity to earn additional shares of the Company’s common stock based on future net revenues generated by Blammo during Blammo’s fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015. See Note 5 for further details regarding the Blammo acquisition. The expected number of shares to be issued in each year depends on the probability of Blammo achieving the net revenue targets. The Company uses a risk-neutral framework to estimate the probability of achieving these revenue targets for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions as of September 30, 2012 included a discount rate of 25.0%, volatility of 41.0%, risk-free rates of between 0.14% and 0.27% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input. The fair value of these contingent liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2012, was $1,726. The Company has recorded $964 of the total contingent consideration as a current liability in accrued compensation and the remainder has been recorded in other long-term liabilities since settlement is greater than one year from the end of the period.

Note 4 – Balance Sheet Components

Accounts Receivable

	September 30,	December 31,
	2012	2011
Accounts receivable	$15,055	$12,621
Less: Allowance for doubtful accounts	(451)	(800)

	$14,604	$11,821

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant bad debts during the three and nine months ended September 30, 2012 and 2011. Accounts receivable also includes amounts acquired as part of our acquisition of GameSpy, a portion of which we will need to remit to IGN upon collection.

Property and Equipment

	September 30,	December 31,
	2012	2011
Computer equipment	$6,184	$5,318
Furniture and fixtures	509	485
Software	5,270	4,707
Leasehold improvements	2,375	1,763

	14,338	12,273
Less: Accumulated depreciation and amortization	(9,826)	(8,339)

	$4,512	$3,934

Depreciation expense for the three months ended September 30, 2012 and September 30, 2011 was $554 and $470, respectively. Depreciation expense for the nine months ended September 30, 2012 and September 30, 2011 was $1,672 and $1,303, respectively.

Other Long-Term Liabilities

	September 30,	December 31,
	2012	2011
Uncertain tax position obligations	3,014	5,264
Contingent earnout liability	762	796
Deferred income tax liability	1,154	1,150
Unfavorable lease obligations	—	664
Other	990	629

	$5,920	8,503

Note 5 – Business Combinations

GameSpy Industries, Inc.

On August 2, 2012, the Company completed the acquisition of GameSpy pursuant to an Agreement and Plan of Merger (the “GameSpy Merger Agreement”) by and among the Company, Galileo Acquisition Corp., a California corporation and wholly owned subsidiary of the Company (“Galileo”), IGN and GameSpy. Pursuant to the terms of the GameSpy Merger Agreement, Galileo merged with and into GameSpy in a statutory reverse triangular merger (the “GameSpy Merger”), with GameSpy surviving the GameSpy Merger as a wholly owned subsidiary of the Company. GameSpy, which is based in California, provides technology and services for multiplayer and server-based gaming. The Company acquired GameSpy as part of its efforts to enhance the long-term lifetime value of its consumers through incorporating GameSpy’s technology that powers community functionality, synchronous multiplayer and asynchronous player versus player mechanics into the Company’s games.

Pursuant to the terms of the GameSpy Merger Agreement, the Company issued to IGN, as GameSpy’s sole shareholder, in exchange for all of the issued and outstanding shares of GameSpy capital stock, a total of 600 shares of the Company’s common stock, for consideration of approximately $2,796, based on the $4.66 closing price of the Company’s common stock on The NASDAQ Global Market on August 2, 2012; 90 shares of which will be held in escrow until November 2, 2013 as security to satisfy indemnification claims under the GameSpy Merger Agreement. In addition, the Company, GameSpy and IGN entered into a Transition Services Agreement, pursuant to which IGN will provide to the Company and GameSpy certain backend data center transition services related to GameSpy’s private cloud storage infrastructure for up to two years following the acquisition.

The allocation of the GameSpy purchase price was based upon valuations for certain assets acquired and liabilities assumed. The valuation was based upon calculations and valuations, and the Company’s estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the respective measurement periods (up to one year from the acquisition date). The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$913
Accounts receivable, net	1,855
Property and equipment	485
Intangible assets:
Customer contract and related relationships	250
Titles, content and technology	1,300
Goodwill	936

Total assets acquired	5,739

Liabilities assumed:
Other accrued liabilities	(689)
Deferred revenue	(1,684)
Deferred tax liability	(570)

Total liabilities acquired	(2,943)

Net acquired assets	$2,796

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of two to three years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

In connection with the acquisition of GameSpy, in the third quarter of 2012, the Company recorded net deferred tax liabilities of $570, with a corresponding adjustment to goodwill. These deferred taxes were primarily related to identifiable intangible assets and net operating losses.

The Company allocated the residual value of $936 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the GameSpy acquisition is not deductible for tax purposes.

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

In connection with the Merger, the Company issued to Foundation 9, as Griptonite’s sole shareholder, in exchange for all of the issued and outstanding shares of Griptonite capital stock, a total of 6,106 shares of the Company’s common stock, for consideration of approximately $28,088, using the $4.60 closing price of the Company’s common stock on The NASDAQ Global Market on August 2, 2011; 600 shares were held in escrow until November 2, 2012 as security to satisfy potential indemnification claims under the Merger Agreement. In addition, the Company may be required to issue additional shares (not to exceed 5,302 shares) or in specified circumstances pay additional cash (i) in satisfaction of indemnification obligations in the case of breaches of the Company’s and Sub’s representations, warranties and covenants in the Merger Agreement or (ii) pursuant to potential working capital adjustments.

The allocation of the Griptonite purchase price was based upon valuations for certain assets acquired and liabilities assumed. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$10,300
Accounts receivable	1,558
Prepaid and other current assets	1,028
Property and equipment	796
Other long term assets	33
Intangible assets:
Non-compete agreements	3,200
Developed Technology	2,500
Goodwill	12,670

Total assets acquired	32,085

Liabilities assumed:
Accounts payable and other accrued liabilities	(1,226)
Deferred tax liability and other long-term liabilities	(2,771)

Total liabilities	(3,997)

Net acquired assets	$28,088

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives ranging from three months to two years, which approximates the pattern in which the economic benefits of the intangible assets are realized.

The Company allocated the residual value of $12,670 to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Griptonite acquisition is not deductible for tax purposes.

Assumption of Griptonite Lease

In connection with the Merger, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Griptonite Lease”). The Griptonite Lease covers approximately 54 rentable square feet and initially had a term that ended on September 30, 2015; however, in August 2012, the Company and the landlord entered into an amendment to the Griptonite Lease that changed the termination date of the Griptonite Lease to September 30, 2013. As part of the purchase accounting adjustments for Griptonite, the Company eliminated the existing deferred rent balance and recorded a fair value adjustment to reflect the current market value of the unfavorable operating lease commitment. The fair value of the unfavorable operating lease obligation was $636, as of September 30, 2012. The fair value of the unfavorable operating lease obligation was $901 as of December 31, 2011. The Griptonite Lease has been included in the future lease obligations disclosed in Note 7.

Blammo Games Inc.

On August 1, 2011, the Company completed the acquisition of Blammo, by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of freemium games for the iOS platform located in Toronto, Canada.

Pursuant to the terms of the Share Purchase Agreement, the Company purchased from the Sellers all of the issued and outstanding share capital of Blammo (the “Share Purchase”), and in exchange for such Blammo share capital, the Company (i) issued to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock (the “Initial Shares”), which resulted in initial consideration of $5,070 using the $5.07 closing price of the Company’s common stock on The NASDAQ Global Market on August 1, 2011, and (ii) agreed to issue to the Sellers, in the aggregate, up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015, as more fully described below under “Contingent Consideration.” 100 of the Initial Shares that were held in escrow to satisfy potential indemnification claims under the Share Purchase Agreement were released on August 1, 2012.

The allocation of the Blammo purchase price was based upon valuations for certain assets acquired and liabilities assumed. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition:

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

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him or her from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as such term is defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, since vesting is contingent upon these employees’ continued service during the earn-out periods. The Company records the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 10 for further details. At acquisition, in accordance with ASC 805, Business Combinations, the Company recorded $306 of the contingent consideration as part of the purchase accounting allocation; this amount represents the fair value of the portion of the forecasted Additional Shares to be issued to the Sellers who are not employees of Blammo. This amount is fair valued in every reporting period, and the Company recorded a cumulative non-cash adjustment of $16 as of September 30, 2012, which represents the change in fair value since the date of acquisition. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense.

Valuation Methodology

The Company engaged a third-party valuation firm to aid management in its analyses of the fair value of GameSpy, Griptonite and Blammo. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Intangible assets acquired consist of non-compete agreements, customer contracts, acquired technology and in-process research and development (“IPR&D”).

The Blammo and Griptonite non-compete agreements were valued using the loss of income method, which is an income approach. Two separate cash flows were prepared, one to model the cash flow with the non-compete agreements in place, and one without the agreements. The difference between the debt-free cash flow of the two models was then discounted to present value using the discount rate of 25%.

In the valuation of Griptonite’s developed technology, the replacement cost method of the cost approach was used. Although the Company does not expect to use the acquired technology, it was deemed likely that a market participant would perceive value in acquiring and integrating these technologies into their own platforms. The value was determined based on the engineering costs to replace or recreate the developed technology. Key assumptions used included, work hours to recreate, costs per month and remaining total and economic life.

As of the valuation date, Blammo was in the process of developing one game, which was launched in December 2011. The Company has estimated the majority of the revenues associated with this game would be generated in 2012 and 2013. The fair value was calculated using the multi-period excess earning method of the income approach, and significant assumptions used included the discount rate, forecasted revenues, forecasted cost of goods sold and forecasted operating expense. The Company capitalized approximately $300 of IPR&D costs associated with the above game at the acquisition date. These costs were reclassified to “Titles, Content and Technology” in the fourth quarter of 2011 upon launch of the game and amortized over the estimated life of the game of two years.

In the valuation of GameSpy customer contracts, these contracts were valued over their remaining terms, which included consideration of moderate anticipated renewals and is consistent with market participant considerations. These contracts were fair valued using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue and operating expenses for GameSpy’s remaining contracts, the remaining contractual period of the contracts and a discount rate of 14%. The Company valued developed technology using the replacement cost method of the cost approach and based on the perceived value that a market participant would ascribe to the GameSpy technology, which allows for hosting multi-player games on mobile devices and other platforms. Key assumptions used included fully burdened headcount spending information. As of the valuation date, GameSpy had a net book value of deferred revenue of $1,684 on its balance sheet, which reflects the costs including hosting fees, salaries and benefits, equipment and facilities to support the contractual obligations associated with these revenues. The deferred revenue will be recognized on a straight-line basis over 24 months.

Pro Forma Financial Information (unaudited)

The results of operations for GameSpy, Griptonite and Blammo and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s condensed consolidated financial statements since the date of each acquisition. For the three months ended September 30, 2011, Griptonite contributed approximately $687 to the Company’s net revenue and increased net losses by $4,280. The results of the acquisitions resulted in an increase to the Company’s net loss due to lower revenue generated from the work-for-hire contracts that were substantially completed during the three month ended September 30, 2011 and due to the amortization of acquired identified intangible assets.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Griptonite for the periods shown as if the acquisition of Griptonite had occurred on January 1, 2011. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties. In addition, the pro forma financial information presented below does not include the unaudited financial information of Blammo and GameSpy, since it was not material.

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2011
Total pro forma revenues	$18,443	$61,690
Pro forma net loss	(4,694)	(11,235)
Pro forma net loss per share — basic and diluted	$(0.07)	$(0.19)

All of the goodwill related to the GameSpy, Blammo and Griptonite transactions was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

Note 6 – Goodwill and Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011 and GameSpy in the third quarter of 2012, as well as in connection with the purchase of the Deer Hunter trademark and brand assets in the second quarter of 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2012 and December 31, 2011 were as follows:

		September 30, 2012			December 31, 2011
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$12,780	$(11,371)	$1,409	$11,391	$(11,097)	$294
Catalogs	1 yr	1,258	(1,258)	—	1,216	(1,216)	—
ProvisionX Technology	6 yrs	207	(207)	—	200	(200)	—
Customer contract and related relationships	5 yrs	19,557	(15,663)	3,894	19,206	(13,451)	5,755
Licensed content	5 yrs	2,945	(2,945)	—	2,924	(2,924)	—
Service provider license	9 yrs	465	(248)	217	463	(208)	255
Trademarks	7 yrs	5,225	(581)	4,644	222	(222)	—

		42,437	(32,273)	10,164	35,622	(29,318)	6,304

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,341	(1,341)	—	1,297	(1,297)	—
Noncompete agreement	4 yrs	5,186	(2,899)	2,287	5,167	(1,393)	3,774

		6,527	(4,240)	2,287	6,464	(2,690)	3,774

Total intangibles assets subject to amortization		$48,964	$(36,513)	$12,451	$42,086	$(32,008)	$10,078

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company acquired approximately $1,550 of intangible assets as part of the GameSpy acquisition in the third quarter of 2012. The Company acquired approximately $7,400 of intangible assets as part of the Griptonite and Blammo acquisitions in the third quarter of 2011, which includes approximately $300 of Blammo IPR&D that was reclassified as “Titles, Content and Technology” in the fourth quarter of 2011; see Note 5 for further details.

On April 1, 2012, the Company acquired from Atari, Inc. (“Atari”) its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5,000 in cash (the “Consideration”). The License Agreement has a term equal to the longer of (i) 99 years and ii) the expiration of the copyrights in and copyrightable elements of the Deer Hunter intellectual property assets. The acquisition price has been recorded as acquired intangible assets and classified within “Trademarks” in the above table and will be amortized over the estimated useful life of seven years.

During the three months ended September 30, 2012 and 2011, the Company recorded amortization expense in the amounts of $1,025 and $2,375 respectively, in cost of revenues. During the nine months ended September 30, 2012 and 2011, the Company recorded amortization expense in the amounts of $2,710 and $3,895, respectively, in cost of revenues. During the three months ended September 30, 2012 and 2011, the Company recorded amortization expense in the amounts of $495 and $330, respectively, in operating expenses. During the nine months ended September 30, 2012 and 2011, the Company recorded amortization expense in the amounts of $1,485 and $330, respectively, in operating expenses.

As of September 30, 2012, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending Dec 31,	Revenues	Expenses	Expense
2012 (remaining three months)	$1,072	$495	$1,567
2013	4,207	1,315	5,522
2014	1,495	382	1,877
2015	1,019	95	1,114
2016	764	—	764
2017 and thereafter	1,607	—	1,607

	$10,164	$2,287	$12,451

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo and Griptonite acquisitions as of September 30, 2012. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. The Company acquired $17,915 of goodwill during the third quarters of 2011 and 2012 as part of the GameSpy, Blammo and Griptonite acquisitions, which was fully assigned to its Americas reporting unit; see Note 5 for further details. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit related to the Superscape acquisition. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

Goodwill by reporting unit for the periods indicated was as follows:

	September 30, 2012				December 31, 2011
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$41,915	$25,354	$24,220	$91,489	$24,871	$25,354	$24,039	$74,264
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	17,044	—	4,947	21,991	—	—	4,766	4,766
Goodwill Acquired during the year	871	—	—	871	17,044	—	—	17,044
Effects of Foreign Currency Exchange	—	—	27	27	—	—	181	181
Impairment Losses	—	—	(3,613)	(3,613)	—	—	—	—

Balance as of period ended:	17,915	—	1,361	19,276	17,044	—	4,947	21,991

Goodwill	42,786	25,354	24,247	92,387	41,915	25,354	24,220	91,489
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(19,273)	(69,498)

Balance as of period ended:	$17,915	$—	$1,361	$19,276	$17,044	$—	$4,947	$21,991

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

Under new accounting guidance adopted for 2011, the Company evaluates qualitative factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as “Step 0.” Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the two-step goodwill impairment test. ASC 350 requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of the reporting units is estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

The Company has three reporting units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of September 30, 2012, the Company had goodwill attributable to the APAC and Americas reporting units. The cash flows of these reporting units reflect the income and expenses of assets directly employed by, and liabilities related to, the operations of the reporting unit, including revenue related to local contractual relationships, but excludes revenue related to global contractual relationships such as digital store fronts which are owned by the U.S. and allocated directly to the Americas reporting unit. In performing its annual goodwill impairment assessment for 2012, the Company performed this qualitative assessment for its Americas reporting unit; based on this qualitative assessment, the Company concluded that performing the two-step impairment test was unnecessary for its Americas reporting unit. The Company performed the first step of the goodwill impairment test for its APAC reporting unit as prescribed in ASC 350 and concluded that it failed the step, since the estimated fair value of the reporting unit was less than its carrying value due to accelerated declines in the local feature phone business and the recent restructuring of the Company’s operations in the APAC region. In order to determine the fair value of the APAC reporting unit, the Company utilized the discounted cash flow method and market method. The Company has consistently utilized both methods in its goodwill impairment tests and weights both results equally. The Company uses both methods in its goodwill impairment tests since it believes that both in conjunction provide a reasonable estimate of the determination of fair value of the reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors.

In step two of its impairment analysis, the Company allocated the fair value of the APAC reporting unit to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of the reporting unit’s goodwill. As a result of the step two analysis, the Company concluded that a portion of the goodwill remaining that had been attributed to the APAC reporting unit was impaired. The total non-cash goodwill impairment charge recorded in the third quarter of 2012 was $3,613.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including operating margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates. Changes in the Company’s market capitalization, long-term forecasts and industry growth rates could require additional impairment charges to be recorded in future periods for the remaining goodwill.

Note 7 – Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through January 2018. Rent expense for the three months ended September 30, 2012 and 2011 was $760 and $577, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 was $2,008 and $1,668, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $594 and $223 at September 30, 2012 and December 31, 2011, respectively, and was included within other long-term liabilities.

At September 30, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending Dec 31,	Payments
2012 (remaining three months)	$915
2013	3,099
2014	1,349
2015	1,423
2016	1,515
2017 and thereafter	762

$9,063

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and development agreements with various owners of brands and other intellectual property to develop and publish games for mobile handsets. Pursuant to some of these agreements, the Company is required to pay minimum royalties over the term of the agreement regardless of actual game sales.

Future minimum royalty payments as of September 30, 2012 were as follows:

Minimum
Guaranteed
Period Ending Dec 31,	Royalties
2012 (remaining three months)	$122

The minimum guaranteed royalty payments are included in current prepaid and accrued royalties.

Income Taxes

As of September 30, 2012, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of September 30, 2012, the date of settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2012 or December 31, 2011.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of September 30, 2012 or December 31, 2011.

Contingencies

From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company’s estimate of losses is developed in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. After taking all of the above factors into account, the Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed reasonably probable and the amount can be reasonably estimated. The Company further determines whether an estimated loss from a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. Such disclosure will include an estimate of the additional loss or range of loss or will state that an estimate cannot be made.

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

Note 8 – Debt

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

Credit Facility

In December 2008, the Company entered into a revolving credit facility (the “Credit Facility”), the terms of which were amended in August 2009, February 2010, March 2010 and February 2011. The Credit Facility, as amended, provided for borrowings of up to $8,000, subject to a borrowing base equal to 80% of the Company’s eligible accounts receivable. The Credit Facility expired on September 30, 2011 and all borrowings were repaid in full.

Note 9 – Stockholders’ Equity

Acquisitions

On August 1, 2011, the Company issued an aggregate of 1,000 shares of its common stock to the Sellers in connection with the Company’s acquisition of Blammo.

On August 2, 2011, the Company issued an aggregate of 6,106 shares of its common stock to Foundation 9 in connection with the Company’s acquisition of Griptonite.

On August 2, 2012, the Company issued an aggregate of 600 shares of its common stock to IGN in connection with the Company’s acquisition of GameSpy.

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

Warrants to Purchase Common Stock

In August 2010, the Company completed a private placement of its common stock and warrants to purchase shares of its common stock (the “2010 Private Placement”). Investors in the 2010 Private Placement received warrants initially exercisable to purchase an aggregate of up to 6,748 shares of the Company’s common stock at an initial exercise price of $1.50 per share (the “Warrants”). The Warrants were immediately exercisable, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events. During the nine months ended September 30, 2012 and 2011, respectively, investors exercised warrants to purchase 413 and 2,475 shares of the Company’s common stock, and the Company received gross proceeds of $619 and $3,713 in connection with these exercises.

Warrants outstanding as of September 30, 2012 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
August 2010	5	$1.50	3,860

			3,966

Note 10 – Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). As of September 30, 2012, 1,529 shares were available for future grants under the 2007 Plan.

2007 Employee Stock Purchase Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of September 30, 2012, 786 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. As of September 30, 2012, 228 shares were reserved for future grants under the Inducement Plan.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2012:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2011	2,861	9,744	$2.80
Options granted	(2,023)	2,023	4.39
Options canceled	919	(919)	3.67
Options exercised	—	(708)	1.72

Balances at September 30, 2012	1,757	10,140	$3.12	4.26	$17,158

Options vested and expected to vest at September 30, 2012		8,776	$3.06	4.15	$15,502

Options exercisable at September 30, 2012		3,978	$2.94	3.47	$8,300

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $4.64 per share as of September 30, 2012. Consolidated net cash proceeds from option exercises were $1,221 and $1,512 for the nine months ended September 30, 2012 and 2011, respectively. The Company realized no significant income tax benefit from stock option exercises during the three or nine months ended September 30, 2012 or 2011. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.52%	0.80%	0.63%	1.25%
Expected volatility	68.3%	64.9%	69.1%	64.2%
Expected term (years)	4.00	4.04	4.00	4.01

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $2.27 and $2.00, respectively.

The Company calculated employee stock-based compensation expense recognized in the three and nine months ended September 30, 2012 and 2011 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$(3,388)	$356	$2,268	$587
Sales and marketing	73	96	343	256
General and administrative	437	386	1,385	897

Total stock-based compensation expense	$(2,878)	$838	$3,996	$1,740

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees who were former shareholders of Blammo, which is recorded as research and development expense over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measures the fair value of the contingent consideration each reporting period and only records a compensation expense for the portion of the earn-out target which is likely to be achieved. In addition, the Company is exposed to potential continued fluctuations in the fair market value of the contingent consideration in each reporting period, since re-measurement is impacted by changes in the Company’s share price and the assumptions used by the Company; see Note 5 for further details. The total fair value of this liability has been estimated at $1,754, of which $1,404 of stock-based compensation expense was recorded as a contingent liability as of September 30, 2012. During the three months ended September 30, 2012, the Company recorded a benefit of $3,899 related to reversal of stock-based compensation contingent consideration expense booked in prior quarters. This was due to lower forecasted revenue assumptions relating to Blammo titles and a decrease in share price from June 30, 2012. During the nine months ended September 30, 2012, the Company recorded $852 of stock-based compensation expense related to this contingent consideration.

As of September 30, 2012, the Company had $6,380 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures and excluding unvested Blammo stock-based contingent consideration expense, which will be recognized over a weighted average period of 2.65 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Note 11 – Income Taxes

The Company recorded an income tax benefit of $1,075 and $2,654 for the three and nine months ended September 30, 2012, respectively, primarily related to the release of an uncertain tax position in the second quarter of 2012, due to the expiration of the statute of limitations in certain foreign jurisdictions and the release of the valuation allowance in the third quarter of 2012, which was partially offset by foreign withholding taxes and income taxes. The Company recorded an income tax benefit of $813 and a tax provision of $462 for the three and nine months ended September 30, 2011, respectively, primarily related to foreign withholding taxes and income taxes, which was offset by the release of the valuation allowance in the third quarter of 2011. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

The Company recorded a release of its valuation allowance of $570 in the three months ended September 30, 2012 as a result of the acquisition of Gamespy in August 2012. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. This release of the valuation allowance caused the Company to recognize an income tax benefit for the three months ended September 30, 2012.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of September 30, 2012 and December 31, 2011, the total amount of unrecognized tax benefits was $3,412 and $4,034, respectively. As of September 30, 2012 and December 31, 2011, approximately $15 and $19, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. In addition, as of September 30, 2012, the liability for uncertain tax positions decreased by approximately $629 due to the release of uncertain tax positions in the second quarter of 2012, as certain statutes of limitation in foreign jurisdictions in which the Company does business expired. At September 30, 2012, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $714 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $34 and $62 of interest on uncertain tax positions during the three months ended September 30, 2012 and 2011, respectively. The Company recorded $148 and $185 of interest on uncertain tax positions during the nine months ended September 30, 2012 and 2011, respectively. During the second quarter of 2012, the Company released $1,798 of interest and penalties on uncertain tax positions due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. As of September 30, 2012 and December 31, 2011, the Company had a liability of $2,307 and $3,935, respectively, related to interest and penalties for uncertain tax positions.

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

Note 12 – Segment Reporting

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

Accordingly, the Company reports as a single reportable segment—mobile games. For purpose of enterprise-wide disclosures, a breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Feature phone	$2,924	$7,248	$10,799	$25,979
Smartphone	18,423	9,657	55,713	25,032

Revenues	$21,347	$16,905	$66,512	$51,011

For purposes of enterprise-wide disclosures, the Company attributes revenues to geographic areas based on the country in which the distributor’s, advertising service provider’s or carrier’s principal operations are located. In the case of digital storefronts, revenues are attributed to the geographic location where the end-user makes the purchase. The Company generates its revenues in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States of America	$11,851	$8,769	$37,973	$25,262
China	1,145	885	3,519	3,197
Americas, excluding the USA	1,040	1,225	3,141	4,596
EMEA	4,267	4,499	13,500	14,559
Other	3,044	1,527	8,379	3,397

	$21,347	$16,905	$66,512	$51,011

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2012	2011
Americas	$3,117	$3,101
EMEA	1,093	420
APAC	302	413

	$4,512	$3,934

Note 13 – Restructuring

Restructuring information as of September 30, 2012 was as follows:

	Restructuring
	2012	2011		2010		2009
	Workforce	Workforce	Facilities Related	Workforce	Facilities Related	Facilities Related	Total
Balance as of January 1, 2011	$—	$—	—	296	1,585	581	$2,462
Charges to operations	—	548	96	41	—	—	685
Non cash adjustments	—	—	(86)	(117)	—	(23)	(226)
Charges settled in cash	—	(548)	(10)	(220)	(932)	(324)	(2,034)

Balance as of December 31, 2011	—	—	—	—	653	234	887
Charges to operations	533	—	—	—	—	—	533
Charges settled in cash	(425)	—	—	—	(643)	(234)	(1,302)

Balance as of September 30, 2012	$108	$—	$—	$—	$10	$—	$118

During 2009, 2010, 2011 and 2012, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2012 restructuring plan included $533 of restructuring charges relating to employee termination costs in the Company’s APAC and Kirkland, Washington offices and a reduction of executive sales and marketing headcount in the United States and Spain. The 2011 restructuring plan included $548 of restructuring charges relating to employee termination costs in the Company’s APAC, Latin America, Russia and United Kingdom offices. The remaining restructuring charge of $96 related primarily to facility-related charges resulting from vacating a portion of the Company’s Moscow offices. Since the inception of the 2010 restructuring plan through September 30, 2012, the Company incurred $1,581 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The remaining restructuring charge of $1,854 related primarily to facility-related charges resulting from the relocation of the Company’s corporate headquarters to San Francisco. Since the inception of the 2009 restructuring plan through September 30, 2012, the Company incurred $1,102 of facility-related charges, comprised mainly of charges associated with changes in the sublease probability assumption for the vacated office space in the Company’s United States headquarters. The Company does not expect to incur any additional charges under the 2009 restructuring plan.

As of September 30, 2012, the Company’s remaining restructuring liability of $118 was comprised primarily of employee termination costs which were fully paid in the fourth quarter of 2012. As of December 31, 2011, the Company’s remaining restructuring liability of $887 was comprised of facility related costs. The Company anticipates incurring additional termination costs of approximately $850 in the fourth quarter of 2012 in order to better align sales and marketing and research and development expenses with the Company’s current business strategy.

Note 14 – Subsequent Events

Hany Nada, one of the Company’s directors, serves as one of the seven managing directors of Granite Global Ventures II L.L.C. Granite Global Ventures II L.L.C. is the general partner of Granite Global Ventures II L.P. and GGV II Entrepreneurs Fund L.P., which together beneficially owned approximately 8.7% of the Company’s stock as of November 1, 2012. Hany Nada also serves as one of the seven managing directors of GGV Capital IV L.L.C. GGV Capital IV L.L.C. is the general partner of GGV Capital IV L.P. and GGV Capital IV Entrepreneurs Fund L.P. (together, “GGV IV”). During October 2012, GGV IV acquired an approximate 21% shareholding in Medium Entertainment, Inc., which does business as PlayHaven (“Medium”). The Company had a preexisting relationship with Medium as of the date of GGV IV’s investment in Medium, and for the three and nine months ended September 30, 2012, the Company generated revenues of $1,775 and $4,714, respectively, from Medium. As of September 30, 2012, Medium accounted for 12.1% of the Company’s total accounts receivable balance.

On November 5, 2012, Mobile Transformation LLC (“Mobile Transformation”) filed a complaint against the Company in the U.S. District Court for the District of the State of Delaware, claiming that the Company’s systems and methods for displaying advertisements with played data via various video game applications infringe its U.S. Patent No. 6,351,736. Mobile Transformation is seeking unspecified damages for the Company’s alleged infringement of its patent as well as its costs and expenses, including attorneys’ fees, incurred in prosecuting this claim. This action has only recently been filed and, accordingly, the Company is not in a position to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

• our expectations and beliefs regarding the future conduct and growth of our business;

• our expectations regarding competition and our ability to compete effectively;

• our expectations regarding the development of our freemium games for smartphones and tablets;

• our expectation that substantially all of the freemium games that we are developing for smartphones and tablets will be based on our own intellectual property, which we believe will significantly enhance our margins and long-term value;

• our expectations regarding our revenues, including the expected continued decline in revenues from games we distribute for feature phones in our carrier-based business and our belief that our smartphone revenues will continue to increase as a percentage of our total revenues during each quarter of 2012;

• our expectation that the revenues that we derive from in-app purchases, advertisements and offers in our freemium games will grow for the remainder of 2012;

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

• our belief that our GameSpy acquisition will position us to generate additional revenues and increase the lifetime value of our users by enabling us to increase the number of community features in our games;

• our intention to increasingly develop titles that incorporate more connected, community-based gameplay, such as player versus player functionality;

• our expectation that we will finish 2012 with more than $21.5 million in cash;

• our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;

• our expectation that we will incur additional termination costs of approximately $850,000 in the fourth quarter of 2012 in order to better align sales and marketing and research and development expenses with our current business strategy;

• our assessments and estimates that determine our effective tax rate and valuation allowance, and our expectation that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $714,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business;

• our belief that our cash and cash equivalents and cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months; and

• our assessments and beliefs regarding the outcome of pending litigation proceedings and the liability, if any, that we may incur as a result of those proceedings.

Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” elsewhere in this report. All forward-looking statements in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and nine months ended September 30, 2012, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended September 30, 2012 were $21.3 million, a 26% increase compared to the three months ended September 30, 2011 in which we reported revenues of $16.9 million. Revenues for the nine months ended September 30, 2012 were $66.5 million, a 30% increase compared to the nine months ended September 30, 2011, in which we reported revenues of $51.0 million. These increases in revenues were primarily due to a significant increase in our revenues that we generated from games for smartphones, such as Apple’s iPhone and mobile phones utilizing Google’s Android operating system. We believe that the migration of users from feature phones to smartphone devices, which offer enhanced functionality, will continue during the fourth quarter of 2012 and for the foreseeable future as consumers increasingly upgrade their mobile phones. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones and tablet devices, such as Apple’s iPad and tablets utilizing Google’s Android operating system, such as Amazon’s Kindle Fire, and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.

For us to succeed in the remainder of 2012 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on smartphone and tablet digital storefronts, which include Apple’s App Store, the Google Play Store, Amazon’s Appstore and Microsoft’s XBOX Live marketplace. Our smartphone revenues accounted for approximately 86% and 57% of our revenues for the three months ended September 30, 2012 and September 30, 2011, respectively, and 84% and 49% of our revenues for nine months ended September 30, 2012 and September 30, 2011, respectively. Our strategy for increasing our revenues from smartphones and tablets involves becoming the leading publisher of mobile “freemium” games—games that are downloadable without an initial charge, but which enable a variety of additional content and features to be accessed for a fee or otherwise monetized through various advertising and offer techniques. Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games. In addition, our freemium games are generally designed to be persistent experiences maintained through content updates. We believe this approach will enable us to build and grow a longer lasting and more direct relationship with our customers, which will assist us in our future sales and marketing efforts. We intend to continue to have substantially all of our freemium games be based upon our own intellectual property, which we believe will significantly enhance our margins and long-term value.

Our smartphone revenues surpassed our feature phone revenues for the first time on a quarterly basis in the second quarter of 2011 and continued to grow in each succeeding quarter through the second quarter of 2012. However, our smartphone revenues declined to $18.4 million in the third quarter of 2012 compared to $19.9 million in the second quarter of 2012. This was primarily due to the fact that the new titles that we launched during the third quarter generated less revenue than we expected based on our historical averages. As a result, our new title launches did not offset the revenue declines in our catalog titles. In addition, our revenues for the third quarter of 2012 were negatively impacted due to the fact that many consumers held off on upgrading their existing devices during the summer in anticipation of new hardware launches, and advertising budgets were likewise scaled back due to the reduced consumer demand.

Significantly growing our revenues from smartphones and tablets in the fourth quarter of 2012 and beyond may be challenging for us for several reasons, including: (1) we have encountered difficulties in retaining users of our games for any significant length of time after they initially download our games and only a very small percentage of users ever purchase virtual goods and currency in our games, and these factors have combined to produce a relatively low overall average lifetime value of our users; (2) the open nature of many of the smartphone and tablet storefronts substantially increases the number of competitive products and competitors to produce them, many of which may devote large marketing budgets to promoting their titles, thereby reducing the likelihood of consumer discovery of our titles; (3) we have only relatively recently concentrated our efforts on developing and marketing freemium games; (4) our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers has caused us, and may continue to cause us, to have difficulty optimizing the monetization of our freemium games; and (5) our freemium games may not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, a failure to achieve prominent storefront featuring for such games or as a result of the large file sizes of many of our games. In addition, as part of our efforts to improve the monetization of our games, we intend to increasingly develop titles that incorporate more connected, community-based gameplay, such as player versus player functionality, and have hired a new President of Studios to oversee this evolution of our product portfolio. We have delayed the expected launch date of several of our new connected, community-based games from the fourth quarter of 2012 to the first quarter of 2013 to provide our new President of Studios sufficient time to refine these titles, which will negatively impact our fourth quarter revenues. We have limited experience with creating connected, community-based games, and if we are not successful in these efforts, it will negatively impact our revenues in the fourth quarter of 2012 and beyond.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to continue to attract new end users in that market and the overall strength of the economy, particularly in the United States. Our revenues may also be adversely impacted by decisions by digital storefront owners or our carriers to alter their terms of service. For example, Apple has since the second quarter of 2011 made several changes to its app store developer agreement relating to privacy and our ability to include certain types of third party advertising in our games. These changes have in the past, and may in the future, negatively impact our smartphone revenues. Most recently, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which will negatively impact our ability to generate smartphone revenue through incented offers in the fourth quarter of 2012 and beyond. Our revenues depend on a variety of other factors, including our relationships with digital storefront owners, carriers, other distributors and our licensors. The loss of any of our key relationships could adversely impact our revenues in the future.

Our net loss in the three months ended September 30, 2012 was $3.6 million versus a net loss of $6.2 million in the three months ended September 30, 2011. This decrease in our net loss was primarily due to a $4.4 million increase in revenues due to continued growth in sales of our smartphone games, a decrease in our cost of revenues of $2.5 million due to a decrease in royalty-burdened revenues as we continued to focus on developing and selling games based on our own original intellectual property, and a favorable fair value adjustment associated with the Blammo contingent stock-based compensation expense booked in prior quarters. These favorable factors were partially offset by an increase in operating expenses of $3.8 million which was driven by increased research and development and sales and marketing expenses associated with the development and launch of our freemium titles and goodwill impairment charges on our APAC reporting unit. In addition, we had an increase in our other income and expenses of $799,000 related primarily to unfavorable foreign exchange movements. Our net loss in the nine months ended September 30, 2012 was $13.4 million versus a net loss of $11.1 million in the nine months ended September 30, 2011. This increase in our net loss was primarily due to an increase in operating expenses of $24.1 million driven by additional personnel and facility costs associated with the acquisitions of Griptonite, Blammo and GameSpy, increased research and development and sales and marketing expenses associated with the development and launch of our freemium titles, goodwill impairment charges on our APAC reporting unit and additional contingent consideration expense related to the Blammo acquisition. We also had increased expense in our other income and expenses of $1.5 million related primarily to unfavorable foreign exchange movements in the first nine months of 2012 compared to the comparable period of 2011. These unfavorable factors were partially offset by an $15.5 million increase in revenues due to continued growth in sales of our smartphone games, a decrease in our cost of revenues of $4.6 million due to a decrease in royalty-burdened revenues as we continued to focus on developing and selling games based on our own original intellectual property, and a decrease in our tax provision of $3.1 million due primarily to the expiration of statutes of limitations in certain jurisdictions and the subsequent release of uncertain tax provisions. Our operating results are also affected by fluctuations in foreign currency exchange rates of the currencies in which we incur meaningful operating expenses (principally the British Pound Sterling, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, as we transact business in more than 70 countries in more than 20 different currencies, and these currencies fluctuated significantly in 2011 and the first nine months of 2012.

We significantly increased our spending on sales and marketing initiatives in the first nine months of 2012 as compared with the first nine months of 2011 in connection with the launch and promotion of our freemium games, and we expect our sales and marketing expenditures to continue to increase during the fourth quarter of 2012, particularly due to the increased cost to advertise our games during the fourth quarter holiday season when marketing expenses in our industry generally rise due to increased demand. We also expect that our expenses to develop and port games for smartphones and tablets will increase as we enhance our existing titles and develop new titles to take advantage of the additional functionality offered by these devices. In addition, we expect our overall operating expenses, particularly our research and development expenses, to significantly increase in 2012 compared with 2011 due to our acquisitions of Griptonite, Blammo and GameSpy. We also anticipate incurring additional termination costs during the fourth quarter of 2012 as part of our 2012 restructuring plan. As a result of our recent acquisitions, our planned restructuring measures and the anticipated increased spending on sales and marketing and research and development initiatives, we expect to use cash in operations in 2012.

Our ability to attain and sustain profitability will be affected by our ability to grow our revenues, including our ability to derive significant revenues from the games developed by our Blammo and, in particular, Griptonite, studios. We also believe that our GameSpy acquisition will position us to generate additional revenues and increase the lifetime value of our users by enabling us to add robust multiplayer functionality and increase the number of community features in our games; we expect to release several games that utilize the GameSpy functionality in the first quarter of 2013. Our ability to attain and sustain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. We expect that the restructuring measures we implemented during 2010, 2011 and the second and third quarters of 2012, which primarily consisted of headcount reductions, and the additional restructuring measures that we intend to implement in the fourth quarter of 2012, will have a beneficial effect on our overall operating expenses, but will not fully offset the expected increases in our operating expenses. Our business has historically been impacted by seasonality, as many new mobile phones and tablets are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase a new mobile phone or tablet, we generally experience seasonal sales increases based on the holiday selling period. However, due to the time between device purchases and game purchases, some of this holiday impact occurs for us in our first calendar quarter. In addition, companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which tends to positively affect the smartphone revenues we derive from advertisements in our freemium games. We expect these seasonal trends to continue in the future.

Cash and cash equivalents at September 30, 2012 totaled $24.1 million, a decrease of $8.2 million from the $32.2 million balance at December 31, 2011. This decrease was primarily due to the $5.0 million in cash we used for the purchase of Deer Hunter brand assets (see “Significant Transactions” below), $5.1 million of cash used in operations and $1.7 of capital expenditures. These outflows were partially offset by $3.1 million of proceeds received from warrant exercises, option exercises and purchases under our employee stock purchase program and $913,000 of cash received from the GameSpy acquisition. We expect to finish 2012 with more than $21.5 million in cash.

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

Deer Hunter Brand Assets

On April 1, 2012, we acquired from Atari, Inc. (“Atari”) its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5.0 million in cash (the “Consideration”). This transaction was structured as (i) the assignment of the Deer Hunter trademark and associated domain names (the “Brand Assets”) for $1.0 million in cash pursuant to a Trademark and Domain Name Purchase Agreement between Glu and Atari (the “Trademark Purchase Agreement”) and (ii) an exclusive, irrevocable, sublicensable and transferable worldwide license to the other intellectual property associated with the Deer Hunter brand (collectively, the “Deer Hunter IP Assets”) for $4.0 million in cash pursuant to a License Agreement between Glu and Atari (the “License Agreement” and, together with the Trademark Purchase Agreement, the “Agreements”). The License Agreement has a term equal to the longer of (i) 99 years and ii) the expiration of the copyrights in and copyrightable elements of the Deer Hunter IP Assets. The Agreements were dated as of March 31, 2012 and the transaction closed on April 1, 2012.

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

In connection with the Merger, we issued to Foundation 9, as Griptonite’s sole shareholder, in exchange for all of the issued and outstanding shares of Griptonite capital stock, a total of 6,106,015 shares of our common stock, of which 600,000 shares were held in escrow until November 2, 2012 as security to satisfy indemnification claims under the Merger Agreement. In addition, we may be required to issue additional shares (not to exceed 5,301,919 shares) or in specified circumstances pay additional cash (i) in satisfaction of indemnification obligations in the case of, among other things, breaches of our representations, warranties and covenants in the Merger Agreement or (ii) pursuant to potential working capital adjustments.

Acquisition of Blammo

On August 1, 2011, we completed the acquisition of Blammo by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among Glu, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”).

Pursuant to the terms of the Share Purchase Agreement, we purchased from the Sellers all of the issued and outstanding share capital of Blammo (the “Share Purchase”), and in exchange for such Blammo share capital, we (i) issued to the Sellers, in the aggregate, 1,000,000 shares of our common stock (the “Initial Shares”) and (ii) agreed to issue to the Sellers, in the aggregate, up to an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain Net Revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015, as more fully described below. 100,000 of the Initial Shares that were held in escrow to satisfy potential indemnification claims under the Share Purchase Agreement were released on August 1, 2012.

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

Critical Accounting Policies and Estimates

Management believes there were no significant changes in our Critical Accounting Policies and Estimates during the nine months ended September 30, 2012 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Feature phone	$2,924	$7,248
Smartphone	18,423	9,657

Revenues	$21,347	$16,905

Our revenues increased $4.4 million, or 26.3%, from $16.9 million for the three months ended September 30, 2011 to $21.3 million for the three months ended September 30, 2012, due to a $8.8 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android-based devices related primarily to micro-transactions, offers and advertisements. This was partially offset by a $4.3 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $7.4 million of revenues as of September 30, 2012 relating primarily to offers and in-app-purchases which have been deferred over their average useful lives. International revenues (defined as revenues generated from carriers, distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $1.4 million, from $8.1 million in the three months ended September 30, 2011 to $9.5 million in the three months ended September 30, 2012. This was primarily related to a $1.5 million increase in our other geographic revenues, primarily related to increased revenues from Korea and Australia resulting from additional revenues attributable to smartphone storefronts and OEM relationships, and a $260,000 increase in China revenues due primarily to increased smartphone sales growth. This increase was partially offset by a decrease of $417,000 in our EMEA and Americas, excluding the United States, revenues, primarily related to declining feature phone revenues.

Cost of Revenues

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Cost of revenues:
Royalties and other cost of revenues	$2,194	$3,383
Amortization of intangible assets	1,025	2,375

Total cost of revenues	$3,219	$5,758

Revenues	$21,347	$16,905

Gross margin	84.9%	65.9%

Our cost of revenues decreased $2.5 million, or 44.1%, from $5.8 million in the three months ended September 30, 2011 to $3.2 million in the three months ended September 30, 2012. This decrease was primarily due to a $1.4 million decrease in royalties associated with a decline in royalty-burdened revenue and a $1.4 million decrease in amortization of intangible assets. This decrease was partially offset by a $254,000 increase in hosting fees to support our freemium titles. Revenues attributable to games based upon our own original intellectual property increased as a percentage of revenues from 53.2% in the three months ended September 30, 2011 to 83.0% in the three months ended September 30, 2012, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 40.7% in the three months ended September 30, 2011 to 40.0% in the three months ended September 30, 2012. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 20.0% in the three months ended September 30, 2011 to 6.8% in the three months ended September 30, 2012. We expect that our gross margin will remain relatively flat for the remainder of 2012; as sales of games based on our own original intellectual property replaces branded game sales, we expect that this benefit will be offset by increased hosting costs related to our freemium games.

Research and Development Expenses

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Research and development expenses	$9,979	$10,808
Percentage of revenues	46.7%	63.9%

Our research and development expenses decreased $829,000, or 7.7%, from $10.8 million in the three months ended September 30, 2011 to $10.0 million in the three months ended September 30, 2012. The decrease in research and development costs was primarily due to a $3.7 million decrease in stock-based compensation expense resulting from favorable changes in the fair market values of contingent consideration issued to employees who are former shareholders of Blammo and a $1.1 million decrease in payments made to external developers of our titles. This decrease was partially offset by a $2.7 million increase in salaries, benefits and variable compensation under our employee bonus plans as we increased our research and development headcount from 462 employees at September 30, 2011 to 534 employees as of September 30, 2012. In addition, we incurred a full quarter of expense related to Griptonite and Blammo in the three months ended September 30, 2012 whereas we only incurred approximately two months of such expenses in the three months ended September 30, 2011 since we acquired these companies at the beginning of August 2011. In addition, the decrease in research and development costs was also partially offset by a $540,000 increase in allocated facility and overhead costs associated with higher headcount and a $345,000 increase in temporary and consulting fees associated with the development and testing of our smartphone titles. As a percentage of revenues, research and development expenses decreased from 63.9% for the three months ended September 30, 2011 to 46.7% for the three months ended September 30, 2012. Research and development expenses included $3.4 million of stock-based compensation benefit in the three months ended September 30, 2012 and $356,000 of stock-based compensation expense in the three months ended September 30, 2011. We anticipate that our research and development expenses, excluding the impact of the Blammo contingent consideration, will increase during the fourth quarter of 2012, primarily due to increased headcount, including headcount and other costs from the GameSpy acquisition. In addition, we will continue to be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo employee shareholders, as the fair value of the contingent consideration is re-measured during each quarter until the end of the earn-out period in March 2015.

Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Sales and marketing expenses	$5,545	$3,576
Percentage of revenues	26.0%	21.2%

Our sales and marketing expenses increased $2.0 million, or 55.1%, from $3.6 million in the three months ended September 30, 2011 to $5.5 million in the three months ended September 30, 2012. The increase was primarily due to a $2.1 million increase in marketing promotions associated with our freemium games. Salaries, benefits and variable compensation costs remained relatively flat despite increasing our sales and marketing headcount from 33 at September 30, 2011 to 36 at September 30, 2012, as these headcount additions were mainly in low cost locations and higher aggregate salary costs were partially offset by lower variable compensation. As a percentage of revenues, sales and marketing expenses increased from 21.2% in the three months ended September 30, 2011 to 26.0% in the three months ended September 30, 2012. Sales and marketing expenses included $73,000 of stock-based compensation expense in the three months ended September 30, 2012 and $96,000 in the three months ended September 30, 2011. We expect our sales and marketing expenditures to continue to increase during the remainder of 2012 in connection with the sales and marketing initiatives we intend to undertake related to the new freemium games for smartphones that we expect to release during the fourth quarter of 2012. This anticipated increase in sales and marketing expenditures will be accentuated by increased advertising costs during the fourth quarter holiday season when marketing expenses in our industry generally rise due to increased demand.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
General and administrative expenses	$2,466	$3,748
Percentage of revenues	11.6%	22.2%

Our general and administrative expenses decreased $1.3 million, or 34.2%, from $3.7 million in the three months ended September 30, 2011 to $2.5 million in the three months ended September 30, 2012. The decrease was primarily due a $776,000 decrease in the fair market value of contingent consideration issued to the Blammo non-employee shareholders and a $372,000 decrease in professional, consulting and outside service fees associated with external legal, audit and valuation services provided in respect of the Blammo and Griptonite acquisitions in the third quarter of 2011. This was partially offset by a $91,000 increase in salaries, benefits and variable compensation as headcount increased from 63 at September 30, 2011 to 65 at September 30, 2012. As a percentage of revenues, general and administrative expenses decreased from 22.2% in the three months ended September 30, 2011 to 11.6% in the three months ended September 30, 2012. General and administrative expenses included $437,000 of stock-based compensation expense in the three months ended September 30, 2012 and $386,000 in the three months ended September 30, 2011. We anticipate that our general and administrative expenses will increase slightly during the fourth quarter of 2012. In addition, we will continue to be exposed to fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our amortization of intangible assets increased from $330,000 in the three months ended September 30, 2011 to $495,000 in the three months ended September 30, 2012. This increase was due to amortization expense associated with non-compete agreements capitalized at their fair value as part of the purchase accounting for both the Griptonite and Blammo acquisitions. Our goodwill impairment charge increased from zero in the three months ended September 30, 2011 to $3.6 million in the three months ended September 30, 2012, due to a decline in the estimated fair value of our APAC reporting unit attributable to an accelerated decline in the local feature phone business and the recent restructuring of our operations in the region. Our restructuring charge increased from zero in the three months ended September 30, 2011 to $213,000 in the three months ended September 30, 2012. Our restructuring charges for the three months ended September 30, 2012 were comprised of employee termination costs in our Kirkland, Washington; Spain; and China offices. We anticipate incurring additional termination costs of approximately $850,000 in the fourth quarter of 2012 in order to better align sales and marketing and research and development expenses with our current business strategy.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $344,000 during the three months ended September 30, 2011 to net expense of $455,000 in the three months ended September 30, 2012. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Income tax benefit increased from $813,000 in the three months ended September 30, 2011 to $1.1 million in the three months ended September 30, 2012. This change was primarily due to the release of valuation allowances on our acquisitions and changes in pre-tax income in certain foreign entities. We expect our effective tax rate in 2012 to fluctuate on a quarterly basis. The effective tax rate could be affected by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. At September 30, 2012, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $714,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Results of Operations

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Feature phone	$10,799	$25,979
Smartphone	55,713	25,032

Revenues	$66,512	$51,011

Our revenues increased $15.5 million, or 30.4%, from $51.0 million for the nine months ended September 30, 2011 to $66.5 million for the nine months ended September 30, 2012, due to a $30.7 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android-based devices related primarily to micro-transactions, offers and advertisements. This was partially offset by a $15.2 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $7.4 million of revenues as of September 30, 2012 relating primarily to offers and in-app-purchases which have been deferred over their average useful lives. International revenues increased by $2.8 million, from $25.7 million in the nine months ended September 30, 2011 to $28.5 million in the nine months ended September 30, 2012. This was primarily related to a $5.0 million increase in our other geographic revenues, primarily related to increased revenues from Korea and Australia resulting from additional revenues attributable to smartphone storefronts and OEM relationships. This increase was partially offset by a decrease of $2.5 million in our EMEA and Americas, excluding the United States, revenues, primarily related to declining feature phone revenues.

Cost of Revenues

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Cost of revenues:
Royalties and other cost of revenues	$6,888	$10,344
Amortization of intangible assets	2,710	3,895

Total cost of revenues	$9,598	$14,239

Revenues	$66,512	$51,011

Gross margin	85.6%	72.1%

Our cost of revenues decreased $4.6 million, or 32.6%, from $14.2 million in the nine months ended September 30, 2011 to $9.6 million in the nine months ended September 30, 2012. This decrease was primarily due to a $4.2 million decrease in royalties associated with a decline in royalty-burdened revenue and a $1.2 million decrease in amortization of intangible assets. This decrease was partially offset by a $789,000 increase in hosting fees to support our freemium titles. Revenues attributable to games based upon our own original intellectual property increased as a percentage of revenues from 44.5% in the nine months ended September 30, 2011 to 80.3% in the nine months ended September 30, 2012, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 34.7% in the nine months ended September 30, 2011 to 37.6% in the nine months ended September 30, 2012. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 20.3% in the nine months ended September 30, 2011 to 7.4% in the nine months ended September 30, 2012.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Research and development expenses	$40,709	$26,413
Percentage of revenues	61.2%	51.8%

Our research and development expenses increased $14.3 million, or 54.1%, from $26.4 million in the nine months ended September 30, 2011 to $40.7 million in the nine months ended September 30, 2012. The increase in research and development costs was primarily due to an $11.0 million increase in salaries, benefits and variable compensation under our employee bonus plans as we increased our research and development headcount from 462 employees at September 30, 2011 to 534 employees as of September 30, 2012, mainly resulting from the acquisitions of Griptonite and Blammo at the beginning of August 2011 and GameSpy at the beginning of August 2012. The increase was also due to a $1.7 million increase in stock-based compensation expense, primarily resulting from vesting of the expense and changes in the fair market values of contingent consideration issued to employees who are former shareholders of Blammo, a $1.9 million increase in allocated facility and overhead costs associated with higher headcount and a $934,000 increase in temporary and consulting fees associated with the development, localization and testing of our smartphone titles. This was partially offset by a $2.0 million decrease in payments made to external developers of our titles. As a percentage of revenues, research and development expenses increased from 51.8% for the nine months ended September 30, 2011 to 61.2% for the nine months ended September 30, 2012. Research and development expenses included $2.3 million of stock-based compensation expense in the nine months ended September 30, 2012 and $587,000 in the nine months ended September 30, 2011.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Sales and marketing expenses	$14,621	$10,677
Percentage of revenues	22.0%	20.9%

Our sales and marketing expenses increased $3.9 million, or 36.9%, from $10.7 million in the nine months ended September 30, 2011 to $14.6 million in the nine months ended September 30, 2012. The increase was primarily due to a $4.1 million increase in marketing promotions associated with our freemium games. Salaries, benefits and variable compensation costs remained relatively flat despite increasing our sales and marketing headcount from 33 at September 30, 2011 to 36 at September 30, 2012, as these headcount additions were mainly in low cost locations and higher aggregate salary costs were partially offset by lower variable compensation. As a percentage of revenues, sales and marketing expenses increased from 20.9% in the nine months ended September 30, 2011 to 22.0% in the nine months ended September 30, 2012. Sales and marketing expenses included $343,000 of stock-based compensation expense in the nine months ended September 30, 2012 and $256,000 in the nine months ended September 30, 2011.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
General and administrative expenses	$11,388	$10,188
Percentage of revenues	17.1%	20.0%

Our general and administrative expenses increased $1.2 million, or 11.8%, from $10.2 million in the nine months ended September 30, 2011 to $11.4 million in the nine months ended September 30, 2012. The increase was primarily due to a $1.0 million increase in salaries, benefits and variable compensation as headcount increased from 63 at September 30, 2011 to 65 at September 30, 2012, a $488,000 increase in stock based compensation expense, a $256,000 change in the fair market value of contingent consideration issued to the Blammo non-employee shareholders and a $223,000 increase in professional, consulting and outside service fees associated with external legal, audit and valuation services. The increase in our general and administrative expenses was partially offset by a $899,000 decrease in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses decreased from 20.0% in the nine months ended September 30, 2011 to 17.1% in the nine months ended September 30, 2012. General and administrative expenses included $1.4 million of stock-based compensation expense in the nine months ended September 30, 2012 and $897,000 in the nine months ended September 30, 2011.

Other Operating Expenses

Our amortization of intangible assets increased from $330,000 in the nine months ended September 30, 2011 to $1.5 million in the nine months ended September 30, 2012. This increase was due to amortization expense associated with non-compete agreements capitalized at their fair value as part of the purchase accounting for both the Griptonite and Blammo acquisitions. Our goodwill impairment charge increased from zero in the nine months ended September 30, 2011 to $3.6 million in the nine months ended September 30, 2012 due to a decline in the estimated fair value of our APAC reporting unit attributable to an accelerated decline in the local feature phone business and the recent restructuring of our operations in the region. Our restructuring charge decreased from $637,000 in the nine months ended September 30, 2011 to $533,000 in the nine months ended September 30, 2012. Our restructuring charges for the nine months ended September 30, 2012 were comprised of employee termination costs in our San Francisco, California; Kirkland, Washington; Spain; and China offices.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $853,000 during the three months ended September 30, 2011 to net expense of $611,000 in the nine months ended September 30, 2012. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Income tax provision changed from an expense of $462,000 in the nine months ended September 30, 2011 to a tax benefit of $2.7 million in the nine months ended September 30, 2012. This change was primarily due to the release of uncertain tax positions in certain foreign jurisdictions due to the expiration of the statute of limitations, release of valuation allowances, changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$5,867	$5,528
Cash flows used in operating activities	(5,128)	(2,470)
Cash flows (used in)/provided by investing activities	(5,827)	8,370
Cash flows provided by financing activities	3,069	18,119

Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities. As of September 30, 2012 we had an accumulated deficit of $225.2 million.

Operating Activities

For the nine months ended September 30, 2012, net cash used in operating activities was $5.1 million, primarily due to a net loss of $13.4 million, a decrease in other long-term liabilities of $3.1 million due to the release of an uncertain tax provision upon expiration of the statute of limitations, an increase in prepaid expenses and other assets of $1.2 million and a decrease in accrued royalties of $1.1 million. These amounts were partially offset by adjustments for non-cash items, including goodwill impairment charges of $3.6 million, amortization expense of $4.2 million, stock-based compensation expense of $4.0 million and depreciation expense of $1.7 million.

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

Investing Activities

In the nine months ended September 30, 2012, we used $5.8 million of cash for investing activities resulting primarily from $5.0 million used to purchase the Deer Hunter trademark and brand assets during the second quarter of 2012 and a $1.7 million increase in leasehold improvements, purchases of computer, server and networking equipment to support our freemium games and purchases of software. This was partially offset by $913,000 in cash acquired in connection with our acquisition of GameSpy in the third quarter of 2012.

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

Financing Activities

In the nine months ended September 30, 2012, net cash provided by financing activities was $3.1 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $24.1 million as of September 30, 2012. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $5.6 million and $7.4 million as of September 30, 2012 and December 31, 2011, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, in 2009 and 2010 we repatriated certain distributable earnings from a subsidiary in China. No deferred tax asset was recognized since we do not believe the deferred tax asset will reverse in the foreseeable future.

We expect to fund our operations and satisfy our contractual obligations during the remainder of 2012 primarily through our cash and cash equivalents and cash flows from operations. However, as a result of the acquisitions of Griptonite, Blammo and GameSpy, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with the release of our new freemium games, we expect to use cash in our operations during the fourth quarter of 2012 as we seek to grow our business. We believe our cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, usage of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	1 Year*	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations, net of sublease income	$9,063	$915	$5,871	$2,277	$—
Guaranteed royalties(1)	122	122	—	—	—
Uncertain tax position obligations, including interest and penalties(2)	3,014	—	—	—	3,014
Blammo earn-out (3)	2,076	—	2,076	—	—

Total contractual obligations	$14,275	$1,037	$7,947	$2,277	$3,014

*	Represents the remaining three months of 2012
(1)	We have entered into license and development arrangements with various owners of brands and other intellectual property so that we can create and publish games for mobile devices based on that intellectual property. A significant portion of these agreements require us to pay guaranteed royalties over the term of the contracts regardless of actual game sales.

(2)	As of September 30, 2012, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of September 30, 2012, the date of settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.
(3)	As of September 30, 2012, the contingent consideration issued to the former Blammo shareholders had a fair value of $2.1 million. The fair value represents the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2013, fiscal 2014 and fiscal 2015. As of September 30, 2012, we had recorded $1.7 million on our condensed consolidated balance sheets as employee shareholders of Blammo must continue to provide services during the earnout periods.

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our market risk profile has not changed significantly during the first nine months of 2012.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2012, we had no short-term investments and substantially all $24.1 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2012 and December 31, 2011, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, Russia and Spain and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from domestic and international platform operators, wireless carriers and other customers. We perform ongoing credit evaluations of our customers’ financial condition but generally require no collateral from them. At September 30, 2012, Apple accounted for 29.7%, Google accounted for 12.2%, Medium Entertainment accounted for 12.2% and Nintendo accounted for 10.4% of our total accounts receivable. At December 31, 2011, Apple accounted for 26.6%, Tapjoy accounted for 18.0%, Telecomunicaciones Movilnet accounted for 11.7% and Google accounted for 10.3% of our total accounts receivable. No other customer represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 70 countries in more than 20 different currencies, and in 2011 and in the first nine months of 2012, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 5, 2012, Mobile Transformation LLC (“Mobile Transformation”) filed a complaint against us in the U.S. District Court for the District of the State of Delaware, claiming that our systems and methods for displaying advertisements with played data via various video game applications infringe its U.S. Patent No. 6,351,736. Mobile Transformation is seeking unspecified damages for our alleged infringement of its patent as well as its costs and expenses, including attorneys’ fees, incurred in prosecuting this claim. This action has only recently been filed and, accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

We have incurred significant losses since inception, including a net loss of $13.4 million in 2010, a net loss of $21.1 million in 2011 and a net loss of $13.4 million in the nine months ended September 30, 2012. As of September 30, 2012, we had an accumulated deficit of $225.2 million. We expect our costs to increase as we implement additional initiatives designed to increase revenues, such as increased sales and marketing expenses related to our new games designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. In addition, our costs have increased significantly as a result of our acquisitions of Blammo, Griptonite and GameSpy due to the addition of approximately 200 employees and independent contractors. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur significant losses and will not become profitable. In addition, our revenues declined in each of 2009 and 2010 from the preceding year, and only increased slightly in 2011 from 2010 levels. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future. Furthermore, during 2010, 2011 and the first nine months of 2012, we incurred aggregate charges of approximately $4.3 million, $1.1 million and $4.1 million for royalty impairments, goodwill impairments and restructuring activities, and we expect to incur an additional approximately $850,000 in the fourth quarter of 2012 relating to restructuring activites. If we continue to incur these charges, it will continue to negatively affect our operating results and our ability to achieve profitability.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the popularity and monetization rates of our new freemium games released during the quarter and the ability of our games released in prior periods to sustain their popularity and monetization rates;

•	the number of new games released by us and our competitors;

•

the timing of release of new games by us and our competitors, particularly those that may represent a significant portion of revenues in a quarter, which timing can be impacted by internal development delays, shifts in product strategy and how quickly digital storefront operators, such as Apple, review and approve our games for commercial release;

•	changes in the prominence of storefront featuring for our leading games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;

•

our ability to increase the daily and monthly active users of our freemium games that we develop for smartphones and tablets, as well as the level of engagement of these users, the length of time these users continue to play our games and the average revenues we derive from these users;

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

•

the amount and timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2010 and 2011, we impaired $663,000 and $531,000, respectively, of certain prepaid royalties and royalty guarantees, and in the first nine months of 2012, we impaired $3.6 million of our goodwill related to our APAC reporting unit;

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

As a result of the continued migration of users from traditional feature phones to smartphones, we expect our feature phone revenues, which represented 16.2%, 47.0% and 84.7% of our revenues in the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, respectively, to continue to decrease significantly. For us to succeed in 2012 and beyond, we believe that we must increasingly publish mobile games that are widely accepted and commercially successful on the smartphone and tablet digital storefronts (such as Apple’s App Store, the Google Play Store, Amazon’s Appstore and Microsoft’s XBOX Live marketplace), as well as significantly increase the number of players of our games and the average lifetime value of these players. Our efforts to continue to significantly increase our revenues derived from games for smartphones and tablets may prove unsuccessful or, even if successful, it may take us longer to achieve the revenue growth that we anticipate because, among other reasons:

•

the open nature of many of these digital storefronts increases substantially the number of our competitors and competitive products and makes it more difficult for us to achieve prominent placement or featuring for our games;

•

the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term;

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

We have focused our development efforts for smartphones and tablets on creating freemium games, rather than premium games, and if our freemium strategy is unsuccessful, it will seriously harm our business.

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

•

our relatively limited experience with creating games that include micro-transaction capabilities, advertising and offers may cause us to have difficulty optimizing the monetization of our freemium games;

•	changes in Apple’s policies that have limited our ability to use certain types of virtual currency-incented advertising offers, third party advertising and other monetization techniques in our games

•

some of our competitors have released a significant number of freemium games on smartphones and tablets, and the number of freemium games available on the smartphone and tablet digital storefronts has been steadily increasing, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•

we intend to continue to develop substantially all of our freemium games based upon our own intellectual property, rather than well-known licensed brands, and, as a result, we may encounter difficulties in generating sufficient consumer interest in our games, particularly since prior to 2011, we had relatively limited success in generating significant revenues from games based on our own intellectual property;

•	freemium games have a relatively limited history and it is unclear how popular this style of game will become or remain or its revenue potential;

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

•

our freemium games may otherwise not be widely downloaded by consumers for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features that encourage users to invite their friends to play our games with them, a failure to achieve prominent storefront featuring for such games or the inconvenience associated with downloading our thick-client games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device.

•

even if our freemium games are widely downloaded, we may fail to retain users of these games or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through updates to our games;

•

we have encountered difficulties in keeping users engaged in our freemium games for a significant amount of time subsequent to their initial download of the games, for a variety of reasons, including due to the relative lack of community features in our games compared to those of some of our competitors, and we may have difficulty increasing consumer retention in our games;

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

The significant majority of our smartphone revenues are derived from Apple’s iOS and Google’s Android platforms, which accounted for 34% and 11%, respectively, of our total revenues in 2011 and 54% and 24%, respectively, of our total revenues in the nine months ended September 30, 2012. We believe that we have maintained a good relationship with both Apple and Google, which has contributed to the majority of our games receiving featuring on their storefronts when they are commercially released. Accordingly, any deterioration in our relationship with either Apple or Google would materially harm our business and likely cause our stock price to decline.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their respective storefronts. Each of Apple and Google has unilateral discretion to change its standard terms and conditions. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the nine months ended September 30, 2011, and our inability to subsequently utilize such offers negatively impacted our smartphone revenues thereafter. Most recently, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which will negatively impact our ability to generate smartphone revenue through incented offers in the fourth quarter of 2012 and beyond. Any similar changes in the future that impact our freemium revenues could materially harm our business, and we may not receive any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We have a relatively new and evolving business model with a short operating history and rely on a very small portion of our total players for nearly all of our smartphone revenue that we derive from in-app purchases.

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

The fact that our freemium games can be downloaded and played for free has contributed to our success in generating large numbers of installs and significantly growing our user base. However, only a very small portion of our daily and monthly active users ever purchase virtual currency or goods in our games. In order to significantly increase our smartphone revenues, we must increase the number of users of our games and keep them playing our games for a longer period of time so that we can more effectively monetize these users. To attract and retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We have to date encountered difficulties in keeping users engaged in our freemium games for a significant amount of time subsequent to their initial download of the games, and we might not succeed in our efforts to increase the average lifetimes of our users, particularly if we are unable to increase the number of community features in our games. If we fail to grow our daily and monthly active users, if the rates at which we attract and retain players does not increase or if the average amount our users pay declines, our business may not grow, our financial results will suffer, and our stock price may decline.

As part of our efforts to improve the monetization of our games, we intend to increasingly develop titles that incorporate more connected, community-based gameplay, such as player versus player functionality, and have hired a new President of Studios to oversee this evolution of our product portfolio. We have delayed the expected launch date of several of our new connected, community-based games from the fourth quarter of 2012 to the first quarter of 2013 to provide our new President of Studios sufficient time to refine these titles, which will negatively impact our fourth quarter revenues. We have limited experience with creating connected, community-based games, and face significant competition from companies who have achieved significant success in developing and monetizing this style of game. If we are not successful in these efforts, it will negatively impact our revenues in the first quarter of 2013 and beyond.

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

The operation of the GameSpy business, which provides technology and services for multiplayer and server-based gaming, will pose a number of challenges for us. For example, we do not have a direct contract with the data center in which the GameSpy equipment is located, but instead will receive the services that we will require to support many of our future game launches and service GameSpy’s existing customers pursuant to a transition services agreement with IGN Entertainment, Inc., GameSpy’s former parent corporation. Accordingly, to the extent that IGN does not provide us with transitional data center services in a timely, reliable and otherwise professional manner, it could (1) adversely impact many of the games we expect to launch in the next twelve months and beyond, which would negatively impact our revenues, and (2) place us in breach with respect to GameSpy’s existing customer contracts. In addition, this transition services agreement has a term of no more than two years and is subject to early termination under certain circumstances, including in the event that IGN is no longer affiliated with its parent corporation, News Corp. Once the transition services agreement terminates, we will need to procure our own data center agreement, which may require us to move the GameSpy equipment to another facility, potentially on short notice. Such a transition could result in disruption to some of our games, which would likely negatively impact our revenues and reputation. Furthermore, we may encounter difficulties in fulfilling our obligations under the existing GameSpy contracts, as we have no experience in operating this type of services business.

The integration of Griptonite has been, and may continue to prove to be, particularly challenging due to its size, as Griptonite has nearly 200 employees and independent contractors compared with approximately 400 employees at Glu prior to the Blammo and Griptonite acquisitions, as well as the fact that Griptonite had historically built premium games on a work-for-hire basis for non-smartphone platforms such as Microsoft’s Xbox 360, Nintendo’s Wii, Nintendo’s DS and Sony’s PSP. We have invested, and will continue to invest, considerable management time and resources in order to educate the Griptonite studio personnel with respect to the development of freemium games for smartphone platforms. We cannot yet be sure that these efforts will prove successful since we have encountered significant development delays with respect to some Griptonite titles and none of the Griptonite titles that we released in the third quarter of 2012 met our revenue expectations. If we are not successful in these efforts, it will adversely impact our operating results given the significant increase in our operating expenses that have resulted from such acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions, including the Griptonite, Blammo, and GameSpy acquisitions and our purchase of the Deer Hunter brand assets from Atari, do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which would harm our operating results. For example, during 2008 we incurred an aggregate goodwill impairment charge related to write-downs in the third and fourth quarters of 2008 of $69.5 million as the fair values of our three reporting units were determined to be below their carrying values. In addition, we had a goodwill impairment charge of $3.6 million during the third quarter of 2012, as we determined that the estimated fair value of our APAC reporting unit was less than its carrying value due to accelerated declines in our legacy feature phone business and the recent restructuring of our APAC operations. Our APAC reporting unit may be subject to additional charges in the future as we continue to realign the business and deal with the challenges related to our existing distribution channels in the region in our efforts to improve smartphone revenue growth.

Moreover, the terms of acquisitions may require that we make future cash or stock payments to shareholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made. For example, our Blammo acquisition agreement provides that the former Blammo shareholders may earn up to 3,312,937 shares of our common stock if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015. In addition, our merger agreement with Griptonite provides that we may be required to issue up to 5,301,919 additional shares or in specified circumstances pay additional cash (1) in satisfaction of indemnification obligations in the case of, among other things, breaches of our representations, warranties and covenants in the merger agreement or (2) pursuant to potential working capital adjustments.

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

With respect to our freemium games that we publish for smartphones and tablets, we compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Tencent and many well-funded private companies. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than freemium; Electronic Arts and Gameloft have historically been our two primary feature phone competitors with regard to feature phone gaming. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these mobile devices utilizing relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 125,000 active games were available on Apple’s App Store as of October 31, 2012. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing spending to market our products or increasing our development costs.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience with the freemium games business model;

•	greater experience in integrating community features into their games and increasing the lifetime value of their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms such as console gaming or social networking websites to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater resources to make acquisitions;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

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

Our business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful freemium games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, although we have enjoyed success with respect to a number of our action/adventure freemium games, such as Big Time Gangsta’, Blood & Glory, Contract Killer, Contract Killer: Zombies, Deer Hunter Reloaded, Eternity Warriors, Frontline Commando, Gun Bros and Samurai vs. Zombies Defense, we have had more limited success with respect to our casual titles, with only Bug Village, Small Street and Stardom: The A-List generating significant revenues. If we fail to develop casual titles that achieve broad market acceptance, particularly given the fact that the market size for freemium casual games is currently larger than that for freemium action/adventure games, it could limit our potential revenue growth and harm our operating results. In addition, many of the current top grossing games on the smartphone digital storefronts are games that incorporate community-based gameplay, such as player versus player functionality, and we intend to shift a significant portion of our product portfolio towards this style of game. We have limited experience with creating connected, community-based games, and if we are not successful in these efforts, it will negatively impact our revenues in the first quarter of 2013 and beyond. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

The open nature of the digital storefronts, such as Apple’s App Store and the Google Play Store, substantially increases the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our games. In addition, neither Apple nor Google will generally feature more than one of our games simultaneously, which resulted in our inability to get optimal featuring for some of our games in the third quarter of 2012 when we launched 11 games, some of which were launched close in time to each other. We may encounter similar difficulties in the future to the extent that we launch multiple games during a limited period. Our failure to achieve prominent placement or featuring for our games on the digital storefronts could make it more difficult for users to discover our games and, as a result, cause our games to not generate significant revenues. It may also require us to expend significantly increased amounts on marketing campaigns in order to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing games for them. We believe that a number of factors may influence the featuring or placement of a game in these digital storefronts, including:

•	the perceived attractiveness of the title or brand;

•	the past critical or commercial success of the game or of other games previously introduced by a publisher;

•	the publisher’s and the publisher’s employee’s relationship with the applicable digital storefront owner and future pipeline of quality titles for it;

•	the game’s inclusion of new features and functionality that highlight the capabilities of new smartphones and tablets; and

•	the current market share of the publisher.

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

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games, although the games in that group have shifted over time. For example, in 2011 and 2010, we generated approximately 49.5% and 41.6% of our revenues, respectively, from our top ten games. However, other than Gun Bros, which generated 11.1% of our total revenues in 2011, no individual game represented more than 10% of our revenues in either of those years. Our growth depends on our ability to consistently launch new freemium games that generate significant revenues. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which helped contribute to our revenues declining sequentially from the second quarter of 2012. In addition, we seek to extend the lives of our successful freemium games through regular content updates. The development and launch of our new freemium games and regular content updates require the investment of significant time and resources with no guarantee that they will result in significant revenues. If our new freemium games are not successful or if we are not able to cost-effectively extend the lives of our successful freemium games, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

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

We utilize a game development engine licensed from Unity Technologies to create many of our freemium games, including our 3D games, and expect to continue to utilize this engine for the foreseeable future. Because we do not own this game development engine, we do not control its operation or maintenance. As a result, if we were to experience any issues with regard to the operation of this engine, these issues might not be resolved as quickly as if it were an internally developed engine, despite the fact that we have contractual service level commitments from Unity. In addition, although Unity does not have the right to terminate our agreement absent an uncured material breach of the agreement by Glu, we could lose access to this engine under certain circumstances such as a natural disaster that impacts Unity or a bankruptcy event. If we experience any prolonged issues with regard to the operation of the Unity game development engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline. Furthermore, in the event that Unity were to be acquired by one of our competitors, it would be less likely that our agreement would be renewed, which could impact our game development efforts in the future, particularly with respect to the development of sequels to games that were developed on the Unity engine.

We derive a significant portion of our smartphone revenues from advertisements and offers that are incorporated into our games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.

We derive revenues from our freemium games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with sufficient inventory of advertisements and offers to meet the demand of our active user base. If we exhaust the available inventory of these third parties, it will negatively impact our smartphone revenues. In addition, a large amount of consolidation has occurred, and will likely continue to occur, in the mobile gaming space, including with respect to companies that provide advertisements and offers. If our relationship with any of the companies that we work with (including Tapjoy, which accounted for 13% and 13% of our total revenues in 2011 and the nine months ended September 30, 2012, respectively) terminates for any reason, including due to acquisition, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which would negatively impact our revenues, at least in the short term. Furthermore, the revenue we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the quarter.

The actions of the operators of the platforms on which we distribute our games can also negatively impact the revenues that we generate from advertisements and offers. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended September 30, 2011, and our inability to subsequently utilize such offers negatively impacted our smartphone revenues thereafter. In addition, in the third quarter of 2012, Apple made changes to its terms and conditions which could negatively impact the revenues we generate from third party advertisers. Any similar changes in the future that impact our revenues that we generate from advertisements and offers could materially harm our business, and we may not receive any advance warning of such change.

If sales of feature phones in our carrier-based business or the average selling prices of our games sold through wireless carriers decline more rapidly than we currently expect, it could have a material adverse impact on our revenues, financial position and results of operations.

We currently derive a significant portion of our revenues from sales of our games on feature phones through wireless carriers. However, our feature phone revenues declined from $54.5 million in 2010 to $31.1 million in 2011 and from $26.0 million for the nine months ended September 30, 2011 to $10.8 million for the nine months ended September 30, 2012, which was primarily due to the continuing migration of consumers from feature phones to smartphones. We believe that the decline in the sales of feature phones and the transition of consumers to smartphones will continue during the remainder of 2012 and beyond. In addition, due to the continuing decline in the sales of feature phones, we intend to distribute significantly fewer games for feature phones in future periods, which will further reduce our revenues that we derive from feature phones. However, if our feature phone revenues decline more rapidly than we currently anticipate, it would negatively impact our overall revenues and cash flows from operations, which could in turn negatively impact our ability to invest resources in developing and marketing our freemium games for smartphone platforms. In addition, premium games sold on smartphones typically have lower average prices than our games sold on feature phones, and as consumers continue to migrate to smartphones, it could result in lower average prices for our games sold on feature phones. Any unexpected acceleration in the slowdown in revenues generated from feature phones, or any reduction in the average prices of our games sold through our wireless carriers, could have a material adverse impact on our revenues, financial position and results of operations.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 70 countries in more than 20 different currencies, with Pounds Sterling and Euros being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in 2010, 2011 and the first nine months of 2012, and expect to experience continued significant fluctuations in the future. These issues may continue to negatively impact the economy and our growth. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Revenues derived from mobile games and other applications based on or incorporating brands or other intellectual property licensed from third parties accounted for 50.7% and 78.1% of our revenues in 2011 and 2010, respectively. In 2011, revenues derived under various licenses from our five largest licensors during that year, Activision, Atari, Caesar’s, Fremantle Media and 2waytraffic, together accounted for approximately 30.9% of our revenues. Creating games based on well-known, licensed brands has historically been critical to the success of our feature phone business, as this helped us achieve more prominent placement on our wireless carriers’ decks and contributed to greater commercial success with feature phone consumers. In addition, the majority of our premium games that we initially released for smartphones were based on licensed brands. However, we have shifted our business strategy towards becoming the leading publisher of mobile freemium games, and we intend to continue to have the substantial majority of these freemium games be based upon our own intellectual property. As a result, we have allocated a significantly smaller amount of our operating budget to licensing deals and might elect not to renew our existing brand and content licenses when they expire. In addition, we intend to only selectively enter into new licensing arrangements in future periods. Our existing licenses expire at various times during the next several years, and our revenues will be negatively impacted to the extent that we lose the right to distribute games based on licensed content. For example, our right to publish our World Series of Poker game for smartphones and tablets expired on March 31, 2012. The expected decline in the revenues we derive from games based on licensed brands could have an unexpectedly greater impact on our overall revenues and operating results to the extent that we are not successful in significantly increasing our revenues from games developed for smartphones and tablets based on our own intellectual property.

We rely on a combination of our own servers and third party infrastructure to operate our freemium games. If we experience any system or network failures, cyber attacks or any other interruption to our freemium games delivered as a live service, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts, wireless carriers and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for the downloading of our games. We also rely on our own servers and third-party infrastructure to operate our freemium games that are delivered as a live service, to maintain and provide our analytics data and to deliver games on demand to end users through our carriers’ networks. In particular, a significant portion of our freemium game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids; Amazon experienced a power outage during the second quarter of 2012 which affected our games for approximately one day. In addition, we intend to utilize GameSpy’s services and equipment, which is housed in an out-of-state data center, for many of our freemium games that we intend to release in the second half of 2012 and beyond, which is subject to a transitional data center services agreement between us and IGN, GameSpy’s former parent corporation. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies could result in the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases or our analytics data, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, some users of our Android-based games have experienced issues receiving the virtual currency that they purchased and paid for. In addition, in connection with the release of our Gun Bros game on Apple’s App Store in the fourth quarter of 2010, we experienced issues with our data servers that resulted in gameplay issues and the loss of some users’ virtual assets they acquired through in-app purchases. If virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose users of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Furthermore, during the fourth quarter of 2010 and first half of 2011, we lost some of our analytics data, including data with respect to our daily and monthly average users. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.

International sales represented approximately 50.1% and 55.1% of our revenues in 2011 and 2010, respectively. To target international markets, we develop games that are localized and customized for consumers in those markets. We have international offices located in a number of foreign countries including Brazil, Canada, China, England, India and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues. Risks affecting our international operations include:

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

Our business depends, in part, on the commercial introduction of new mobile devices with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, the introduction of new and more powerful versions of Apple’s iPhone and iPad and devices based on Google’s Android operating system, have helped drive the growth of the mobile games market. In addition, consumers generally purchase the majority of content, such as our games, for a new phone or tablet within a few months of purchasing the device. We do not control the timing of these mobile device launches. Some manufacturers give us access to their mobile devices prior to commercial release. If one or more major manufacturers were to cease to provide us access to new mobile device models prior to commercial release, we might be unable to introduce compatible versions of our games for those mobile devices in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because we do not adequately build into our title plan the demand for games for a particular mobile device or experience game launch delays, we miss the opportunity to sell games when new mobile devices are shipped or our end users upgrade to a new mobile device, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

If consumers or digital platform operators believe that our games contain objectionable content, our reputation and operating results could suffer.

The majority of our successful freemium games are in the action/adventure genre, and we expect that the majority of the games that we will release in the remainder of 2012 will be of a similar nature. Some of these games contain violence or other content that certain consumers may find objectionable, particularly with respect to their children. For example, our Big Time Gangsta game has been assigned a 17-and-older rating by Apple due to its violence and drug and alcohol references. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one version which had no depictions of blood. Despite these ratings and precautions, consumers may be offended by certain of the content in our games and children to whom these games are not targeted may choose to play them anyway. In addition, there is a risk that one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which hidden features might contain profanity, graphic violence or sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, consumers could refuse to buy it or demand a refund of their money and they could pressure the digital platform operators to no longer allow us to publish the game on their platforms. This could have a materially negative impact on our business, operating results and financial condition.

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

As a result of our GameSpy, Blammo and Griptonite acquisitions, as well as our plans to increase our spending on sales and marketing and research and development initiatives in connection with our freemium games, we expect to continue to use cash in our operations during the fourth quarter of 2012 as we seek to grow our business. As of September 30, 2012, we had $24.1 million of cash and cash equivalents, which were held in operating bank accounts. If our cash and cash equivalents and cash generated from operations are insufficient to meet our cash requirements, we will need to seek additional capital, potentially through an additional debt or equity financing (potentially pursuant to our effective universal shelf registration statement), procuring a new debt facility or selling some of our assets, to fund our operations. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, such was the case with respect to the private placement transaction we completed in August 2010 and the underwritten offering of our common stock that we completed in January 2011, particularly given our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Additionally, our $8.0 million credit facility expired on September 30, 2011, and, if we wish to enter into a new facility, we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our business is subject to increasing governmental regulation in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

Furthermore, the growth and development of freemium gaming and the sale of virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours. We anticipate that scrutiny and regulation of our industry will increase and that we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover virtual currency or goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may depend on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may dampen the growth of freemium gaming and impair our business.

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and in October 2012, we announced a strategic relationship with Probability PLC to offer a suite of Glu-branded mobile slot games in the United Kingdom and Italy. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet and on mobile devices, and the European Union has proposed reforms to its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. In addition, in October, 2012, the California Attorney General sent a letter to a number of companies (not including Glu) warning them that they had 30 days to conspicuously post their privacy policies within their mobile applications or they would be in violation of the California Online Privacy Protection Act. If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy related matters, or if any concerns are raised by consumers about our privacy practices, even if unfounded, it could damage our reputation and operating results.

We currently collect certain personally identifiable information regarding our customers, including the unique device identifiers (UDIDs) of our customers’ smartphones and tablets, and expect in the future to collect additional personally identifiable information regarding our customers. Apple now prohibits applications that access a user’s UDID, and this change in policy has required us to modify our business practices. We post our privacy policy and our terms of service on our corporate website. In these policies, we describe our practices concerning the use, transmission and disclosure of the information that we collect regarding our users. Any failure by us to comply with our posted privacy policy, terms of service or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the mobile gaming industry is often unclear. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

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

•	changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Electronic Arts and Zynga;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

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

Our intellectual property is an essential element of our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. In addition, there are practical and other limitations to the protection offered by copyright law. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free. Further, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

Third parties may sue us, including for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, on November 5, 2012, Mobile Transformation LLC filed a complaint against us in The U.S. District Court for The District of The State of Delaware claiming that we are infringing one of its patents and seeking unspecified damages. In the event of a successful claim against us, whether in the suit brought by Mobile Transformation LLC or pursuant to a future claim, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis could force us to withdraw games from the market or prevent us from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, the accounting for revenue derived from smartphone platforms and freemium games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. We currently defer revenues related to virtual goods and currency over the average playing period of paying users which approximates the useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

On August 2, 2012, in connection with our acquisition of GameSpy, we issued to GameSpy’s sole shareholder 600,000 shares of our unregistered and restricted common stock, representing consideration of approximately $2.8 million based on the $4.66 closing price for our common stock on The NASDAQ Global Market on August 2, 2012. The sale of the common stock was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. See our Current Report on Form 8-K filed with the SEC on August 2, 2012 for more information regarding our acquisition of GameSpy.

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

GLU MOBILE INC.

Date: November 9, 2012	By:	/s/ Niccolo M. de Masi

Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Eric R. Ludwig

Eric R. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference		Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of August 2, 2012 by and among Glu Mobile Inc., Galileo Acquisition Corp, IGN Entertainment, Inc. and GameSpy Industries, Inc.					X

10.01	Second Amendment to Lease Agreement, dated as of August 9, 2012, to the Lease Agreement by and among Glu Mobile Inc. and Marymoor Warehouse Associates, LLC, dated as of November 5, 2007.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Report Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Presentation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.