Form 10-K
period 2012-12-31
GLU MOBILE INC
filed 2013-03-15
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368

Glu Mobile Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2143667
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 Fremont Street, Suite 2800 San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)

(415) 800-6100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by The NASDAQ Global Market, was approximately $333,137,884. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 1, 2013 was 66,635,920.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report, particularly in the section titled “Risk Factors,” and the risks discussed in our other Securities and Exchange Commission (the “SEC”) filings. We undertake no obligation to update the forward-looking statements after the date of this report, except as required by law.

PART I

Item 1. Business

General

Glu Mobile develops and publishes a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play store, Amazon Appstore, Microsoft Xbox Live marketplace and Samsung App Store. We create games based on our own brands, including Blood & Glory, Big Time Gangsta, Contract Killer, Contract Killer: Zombies, Deer Hunter, Eternity Warriors, Frontline Commando, Gun Bros, Samurai vs. Zombies Defense and Stardom, as well as third-party licensed brands. We are based in San Francisco, California.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The public can read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after they are filed. Our internet website is located at www.glu.com and our Investor Relations website is located at www.glu.com/investors. The information on our website is not incorporated into this report, unless otherwise expressly stated. Copies of our Annual Report on Form 10-K for the year ended December 31, 2012 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 45 Fremont Street, Suite 2800, San Francisco, California 94105 or by calling 415-800-6100.

Business Developments and Strategy

Since January 1, 2012, we have taken the following actions to support our business:

•	We continued to focus our efforts on developing and publishing games for smartphones and tablet devices, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system, such as Samsung’s Galaxy product line and Amazon’s Kindle Fire. Our significant achievements related to these efforts included the following:

•	We generated $74.4 million in smartphone revenues in 2012, a 112% increase from the $35.1 million in smartphone revenues we generated in 2011.

•	Smartphone revenues comprised 85.0% of our total revenues in 2012 compared with 53.0% of our total revenues in 2011.

•	Our gross margin increased to 85.5% from 72.2% in 2012.

•

In December 2012, we had approximately 3.5 million daily active users and 34.8 million monthly active users of our games on our primary distribution platforms, including Apple’s App Store, the Google Play Store, Amazon’s Appstore and the Mac App Store.

•

As of December 31, 2012, we had approximately 384.0 million cumulative installs of our smartphone games on our primary distribution platforms noted in the preceding bullet, including approximately 54.0 million installs during the fourth quarter of 2012.

•	We continued to execute on our strategy to become the leading developer and publisher of “freemium” games for smartphones, tablets and other platforms. Freemium games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We released 21 freemium games during 2012, and expect to release approximately 15 additional freemium titles during 2013.

•	In April 2012, we acquired from Atari, Inc. the Deer Hunter trademark and associated domain names and also entered into an agreement with Atari for the exclusive, irrevocable, sublicensable and transferable worldwide license to the other intellectual property associated with the Deer Hunter brand. The acquisition of the Deer Hunter brand assets enabled us to expand our portfolio of original intellectual property and to eliminate our royalty payments to Atari for games based on this brand. We subsequently released Deer Hunter Reloaded in April 2012, which was one of our highest revenue-generating games of 2012.

•	We significantly increased the revenues that we generate from titles based on our own intellectual property, deriving 80.5% of our total revenues in 2012 from original intellectual property titles compared with 49.3% in 2011. Some of the successful original intellectual property titles that we launched in 2012 were Blood & Glory: Legend, Contract Killer 2, Contract Killer: Zombies 2, Deer Hunter Reloaded and Eternity Warriors 2, each of which was a sequel or brand extension of our existing original intellectual property. We also launched a new original intellectual property title, Samurai vs. Zombies Defense. We intend to continue to base the substantial majority of our games upon our own intellectual property, which we believe will continue to increase our margins and enhance our long-term value.

•	In August 2012, we acquired GameSpy Industries, Inc., a provider of technology and services for multiplayer and server-based gaming.

•	In October 2012, we entered into an agreement with Probability PLC to create Glu original intellectual property branded mobile casino games for consumers in the United Kingdom and Italy. Probability launched a real-money slots game based on our Samurai vs. Zombies Defense brand in the first quarter of 2013.

•	In November 2012, we hired Matt Ricchetti as our first President of Studios to oversee all of our worldwide development studios and focus on improving the monetization of our games.

•	Although our primary focus is creating and distributing freemium games based on our own intellectual property, to further expand our business, in February 2013, we announced the creation of our Glu Publishing division, which will seek to enter into strategic relationships with third-party developers to publish their titles through our network of distribution channels.

The mobile games market continued to undergo significant changes in 2012. There has been, and we believe that there will continue to be, an increase in the number of smartphones sold as consumers continue to migrate from traditional feature phones to these next-generation devices. In addition, since early 2010, Apple, Amazon, Microsoft, Samsung and a number of other manufacturers have introduced tablet devices, which enable mobile game developers to create titles that are optimized for larger screen sizes and designed to take advantage of the tablets’ advanced capabilities and functionality. Furthermore, during the fourth quarter of 2012, Apple introduced a smaller version of its tablet, the iPad mini, which could spur additional consumer adoption of tablets. We believe that the worldwide proliferation of smartphones and tablets will continue for the foreseeable future.

We continued to execute on our strategy of becoming the leading developer and publisher of freemium games for smartphones, tablets and other advanced platforms. In order for us to achieve this goal, we must develop and publish mobile games that are widely accepted and commercially successful on digital storefronts that distribute games for these devices and platforms. These include Apple’s App Store and Mac App Store, the Google Play Store and Google Chrome, Amazon’s Appstore, Microsoft’s Xbox Live Marketplace and the Samsung App Store. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and advanced platforms, and intend to continue to devote significantly fewer resources in future periods towards selling and supporting games for feature phones.

We have succeeded in generating a large number of downloads of our games. This is in part because our games can be downloaded and played for free, which enables us to build a significantly larger customer base more quickly than we could if we charged users an up-front fee for downloading our games, which was our previous feature phone business model. In addition, we believe that our games consistently have high production values, are visually appealing and have engaging core gameplay. These characteristics have typically resulted in highly positive consumer reviews and enhanced our reputation for publishing compelling freemium games. We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games receiving featuring on their storefronts when they are commercially released.

However, for us to continue to execute on our strategy of becoming the leading developer and publisher of freemium games for smartphones, tablets and other advanced platforms, we must improve our monetization of the many daily and monthly active users of our games. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry in 2013 and beyond. Accordingly, we have implemented a number of measures designed to improve the monetization of our games. These include: (1) hiring a number of new personnel with monetization expertise; (2) including new categories of games in our planned 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games (such as role-playing games and real-time strategy games); and (3) including deeper “meta game” functionality in our game, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention.

Our Products

We develop and publish a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices. Although we have licensed, and intend to continue to selectively license, third-party brands, we have since 2010 concentrate on developing games based on our own intellectual property, which include Big Time Gangsta’, Blood & Glory, Bug Village, Contract Killer, Contract Killer: Zombies, Deer Hunter, Dragon Storm, Eternity Warriors, Frontline Commando, Gun Bros, Lil’ Kingdom, Samurai vs. Zombies Defense, Small Street and Stardom.

Although users can download and play our freemium games free of charge, they can purchase virtual currency to buy various virtual items to enhance their gameplay experience – we refer to these as “in-app purchases” or “micro-transactions”. Some of the benefits that players receive from their in-app purchases include:

•	Play Longer Through Better Equipment – We generally design our games to become significantly more challenging as the player advances through the game. For a game like Blood & Glory Legend, players can use their virtual currency to purchase more powerful weapons, stronger armor and healing potions to increase their odds of continued survival.

•	Play Longer Through Energy Replenishment – We design some of our games, such as Contract Killer, to have short playing sessions, the duration of which are limited by the energy available for each session. Players of Contract Killer can use their virtual currency to purchase items that will replenish their energy and enable them to extend their game play session.

•	Accelerate Game Progress – Although some players are content to slowly “grind” their way through progressing in a game, other users are willing to purchase items to accelerate their progression. For example, Dragon Storm enables players to spend their virtual currency to have tasks, such as the construction of buildings, instantly completed, thus allowing the user to accelerate his or her progress in the game.

•	Customization – Our games generally enable consumers to express themselves by customizing their character or the world the character inhabits. For example, Stardom: Hollywood allows users to personalize their characters’ appearance, clothing and living environment, as well as purchase special items available for a limited time, such as for holidays.

We sell virtual currency to consumers at various prices ranging from $0.99 to $99.99, which is consistent with storefront pricing guidelines, with the significant majority of player purchases occurring at the lower price points. The digital storefronts generally share with us 70% of the consumers’ payments for virtual currency, which we record as revenues. Consumers may also acquire virtual currency through game play or by completing offers, as described below.

In addition to in-app purchases of virtual currency, we also monetize our games through offers and in-game advertising. Offers enable users to acquire virtual currency without paying cash but by instead taking specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey. We work with third parties to provide these offers to end users of our freemium games, and we receive a payment from the third-party offer provider based on consumers responding to these offers. We also work with third-party advertising aggregators who embed advertising, such as banner ads, in our games; the aggregators typically pay us based on the number of impressions, which is the number of times an advertisement is shown to a player. In addition, we from time to time work directly with other application developers to include advertising for their applications in our games, and the developers pay us based on either the number of impressions in our games or the number of users who download the developer’s application.

We have generally designed our games to incorporate social features that enhance the user’s game play experience, and we intend to continue to introduce more social, community-based features into many of our new titles by leveraging the technology that we acquired in the GameSpy acquisition. For example, Dragon Storm includes live chat functionality and enables users to create alliances with other players, Gun Bros 2 enables players across Apple’s iOS and Mac OS platforms to compete against each other in real-time, synchronous combat, and Stardom: Hollywood allows users to incorporate their friends into the game by filming movies and going on dates with them. Many of our games also leverage technologies such as Apple’s Game Center or Facebook Connect, which enables players to compare their high scores and achievements with their friends and against the global leaderboard.

Our smartphone games typically have “thick clients” due to their high production values and, in some cases, 3-D graphics. A thick client game means that our games have a large file size, often 100 megabytes or more, that resides on the player’s device. Because of the inherent limitations of the digital platforms and telecommunications networks, which, at best, only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, users generally must download one of our games either via a wireless Internet (wifi) connection or initially to their computer and then load the game to their device.

The table below sets forth each of the titles that we released in 2012, as well as the title’s launch date, genre and whether it was based on Glu’s intellectual property or a licensed brand.

Title	Release Date	Genre	Intellectual Property
Poker Hold’em Challenge	February 2012	Alternative Sports	Glu Owned
Rogue Racing	February 2012	Alternative Sports	Glu Owned
Small Street	February 2012	Casual	Glu Owned
Samurai vs. Zombies Defense	March 2012	Action-Adventure	Glu Owned
Deer Hunter Reloaded	April 2012	Alternative Sports	Glu Owned
Lil’ Kingdom	April 2012	Casual	Glu Owned
Mutant Roadkill	July 2012	Action-Adventure	Glu Owned
Blood & Glory Legend	August 2012	Action-Adventure	Glu Owned
Eternity Warriors 2	August 2012	Action-Adventure	Glu Owned
Gears & Guts	August 2012	Action-Adventure	Glu Owned
Ham on the Run	August 2012	Casual	Glu Owned
Tavern Quest	August 2012	Casual	Glu Owned
Bombshells: Hell’s Belles	September 2012	Action-Adventure	Glu Owned
Campers!	September 2012	Casual	Glu Owned
Enchant U	September 2012	Casual	Glu Owned
Indestructible	September 2012	Action-Adventure	Glu Owned
My Dragon	September 2012	Casual	Glu Owned
Contract Killer 2	October 2012	Action-Adventure	Glu Owned
Death Dome	October 2012	Action-Adventure	Glu Owned
Call of Duty Black Ops Zombies(Premium; Android devices only)	August 2012	Action-Adventure	Licensed
Contract Killer: Zombies 2	November 2012	Action-Adventure	Glu Owned
Dragon Slayer	November 2012	Action-Adventure	Glu Owned

As the table illustrates, all but one of our 2012 games was based on our own intellectual property, and we expect this to be the case for the substantial majority of the games that we release in 2013. In 2012, 2011 and 2010, games based on our own intellectual property accounted for approximately 80.5%, 49.3% and 21.9% of our revenues, respectively.

For games based on licensed brands, we share with the licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was approximately 36.5% in 2012, 31.4% in 2011 and 33.4% in 2010. However, the individual royalty rates that we pay can be significantly above or below the average based on a variety of factors, such as the strength of the licensed brand, our development and porting obligations, and the platforms for which we are permitted to distribute the licensed content. The substantial majority of our licenses were entered into before 2010, and do not grant us the right to develop games for smartphone platforms.

Although for the past three years we have focused our efforts on developing freemium games, we also continue to sell premium games, which consumers download for a fee. Our premium games are generally our feature phone titles that are based on licensed intellectual property, though we do on occasion sell premium games for smartphones, such as Call of Duty Black Ops Zombies, and we generally do not continue to update premium games after the initial launch. We typically sell our premium games at prices ranging between $0.99 and $6.99, which is consistent with storefront pricing guidelines. For our premium smartphone games, we generally receive 70% of the consumers’ payments from the digital storefront owner, as we do with sales of virtual currency. For our feature phone business, end users typically purchase our games from their wireless carrier and are charged on their monthly phone bill. Carriers normally share with us 40% to 65% of their subscribers’ payments for our games, which we record as revenues.

Sales, Marketing and Distribution

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store, Amazon’s Appstore, Microsoft’s Xbox Live Marketplace and the Samsung App Store. In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and Google Chrome. The significant majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 53.9% and 34.0% of our total revenues in 2012 and 2011, respectively. We received the majority of these iOS-related revenues directly from Apple, which represented 35.7% and 20.7% of our total revenues in 2012 and 2011, respectively, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 25.5% and 11.0% of our total revenues in 2012 and 2011, respectively, from the Android platform, of which 17.6% and 6.8%, respectively, we received directly from Google for distribution of our games through the Google Play store and the balance of which we received from advertisements and offers and from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store). We also work with third parties, including Tapjoy from which we generated 13.2% and 13.0% of our total revenues in 2012 and 2011, respectively, to provide incented offers to our players. Our revenues from Tapjoy declined significantly after Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games. No other smartphone platform, other than iOS and Android, or smartphone customer accounted for more than 10% of our total revenues in 2012 or 2011.

Because of the fragmentation inherent in the Android platform, we need to “port” – or convert into separate versions – our games for a significant percentage of the approximately 700 Android-based devices that are currently commercially available, many of which have different technical requirements. Since the number and variety of Android-based smartphones and tablets shipped worldwide continues to grow, we must maintain and enhance our porting capabilities, which have required, and will likely continue to require, us to invest considerable resources in this area.

As part of our efforts to successfully market our games on the direct-to-consumer digital storefronts, we attempt to educate the storefront owners about our title roadmap and seek to have our games featured or otherwise prominently placed within the storefront. We believe that the featuring or prominent placement of our games facilitates organic user discovery and is likely to result in our games achieving a greater degree of commercial success. We believe that a number of factors may influence the featuring or placement of a game, including:

•	the perceived attractiveness of the title or brand;

•	the level of critical or commercial success of the game or of other games previously introduced by a publisher;

•	incorporation of the storefront owner’s latest technology in the publisher’s title;

•	how strong the consumer experience is on all of the devices that discover titles using any given digital storefront;

•	the publisher’s relationship with the applicable storefront owner and future pipeline of quality titles for it; and

•	the current market share of the publisher.

In addition to our efforts to secure prominent featuring or placement for our games, we have also undertaken a number of marketing initiatives designed to acquire customers and increase downloads of our games and increase sales of virtual currency, including:

•	Undertaking extensive outreach efforts with video game websites and related media outlets, such as providing reviewers with access to our games prior to launch;

•	Paying third parties, such as Tapjoy, AdMob, iAd or Flurry, to advertise or incentivize consumers to download our games through offers or recommendations;

•	Using “push” notifications to alert users of sales on virtual currency or items in our games;

•	Cross-promoting our games through banner advertisements in our other games, as well as advertising our games in our competitors’ games; and

•	Using social networking websites, such as Facebook and Twitter, to build a base of fans and followers to whom we can quickly and easily provide information about our games.

We also distribute our games through OEM arrangements, in which we receive revenues from various handset and other manufacturers to develop titles that are customized to run on their particular device. These arrangements represent a small portion of our total revenues.

For our feature phone business, we market and sell our games primarily through wireless carriers via placement in the “deck” of games and other applications that the carriers choose to make available to their customers. End users download our feature phone games to their handsets, and typically their carrier bills them a one-time fee or monthly subscription fee, depending on the end user’s desired payment arrangement and the carrier’s offerings. Our carrier distribution agreements establish the portion of revenues that the carrier will retain. Wireless carriers generally control the price charged to end users either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change established prices. We currently have agreements with numerous wireless carriers. No wireless carrier represented 10% or more of our revenues in 2012 or 2011, but Verizon Wireless accounted for 15.2% of our revenues in 2010. No other carrier represented more than 10% of our revenues in any of these years.

In addition, in the first quarter of 2013, we announced that we had established Glu Publishing, a third-party publishing business under which we will seek to acquire the rights to certain games that have been successful in international markets and localize, port to various devices and distribute the titles in new markets through our distribution channels. As part of these efforts, we hired a Vice President of Third-Party Publishing in the first quarter of 2013 and expect to hire additional personnel to support this business.

Development Studios

We have five global studios housing an aggregate of approximately 18 development teams that create and develop our games. These studios are based in San Francisco, California; Kirkland, Washington; Toronto, Canada; Beijing China; and Moscow, Russia. We also have development staff in Hyderabad, India who support our studios. Our President of Studios has primary responsibility for overseeing our development studios and their game development and monetization efforts across all of our titles.

Our game development process involves a significant amount of creativity, particularly with respect to developing original intellectual property franchises or games in which we license intellectual property from motion pictures or brands that are not based on games from other media. In addition, even where we license intellectual property based on console or Internet games, our developers must create games that are inspired by the game play of the original. In each of these cases, creative and technical studio expertise is necessary to design games that appeal to end users and work well on mobile phones and tablets with their inherent limitations, such as small screen sizes and control buttons.

Our development personnel are located in five different countries across three continents, which results in certain inherent complexities. To address these issues, we have instituted our Glu University training program. Glu University is designed to increase interaction among our studio teams, including having international studio team members regularly spend time in our San Francisco headquarters. The goal of this program is to ensure that we increase the uniformity, quality and commercial success of our games.

Product Development

We have developed proprietary technologies and product development processes that are designed to enable us to rapidly and cost effectively develop and publish games that meet the expectations and preferences of consumers and the needs of our distributors. These technologies and processes include:

•	core development platforms;

•	porting tools and processes;

•	broad development capabilities;

•	limited application hosting;

•	provisioning and billing capabilities; and

•	merchandising, monetization tools and marketing platform.

Since the markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences, continuous investment is required to innovate and publish new games, regularly update our games, and modify existing games for distribution on new platforms. We have instituted a number of measures that are designed to both increase the speed with which we bring our game concepts to market, and earlier in the product development cycle identify and terminate game concepts that are unlikely to be commercially successful. For example, we typically publish our games in a limited market for several months prior to worldwide launch to identify bugs and refine gameplay and monetization before publishing the game globally. We have historically published the majority of our games internally, and have, in certain cases, retained a third-party to support our development activities. We also use third-party development tools to create many of our games, including a game development engine licensed from Unity Technologies to create most of our newest games.

We also rely on our own servers and third-party infrastructure to operate our games and to maintain and provide our analytics data. In particular, a significant portion of game traffic is hosted by Amazon Web Services, which provides us server redundancy by using multiple locations on various distinct power grids, and we expect to continue utilizing Amazon for a significant portion of our hosting services for the foreseeable future. In addition, to operate our GameSpy business, which provides technology and services for multiplayer and server-based gaming, we have a transition services agreement with IGN Entertainment, Inc., GameSpy’s former parent corporation, under which IGN provides hosting services to us until August 2, 2014, unless IGN or we earlier terminate the agreement.

Research and development expenses were $54.3 million, $39.1 million and, $25.2 for 2012, 2011 and 2010, respectively.

Seasonality

Many new smartphones and tablets are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase or receive their new devices, we generally experience seasonal sales increases based on the holiday selling period. Although we believe that the majority of this holiday impact occurs during the fourth quarter, some of this seasonality also occurs for us in our first calendar quarter due to some lag between device purchases and game purchases. However, the impact of this seasonality on our operating results is to some degree affected by our title release schedule. For example, we delayed several of our titles that had been scheduled to be released in the fourth quarter of 2012 into 2013, which caused our smartphone revenues for the fourth quarter of 2012 to remain relatively consistent with our smartphone revenues for the prior quarter despite the seasonality effect. In addition, companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenues we derive from advertisements and offers in our games. Conversely, our marketing expenses also increase in the fourth quarter, since demand for marketing is higher during the holiday season and this increased demand drives up marketing costs.

Competition

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of game quality, brand and customer reviews. We compete for promotional and digital storefront placement based on these factors, as well as our relationship with the storefront owner, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners. We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Nexon and many well-funded private companies, including Kabam, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than freemium. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 125,000 active games were available on Apple’s App Store as of December 31, 2012. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their devices without substantially increasing marketing or development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the freemium games business model and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience integrating community features into their games and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

For more information on our competition, please see the Risk Factor – “The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do” and the other risk factors contained in Item 1A of this report.

Intellectual Property

Our intellectual property is an essential element of our business. We use a combination of trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without our consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. In addition, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues.

Our trademarks that have been registered with the U.S. Patent and Trademark Office include Glu, our 2-D ‘g’ character logo and several of our game titles, including Big Time Gangsta’, Blood & Glory, Bonsai Blast, Brain Genius, Bug Village, Contract Killer, Deer Hunter, Eternity Warriors, Frontline Commando, Gun Bros, Magic Life, Night World, Space Monkey, Super K.O. Boxing and Zombie Isle. In addition, we have trademark applications pending with the U.S. Patent and Trademark Office for our 3-D ‘g’ character logo and for many of our game titles. For certain titles we do not yet have, and do not intend to seek, trademark registration. We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets. Registrations of both U.S. and foreign trademarks are renewable every ten years.

We also use third-party development tools to create many of our games, including a game development engine licensed from Unity Technologies to create most of our newest games. For more information on our relationship with Unity, please see the Risk Factor – “We use a game development engine licensed from Unity Technologies to create many of our games. If we experience any prolonged technical issues with this engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us our financial results to fall below expectations for a quarterly or annual period, which would likely cause our stock price to decline,” contained in Item 1A of this report.

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

Government Regulation

We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities, sweepstakes and contests, and gambling. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

For more information on governmental regulation related to our business, please see the Risk Factor – “Our business is subject to increasing governmental regulation. If we do not successfully comply with or otherwise respond to these regulations, our business may suffer,” contained in Item 1A of this report.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated into this section by reference to Note 12 of Notes to Consolidated Financial Statements contained in Item 8 of this report. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended December 31, 2010, 2011 and 2012 and our total assets as of December 31, 2011 and 2012, is included in our Consolidated Financial Statements contained in Item 8 of this report.

For more information on our international operations, please see the Risk Factor – “We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results,” contained in Item 1A of this report.

Employees

As of February 28, 2013, we had 567 employees, of which 290 were based in the United States and Canada, 139 were based in Europe, 132 were based in Asia and six were based in Latin America. Our employees in Brazil and China are represented by a labor union. We have not experienced any employment-related work stoppages and consider relations with our employees to be good. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified employees.

Executive Officers

The following table shows Glu’s executive officers as of March 1, 2013 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position
Niccolo M. de Masi	32	President, Chief Executive Officer and Director
Eric R. Ludwig	43	Executive Vice President and Chief Financial Officer
Scott J. Leichtner	42	Vice President, General Counsel and Corporate Secretary
Matthew P. Ricchetti	41	President of Studios

Niccolo M. de Masi has served as our President and Chief Executive Officer and as one of our directors since January 2010. Prior to joining Glu, Mr. de Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to October 2009. Prior to joining Hands-On Mobile, Mr. de Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007. Mr. de Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer where he was responsible for formulating and implementing Monstermob’s growth and product strategy. Prior to joining Monstermob, Mr. de Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London. He has also worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor. Mr. de Masi holds an M.A. degree in Physics, and an MSci. degree in Electronic Engineering—both from Cambridge University.

Eric R. Ludwig has served as our Executive Vice President and Chief Financial Officer since October 2011 and has served as our Chief Financial Officer since August 2008. Mr. Ludwig previously held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer from September 2010 to October 2011. Prior to becoming our Chief Financial Officer, Mr. Ludwig served as our Vice President, Finance, Interim Chief Financial Officer from May 2008 to August 2008, served as our Vice President, Finance from April 2005 to May 2008 and served as our Director of Finance from January 2005 to April 2005. In addition, Mr. Ludwig has served as our Assistant Secretary since July 2006. Prior to joining us, from January 1996 to January 2005, Mr. Ludwig held various positions at Instill Corporation, an on-demand supply chain software company, most recently as Chief Financial Officer, Vice President, Finance and Corporate Secretary. Prior to Instill, Mr. Ludwig was Corporate Controller at Camstar Systems, Inc., an enterprise manufacturing execution and quality systems software company, from May 1994 to January 1996. He also worked at Price Waterhouse L.L.P. from May 1989 to May 1994. Mr. Ludwig holds a B.S. degree in Commerce from Santa Clara University and is a Certified Public Accountant (inactive).

Scott J. Leichtner has served as our Vice President, General Counsel and Corporate Secretary since September 2010. Mr. Leichtner joined Glu in June 2009 as our Senior Corporate Counsel. Prior to joining us, Mr. Leichtner was a corporate attorney at Fenwick & West LLP, a law firm serving technology and life sciences clients, from October 1997 to May 2009. Mr. Leichtner holds a B.S. degree in Political Science from Duke University and a J.D. degree from the University of Michigan.

Matthew P. Ricchetti has served as our President of Studios since October 2012. Before joining us, Mr. Ricchetti was employed by Kabam, a free-to-play games company, from June 2010 to October 2012, holding various roles and most recently as its Vice President of Mobile. From May 2009 through June 2010, Mr. Ricchetti was a Senior Game Designer and Product Manager at Zynga, Inc., a social games company. From September 2004 to May 2009, Mr. Ricchetti was a Designer and Producer at Electronic Arts, Inc., a digital interactive entertainment company. Mr. Ricchetti holds a B.A. degree in Religious Studies and East Asian Studies from Brown University.

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

We have incurred significant losses since inception, including a net loss of $13.4 million in 2010, a net loss of $21.1 million in 2011 and a net loss of $20.5 million in fiscal 2012. As of December 31, 2012, we had an accumulated deficit of $232.3 million. We expect our costs in 2013 to increase over 2012 levels as we implement additional initiatives designed to increase revenues, such as hiring additional research and development personnel focused on improving the monetization of our games, developing games with greater complexity and higher production values, and increasing the amount we spend marketing our new titles. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable. In addition, our revenues declined in 2010 from 2009, and only increased slightly in each of 2011 and 2012 from the preceding year. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

We have a relatively new and evolving business model with a short operating history.

In early 2010, we changed our business model to focus on becoming a leading publisher of “freemium” games for smartphones, tablets and other advanced platforms. Freemium games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We launched our first freemium titles in the fourth quarter of 2010, so we have a short history operating in this business model, which limits the experience upon which we can draw when making operating decisions. Our efforts to develop freemium games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

•	we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers;

•	we intend to continue to develop substantially all of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	many well-funded public and private companies have released, or plan to release, freemium games, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	freemium games have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our freemium strategy assumes that a large number of players will download our games because they are free and that we will subsequently be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to our freemium business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenues that we derive from in-app purchases.

Since our freemium games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth. However, we rely on a very small portion of our total users for nearly all of our smartphone revenues derived from in-app purchases. Since the launch of our first freemium titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating freemium games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles. To significantly increase our revenues, we must either increase the number of users who make in-app purchases or increase the amount that our paying players spend in our games. We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user). We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to increase the number of community features in our games. If we are unable to convert non-paying players into paying players or if the average amount of revenues that we generate from our users does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

We derive the majority of our revenues from Apple’s App Store and Google’s Play Store, which accounted for 54.0% and 25.5%, respectively, of our total revenues in 2012. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our freemium games being featured on their storefronts when they were commercially released. If we do not receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with either of these customers could materially harm our business and likely cause our stock price to decline.

We also rely on the continued functioning of the Apple App Store and the Google Play Store. In the past these digital storefronts have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If either of these events recurs on a prolonged basis or other similar issues arise that impact our ability to generate revenues from these storefronts, it would have a material adverse effect on our revenues and operating results. In addition, if these storefront operators fail to provide high levels of service, our end users’ ability to access our games may be interrupted or end users may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand.

The operators of digital storefronts on which we publish our freemium games in many cases have the unilateral ability to change and interpret the terms of our contract with them.

Unlike our legacy feature phone business in which we and the wireless carrier or other distributor negotiated the business terms related to the distribution of our feature phone games, we distribute our freemium games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator. For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of applications, including our games, on their storefronts. Each of Apple and Google can unilaterally change their standard terms and conditions with no prior notice to us. In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenues thereafter. Most recently, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which negatively impacted our ability to generate revenue through incented offers in that quarter and will likely negatively impact our revenues in future periods. Any similar changes in the future that impact our revenues could materially harm our business, and we may not receive significant or any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. If Apple or Google or any other storefront operator determines that we are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of game quality, brand and customer reviews. We compete for promotional and storefront placement based on these factors, as well as our relationship with the digital storefront owner, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners or carriers. We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Nexon and many well-funded private companies, including Kabam, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than freemium. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 125,000 active games were available on Apple’s App Store as of December 31, 2012. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the freemium games business model and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience integrating community features into their games and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, which in turn could cause volatility in our stock price.

Our revenues and operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	our ability to increase the number of our paying players and the amount that each paying player spends in our games;

•	the popularity and monetization rates of our new games released during the quarter and the ability of games released in prior periods to sustain their popularity and monetization rates;

•	the number and timing of new games released by us and our competitors, particularly those games that may represent a significant portion of revenues in a quarter, which timing can be impacted by internal development delays, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;

•	changes in the prominence of storefront featuring for our games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;

•	decisions by us to incur additional expenses, such as increases in marketing or research and development, or unanticipated increases in vendor-related costs, such as hosting fees;

•	the timing of successful mobile device launches;

•	the seasonality of our industry;

•	changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within certain of our games;

•	fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015;

•	the amount and timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2010 and 2011, we impaired $663,000 and $531,000, respectively, of certain prepaid royalties and royalty guarantees, and in 2012, we impaired $3.6 million of our goodwill related to our APAC reporting unit; and

•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

Consumer tastes are continually changing and are often unpredictable, and we compete for consumer discretionary spending against other forms of entertainment; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful freemium games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, we intend to include new categories of games in our planned 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games (such as role-playing games and real-time strategy games). We have limited experience creating these types of games, and if we do not succeed in these efforts, it will negatively impact our revenues and operating results for 2013 and beyond. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we do not successfully establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contains defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property. Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games. If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Although we have significantly increased our sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. The majority of our successful freemium games are in the action/adventure genre, and we expect that the majority of the games that we will release in 2013 will be in that category. Some of these games contain violence or other content that certain consumers may find objectionable. For example, Apple has assigned our Big Time Gangsta game a 17-and-older rating due to its violence and drug and alcohol references. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one of which did not depict blood. Despite these ratings and precautions, consumers may be offended by certain of our game content games and children to whom these games are not targeted may choose to play them nonetheless. In addition, one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital platform operators to no longer allow us to publish the game on their platforms. Similarly, if one of our games is introduced with defects or has playability issues, it could results in negative user reviews and damage our brand. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our users have encountered with our games.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time. Our growth depends on our ability to consistently launch new games that generate significant revenues. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. This risk will be magnified in 2013 because we expect to launch approximately 15 new freemium games during the year compared with the 21 freemium games that we published in 2012. As a result, if any of the games that we publish in 2013 are not successful, it will have a disproportionate impact on our overall revenue expectations for the year, and we will need to generate greater revenues from our other games to compensate for unsuccessful titles. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those utilizing the Android operating system, our revenues and financial results could suffer.

We derive the majority of our revenues from the sale of games for smartphones and tablets that utilize Apple’s iOS or Google’s Android operating systems. Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store. For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 700 Android-based devices that are commercially available, many of which have different technical requirements. Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could harm our business, operating results and financial condition. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our revenues and financial results could suffer.

We use a game development engine licensed from Unity Technologies to create many of our games. If we experience any prolonged technical issues with this engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us our financial results to fall below expectations for a quarterly or annual period, which would likely cause our stock price to decline.

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future. Because we do not own this engine, we do not control its operation or maintenance. As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity. In addition, although Unity cannot terminate our agreement absent an uncured material breach of the agreement by Glu, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity or a bankruptcy event. If we experience any prolonged issues with regard to the operation of the Unity game development engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline. Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our freemium games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.

We derive revenues from our freemium games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If we exhaust the available inventory of these third parties, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

In addition, the actions of the storefront operators can also negatively impact the revenues that we generate from advertisements and offers. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our revenues during the three months ended September 30, 2011, and our inability to utilize such offers has negatively impacted our revenues. In addition, in the third quarter of 2012, Apple made changes to its terms and conditions that could, depending on how Apple interprets them, negatively impact the revenues we generate from third-party advertising service providers. Any similar changes in the future that impact our revenues that we generate from advertisements and offers could materially harm our business.

Our acquisition activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

We have acquired, and may continue to acquire, companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

•	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

•	challenges retaining the key employees, customers and other business partners of the acquired business;

•	inability to realize synergies expected to result from an acquisition;

•	an impairment of acquired goodwill and other intangible assets in future periods would result in a charge to earnings in the period in which the write-down occurs;

•	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

•	liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

In addition, if we issue equity securities as consideration in an acquisition, as we did for our acquisitions of Griptonite, Blammo and GameSpy, our current stockholders’ percentage ownership and earnings per share would be diluted. For example, our Blammo acquisition agreement provides that the former Blammo shareholders may earn up to 3,312,937 shares of our common stock if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

We rely on a combination of our own servers and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate our connected games. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids. Amazon may terminate its agreement with us upon 30 days notice. Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration could. In addition, we use, or plan to use, GameSpy’s services and equipment for many of our games, which is subject to a transitional data center services agreement between us and IGN, GameSpy’s former parent corporation, that terminates on August 2, 2014, unless IGN or we earlier terminate the agreement. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies could result in the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, some users of our Android-based games have experienced issues receiving the virtual currency that they purchased and paid for. In addition, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose users of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 70 countries in more than 20 different currencies, with Pounds Sterling and Euros being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in 2010, 2011 and 2012, and expect to experience continued significant fluctuations in the future. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of these expenses being higher and/or the dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 45.0%, 50.1% and 55.1% of our revenues in 2012, 2011 and 2010, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in a number of foreign countries including Canada, China, India and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets. Risks affecting our international operations include:

•	our ability to develop games that appeal to the tastes and preferences of consumers in international markets;

•	difficulties developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	our ability to develop, customize and localize games that appeal to the tastes and preferences of consumers in international markets;

•	competition from local game developers that have significant market share in certain foreign markets and a better understanding of local consumer preferences;

•	potential violations of the Foreign Corrupt Practices Act and local laws prohibiting improper payments to government officials or representatives of commercial partners;

•	regulations that could potentially affect the content of our products and their distribution, particularly in China;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States, particularly China;

•	potential adverse foreign tax consequences, since due to our international operations, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws;

•	political, economic and social instability;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in certain countries.

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.

If we fail to deliver our games at the same time as new mobile devices are commercially introduced, our sales may suffer.

Our business depends, in part, on the commercial introduction of new mobile devices with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, the introduction of new and more powerful versions of Apple’s iPhone and iPad and devices based on Google’s Android operating system, have helped drive the growth of the mobile games market. In addition, consumers generally purchase the majority of content, such as our games, for a new device within a few months of purchasing it. We do not control the timing of these device launches. Some manufacturers give us access to their mobile devices prior to commercial release. If one or more major manufacturers were to stop providing us access to new device models prior to commercial release, we might be unable to introduce games that are compatible with the new device when the device is first commercially released, and we might be unable to make compatible games for a substantial period following the device release. If we do not adequately build into our title plan the demand for games for a particular mobile device or experience game launch delays, we miss the opportunity to sell games when new mobile devices are shipped or our end users upgrade to a new mobile device, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, and Matthew Ricchetti, our President of Studios, as well as experienced game development personnel who may experience uncertainty due to the restructuring we implemented in the fourth quarter of 2012, in which we eliminated nearly 100 positions in our Kirkland and Sao Paolo studios. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel. Competition for qualified management, game development and other staff can be intense. Attracting and retaining qualified personnel may be particularly difficult for us if our stock price remains relatively depressed, since individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

We expect to continue to use cash in our operations during 2013 as we seek to grow our business. As of December 31, 2012, we had $22.3 million of cash and cash equivalents. If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements, we will need to seek additional capital to fund our operations, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, particularly given our current stock price, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices. For example, in December 2012, the Federal Trade Commission adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13. In addition, the European Union has proposed reforms to its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. In response to developments in the interpretation and understanding of regulations such as these and guidance and inquiries from the California Attorney General, we released updates to our My Dragon and Deer Hunter Reloaded games to make our privacy policy readily accessible to players of these games as required by the California Online Privacy Protection Act. If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

All of our games are subject to our privacy policy and our terms of service located on our corporate website. If we fail to comply with our posted privacy policy, terms of service or privacy-related laws and regulations, including with respect to the information we collect from users of our games, it could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, interpreting and applying data protection laws to the mobile gaming industry is often unclear. These laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements could cause us to incur additional costs and change our business practices. Further, if we fail to adequately protect our users’ privacy and data, it could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Costs to comply with these laws may increase as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further.

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Electronic Arts and Zynga.

In addition, The NASDAQ Global Market on which our common stock is listed has recently and in the past experienced extreme price and volume fluctuations that have affected the market prices of many companies, some of which appear to be unrelated or disproportionate to their operating performance. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation against us could result in substantial costs and divert our management’s attention and resources.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could damage our facilities and equipment, which could require us to curtail or cease operations.

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes. We are also vulnerable to damage from other types of disasters, including power loss, fires, explosions, floods, communications failures, terrorist attacks and similar events. If any natural or other disaster were to occur, our ability to operate our business at our facilities could be impaired.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our business and operating results may be harmed.

Our intellectual property is essential to our business. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection, so, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free. Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to litigate to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

We may become involved in litigation, including intellectual property disputes, which may disrupt our business and require us to pay significant damage awards.

Third parties may sue us, including for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, on November 5, 2012, Mobile Transformation LLC filed a complaint against us in The U.S. District Court for The District of The State of Delaware claiming that we were infringing one of its patents and seeking unspecified damages; we settled this matter in December 2012. In the event of a successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have affected, and could further significantly affect, the way we account for revenue. For example, the accounting for revenue derived from smartphone platforms and freemium games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. We currently defer revenues related to virtual goods and currency over the average playing period of paying users, which approximates the useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

If we are unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, investor confidence in the accuracy of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

Unanticipated changes in our income tax rates or exposure to additional tax liabilities may affect our future financial results.

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. Determining our worldwide provision for income taxes requires significant judgments. The estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could also be adversely affected by a variety of factors, many of which are beyond our control. Recent and contemplated changes to U.S. tax laws, including limitations on a taxpayer’s ability to claim and utilize foreign tax credits and defer certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., could impact the tax treatment of our foreign earnings. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine whether or not our provision for income taxes is adequate. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

We must charge, collect and/or pay taxes other than income taxes, such as payroll, value-added, sales and use, net worth, property and goods and services taxes, in both the U.S. and foreign jurisdiction. If tax authorities assert that we have taxable nexus in a jurisdiction, they may seek to impose past as well as future tax liability and/or penalties. Any such impositions could also cause significant administrative burdens and decrease our future sales. Moreover, state and federal legislatures have been considering various initiatives that could change our tax position regarding sales and use taxes.

Finally, as we change our international operations, adopt new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions in light of changing tax laws, our tax expense could increase.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal locations, their purposes, the approximate square footage of the facilities at these locations and the expiration dates for the leases on facilities at those locations as of December 31, 2012 are shown in the table below.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Date
San Francisco, California	Corporate headquarters	19,000	November 2013
Beijing, China	Asia-Pacific corporate offices and development studio	15,775	December 2013
Hyderabad, India	Research and development center	8,425	July 2016
Kirkland, Washington	Development studio	54,450	September 2013
Moscow, Russia	Development studio	16,025	June 2017
Toronto, Canada	Development studio	6,375	January 2018

We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. We are currently evaluating alternative locations for both our San Francisco and Kirkland operations and anticipate moving into new facilities when the current leases on those facilities expire. We expect that our operating expenses will increase as a result of these moves, since we will need to lease more space and at rates that we believe will be higher than those for our current leases. See Note 7 to the financial statements in Item 8 of this report for more information about our lease commitments.

Item 3. Legal Proceedings

On November 5, 2012, Mobile Transformation LLC (“Mobile Transformation”) filed a complaint against us in the U.S. District Court for the District of the State of Delaware, claiming that our systems and methods for displaying advertisements with [played] data via various video game applications infringe its U.S. Patent No. 6,351,736. Mobile Transformation sought unspecified damages for our alleged infringement of its patent, as well as its costs and expenses, including attorneys’ fees, incurred in prosecuting this claim. In December 2012, without admitting infringement or liability, we entered into a non-exclusive license agreement with Mobile Transformation to settle the dispute, and Mobile Transformation dismissed the complaint against us with prejudice.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “GLUU” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The NASDAQ Global Market. The closing price of our common stock on February 28, 2013 was $2.26.

	High	Low
Year ended December 31, 2011
First quarter	$5.08	$1.92
Second quarter	$5.75	$3.17
Third quarter	$6.10	$2.05
Fourth quarter	$3.81	$1.80
Year ended December 31, 2012
First quarter	$5.18	$2.67
Second quarter	$5.65	$3.85
Third quarter	$5.90	$4.19
Fourth quarter	$4.74	$1.99

Our stock price has fluctuated and declined significantly since our initial public offering. Please see the Risk Factor – “Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further” – in Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2007 through December 31, 2012 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

The information under the heading “Stock Price Performance Graph” shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this report, regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2012, concerning securities authorized for issuance under all of our equity compensation plans: our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which terminated when we adopted the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”). The ESPP contains an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance under the ESPP; this evergreen provision expires after the scheduled increase on January 1, 2015. In addition, pursuant to a “pour over” provision in our 2007 Plan, options that are cancelled, expired or terminated under the 2001 Plan are added to the number of shares reserved for issuance under our 2007 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,798,421		$3.18	1,526,593	(1)
Equity compensation plans not approved by security holders	2,122,332	(2)	2.59	437,790	(3)

Total	10,920,753		$3.07	1,964,383	(4)

(1)	Represents 740,689 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 785,904 shares available for issuance under the ESPP.
(2)	Represents outstanding options under the Inducement Plan.
(3)	Represents shares available for issuance under the Inducement Plan, under which we may only grant non-qualified stock options.
(4)	Excludes 660,221 shares available for issuance under the ESPP, which were added to the share reserve on January 1, 2013 pursuant to the evergreen provision described above.

In March 2008, in connection with our acquisition of Superscape Group plc, our Board of Directors adopted the Inducement Plan to augment the shares available under our existing 2007 Plan. The Inducement Plan, which has a ten-year term, did not require the approval of our stockholders. We initially reserved 600,000 shares of our common stock for grant and issuance under the Inducement Plan. On December 28, 2009, the Compensation Committee of our Board of Directors increased the number of shares reserved for issuance under the Inducement Plan by 819,245 shares. We used all of the 1,250,000 shares then available for a stock option grant to Niccolo M. de Masi in connection with his appointment as our new President and Chief Executive Officer. Furthermore, in connection with the acquisitions of Griptonite and Blammo, the Compensation Committee increased the number of shares reserved for issuance under our Inducement Plan by 1,050,000 shares to grant stock options to certain of the new non-executive officer employees of Griptonite and Blammo. In addition, in November 2012, the Compensation Committee further increased the number of shares available for issuance by an additional 300,000 shares, all of which we used to award a stock option grant to our newly hired President of Studios. Accordingly, as of December 31, 2012, we had reserved a total of 2,769,245 shares of our common stock for grant and issuance under the Inducement Plan since its inception, of which, 2,122,332 shares were subject to outstanding stock options and 437,790 shares were available for issuance. The remaining 209,123 shares represent shares that were subject to previously granted options under the Inducement Plan that have been exercised by the option holders.

Under the Inducement Plan, we may only grant Nonqualified Stock Options (“NSOs”) and may award grants only to persons not previously an employee or director of Glu, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with us and to provide incentives for such persons to exert maximum efforts for our success. We may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of our Board of Directors. The fair value of our common stock is determined by the last sale price of our stock on The NASDAQ Global Market on the date of determination. If any option granted under the Inducement Plan expires or terminates for any reason without being exercised in full, the unexercised shares will be available for grant under the Inducement Plan. All outstanding NSOs are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the Inducement Plan. If we were acquired and the acquiring corporation did not assume or replace the NSOs granted under the Inducement Plan, or if we were to liquidate or dissolve, all outstanding awards will expire on such terms as our Board of Directors determines.

Stockholders

As of March 1, 2013, we had approximately 72 record holders of our common stock and hundreds of additional beneficial holders.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$87,493	$66,185	$64,345	$79,344	$89,767
Cost of revenues:
Royalties and other cost of revenues	8,940	12,389	16,643	21,829	22,562
Impairment of prepaid royalties and guarantees	—	531	663	6,591	6,313
Amortization of intangible assets	3,783	5,447	4,226	7,092	11,309

Total cost of revenues	12,723	18,367	21,532	35,512	40,184

Gross profit	74,770	47,818	42,813	43,832	49,583

Operating expenses(1):
Research and development	54,275	39,073	25,180	25,975	32,140
Sales and marketing	20,893	14,607	12,140	14,402	26,066
General and administrative	14,744	14,002	13,108	16,271	20,971
Amortization of intangible assets	1,980	825	205	215	261
Restructuring charge	1,371	545	3,629	1,876	1,744
Acquired in-process research and development	—	—	—	—	1,110
Impairment of goodwill	3,613	—	—	—	69,498

Total operating expenses	96,876	69,052	54,262	58,739	151,790

Loss from operations	(22,106)	(21,234)	(11,449)	(14,907)	(102,207)
Interest and other income (expense), net	(347)	747	(1,265)	(1,127)	(1,359)

Loss before income taxes and cumulative effect of change in accounting principle	(22,453)	(20,487)	(12,714)	(16,034)	(103,566)
Income tax benefit (provision)	1,994	(614)	(709)	(2,160)	(3,126)

Net loss	(20,459)	(21,101)	(13,423)	(18,194)	(106,692)

Net loss per share—basic and diluted	$(0.32)	$(0.37)	$(0.38)	$(0.61)	$(3.63)
Weighted average common shares outstanding—basic and diluted	64,318	57,518	35,439	29,853	29,379

(1) Includes stock-based compensation expense as follows:
Research and development	$3,491	$1,387	$480	$716	$714
Sales and marketing	386	351	217	564	5,174
General and administrative	1,945	1,372	871	1,646	2,097

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cash and cash equivalents and short-term investments	$22,325	$32,212	$12,863	$10,510	$19,166
Total assets	72,275	82,804	44,816	57,738	92,076
Current portion of long-term debt	—	—	2,288	16,379	14,000
Long-term debt, less current portion	—	—	—	—	10,125
Total stockholder’s equity	$38,887	$49,173	$13,885	$11,693	$26,794

Please see Note 1, Note 3 and Note 7 of Notes to Consolidated Financial Statements, for a discussion of factors such as accounting changes, business combinations, and any material uncertainties (if any) that may materially affect the comparability of the information reflected in selected financial data, described in Item 8 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, “Risk Factors.”

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for fiscal 2012, as well as our future prospects. We do not intend this summary to be exhaustive, or to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for 2012 were $87.5 million, a 32% increase from 2011, in which we reported revenues of $66.2 million. This increase was primarily due to a significant increase in revenues that we generated from our games that we publish for smartphones and tablet devices, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system, such as Samsung’s Galaxy product line and Amazon’s Kindle Fire. Our smartphone revenues increased from $35.1 million in 2011 to $74.4 million in 2012, and our feature phone revenues declined from $31.1 million in 2011 to $13.1 million in 2012. We believe that the migration of users from feature phones to smartphone devices will continue during 2013 and for the foreseeable future as consumers increasingly upgrade their mobile phones. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and other advanced platforms, such as the Mac App Store and Google Chrome, and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.

The significant majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 54.0% of our total revenues in 2012 compared with 34.0% of our total revenues in 2011. We received the majority of these iOS-related revenues directly from Apple, which represented 35.7% of our total revenues in 2012 compared with 20.7% of our total revenues in 2011, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 25.5% and 11.0% of our total revenues in 2012 and 2011, respectively, from the Android platform, of which 17.6% and 6.8% we received directly from Google for distribution of our games through the Google Play store and the balance of which we received from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store). We expect the percentage of our total revenues that we derive from each of Apple and Google to increase in 2013.

To increase our revenues we must continue to execute on our strategy of becoming the leading developer and publisher of freemium games for smartphones, tablets and other advanced platforms. Freemium games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games, which was our previous feature phone business model.

However, for us to continue to execute on our strategy, we must improve our monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry in 2013 and beyond. Accordingly, we have implemented a number of measures designed to improve our game monetization These include: (1) hiring a number of new personnel with monetization expertise, (2) including new categories of games in our planned 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games (such as role-playing games and real-time strategy games), and (3) including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, our ability to successfully compete against a continually increasing number of developers and the overall strength of the economy, particularly in the United States. Our revenues also depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business. For example, Apple has beginning in the second quarter of 2011 made several changes to its app store developer agreement relating to privacy and our ability to include certain types of third-party advertising in our games. These changes have in the past, and may in the future, negatively impact our smartphone revenues.

Our net loss in 2012 was $20.5 million versus a net loss of $21.1 million in 2011. This decrease in our net loss was primarily due to an increase in revenues of $21.3 million due to continued growth in sales of our smartphone games, a decrease in our cost of revenues of $5.6 million due to a decrease in royalty-burdened revenues as we continued to focus on developing games based on our own original intellectual property, and a decrease in our tax provision of $2.6 million due primarily to the expiration of statutes of limitations in certain jurisdictions and the subsequent release of uncertain tax provisions. These favorable factors were partially offset by an increase in operating expenses of $27.8 million driven by additional personnel and facility costs associated with the acquisitions of Griptonite, Blammo and GameSpy, increased research and development and sales and marketing expenses associated with the developing and launching our freemium titles, goodwill impairment charge in our APAC reporting unit and additional contingent consideration expense related to the Blammo acquisition. We also had increased expense in our other income and expenses of $1.1 million related primarily to unfavorable foreign exchange movements in 2012 compared to 2011. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, and these currencies fluctuated significantly in 2012 and 2011.

Our ability to attain and sustain profitability depends not only on our ability to grow our revenues, but also on the extent to which we must incur additional operating expenses to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We significantly increased our spending on sales and marketing initiatives in 2012 from 2011 in connection with the launch and promotion of our freemium games, and we anticipate that our sales and marketing expenditures will continue to increase during 2013, since advertising costs in our industry have generally been rising. We expect that the restructuring measures we implemented during in the fourth quarter of 2012, which primarily consisted of headcount reductions in our Kirkland studio and winding down our studio in Brazil, will enable us to hire additional personnel with monetization expertise without increasing our overall research and development expenses. Overall, we expect our operating expenses to slightly increase in 2013 from 2012, so we must significantly grow our revenues from current levels to achieve profitability.

Cash and cash equivalents at December 31, 2012 totaled $22.3 million, a decrease of $9.9 million from the $32.2 million balance at December 31, 2011. This decrease was primarily due to the $5.0 million in cash we used to purchase the Deer Hunter brand assets, $6.7 million of cash used in operations and $2.0 million of capital expenditures. These outflows were partially offset by $3.2 million of proceeds received from warrant exercises, option exercises and purchases under our employee stock purchase program and $913,000 of cash received from the GameSpy acquisition. We expect to have cash and cash equivalents of at least $14.0 million at December 31, 2013.

Key Operating Metrics

We manage our smartphone business by tracking various non-financial operating metrics that give us insight into user behavior in our freemium and premium smartphone games. The three metrics that we use most frequently are Daily Active Users (DAU), Monthly Active Users (MAU), and Average Revenue Per Daily Active User (ARPDAU). Our methodology for calculating DAU, MAU and ARPDAU may differ from the methodology used by other companies to calculate similar metrics.

DAU is the number of individuals who played a particular smartphone game – either premium or freemium – on a particular day. An individual who plays two different games on the same day is counted as two active users for that day when we aggregate DAU across games. In addition, an individual who plays the same game on two different devices during the same day (e.g., an iPhone and an iPad) is also counted as two active users for each such day when we average or aggregate DAU over time. Average DAU for a particular period is the average of the DAUs for each day during that period. We use DAU as a measure of player engagement with the titles that our players have downloaded.

MAU is the number of individuals who played a particular smartphone game – either premium or freemium – in the month for which we are calculating the metric. An individual who plays two different games in the same month is counted as two active users for that month when we aggregate MAU across games. In addition, an individual who plays the same game on two different devices during the same month (e.g., an iPhone and an iPad) is also counted as two active users for each such month when we average or aggregate MAU over time. Average MAU for a particular period is the average of the MAUs for each month during that period. We use the ratio between DAU and MAU as a measure of player retention.

ARPDAU is the total freemium smartphone revenue – consisting of micro-transactions, advertisements and offers – for the measurement period divided by the number of days in the measurement period divided by the DAU for the measurement period. ARPDAU reflects game monetization. Revenues for purposes of our ARPDAU calculation are our freemium revenues from micro-transactions and offers. Under our revenue recognition policy, we recognize these revenues over the estimated average playing period of a user, but our methodology for calculating our DAU does not align with our revenue recognition policy for micro-transactions and offers, under which we defer revenues. For example, if a title is introduced in the last month of a quarter, we defer a substantial portion of the micro-transaction and offer revenue to future months, but the entire DAU for the newly released title is included in the month of launch.

We calculate DAU, MAU and ARPDAU for only our primary distribution platforms, such as Apple’s App Store, the Google Play Store, Amazon’s Appstore and the Mac App Store; we are not able to calculate these metrics across all of our distribution channels. In addition, the platforms that we include for purposes of this calculation have changed over time, and we expect that they will continue to change as our business evolves, but we do not expect that we will adjust prior metrics to take any such additions or deletions of distribution platforms into account. We believe that calculating these metrics for only our primary distribution platforms at a given period is generally representative of the metrics for all of our distribution platforms. Moreover, we rely on the data analytics software that we incorporate into our games to calculate and report the DAU, MAU and ARPDAU of our games, and we make certain adjustments to the analytics data to address inconsistencies between the information as reported and our DAU and MAU calculation methodology.

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our freemium and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our freemium games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended December 31, 2012 is aggregate daily DAU for the month of December 2012 calculated for all active smartphone freemium and premium titles in that month across the distribution platforms for which we calculate the metric. In addition, in the fourth quarter of 2011, we changed our methodology for calculating DAU and MAU to more accurately reflect these metrics. This change increased our fourth quarter 2011 DAU and MAU by less than 5% over the prior methodology, and the information for the first three quarters of 2011 has not been adjusted to reflect the methodology change.

	For the Three Months Ended
	2011				2012
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	953	1,639	2,103	2,873	3,218	3,412	3,835	3,535
Aggregate MAU	11,882	16,516	22,090	31,363	29,814	29,034	37,675	34,795
Aggregate ARPDAU	$0.04	$0.05	$0.04	$0.03	$0.05	$0.06	$0.05	$0.05

Each of our aggregate DAU and MAU have generally increased sequentially from quarter to quarter because we have released more freemium games and expanded our portfolio of titles. Our aggregate ARPDAU has fluctuated slightly quarter to quarter primarily based on the ARPDAU performance of new titles released during the quarter. For the most recent quarter-to-quarter comparison, each of aggregate DAU and MAU decreased from September 30, 2012 to December 31, 2012 primarily because we released only four new freemium titles during the fourth quarter of 2012 — Contract Killer 2, Contract Killer Zombies 2, Death Dome and Dragon Slayer — compared with 11 titles released during the third quarter of 2012 and additionally due to decreases in these metrics for our catalog of previously released titles. These decreases were partially offset by increases to DAU and MAU attributable to Eternity Warriors 2, Contract Killer 2 and Contract Killer Zombies 2. Our aggregate ARPDAU remained relatively flat from September 30, 2012 to December 31, 2012 since higher ARPDAU from titles released during the fourth quarter were offset by declines in ARPDAU in our catalog titles. The ratios between DAU and MAU (that is, DAU divided by MAU) decreased due to poor player retention on both our catalog of previously released titles and newly released titles that were not generating meaningful revenues; in general, increases in the ratio between DAU and MAU indicate better player retention.

Each of our aggregate DAU, MAU and ARPDAU increased from December 31, 2011 to December 31, 2012. Aggregate DAU and MAU increased primarily due to increased downloads related to the introduction of 21 new freemium titles during 2012, and aggregate ARPDAU increased due to higher revenues associated with those 21 new titles, which supplemented the revenues that we received from certain of the more popular games in our catalog of existing titles. These increases were partially offset by declines in aggregate DAU, MAU and ARPDAU for our catalog titles, primarily because we are no longer releasing content updates for them. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

Significant Transactions

Acquisition of GameSpy

On August 2, 2012, we completed the acquisition of GameSpy from IGN Entertainment, Inc., or IGN, by issuing to IGN 600,000 shares of our common stock, of which 90,000 shares will be held in escrow until November 2, 2013 as security to satisfy indemnification claims.

Purchase of the Deer Hunter Brand Assets

On April 1, 2012, we acquired from Atari, Inc. its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5.0 million in cash.

Acquisition of Griptonite

On August 1, 2011, we completed the acquisition of Griptonite from Foundation 9 Entertainment, Inc., or Foundation 9, by issuing 6,106,015 shares of our common stock to Foundation 9. In addition, we may be required to issue up to an additional 5,301,919 shares or in specified circumstances pay additional cash to satisfy indemnification obligations in the case of, among other things, breaches of our representations, warranties and covenants in the merger agreement.

Acquisition of Blammo

On August 1, 2011, we completed the acquisition of Blammo by entering into a Share Purchase Agreement among Glu, Blammo and the owners of Blammo’s outstanding share capital (the “Sellers”). Under the Share Purchase Agreement we purchased all of the Blammo share capital, and we (1) issued to the Sellers an aggregate 1,000,000 shares of our common stock and (2) agreed to issue to the Sellers up to an aggregate of an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain baseline and upside net revenue targets during the years ending March 31, 2013 (up to 909,091 Additional Shares), March 31, 2014 (up to 1,250,000 Additional Shares) and March 31, 2015 (up to 1,153,846 Additional Shares).

Public Offering

In January 2011, we completed the a public offering in which we sold an aggregate of 8,414,635 shares of our common stock at a price to the public of $2.05 per share for net proceeds of approximately $15.7 million after underwriting discounts and commissions and offering expenses. The underwriters of the 2011 Public Offering were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC, Merriman Capital, Inc. and Northland Capital Markets.

Private Placement

In August 2010, we completed a private placement of our common stock in which we issued and sold to certain investors an aggregate of 13,495,000 shares of common stock at $1.00 per share and warrants exercisable to purchase up to 6,747,500 shares of common stock at $1.50 per share for initial net proceeds of approximately $13.2 million (excluding any proceeds we may receive upon exercise of the warrants).

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

Revenue Recognition

We generate revenues through the sale of our games on traditional feature phones and smartphones and tablets, such as Apple’s iPhone and iPad and other mobile devices utilizing Google’s Android operating system. Smartphone games are distributed primarily through digital storefronts, such as the Apple App Store, and feature phone games are distributed primarily through wireless carriers.

Smartphone revenue

We distribute our games for smartphones and tablets on digital storefronts such as the Apple’s App Store and the Google Play Store. Within these storefronts, users can download our freemium games and pay to acquire virtual currency which is redeemed in the game for virtual goods. We recognize revenue when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue we report in each period. For the purpose of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying user to continue displaying the purchased virtual goods within the game over the virtual goods’ estimated useful lives.

We sell both consumable and durable virtual goods, and we receive reports from digital storefronts, such as the Apple App Store, which breakdown the various purchases made in our games for a given time period. We review these reports and determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. Our revenues from consumable virtual goods have been immaterial since we launched our first freemium title in the fourth quarter of 2010. We recognize revenue from the sale of virtual currency and other virtual items ratably over the estimated average playing period of paying users, which has generally been three months. If a new game is launched and only a limited period of paying player data is available, then we also consider other qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. Where we do not have the ability to differentiate revenues from durable and consumable virtual goods, all revenues are deferred ratably over the average playing period of paying users.

We compute our estimated average playing period of paying users at least once each year, and more frequently if qualitative evidence exists that would indicate a possible change in estimated average playing life, including consideration of changes in the characteristics of games. We have examined the playing patterns of paying users across a representative sample of our games including both the action-adventure and casual genres. To compute the estimated average playing period for paying users, we consider the initial purchase date as the player’s starting point. We then group the daily populations of paying players (the “daily cohort”) from the date of their first purchase within the game and track each daily cohort to understand the number of players from each daily cohort who played the game after the initial purchase. To determine the ending point of a paying player’s life beyond the date for which observable data is available, we extrapolate the actual observed attrition rate for each daily cohort. For this extrapolation we use the actual observed attrition percentages for each daily cohort in each of the games in our sample and forecast future declines based on the continuation of the attrition trend line from the actual observed player data. We then compute a weighted average using this larger dataset (actual observed attrition + extrapolated attrition) to arrive at the weighted-average playing period of paying users for each game. We then compute a revenue-based weighted average of the estimated playing period across all of the games in the sample to arrive at the overall weighted average playing period of paying users. We apply this weighted average playing period for all paying users to all of our games because the computed weighted average playing period for each game is generally consistent across all of our games analyzed. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in our estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

We also have relationships with certain advertising service providers for advertisements within our smartphone games and revenue from these advertisers is generated through impressions, click-throughs, banner ads and offers. Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. Certain offer advertisements that result in the user receiving virtual currency are deferred and recognized over the average playing period of paying users.

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

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we recognize as revenues the amounts the carrier and digital storefronts reports as payable upon the sale of our games. We have evaluated our carrier and digital storefront agreements and have determined that we are not the principal when selling our games. Key indicators that we evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers and digital storefronts, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers and digital storefronts generally have responsibility for fulfillment which includes delivery of the content and have significant control over the types of games that they offer to their subscribers;

•	the limited number of digital storefronts currently available in the marketplace;

•	carriers and digital storefronts are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers and digital storefronts generally pay us a fixed percentage of their revenues or a fixed fee for each game;

•	carriers and digital storefronts generally must approve the price of our games in advance of their sale to subscribers or provide tiered pricing thresholds, and the more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	we have limited risks, including no inventory risk and limited credit risk.

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

The first two are levels in the hierarchy are considered observable inputs and the last is considered unobservable. Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2012 and December 31, 2011, we had $22.3 million and $32.2 million in cash and cash equivalents. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Level 3 liabilities consist of acquisition-related non-current liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. The former Blammo shareholders have the opportunity to earn additional shares of our common stock based on future net revenues generated by Blammo during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015. See Note 3 of the Notes to Consolidated Financial Statements for further details regarding the Blammo acquisition. The expected number of shares to be issued in each year depends on the probability of Blammo achieving the net revenue targets set forth in the acquisition agreement, and we used a risk-neutral framework to estimate the probability of achieving these revenue targets for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the year ended December 31, 2012 included a discount rate of 35.0%, volatility of 38.0%, risk-free rates of between 0.05% and 0.28% and probability-adjusted revenue levels. Key assumptions for the year ended December 31, 2011 included a discount rate of 25.0%, volatility of 53.0%, risk-free rates of between 0.15% and 0.42% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. The fair value of these contingent liabilities recorded on our consolidated balance sheet as of December 31, 2012 and December 31, 2011 was $2.5 million and $796,000, respectively.

Business Combinations — Purchase Accounting

We apply ASC 805, Business Combinations (“ASC 805”), which is the accounting guidance related to business combinations. The standard has an expanded definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

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

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. ASC 350 requires us to perform an impairment review of our goodwill balance at least annually, which we do as of September 30 each year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In our impairment reviews, we look at the goodwill allocated to our reporting units — the Americas, EMEA and Asia-Pacific (“APAC”).

Under new accounting guidance adopted for 2011, we evaluate qualitative factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as “Step 0.” Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the two-step goodwill impairment test. ASC 350 requires a multiple-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of the reporting units is estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

We have three geographic regions comprised of the (1) Americas, (2) APAC and (3) EMEA regions. As of December 31, 2012, we only had goodwill attributable to the APAC and Americas reporting units. The cash flows of these reporting units reflect the income and expenses of assets directly employed by, and liabilities related to, the operations of the reporting unit, including revenue related to local contractual relationships, but excludes revenue related to global contractual relationships such as digital store fronts which are owned by the U.S. and allocated directly to the Americas reporting unit. In performing our annual goodwill impairment assessment for 2012, we performed a qualitative assessment for our Americas reporting unit; based on this qualitative assessment, we concluded that performing the two-step impairment test was unnecessary for our Americas reporting unit. We performed the first step of the goodwill impairment test for our APAC reporting unit as prescribed in ASC 350 and concluded that we failed the step, since the estimated fair value of our reporting unit was less than the carrying value due to accelerated declines in the local feature phone business and the recent restructuring of our operations in the APAC region. To determine the fair value of the APAC reporting unit, we utilized the discounted cash flow method and market method. We have consistently utilized both methods in our goodwill impairment tests and we weight both results equally. We use both methods in our goodwill impairment tests since we believe that both in conjunction provide a reasonable estimate of the determination of fair value of the reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on our market sector including our competitors.

In step two of our impairment analysis, we have allocated the fair value of the APAC reporting unit to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of the reporting unit’s goodwill. As a result of the step two analysis, we have concluded that a portion of the goodwill remaining that had been attributed to the APAC reporting unit was impaired. The total non-cash goodwill impairment charge recorded in 2012 was $3.6 million. In 2011 and 2010 we did not record any goodwill impairment charges as the fair values of our reporting units exceeded their respective carrying values.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on our short-term and long-term projections. The assumptions supporting the estimated future cash flows of the reporting unit, including operating margins, long-term forecasts, discount rates and terminal growth rates, reflect our best estimates. Changes in our market capitalization, long-term forecasts and industry growth rates could require additional impairment charges to be recorded in future periods for the remaining goodwill.

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

In 2012, 2011 and 2010, we recorded total employee non-cash stock-based compensation expense of $5.8 million, $3.1 million and $1.6 million, respectively. The 2012 and 2011 compensation expense includes contingent consideration potentially issuable to the Blammo employees, which is recorded as research and development expense over the term of the earn-out periods, as these employees are primarily employed in product development. We re-measure the fair value of the contingent consideration each reporting period and only record a compensation expense for the portion of the earn-out target which is likely to be achieved. The total fair value of this liability has been estimated at $2.2 million and $1.2 million as of December 31, 2012 and 2011, respectively, of which $1.5 million and $551,000 of stock-based compensation expense has been recorded during the years ended December 31, 2012 and 2011, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, ASC 718 requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2012 and 2011, our valuation allowance on our net deferred tax assets was $63.7 million and $63.0 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

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

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

	Year Ended December 31,
	2012	2011
	(In thousands)
Feature phone	$13,135	$31,091
Smartphone	74,358	35,094

Revenues	$87,493	$66,185

Our revenues increased $21.3 million, or 32.2%, from $66.2 million in 2011 to $87.5 million in 2012, due to a $39.3 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android-based devices related primarily to micro-transactions, offers and advertisements. This was partially offset by an $18.0 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $9.0 million of revenues as of December 31, 2012 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $6.1 million, from $33.2 million in 2011 to $39.3 million in 2012. This was primarily related to an $8.6 million increase in our APAC revenues, primarily related to increased revenues from Korea, China and Australia resulting from additional revenues attributable to smartphone storefronts and OEM relationships. This increase was partially offset by a decrease of $2.5 million in our EMEA and Americas, excluding the United States, revenues, primarily related to declining feature phone revenues.

Smartphone Revenues

	Year Ended December 31,
	2012	2011
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$47,371	$16,346
Advertisements	8,673	2,376
Offers	12,054	8,907
Other	6,260	7,465

Smartphone Revenues	$74,358	$35,094

Our smartphone revenues increased $39.3 million, or 111.9%, from $35.1 million in 2011 to $74.4 million in 2012, which was primarily related to a $31.0 million increase in micro-transactions (in-app purchases), a $6.3 million increase in advertisements and $3.1 million increase in offer revenues resulting from our launching 21 titles in 2012 compared to 19 titles in 2011 and our higher monetization of our users in 2012. However, our revenues from offers were negatively impacted in the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform. We are able to generate revenues from micro-transactions, advertisements or offers, and we often change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our smartphone revenues derived from micro-transactions purchases. Since the launch of our first freemium titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating freemium games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles.

Cost of Revenues

	Year Ended December 31,
	2012	2011
	(In thousands)
Cost of revenues:
Royalties and other cost of revenues	$8,940	$12,389
Impairment of prepaid royalties and guarantees	—	531
Amortization of intangible assets	3,783	5,447

Total cost of revenues	$12,723	$18,367

Revenues	$87,493	$66,185

Gross margin	85.5%	72.2%

Our cost of revenues decreased $5.6 million, or 30.7%, from $18.4 million in 2011 to $12.7 million in 2012. This decrease was primarily due to a $4.8 million decrease in royalties associated with a decline in royalty-burdened revenue and a $1.7 million decrease in amortization of intangible assets. This decrease was partially offset by a $775,000 increase in hosting fees to support our freemium titles. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 49.3% in 2011 to 80.5% in 2012, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 31.4% in 2011 to 36.5% in 2012. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 15.1% in 2011 to 7.1% in 2012. We expect that our gross margin will remain relatively flat for 2013; as sales of games based on our own original intellectual property replaces branded game sales, we expect that this benefit will be offset by increased hosting costs related to our freemium games.

Research and Development Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
Research and development expenses	$54,275	$39,073
Percentage of revenues	62.0%	59.0%

Our research and development expenses increased $15.2 million, or 39.0%, from $39.1 million in 2011 to $54.3 million in 2012. The increase in research and development costs was primarily due to an $11.9 million increase in salaries, benefits and variable compensation under our employee bonus plans due to higher average headcount during 2012 mainly resulting from the acquisitions of Griptonite and Blammo at the beginning of August 2011 and GameSpy at the beginning of August 2012 but prior to the restructuring in the fourth quarter of 2012, in which we decreased our research and development headcount. As a result of the restructuring in the fourth quarter of 2012, our research and development headcount decreased from 467 employees at the end of 2011 to 433 employees at the end of 2012. The increase in our research and development expenses was also due to a $2.1 million increase in stock-based compensation expense, primarily resulting from vesting of the expense over the expected term and changes in the fair market values of contingent consideration issued to employees who are former shareholders of Blammo, a $2.1 million increase in allocated facility and overhead costs associated with higher average headcount during the year and a $1.1 million increase in temporary and consulting fees associated with the development, localization and testing of our smartphone titles. These increases were partially offset by a $2.6 million decrease in payments made to external developers of our titles. As a percentage of revenues, research and development expenses increased from 59.0% in 2011 to 62.0% in 2012. Research and development expenses included $3.5 million of stock-based compensation expense in 2012 and $1.4 million in 2011. We anticipate that our research and development expenses will increase slightly during 2013 in absolute dollars and as a percentage of revenues as we continue to hire employees with monetization and game design expertise, which we expect will offset the savings that we realized in connection with the restructuring measures that we implemented in the fourth quarter of 2012.

Sales and Marketing Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
Sales and marketing expenses	$20,893	$14,607
Percentage of revenues	23.9%	22.1%

Our sales and marketing expenses increased $6.3 million, or 43.0%, from $14.6 million in 2011 to $20.9 million in 2012. The increase was primarily due to a $6.6 million increase in marketing promotions associated with our freemium games. Salaries, benefits and variable compensation costs remained relatively flat despite increasing our sales and marketing headcount from 33 in 2011 to 38 in 2012, as higher aggregate salary costs were partially offset by lower variable compensation. The increase in expenditures for variable marketing was partially offset by a $353,000 decrease in professional and consulting fees for third party marketing firms utilized in Latin America and Asia. As a percentage of revenues, sales and marketing expenses increased from 22.1% in 2011 to 23.9% in 2012. Sales and marketing expenses included $386,000 of stock-based compensation expense in 2012 and $351,000 in 2011. We expect our sales and marketing expenditures to continue to increase during 2013 in absolute dollars and as a percentage of revenues in connection with the sales and marketing initiatives we intend to undertake related to the new freemium games that we expect to release during 2013.

General and Administrative Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
General and administrative expenses	$14,744	$14,002
Percentage of revenues	16.9%	21.2%

Our general and administrative expenses increased $742,000, or 5.3%, from $14.0 million in 2011 to $14.7 million in 2012. The increase was primarily due to a $735,000 increase in salaries, benefits and variable compensation as headcount increased from 62 in 2011 to 66 in 2012, a $573,000 increase in stock based compensation expense and a $228,000 change in the fair market value of contingent consideration issued to the Blammo non-employee shareholders. The increase in our general and administrative expenses was partially offset by an $845,000 decrease in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses decreased from 21.2% in 2011 to 16.9% in 2012. General and administrative expenses included $1.9 million of stock-based compensation expense in 2012 and $1.4 million in 2011. We anticipate that our general and administrative expenses will increase slightly during 2013 in absolute dollars and as a percentage of revenues. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our restructuring charge increased from $545,000 in 2011 to $1.4 million in 2012. Our restructuring charges for 2012 were comprised of employee termination costs in our San Francisco, California; Kirkland, Washington; Sao Paolo, Brazil, China and Spain offices. We anticipate incurring additional termination costs of approximately $450,000 in connection with other restructuring activities implemented in the first quarter of 2013 to better align sales and marketing with our current business strategy and to finalize the closure of our Brazil office.

Our amortization of intangible assets increased from $825,000 in 2011 to $2.0 million in 2012. This increase was due to amortization expense associated with non-competition agreements capitalized at their fair value as part of the purchase accounting for both the Griptonite and Blammo acquisitions.

Our goodwill impairment charge increased from zero in 2011 to $3.6 million in 2012 due to a decline in the estimated fair value of our APAC reporting unit attributable to an accelerated decline in the local feature phone business and the recent restructuring of our operations in the region.

Other Income (Expense), net

Interest and other income/(expense), net, decreased from a net income of $747,000 in 2011 to net expense of $347,000 in 2012. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax provision changed from an expense of $614,000 in 2011 to a benefit $2.0 million in 2012. This change was primarily due to the release of uncertain tax positions in one foreign jurisdiction due to the expiration of the statute of limitations, release of valuation allowances, changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, changes in the valuation allowance and increased foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At December 31, 2012, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1.5 million within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

	Year Ended December 31,
	2011	2010
	(In thousands)
Feature phone	$31,091	$54,475
Smartphone	35,094	9,870

Revenues	$66,185	$64,345

Our revenues increased $1.8 million, or 2.9%, from $64.3 million in 2010 to $66.2 million in 2011, due to a $25.2 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android devices related primarily to micro-transactions, offers and advertisements. This was partially offset by a $23.4 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $7.1 million of revenues as of December 31, 2011, relating primarily to offers and in-app-purchases which have been deferred over their average useful lives. In 2011 approximately 11.1% of our total revenues were generated by our Gun Bros title, while no individual title accounted for 10% or more of our total revenues in 2010. International revenues (defined as revenues generated from carriers and other distributors whose principal operations are located outside the United States) decreased by $2.2 million, from $35.4 million in 2010 to $33.2 million in 2011.This was primarily related to a $3.3 million decrease in our Americas, excluding the United States, revenues, primarily related to declining feature phone revenues. This decrease was partially offset by a $1.2 million increase in our EMEA revenues, primarily related to increased revenues from certain OEM relationships and smartphone revenue growth on Apple and Android digital storefronts, partially offset by continued declines in our carrier-based business.

Cost of Revenues

	Year Ended December 31,
	2011	2010
	(In thousands)
Cost of revenues:
Royalties	$12,389	$16,643
Impairment of prepaid royalties and guarantees	531	663
Amortization of intangible assets	5,447	4,226

Total cost of revenues	$18,367	$21,532

Revenues	$66,185	$64,345

Gross margin	72.2%	66.5%

Our cost of revenues decreased $3.2 million, or 14.7%, from $21.5 million in 2010 to $18.4 million in 2011. This decrease was primarily due to a $6.8 million decrease in royalties associated with a decline in royalty-burdened revenue, impairments and recoupments of previously impaired titles. This decrease was partially offset by a $2.4 million increase in hosting fees to support our freemium titles and a $1.2 million increase in amortization of intangible assets associated with the additional intangible assets we acquired as part of both the Griptonite and Blammo acquisitions. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 78.1% in 2010 to 50.7% in 2011, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. Revenues attributable to games based upon original intellectual property were 49.3% of our total revenues for 2011. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 33.4% in 2010 to 31.4% in 2011 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 27.1% in 2010 to 15.1% in 2011.

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

Our amortization of intangible assets increased from $205,000 in 2010 to $825,000 in 2011. This increase was due to amortization expense associated with non-competition agreements capitalized at their fair value as part of the purchase accounting for both the Griptonite and Blammo acquisitions.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$2,014	$2,708	$710
Cash flows provided by (used in) operating activities	(6,749)	(6,727)	2,249
Cash flows provided by (used in) investing activities	(6,101)	7,634	(710)
Cash flows provided by financing activities	3,205	18,379	1,141

Since our inception, we have incurred recurring losses and we had an accumulated deficit of $232.3 million as of December 31, 2012.

Operating Activities

In 2012, net cash used in operating activities was $6.7 million, compared to net cash used in operating activities of $6.7 million in 2011. The cash utilized in our business was primarily due to a net loss of $20.5 million, a decrease in other long-term liabilities of $3.1 million and decreases in accrued compensation of $1.3 million and accrued royalties of $1.1 million. These amounts were partially offset by adjustments for non-cash items, including goodwill impairment charges of $3.6 million, amortization expense of $5.8 million, stock-based compensation expense of $5.8 million and depreciation expense of $2.4 million.

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

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment and leasehold improvements for our offices. We expect to use more cash in investing activities in 2013 for property and equipment related to supporting our infrastructure and our development and design studios. We expect to fund these investments with our existing cash and cash equivalents.

In 2012, we used $6.1 million of cash in investing activities related primarily to $5.0 million used to purchase the Deer Hunter trademark and brand assets during the second quarter of 2012 and $2.0 million of payments for leasehold improvements, computer, server and networking equipment and software to support our freemium games. These cash outflows were partially offset by $913,000 in cash acquired in connection with our acquisition of GameSpy in the third quarter of 2012.

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

Financing Activities

In 2012, net cash provided by financing activities was $3.2 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

In 2011, net cash provided by financing activities was $18.4 million due primarily to $15.7 million of net proceeds received from our underwritten public offering of stock in January 2011 and $5.7 million of proceeds received from option and warrant exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $2.3 million that we repaid under our credit facility and a payment of $698,000 relating to taxes that had been withheld on the December 31, 2010 promissory note payment made to the former MIG shareholders.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $22.3 million as of December 31, 2012. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $4.0 million as of December 31, 2012, most of which are held by our United Kingdom subsidiary. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

We expect to fund our operations and satisfy our contractual obligations during 2013 primarily through our cash and cash equivalents and cash flows from operations. However, we expect to use cash in our operations during 2013 as we seek to grow our business. We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all, particularly given current capital market and overall economic conditions.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2012:

	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter
	(In thousands)
Operating lease obligations	$8,478	$3,195	$4,389	$894	$—
Uncertain tax position obligations, including interest and penalties(1)	3,859	—	—	—	3,859
Blammo earn-out (2)	2,654	1,855	799	—	—

Total contractual obligations	$14,991	$5,050	$5,188	$894	$3,859

(1)	As of December 31, 2012, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our consolidated balance sheets. As of December 31, 2012, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.
(2)	As of December 31, 2012, the contingent consideration issued to the former Blammo shareholders had a fair value of $2.7 million. The fair value represents the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2013, fiscal 2014 and fiscal 2015. As of December 31, 2012, we had recorded $2.5 million on our consolidated balance sheets as employee shareholders of Blammo must continue to provide services during the earnout periods.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that are not already disclosed in this report.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset these higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of this standard did not materially impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this standard did not materially impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the “revised standard”). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The adoption of this standard did not materially impact our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. We do not believe that the adoption of ASU 2013-2 will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2012, we had no short-term investments and substantially all $22.3 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2012 and December 31, 2011, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, Italy, Russia and Spain and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers and digital storefronts. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At December 31, 2012, Apple accounted for 44.3%, Medium Entertainment (PlayHaven) accounted for 13.2% and Google accounted for 10.8% of total accounts receivable. At December 31, 2011, Apple accounted for 26.6%, Tapjoy accounted for 18.0%, Telecomunicaciones Movilnet accounted for 11.7% and Google accounted for 10.3% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 70 countries in more than 20 different currencies, and in 2011 and 2012, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in GBP versus the USD and in the Euro versus GBP. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

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

Item 8. Financial Statements and Supplementary Data

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glu Mobile Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded GameSpy Industries, Inc. from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a business combination during 2012. We have also excluded GameSpy Industries, Inc. from our audit of internal control over financial reporting. GameSpy Industries, Inc. is a wholly owned subsidiary whose total assets and total revenues represent 0.9% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 15, 2013

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,325	$32,212
Accounts receivable, net	11,881	11,821
Prepaid royalties	—	483
Prepaid expenses and other	2,487	1,881

Total current assets	36,693	46,397
Property and equipment, net	5,026	3,934
Other long-term assets	227	404
Intangible assets, net	10,889	10,078
Goodwill	19,440	21,991

Total assets	$72,275	$82,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,269	$6,894
Accrued liabilities	2,124	939
Accrued compensation	5,989	5,404
Accrued royalties	2,781	3,865
Accrued restructuring	4	887
Deferred revenues	9,031	7,139

Total current liabilities	27,198	25,128
Other long-term liabilities	6,190	8,503

Total liabilities	33,388	33,631

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2012 and 2011; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value: 250,000 authorized at December 31, 2012 and 2011; 66,022 and 63,749 shares issued and outstanding at December 31, 2012 and 2011	6	6
Additional paid-in capital	271,016	260,744
Accumulated other comprehensive income	167	266
Accumulated deficit	(232,302)	(211,843)

Total stockholders’ equity	38,887	49,173

Total liabilities and stockholders’ equity	$72,275	$82,804

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues	$87,493	$66,185	$64,345
Cost of revenues:
Royalties and other cost of revenues	8,940	12,389	16,643
Impairment of prepaid royalties and guarantees	—	531	663
Amortization of intangible assets	3,783	5,447	4,226

Total cost of revenues	12,723	18,367	21,532

Gross profit	74,770	47,818	42,813

Operating expenses:
Research and development	54,275	39,073	25,180
Sales and marketing	20,893	14,607	12,140
General and administrative	14,744	14,002	13,108
Amortization of intangible assets	1,980	825	205
Restructuring charge	1,371	545	3,629
Impairment of goodwill	3,613	—	—

Total operating expenses	96,876	69,052	54,262

Loss from operations	(22,106)	(21,234)	(11,449)
Interest and other income/(expense), net:
Interest income/(expense)	21	(29)	(575)
Other income/(expense), net	(368)	776	(690)

Interest and other income/(expense), net	(347)	747	(1,265)

Loss before income taxes	(22,453)	(20,487)	(12,714)
Income tax benefit/(provision)	1,994	(614)	(709)

Net loss	$(20,459)	$(21,101)	$(13,423)

Net loss per share — basic and diluted	$(0.32)	$(0.37)	$(0.38)
Weighted average common shares outstanding — basic and diluted	64,318	57,518	35,439

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net Loss	$(20,459)	$(21,101)	$(13,423)

Other comprehensive income/(loss):
Foreign currency translation adjustments	(99)	(893)	228

Other comprehensive income/(loss)	(99)	(893)	228

Comprehensive loss	$(20,558)	$(21,994)	$(13,195)

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other
				Compre-		Total
			Additional	hensive		Stockholders’
	Common Stock		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Capital	(loss)	Deficit	Deficit
Balances at December 31, 2009	30,360	$3	$188,078	$931	$(177,319)	$11,693
Net loss	—	—	—	—	(13,423)	(13,423)
Stock-based compensation expense	—	—	1,568	—	—	1,568
Vesting of early exercised options	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	330	—	287	—	—	287
Issuance of common stock upon Private Placement, net of issuance costs	13,495	1	13,218	—	—	13,219
Issuance of common stock pursuant to Employee Stock Purchase Plan	400	—	311	—	—	311
Foreign currency translation adjustment	—	—	—	228	—	228

Balances at December 31, 2010	44,585	$4	$203,464	$1,159	$(190,742)	$13,885

Net loss	—	—	—	—	(21,101)	(21,101)
Stock-based compensation expense	—	—	2,559	—	—	2,559
Issuance of other common stock	51	—	200	—	—	200
Issuance of common stock upon exercise of stock options	859	—	1,633	—	—	1,633
Issuance of common stock upon exercise of warrants	2,475	—	3,711	—	—	3,711
Issuance of common stock as consideration for acquisitions	7,106	1	33,157	—	—	33,158
Issuance of common stock upon Secondary Offering, net of issuance costs	8,415	1	15,660	—	—	15,661
Issuance of common stock pursuant to Employee Stock Purchase Plan	258	—	360	—	—	360
Foreign currency translation adjustment	—	—	—	(893)	—	(893)

Balances at December 31, 2011	63,749	$6	$260,744	$266	$(211,843)	$49,173

Net loss	—	—	—	—	(20,459)	(20,459)
Stock-based compensation expense	—	—	4,271	—	—	4,271
Issuance of common stock upon exercise of stock options	806	—	1,357	—	—	1,357
Issuance of common stock upon exercise of warrants	413	—	619	—	—	619
Issuance of common stock as consideration for acquisition	600	—	2,796	—	—	2,796
Issuance of common stock pursuant to Employee Stock Purchase Plan	454	—	1,229	—	—	1,229
Foreign currency translation adjustment	—	—	—	(99)	—	(99)

Balances at December 31, 2012	66,022	$6	$271,016	$167	$(232,302)	$38,887

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,459)	$(21,101)	$(13,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,368	1,846	1,975
Amortization of intangible assets	5,763	6,272	4,431
Stock-based compensation	5,822	3,110	1,568
Change in fair value of Blammo earnout	167	(61)	—
Interest expense on debt	—	4	413
Amortization of loan agreement costs	—	70	188
Non-cash foreign currency remeasurement (gain)/loss	365	(789)	699
Impairment of goodwill	3,613	—	—
Impairment of prepaid royalties and guarantees	—	531	663
Changes in allowance for doubtful accounts	281	296	(42)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,430	(64)	5,237
Prepaid royalties	483	1,458	3,696
Prepaid expenses and other assets	(368)	2,073	(113)
Accounts payable	(586)	602	1,139
Other accrued liabilities	(459)	(177)	(1,223)
Accrued compensation	(1,300)	978	1,839
Accrued royalties	(1,133)	(3,402)	(5,278)
Deferred revenues	206	6,198	(70)
Accrued restructuring charge	(883)	(1,575)	1,055
Other long-term liabilities	(3,059)	(2,996)	(505)

Net cash (used in)/provided by operating activities	(6,749)	(6,727)	2,249

Cash flows from investing activities:
Purchase of property and equipment	(2,014)	(2,708)	(710)
Purchase of intangible assets	(5,000)	—	—
Net cash received from acquisitions	913	10,342	—

Net cash (used in)/provided by investing activities	(6,101)	7,634	(710)

Cash flows from financing activities:
Proceeds from line of credit	—	—	37,356
Payments on line of credit	—	(2,288)	(39,729)
MIG loan payments	—	(698)	(10,302)
Proceeds from public offering, net	—	15,661	—
Proceeds from private placement, net	—	—	13,218
Proceeds from exercise of stock options and ESPP	2,586	1,993	598
Proceeds from exercise of stock warrants and issuance of common stock	619	3,711	—

Net cash provided by financing activities	3,205	18,379	1,141

Effect of exchange rate changes on cash	(242)	63	(327)

Net increase/(decrease) in cash and cash equivalents	(9,887)	19,349	2,353
Cash and cash equivalents at beginning of period	32,212	12,863	10,510

Cash and cash equivalents at end of period	$22,325	$32,212	$12,863

Supplemental disclosures of cash flow information
Common stock issued for acquisitions	$2,796	$33,158	$—
Interest paid	$—	$—	$1,349
Income taxes paid	$394	$1,453	$507

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops and publishes a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play store, Amazon Appstore, Microsoft Xbox Live marketplace and Samsung App Store. The Company creates games based on its own original intellectual property, as well as third-party licensed brands.

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $232,302 as of December 31, 2012. For the year ended December 31, 2012, the Company incurred a net loss of $20,459. The Company may incur additional losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve its intended business objectives.

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

The Company sells both consumable and durable virtual goods and receives reports from the digital storefronts, such as the Apple App Store, which breakdown the various purchases made from their games over a given time period. The Company reviews these reports to determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. The Company’s revenues from consumable virtual goods have been immaterial over the previous two years and are one-time actions that can be purchased directly by the player through the digital storefront. The Company recognizes the revenues from these items immediately, since it believes that the delivery obligation has been met and there are no further implicit or explicit performance obligations related to the purchase of that consumable virtual good. Revenues from durable virtual goods are generated through the purchase of virtual coins by users through a digital storefront. Players convert the virtual coins within the game to durable virtual goods such as weapons, armor or other accessories to enhance their game-playing experience. The durable virtual goods remain in the game for as long as the player continues to play. The Company believes this represents an implied service obligation, and accordingly, they recognize the revenues from the purchase of these durable virtual goods over the estimated average playing period of paying users. Based on the Company’s analysis, the estimated weighted average useful life of a paying user is approximately three months, and this estimate has been consistent since the Company’s initial analysis. If a new game is launched and only a limited period of paying player data is available, then the Company also considers other qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in the Company’s estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertisers is generated through impressions, clickthroughs, banner ads and offers. Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. Certain offer advertisements that result in the user receiving virtual currency are deferred and recognized over the average playing period of paying users.

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

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, the Company recognizes as revenues the amounts the carrier and digital storefronts reports as payable upon the sale of the Company’s games. The Company has evaluated its carrier and digital storefront agreements and has determined that it is not the principal when selling its games. Key indicators that it evaluated to reach this determination include:

•	wireless subscribers directly contract with the carriers and digital storefronts, which have most of the service interaction and are generally viewed as the primary obligor by the subscribers;

•	carriers and digital storefronts generally have responsibility for fulfillment which includes delivery of the content and have significant control over the types of games that they offer to their subscribers;

•	the limited number of digital storefronts currently available in the marketplace;

•	carriers and digital storefronts are directly responsible for billing and collecting fees from their subscribers, including the resolution of billing disputes;

•	carriers and digital storefronts generally pay the Company a fixed percentage of their revenues or a fixed fee for each game;

•	carriers and digital storefronts generally must approve the price of the Company’s games in advance of their sale to subscribers or provide tiered pricing thresholds, and the Company’s more significant carriers generally have the ability to set the ultimate price charged to their subscribers; and

•	the Company has limited risks, including no inventory risk and limited credit risk.

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

Cash and Cash Equivalents

The Company considers all investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. Deposits held with financial institutions often exceed the amount of insurance on these deposits.

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

The following table summarizes the revenues from customers in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2012	2011	2010
Apple	35.7%	20.7%	—%
Google	17.6	—	—
Tapjoy	13.2	13.0	—
Verizon Wireless	—	—	15.2

At December 31, 2012, Apple accounted for 44.3%, Medium Entertainment (PlayHaven) accounted for 13.2% and Google accounted for 10.8% of total accounts receivable. At December 31, 2011, Apple accounted for 26.6%, Tapjoy accounted for 18.0%, Telecomunicaciones Movilnet accounted for 11.7% and Google accounted for 10.3% of total accounts receivable.

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. The Company’s cash and investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 liabilities consist of acquisition-related non-current liabilities for contingent consideration (i.e., earnouts). Please refer to Note 4 for further details.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with ASC 460-10-15, Guarantees (“ASC 460”), the Company recorded a minimum guaranteed liability of zero and approximately $300 as of December 31, 2012 and 2011, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company had no impairment charges in 2012. The Company recorded impairment charges to cost of revenues of $531 and $663 during the years ended December 31, 2011and 2010, respectively.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of September 30. This impairment review involves a multiple-step process as follows:

Step — 0 Under new accounting guidance adopted for 2011, the Company evaluates qualitative factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as “Step 0.” Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the two-step goodwill impairment test.

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

In 2012, the Company concluded that a portion of the goodwill attributed to the APAC reporting unit was impaired and recorded a $3,613 impairment charge. In 2011 and 2010, the Company did not record any goodwill impairment charges as the fair values of the reporting units exceeded their respective carrying values.

Purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from one to nine years and are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”).

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

Internal Use Software

The Company recognizes internal use software development costs in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”). Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company capitalized certain internal use software costs totaling approximately $1,598, $1,787 and $117 during the years ended December 31, 2012, 2011 and 2010, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2012, 2011 and 2010, the amortization of capitalized software costs totaled approximately $1,014, $507 and $262, respectively. Capitalized internal use software development costs are included in property and equipment, net.

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

Restructuring

The Company accounts for costs associated with employee terminations and other exit activities in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company records employee termination benefits as an operating expense when it communicates the benefit arrangement to the employee and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits. In addition, termination benefits related to international employees are recognized when the amount of such termination benefits becomes estimable and payment is probable.

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $12,124, $6,114 and $3,184 in the years ended December 31, 2012, 2011 and 2010, respectively.

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

Business Combination

The Company applies the accounting standard related to business combinations, ASC 805, Business Combinations (“ASC 805’). The standard has an expanded definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the “revised standard”). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of ASU 2013-2 will have a material impact on the Company’s consolidated financial statements.

NOTE 2 — NET LOSS PER SHARE

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions by the Company.

	Year Ended December 31,
	2012	2011	2010
Net loss	$(20,459)	$(21,101)	$(13,423)

Basic and diluted shares:
Weighted average common shares outstanding	64,932	57,834	35,439
Weighted average unvested common shares subject to restrictions	(614)	(316)	—

Weighted average shares used to compute basic and diluted net loss per share	64,318	57,518	35,439

Net loss per share — basic and diluted	$(0.32)	$(0.37)	$(0.38)

The following weighted average options and warrants to purchase common stock and unvested shares of common stock subject to restrictions have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2012	2011	2010
Warrants to purchase common stock	4,187	5,344	2,435
Unvested common shares subject to restrictions	614	316	—
Options to purchase common stock	10,321	8,112	6,347

	15,122	13,772	8,782

NOTE 3 — ACQUISITIONS

Acquisition of GameSpy Industries, Inc.

On August 2, 2012, the Company completed the acquisition of GameSpy pursuant to an Agreement and Plan of Merger (the “GameSpy Merger Agreement”) by and among the Company, Galileo Acquisition Corp., a California corporation and wholly owned subsidiary of the Company (“Galileo”), IGN and GameSpy. Pursuant to the terms of the GameSpy Merger Agreement, Galileo merged with and into GameSpy in a statutory reverse triangular merger (the “GameSpy Merger”), with GameSpy surviving the GameSpy Merger as a wholly owned subsidiary of the Company. GameSpy, which is based in California, provides technology and services for multiplayer and server-based gaming. The Company acquired GameSpy as part of its efforts to enhance the monetization and retention of the Company’s players by incorporating GameSpy’s technology that powers community functionality, synchronous multiplayer and asynchronous player versus player mechanics into the Company’s games.

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

Assets acquired:
Cash	$913
Accounts receivable, net	1,695
Property and equipment	485
Intangible assets:
Customer contracts and related relationships	250
Titles, content and technology	1,300
Goodwill	1,096

Total assets acquired	5,739

Liabilities assumed:
Other accrued liabilities	(689)
Deferred revenue	(1,684)
Deferred tax liability	(570)

Total liabilities acquired	(2,943)

Net acquired assets	$2,796

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of two to three years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

In connection with the acquisition of GameSpy, the Company recorded net deferred tax liabilities of $570, which were primarily related to identifiable intangible assets and net operating losses.

The Company allocated the residual value of $1,096 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the GameSpy acquisition is not deductible for tax purposes.

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

In connection with the Merger, the Company issued to Foundation 9, as Griptonite’s sole shareholder, in exchange for all of the issued and outstanding shares of Griptonite capital stock, a total of 6,106 shares of the Company’s common stock, for consideration of approximately $28,088, using the $4.60 closing price of the Company’s common stock on The NASDAQ Global Market on August 2, 2011. 600 of the initial shares that were held in escrow to satisfy potential indemnification claims under the Merger Agreement were released on November 2, 2012. In addition, the Company may be required to issue additional shares (not to exceed 5,302 shares) or in specified circumstances pay additional cash (i) in satisfaction of indemnification obligations in the case of breaches of the Company’s and Sub’s representations, warranties and covenants in the Merger Agreement or (ii) pursuant to potential working capital adjustments.

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

The Company allocated the residual value of $12,670 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Griptonite acquisition is not deductible for tax purposes.

Assumption of Griptonite Lease

In connection with the Merger, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Griptonite Lease”). The Griptonite Lease covers approximately 54 rentable square feet and initially had a term that ended on September 30, 2015; however, in August 2012, the Company and the landlord entered into an amendment to the Griptonite Lease that changed the termination date to September 30, 2013. As part of the 2011 purchase accounting adjustments for Griptonite, the Company eliminated the existing deferred rent balance and recorded a fair value adjustment to reflect the current market value of the unfavorable operating lease commitment. The fair value of the unfavorable operating lease obligation was $477 and $901, respectively, as of December 31, 2012 and 2011. The Griptonite Lease has been included in the future lease obligations disclosed in Note 7.

Acquisition of Blammo Games Inc.

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of freemium games located in Toronto, Canada.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives ranging from one to four years which approximates the pattern in which the economic benefits of the intangible assets are realized.

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

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him or her from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as such term is defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, since vesting is contingent upon these employees’ continued service during the earn-out periods. The Company records the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 10 for further details. At acquisition, in accordance with ASC 805, Business Combinations, the Company recorded $306 of the contingent consideration as part of the purchase accounting allocation; this amount represents the fair value of the portion of the forecasted Additional Shares to be issued to the Sellers who are not employees of Blammo. This amount is fair valued in every reporting period. The total fair value of this liability has been estimated at $412 and $245 as of December 31, 2012 and 2011, respectively, of which fair value expense adjustment of $167 and fair value benefit adjustment of $61 was recorded during the years ended December 31, 2012 and 2011, which represent the changes in fair since the date of acquisition for both respective periods. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense.

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

As of the valuation date, Blammo was in the process of developing one game, which was launched in December 2011. The Company estimated that the majority of the revenues associated with this game would be generated in 2012 and 2013. The fair value was calculated using the multi-period excess earning method of the income approach, and significant assumptions used included the discount rate, forecasted revenues, forecasted cost of goods sold and forecasted operating expense. The Company capitalized approximately $300 of IPR&D costs associated with the above game at the acquisition date. These costs were reclassified to “Titles, Content and Technology” in the fourth quarter of 2011 upon launch of the game and amortized over the estimated life of the game of two years.

In the valuation of GameSpy customer contracts, these contracts were valued over their remaining terms, which included consideration of moderate anticipated renewals and is consistent with market participant considerations. These contracts were fair valued using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue and operating expenses for GameSpy’s remaining contracts, the remaining contractual period of the contracts and a discount rate of 14%. The Company valued developed technology using the replacement cost method of the cost approach and based on the perceived value that a market participant would ascribe to the GameSpy technology, which allows for hosting multi-player games on mobile devices and other platforms. Key assumptions used included fully burdened headcount spending information. As of the valuation date, the fair value of GameSpy’s deferred revenue was $1,684, which reflects the costs including hosting fees, salaries and benefits, equipment and facilities to support the contractual obligations associated with these revenues, plus a market participant margin. The deferred revenue will be recognized on a straight-line basis over 24 months.

In the valuation of the goodwill balance for Griptonite, Blammo and GameSpy, the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with digital storefronts to distribute new titles developed by the Griptonite and Blammo studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also plans to use the GameSpy technology to enhance the monetization and retention of the Company’s players, and these synergies are reflected in the value of goodwill recognized.

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

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Griptonite for the periods shown as if the acquisition of Griptonite had occurred on January 1, 2010. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties. In addition, the pro forma financial information presented below does not include the unaudited financial information of Blammo and GameSpy, since these were not material.

	Year Ended December 31,
	2011	2010
Total pro forma revenues	$76,864	$85,200
Pro forma net loss	(21,256)	(16,620)
Pro forma net loss per share — basic and diluted	(0.35)	(0.40)

All of the goodwill related to the GameSpy, Blammo and Griptonite transactions was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

NOTE 4 — FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2012 and December 31, 2011, the Company had $22,325 and $32,212 in cash and cash equivalents. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

Level 3 liabilities consist of acquisition-related non-current liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. The former Blammo shareholders have the opportunity to earn additional shares of the Company’s common stock based on future net revenues generated by Blammo during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015. See Note 3 for further details regarding the Blammo acquisition. The expected number of shares to be issued in each year depends on the probability of Blammo achieving the Net Revenue targets, and the Company used a risk-neutral framework to estimate the probability of achieving these revenue targets for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the year ended December 31, 2012 included a discount rate of 35.0%, volatility of 38.0%, risk-free rates of between 0.05% and 0.28% and probability-adjusted revenue levels. Key assumptions for the year ended December 31, 2011 included a discount rate of 25.0%, volatility of 53.0%, risk-free rates of between 0.15% and 0.42% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input. The fair value of these contingent liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2012 and 2011, was $2,512 and $796, respectively. As of December 31, 2012, the Company has recorded $1,855 of the total contingent consideration as a current liability in accrued compensation and the remainder has been recorded in other long-term liabilities since settlement is greater than one year from the end of the reporting period.

NOTE 5 — BALANCE SHEET COMPONENTS

Property and Equipment

	December 31,
	2012	2011
Computer equipment	$6,255	$5,318
Furniture and fixtures	566	485
Software	6,304	4,707
Leasehold improvements	2,227	1,763

	15,352	12,273
Less: Accumulated depreciation and amortization	(10,326)	(8,339)

	$5,026	$3,934

Depreciation and amortization for the years ended December 31, 2012, 2011 and 2010 were $2,368, $1,846 and $1,975, respectively.

Accounts Receivable

	December 31,
	2012	2011
Accounts receivable	$12,313	$12,621
Less: Allowance for doubtful accounts	(432)	(800)

	$11,881	$11,821

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates.

The movement in the Company’s allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Deductions	Year
Year ended December 31, 2012	$800	$202	$570	$432
Year ended December 31, 2011	$504	$390	$94	$800
Year ended December 31, 2010	$546	$153	$195	$504

The Company had no significant write-offs or recoveries during the years ended December 31, 2012, 2011 and 2010.

Other Long-Term Liabilities

	December 31,
	2012	2011
Uncertain tax position obligations	$3,859	$5,264
Deferred income tax liability	647	1,150
Contingent earnout liability	657	796
Unfavorable lease obligations	—	664
Other	1,027	629

	$6,190	$8,503

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011 and GameSpy in 2012, as well as in connection with the purchase of the Deer Hunter trademark and brand assets in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation at December 31, 2012 and 2011 were as follows:

		December 31, 2012			December 31, 2011
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$12,781	$(11,518)	$1,263	$11,391	$(11,097)	$294
Catalogs	1 yr	1,257	(1,257)	—	1,216	(1,216)	—
ProvisionX Technology	6 yrs	207	(207)	—	200	(200)	—
Carrier contract and related relationships	5 yrs	19,585	(16,421)	3,164	19,206	(13,451)	5,755
Licensed content	5 yrs	2,952	(2,952)	—	2,924	(2,924)	—
Service provider license	9 yrs	467	(262)	205	463	(208)	255
Trademarks	7 yrs	5,225	(760)	4,465	222	(222)	—

		42,474	(33,377)	9,097	35,622	(29,318)	6,304

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,341	(1,341)	—	1,297	(1,297)	—
Noncompete agreement	4 yrs	5,187	(3,395)	1,792	5,167	(1,393)	3,774

		6,528	(4,736)	1,792	6,464	(2,690)	3,774

Total intangibles assets		$49,002	$(38,113)	$10,889	$42,086	$(32,008)	$10,078

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company acquired approximately $1,550 of intangible assets as part of the GameSpy acquisition in the third quarter of 2012. The Company acquired approximately $7,400 of intangible assets as part of the Griptonite and Blammo acquisitions in the third quarter of 2011, which includes approximately $300 of Blammo IPR&D that was reclassified as “Titles, Content and Technology” in the fourth quarter of 2011; see Note 3 for further details.

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

During the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense in the amounts of $3,783, $5,447 and $4,226, respectively, in cost of revenues. During the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense in the amounts of $1,980, $825 and $205, respectively, in operating expenses. The Company recorded no impairment charges during the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2013	$4,212	$1,315	$5,527
2014	1,495	382	1,877
2015	1,019	95	1,114
2016	764	—	764
2017	714	—	714
2018 and thereafter	893	—	893

	$9,097	$1,792	$10,889

Goodwill

The Company has goodwill resulting from its MIG, GameSpy, Blammo and Griptonite acquisitions as of December 31, 2012. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. The Company acquired $17,044 and $1,031 of goodwill during 2011 and 2012 respectively as part of the GameSpy, Blammo and Griptonite acquisitions, which was fully assigned to its Americas reporting unit; see Note 3 for further details. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit related to the Superscape acquisition. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

Goodwill by geographic region is as follows:

	December 31, 2012				December 31, 2011
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$41,915	$25,354	$24,220	$91,489	$24,871	$25,354	$24,039	$74,264
Accumulated Impairment Losses	(24,871)	(25,354)	(19,273)	(69,498)	(24,871)	(25,354)	(19,273)	(69,498)

	17,044	—	4,947	21,991	—	—	4,766	4,766
Goodwill Acquired during the year	1,031	—	—	1,031	17,044	—	—	17,044
Effects of Foreign Currency Exchange	—	—	31	31	—	—	181	181
Impairment Losses	—	—	(3,613)	(3,613)	—	—	—	—

Balance as of period ended:	18,075	—	1,365	19,440	17,044	—	4,947	21,991
Goodwill	42,946	25,354	24,251	92,551	41,915	25,354	24,220	91,489
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(19,273)	(69,498)

Balance as of period ended:	$18,075	$—	$1,365	$19,440	$17,044	$—	$4,947	$21,991

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

Under new accounting guidance adopted for 2011, the Company evaluates qualitative factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as “Step 0.” Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the two-step goodwill impairment test. ASC 350 requires a multiple-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of the reporting units is estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through January 2018. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2,704, $2,237 and $2,652, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $632 and $223 at December 31, 2012 and 2011, respectively, and was included within other long-term liabilities.

At December 31, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum Operating Lease
Period Ending December 31,	Payments
2013	$3,195
2014	1,381
2015	1,457
2016	1,551
2017	880
2018 and thereafter	14

$8,478

Income Taxes

As of December 31, 2012, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s consolidated balance sheets. As of December 31, 2012, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2012 or 2011.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2012 or 2011.

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

NOTE 9 — STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Stock

At December 31, 2012, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2012, the Company had reserved 16,851 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2012, the Company was authorized to issue 5,000 shares of preferred stock.

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

See Note 3 – Business Combinations – for more information about these acquisitions.

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

Shelf Registration Statement

In December 2010, the Securities and Exchange Commission declared effective the Company’s shelf registration statement which allows the Company to issue various types of debt and equity instruments, including common stock, preferred stock and warrants. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The ability to issue debt and equity is subject to market conditions and other factors impacting the Company’s borrowing capacity. The Company has a $30,000 limit on the amount securities that can be issued under this shelf registration statement and has already utilized $17,250 of this amount as of December 31, 2012 pursuant to the public offering in January 2011 described above.

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

Warrants to Purchase Common Stock

The Warrants issued in connection with the 2010 Private Placement have an initial exercise price of $1.50 per share of common stock, can be exercised immediately, have a five-year term and provide for weighted-average anti-dilution protection in addition to customary adjustment for dividends, reorganization and other common stock events. During the years ended December 31, 2012, 2011 and 2010, investors exercised warrants to purchase 413, 2,475 and zero shares of the Company’s common stock, and the Company received gross proceeds of $619, $3,711 and zero in connection with these exercises.

Warrants outstanding at December 31, 2012 were as follows:

	Term	Exercise Price per	Number of Shares Outstanding Under
Date of Issuance	(Years)	Share	Warrant
May 2006	7	$9.03	106
August 2010	5	1.50	3,860

			3,966

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

The 2007 Plan also provides the Board of Directors the ability to grant restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. As of December 31, 2012, 740 shares were available for future grants under the 2007 Plan.

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

As of December 31, 2012, 786 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Inducement Plan did not require the approval of the Company’s stockholders. The Company initially reserved 600 shares of its common stock for grant and issuance under the Inducement Plan. On December 28, 2009, the Company’s Board of Directors appointed Niccolo de Masi as the Company’s President and Chief Executive Officer and the Compensation Committee of the Company’s Board of Directors awarded him a non-qualified stock option to purchase 1,250 shares of the Company’s common stock, which was issued on January 4, 2010 under the Inducement Plan. Immediately prior to the grant of this award, the Compensation Committee amended the Inducement Plan to increase the number of shares available for grant under the plan by 819 shares to 1,250 shares. In August 2011, the Compensation Committee of the Company’s Board of Directors increased the number of shares reserved for issuance under the Company’s 2008 Equity Inducement Plan by 1,050 shares. The Company utilized these additional shares to grant stock options to certain of the new non-executive employees of Griptonite and Blammo to purchase shares of the Company’s common stock. In November 2012, the Compensation Committee amended the Inducement Plan to increase the number of shares available for grant under the plan by 300 shares. In each case, all of the newly authorized shares were granted promptly following each such increase. The Company may only grant NSOs under the Inducement Plan. Grants under the Inducement Plan may only be made to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company and to provide incentives for such persons to exert maximum efforts for the Company’s success. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination.

As of December 31, 2012, 438 shares were reserved for future grants under the Inducement Plan.

Stock Option Activity

The following table summarizes the Company’s stock option activity:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2009	2,654	4,841	3.49
Increase in authorized shares	3,911
Options granted	(4,841)	4,841	1.30
Options canceled	2,424	(2,424)	3.66
Options exercised	—	(330)	0.87

Balances at December 31, 2010	4,148	6,928	2.02
Increase in authorized shares	2,388
Options granted	(4,925)	4,925	3.66
Options canceled	1,250	(1,250)	2.50
Options exercised	—	(859)	1.90

Balances at December 31, 2011	2,861	9,744	2.80
Increase in authorized shares	300
Options granted	(3,399)	3,399	3.84
Options canceled	1,416	(1,416)	3.89
Options exercised	—	(806)	1.68

Balances at December 31, 2012	1,178	10,921	$3.07	4.17	$3,684

Options vested and expected to vest at December 31, 2012		9,429	$3.03	4.03	$3,523
Options exercisable at December 31, 2012		4,705	$2.92	3.33	$2,517

At December 31, 2012, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42 – $ 1.19	1,345	2.82	$1.03	986	$1.00
$1.21 – $ 1.23	1,110	3.03	1.22	764	1.22
$1.30 – $ 2.03	1,302	3.66	1.67	691	1.66
$2.16 – $ 2.83	380	5.71	2.30	18	2.45
$2.90 – $ 2.90	1,273	4.78	2.90	376	2.90
$2.98 – $ 3.29	1,130	5.69	3.28	31	3.17
$3.39 – $ 3.78	1,098	4.05	3.72	497	3.71
$3.88 – $ 4.30	1,209	4.95	4.25	132	4.06
$4.35 – $ 4.66	1,123	4.41	4.53	465	4.52
$4.72 – $ 11.88	951	3.73	6.33	745	6.67

$0.42 – $ 11.88	10,921	4.17	$3.07	4,705	$2.92

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $2.28 per share at December 31, 2012. The total intrinsic value of awards exercised during the years ended December 31, 2012, 2011 and 2010 was $2,114, $2,065 and $142, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718, and has estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2012	2011	2010
Dividend yield	—%	—%	—%
Risk-free interest rate	0.60%	1.06%	1.15%
Expected term (years)	4.00	4.02	3.12
Expected volatility	65%	65%	77%

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the year ended December 31, 2012, 2011 and 2010 was $1.90, $1.81 and $0.67 per share, respectively.

The Company calculated employee stock-based compensation expense based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2012	2011	2010
Research and development	$3,491	$1,387	$480
Sales and marketing	386	351	217
General and administrative	1,945	1,372	871

Total stock-based compensation expense	$5,822	$3,110	$1,568

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees who were former shareholders of Blammo, which is recorded as research and development expense over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measures the fair value of the contingent consideration each reporting period and only records a compensation expense for the portion of the earn-out target which is likely to be achieved. In addition, the Company is exposed to potential continued fluctuations in the fair market value of the contingent consideration in each reporting period, since re-measurement is impacted by changes in the Company’s share price and the assumptions used by the Company; see Note 3 for further details. The total fair value of this liability has been estimated at $2,242 and $1,176 as of December 31, 2012 and 2011, respectively, of which $1,549 and $551 of stock-based compensation expense has been recorded during the years ended December 31, 2012 and 2011, respectively.

Consolidated net cash proceeds from option exercises were $1,357, $1,633 and $287 for the year ended December 31, 2012, 2011 and 2010, respectively. The Company realized no significant income tax benefit from stock option exercises during the year ended December 31, 2012, 2011 and 2010. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

At December 31, 2012, the Company had $7,300 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures and excluding unvested Blammo stock-based contingent consideration expense, which will be recognized over a weighted-average period of 2.73 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Restricted Stock

The Company did not grant any restricted stock options during the years ended December 31, 2012, 2011 or 2010.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The Company does not match the contributions made by its employees.

NOTE 11 — INCOME TAXES

The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$(6,745)	$(25,159)	$(14,527)
Foreign	(15,708)	4,672	1,813

Loss before income taxes	$(22,453)	$(20,487)	$(12,714)

The components of income tax provision were as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	(4)	(2)	(3)
Foreign	913	(2,698)	(1,311)

	909	(2,700)	(1,314)

Deferred:
Federal	497	1,452	—
State	64	211	—
Foreign	524	423	605

	1,085	2,086	605

Total:
Federal	497	1,452	—
State	60	209	(3)
Foreign	1,437	(2,275)	(706)

	$1,994	$(614)	$(709)

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	0.3	1.0	—
Foreign rate differential	(0.6)	1.4	0.4
Research and development credit	—	2.1	1.5
Acquired in-process research and development	—	—	0.3
United Kingdom research and development refund	—	—	1.1
Withholding taxes	(0.3)	(0.1)	(3.7)
Goodwill impairment	(5.5)	—	—
Stock-based compensation	(2.7)	(1.3)	(1.0)
Non-deductible intercompany bad debt	(16.5)	—	—
FIN 48 interest and release	10.0	(0.4)	(1.8)
Other	(0.7)	(0.4)	1.7
Valuation allowance	(9.1)	(39.3)	(38.1)

Effective tax rate	8.9%	(3.0)%	(5.6)%

During 2012, the Company’s United Kingdom subsidiary recognized an intercompany bad debt expense of approximately $10,870 that is non-tax deductible for United Kingdom tax purposes.

Deferred tax assets and liabilities consist of the following:

	December 31, 2012			December 31, 2011
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets:
Fixed assets	$571	$1,501	$2,072	$644	$1,587	$2,231
Net operating loss carryforwards	32,795	12,207	45,002	31,318	13,677	44,995
Accruals, reserves and other	3,605	121	3,726	4,821	96	4,917
Foreign tax credit	6,086	—	6,086	5,767	—	5,767
Stock-based compensation	2,723	58	2,781	1,748	65	1,813
Research and development credit	2,839	—	2,839	3,143	—	3,143
Other	2,873	11	2,884	2,573	12	2,585

Total deferred tax assets	$51,492	$13,898	$65,390	$50,014	$15,437	$65,451
Deferred tax liabilities:
Macrospace, MIG and iFone intangible assets	$—	$(498)	$(498)	$—	$(931)	$(931)
GameSpy intangible assets	(506)	—	(506)	—	—	—
Blammo intangible assets	—	(261)	(261)	—	(429)	(429)
Griptonite intangible assets	(949)	—	(949)	(2,149)	—	(2,149)
Fixed assets	—	—	—	—	—	—
Other	—	(9)	(9)	—	(10)	(10)

Net deferred tax assets	50,037	13,130	63,167	47,865	14,067	61,932

Less valuation allowance	(50,037)	(13,674)	(63,711)	(47,865)	(15,150)	(63,015)

Net deferred tax liability	$—	$(544)	$(544)	$—	$(1,083)	$(1,083)

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will reverse in the foreseeable future. The amount of accumulated foreign earnings of the Company’s foreign subsidiaries total $2,536 as of December 31, 2012. If the Company’s foreign earnings were repatriated, additional tax expense might result. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings attributable to foreign subsidiaries is not practicable. The Company recorded a release of its valuation allowance of $562 and $1,702 during 2012 and 2011. This release is associated with the acquisitions of GameSpy in August 2012 and Griptonite in August 2011. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each of its jurisdictions except for one entity in China. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2012 included historical and projected future operating losses. As a result, the Company concluded that an additional valuation allowance of $696, net of the described releases, was required to reflect the gross increase in its deferred tax assets prior to valuation allowance during 2012. As of December 31, 2012, the Company considered it more likely than not that its deferred tax assets would not be realized with their respective carryforward periods.

At December 31, 2012, the Company has net operating loss carryforwards of approximately $86,265 and $78,694 for federal and state tax purposes, respectively. These carryforwards will expire from 2013 to 2032. In addition, the Company has research and development tax credit carryforwards of approximately $2,839 for federal income tax purposes and $3,369 for California tax purposes. The federal research and development tax credit carryforwards will begin to expire in 2022. The California state research credit will carry forward indefinitely. The Company has approximately $6,078 of foreign tax credits that will begin to expire in 2017, and approximately $12 of state alternative minimum tax credits that will carryforward indefinitely. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

In addition, at December 31, 2012, the Company has net operating loss carryforwards of approximately $49,829 for United Kingdom tax purposes that are all limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2012	2011
Beginning balance	$4,034	$3,326
Reductions of tax positions taken during previous years	(631)	(82)
Additions based on uncertain tax positions related to the current period	410	740
Additions based on uncertain tax positions related to prior periods	813	50

Ending balance	$4,626	$4,034

The total unrecognized tax benefits as of December 31, 2012 and 2011 include approximately $3,104 and $2,694, respectively of unrecognized tax benefits that have been netted against deferred tax assets. As of December 31, 2012, approximately $817 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. A portion of this amount, if recognized, would adjust the Company’s deferred tax assets which are subject to valuation allowance. As of December 31, 2011, approximately $19 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. In addition, as of December 31, 2012, the liability for uncertain tax positions decreased by approximately $631 due to the release of uncertain tax positions in the second quarter of 2012, as certain statutes of limitation in foreign jurisdictions in which the Company does business expired. Furthermore, as of December 31, 2012, the liability for uncertain tax positions increased by approximately $813 due to utilization of net operating losses related to prior periods in one of the Company’s foreign jurisdictions in the fourth quarter of 2012. At December 31, 2012, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1,516 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $2,348 of interest and penalties on uncertain tax positions as of December 31, 2012, as compared to $3,935 as of December 31, 2011. Approximately $182, $248 and $239 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2012, 2011 and 2010 respectively. During 2012, the Company released $1,798 of interest and penalties on uncertain tax positions due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom Canada and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2010 and 2011 tax returns for the various entities in the United Kingdom will close in 2013. The Company’s China income tax returns are open by statute for tax years 2007 and forward.

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

Accordingly, the Company reports as a single reportable segment—mobile games. For purpose of enterprise-wide disclosures, a breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Year Ended December 31,
	2012	2011	2010
Feature phone	$13,135	$31,091	$54,475
Smartphone	74,358	35,094	9,870

	$87,493	$66,185	$64,345

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

	Year Ended December 31,
	2012	2011	2010
United States of America	$48,172	$32,998	$28,909
Americas, excluding the USA	4,142	6,085	9,385
EMEA	17,971	18,526	17,332
APAC	17,208	8,576	8,719

	$87,493	$66,185	$64,345

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2012	2011	2010
Americas	$3,649	$3,101	$1,013
EMEA	1,092	420	714
APAC	285	413	407

	$5,026	$3,934	$2,134

NOTE 13 — RESTRUCTURING

Restructuring information as of December 31, 2012 was as follows:

	Restructuring
	2012	2011		2010		2009
	Workforce	Workforce	Facilities Related	Workforce	Facilities Related	Facilities Related	Total
Balance as of January 1, 2011	—	$—	—	296	1,585	581	$2,462
Charges to operations	—	548	96	41	—	—	685
Non Cash Adjustments	—	—	(86)	(117)	—	(23)	(226)
Charges settled in cash	—	(548)	(10)	(220)	(932)	(324)	(2,034)

Balance as of December 31, 2011	—	—	—	—	653	234	887
Charges to operations	1,371	—	—	—	—	—	1,371
Charges settled in cash	(1,367)	—	—	—	(653)	(234)	(2,254)

Balance as of December 31, 2012	$4	$—	$—	$—	$—	$—	$4

During 2009, 2010, 2011 and 2012, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2012 restructuring plans included $1,371 of restructuring charges relating to employee termination costs in the Company’s APAC, Brazil and Kirkland, Washington offices and a reduction of executive sales and marketing headcount in the United States and Spain. The 2011 restructuring plans included $548 of restructuring charges relating to employee termination costs in the Company’s APAC, Latin America, Russia and United Kingdom offices. The remaining restructuring charge of $96 related primarily to facility-related charges resulting from vacating a portion of the Company’s Moscow offices. Since the inception of the 2010 restructuring plan through December 31, 2012, the Company incurred $1,581 of restructuring charges relating to employee termination costs in the Company’s United States, APAC, Latin America and United Kingdom offices. The Company also incurred additional facility-related restructuring charges of $1,854 related primarily to the relocation of the Company’s corporate headquarters to San Francisco. The Company does not expect to incur any additional charges under the 2011, 2010 and 2009 restructuring plans.

As of December 31, 2012, the Company’s remaining restructuring liability of $4 was comprised primarily of employee termination costs which were fully paid in the first quarter of 2013. As of December 31, 2011, the Company’s remaining restructuring liability of $887 was comprised of facility related costs and was fully paid down during 2012. The Company anticipates incurring additional termination costs of approximately $450 in 2013 in connection with other restructuring activities implemented in the first quarter of 2013 in order to better align sales and marketing and research and development expenses with the Company’s current business strategy and to finalize the closure of its Brazil office.

NOTE 14 — QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2011 and 2012. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2011					2012
	March 31	June 30		September 30	December 31	March 31		June 30	September 30	December 31
	(In thousands)
Revenues	$16,426	$17,680		$16,905	$15,174	$21,544		$23,621	$21,347	$20,981
Cost of revenues:
Royalties and other cost of revenues	3,469	3,121		3,223	2,576	2,557		2,137	2,194	2,052
Impairment of prepaid royalties and guarantees	371	—		160	—	—		—	—	—
Amortization of intangible assets	817	703	(a)	2,375	1,552	753		932	1,025	1,073

Total cost of revenues	4,657	3,824		5,758	4,128	3,310		3,069	3,219	3,125

Gross profit	11,769	13,856		11,147	11,046	18,234		20,552	18,128	17,856

Operating expenses:
Research and development	7,166	8,439	(b)	10,808 (b)	12,660 (d)	15,033		15,697 (d)	9,979	13,566
Sales and marketing	3,757	3,344		3,576	3,930	4,375		4,701	5,545	6,272
General and administrative	2,934	3,506		3,748	3,814	4,366		4,556	2,466	3,356
Amortization of intangible assets	—	—		330	495	495		495	495	495
Impairment of goodwill	—	—		—	—	—		— (f)	3,613	—
Restructuring charge	490	147		—	(92)	—		320	213	838

Total operating expenses	14,347	15,436		18,462	20,807	24,269		25,769	22,311	24,527

Income (loss) from operations	(2,578)	(1,580)		(7,315)	(9,761)	(6,035)		(5,217)	(4,183)	(6,671)
Interest and other income (expense), net	180	329		344	(106)	(366)		210	(455)	264

Loss before income taxes	(2,398)	(1,251)		(6,971)	(9,867)	(6,401)		(5,007)	(4,638)	(6,407)
Income tax benefit (provision)	(774)	(501	)(c)	813	(152)	(440	)(e)	2,019 (e)	1,075	(660)

Net loss	$(3,172)	$(1,752)		$(6,158)	$(10,019)	$(6,841)		$(2,988)	$(3,563)	$(7,067)

Net loss per share — basic and diluted	$(0.06)	$(0.03)		$(0.10)	$(0.16)	$(0.11)		$(0.05)	$(0.06)	$(0.11)

(a)	Amortization of intangible assets of $2,375 in the third quarter of 2011 was driven by increased amortization expense associated with intangible assets acquired in the acquisitions of Griptonite and Blammo.
(b)	Research and development expense of $10,808 and $12,660 in the third and fourth quarters of 2011 were related to additional personnel and facility costs associated with the acquisitions of Griptonite and Blammo.
(c)	The income tax benefit of $813 in the third quarter of 2011 was due primarily to the release of the valuation allowance associated with the acquisition of Griptonite.
(d)	Changes in the research and development expense from $15,033 in the first quarter of 2012 and $9,979 in the third quarter of 2012 was due primarily to changes in the fair market value of contingent consideration issued to employees who are former shareholders of Blammo.
(e)	The income tax benefit of $2,019 in the second quarter of 2012 was due primarily to the release of uncertain tax positions in certain foreign jurisdictions due to the expiration of the statute of limitations. The income tax benefit of $1,075 in the third quarter of 2012 was due primarily to the release of the GameSpy valuation allowance upon acquisition and changes in pre-tax income in certain foreign entities.
(f)	The goodwill impairment charge of $3,613 in the third quarter of 2012 was due to a decline in the estimated fair value of the APAC reporting unit attributable to an accelerated decline in the local feature phone business and the recent restructuring of the Company’s operations in the region.

NOTE 15 — RELATED PARTY TRANSACTIONS

Hany Nada, one of the Company’s directors, serves as one of the seven managing directors of Granite Global Ventures II L.L.C., the general partner of each of Granite Global Ventures II L.P. and GGV II Entrepreneurs Fund L.P., which together beneficially owned approximately 8.7% of the Company’s stock as of December 31, 2012. Hany Nada also serves as one of the seven managing directors of GGV Capital IV L.L.C., the general partner of each of GGV Capital IV L.P. and GGV Capital IV Entrepreneurs Fund L.P. (together, “GGV IV”). During October and December 2012, GGV IV acquired an approximate 33.7% shareholding in Medium Entertainment, which does business as PlayHaven (“Medium”) and Hany Nada became a member of the Board of Directors. The Company had a preexisting relationship with Medium as of the date of GGV IV’s investment in Medium, and for 2012, the Company generated revenues of $6,285 from Medium. As of December 31, 2012, Medium accounted for 13.2% of the Company’s total accounts receivable balance.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 excluded GameSpy Industries Inc. because we acquired the company through a business combination in 2012. GameSpy Industries’ total assets and total revenues represented 0.9% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 48.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On January 25, 2013, we terminated our publisher agreement with Tapjoy, Inc., under which Tapjoy provides incented offers to players of our freemium games. The termination was to be effective as of March 1, 2013. On February 26, 2013, we and Tapjoy entered into an amendment to the publisher agreement (the “Tapjoy Amendment”), under which our termination letter was nullified and the term of the agreement was extended through March 1, 2014. We have filed the Tapjoy Amendment as an exhibit to this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information about our executive officers, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors. Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors. We disclose on our website amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 47.

(2) Financial Schedules: All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.
Date: March 15, 2013	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi, President and Chief Executive Officer

Date: March 15, 2013	By:	/s/ Eric R. Ludwig
Eric R. Ludwig, Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint each of Niccolo M. de Masi, Eric R. Ludwig and Scott J. Leichtner as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Niccolo M. de Masi	President, Chief Executive Officer	March 15, 2013
Niccolo M. de Masi	and Director
(Principal Executive Officer)

/s/ Eric R. Ludwig	Executive Vice President and Chief Financial	March 15, 2013
Eric R. Ludwig	Officer (Principal Financial and Accounting Officer)

/s/ William J. Miller	Chairman of the Board	March 15, 2013
William J. Miller

/s/ Matthew A. Drapkin	Director	March 15, 2013
Matthew A. Drapkin

/s/ Ann Mather	Director	March 15, 2013
Ann Mather

/s/ Hany M. Nada	Director	March 15, 2013
Hany M. Nada

/s/ A. Brooke Seawell	Director	March 15, 2013
A. Brooke Seawell

/s/ Benjamin T. Smith, IV	Director	March 15, 2013
Benjamin T. Smith, IV

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.01	Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/02/11

2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/15/11

2.03	Share Purchase Agreement, dated as of August 1, 2011, by and among Glu, Blammo Games Inc. and each of the owners of the outstanding share capital of Blammo.	8-K	001-33368	2.02	08/02/11

2.04	Agreement and Plan of Merger, dated as of August 2, 2012 by and among Glu Mobile Inc., Galileo Acquisition Corp, IGN Entertainment, Inc. and GameSpy Industries, Inc.	10-Q	001-33368	2.01	11/09/12

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc.	8-K	001-33368	99.01	10/28/08

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of June 15, 2009.	8-K	001-33368	10.01	06/15/09

10.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07

10.03(A)#	2007 Equity Incentive Plan, as amended.	8-K	001-33368	99.01	06/07/11

10.03(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement, (d) Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement and (e) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.04#	2007 Employee Stock Purchase Plan, as amended and restated on August 1, 2011.	10-K	001-33368	10.04	03/14/12

10.05#	2008 Equity Inducement Plan, as amended and restated on November 13, 2012.					X

10.05(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10

10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.07#	Employment Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated December 28, 2009.	8-K	001-33368	99.02	01/04/10

10.08#	Summary of Compensation Terms of Niccolo M. de Masi.	8-K	001-33368	—	12/14/12

10.9#	Change of Control Severance Agreement, dated as of December 28, 2009, by and between Glu Mobile Inc. and Niccolo M. de Masi.	8-K	001-33368	99.03	01/04/10

10.10#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated as of , December 28, 2009.	10-Q	001-33368	10.01	11/14/11

10.11#	Summary of Compensation Terms of Eric R. Ludwig.	8-K	001-33368	—	12/14/12

10.12#	Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.09	03/13/09

10.13#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of October 10, 2008.	10-Q	001-33368	10.02	11/14/11

10.14#	Summary of Compensation Terms of Scott J. Leichtner.	8-K	001-33368	—	12/14/12

10.15#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Scott J. Leichtner, dated as of July 7, 2011.					X

10.16#	Offer Letter between Glu Mobile Inc. and Matthew Ricchetti, dated as of October 8, 2012.					X

10.17#	Glu Mobile Inc. 2012 Executive Bonus Plan.	8-K	001-33368	99.01	12/12/11

10.18#	Glu Mobile Inc. 2013 Executive Bonus Plan.	8-K/A	001-33368	99.01	01/18/13

10.19#	Summary of Non-Employee Director Compensation Program, adopted on October 4, 2012.					X

10.20	Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.01	10/04/10

10.21	First Amendment to Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.02	10/04/10

10.22	Lease Agreement by and among Foundation 9 Entertainment, Inc., Griptonite, Inc. and Marymoor Warehouse Associates, LLC, dated as of November 5, 2007	10-Q	001-33368	10.05	11/14/11

10.23	Second Amendment to Lease Agreement, dated as of August 9, 2012, to the Lease Agreement by and among Glu Mobile Inc. and Marymoor Warehouse Associates, LLC, dated as of November 5, 2007.	10-Q	001-33368	2.01	11/09/12

10.24	Form of Warrant dated as of May 2, 2006 by and between Pinnacle Ventures I Equity Holdings LLC and Glu Mobile Inc., by and between Pinnacle Ventures I Affiliates, L.P. and Glu Mobile Inc., and by and between Pinnacle Ventures II Equity Holdings, LLC and Glu Mobile Inc.	S-1	333-139493	10.20	12/19/06

10.25	Purchase Agreement, dated as of June 30, 2010, by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	99.01	07/06/10

10.26	Form of Warrant by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	4.01	07/06/10

10.27	iOS Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.					X

10.28	Android Market Developer Distribution Agreement between Glu Games Inc. and Google Inc., as amended to date.					X

10.29+	Publisher Agreement, dated as of March 15, 2012, by and between Glu Games Inc. and Tapjoy, Inc.	10-Q	011-33368	10.01	05/10/12

10.30++	Amendment No. 1 to Publisher Agreement, entered into as of February 26, 2013, by and between Glu Games Inc. and Tapjoy, Inc.					X

10.31+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q/A	001-33368	10.01	10/12/12

10.32+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari Inc.	10-Q	001-33368	10.02	08/09/12

10.33++	Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 29, 2012.					X

21.01	List of Subsidiaries of Glu Mobile Inc.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (see the Signature Page to this report).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*	X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a). *	X

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates a management compensatory plan or arrangement.
+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to an order granting confidential treatment issued by the SEC under Rule 24b-2 as promulgated under the Exchange Act.
++	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
†	Indicates furnished herewith.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.