Form 10-Q
period 2013-03-31
GLU MOBILE INC
filed 2013-05-10
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2013: 68,471,627.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$21,246	$22,325
Accounts receivable, net	12,358	11,881
Prepaid royalties	100	—
Prepaid expenses and other	2,386	2,487

Total current assets	36,090	36,693
Property and equipment, net	4,620	5,026
Other long-term assets	435	227
Intangible assets, net	9,328	10,889
Goodwill	19,448	19,440

Total assets	$69,921	$72,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,685	$7,269
Accrued liabilities	1,988	2,124
Accrued compensation	3,056	5,989
Accrued royalties	2,368	2,781
Accrued restructuring	401	4
Deferred revenues	8,693	9,031

Total current liabilities	24,191	27,198
Other long-term liabilities	5,827	6,190

Total liabilities	30,018	33,388

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at March 31, 2013 and December 31, 2012; 68,255 and 66,022 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7	6
Additional paid-in capital	277,784	271,016
Accumulated other comprehensive income/(loss)	(89)	167
Accumulated deficit	(237,799)	(232,302)

Total stockholders’ equity	39,903	38,887

Total liabilities and stockholders’ equity	$69,921	$72,275

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$19,131	$21,544
Cost of revenues:
Royalties and other cost of revenues	1,988	2,557
Amortization of intangible assets	1,074	753

Total cost of revenues	3,062	3,310

Gross profit	16,069	18,234

Operating expenses:
Research and development	11,630	15,033
Sales and marketing	5,008	4,375
General and administrative	3,919	4,366
Amortization of intangible assets	495	495
Restructuring charge	511	—

Total operating expenses	21,563	24,269

Loss from operations	(5,494)	(6,035)
Interest and other income/(expense), net:
Interest income	3	7
Other income/(expense), net	129	(373)

Interest and other income/(expense), net	132	(366)

Loss before income taxes	(5,362)	(6,401)
Income tax provision	(135)	(440)

Net loss	$(5,497)	$(6,841)

Net loss per common share — basic and diluted	$(0.08)	$(0.11)
Weighted average common shares outstanding — basic and diluted	66,397	63,229

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Loss	$(5,497)	$(6,841)

Other comprehensive income/(loss):
Foreign currency translation adjustments	(256)	161

Other comprehensive income/(loss)	(256)	161

Comprehensive loss	$(5,753)	$(6,680)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,497)	$(6,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	731	562
Amortization of intangible assets	1,569	1,248
Stock-based compensation	1,245	3,836
Change in fair value of Blammo earnout	29	645
Non-cash foreign currency remeasurement (gain)/loss	(129)	373
Non-cash restructuring charges	(89)	—
Changes in allowance for doubtful accounts	19	6
Changes in operating assets and liabilities:
Accounts receivable	(609)	(1,209)
Prepaid royalties	—	79
Prepaid expenses and other assets	91	55
Accounts payable	550	(1,189)
Accrued liabilities	(120)	18
Accrued compensation	(1,075)	(921)
Accrued royalties	(477)	(518)
Deferred revenues	(341)	47
Accrued restructuring charge	333	(261)
Other long-term liabilities	28	(74)

Net cash used in operating activities	(3,742)	(4,144)

Cash flows used in investing activities:
Purchase of property and equipment	(358)	(286)
Other investing activities	(200)	—

Net cash used in investing activities	(558)	(286)

Cash flows from financing activities:
Proceeds from exercise of warrants and issuance of common stock	2,495	75
Proceeds from exercise of stock options and ESPP	818	1,096

Net cash provided by financing activities	3,313	1,171

Effect of exchange rate changes on cash	(92)	(11)

Net decrease in cash and cash equivalents	(1,079)	(3,270)
Cash and cash equivalents at beginning of period	22,325	32,212

Cash and cash equivalents at end of period	$21,246	$28,942

Supplemental disclosure of cash flow information
Common stock issued for property and equipment	$189	$—

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1—The Company, Basis of Presentation and Summary of Significant Accounting Policies

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops and publishes a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play store, Amazon Appstore, Microsoft Xbox Live marketplace and Samsung App Store. The Company creates games based on its own original intellectual property as well as third-party licensed brands.

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $237,799 as of March 31, 2013. For the three months ended March 31, 2013, the Company incurred a net loss of $5,497. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve profitability and its intended business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2013 and its results of operations for the three months ended March 31, 2013 and 2012, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date, and the unaudited consolidated balance sheet presented as of March 31, 2013 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

The following table summarizes the revenues from customers that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Apple	41.9%	37.6%
Google	17.2	15.1
Tapjoy	7.7	12.0

At March 31, 2013, Apple accounted for 48.0%, and Medium Entertainment (PlayHaven) accounted for 10.6% of total accounts receivable. At December 31, 2012, Apple accounted for 44.3%, Medium Entertainment accounted for 13.2% and Google accounted for 10.8% of total accounts receivable. No other customer represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of ASU 2013-2 did not have a material impact on the Company’s condensed consolidated financial statements as no significant amounts were reclassified out of Accumulated Other Comprehensive Income in the fiscal quarters ended March 31, 2013 and 2012, respectively.

Note 2 – Net Loss Per Share

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions imposed by the Company.

	Three Months Ended March 31,
	2013	2012
Net loss	$(5,497)	$(6,841)

Basic and diluted shares:
Weighted average common shares outstanding	66,489	63,956
Weighted average unvested common shares subject to restrictions	(92)	(727)

Weighted average shares used to compute basic and diluted net loss per share	66,397	63,229

Net loss per share — basic and diluted	$(0.08)	$(0.11)

The following weighted average options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, and shares contingently issuable in connection with the Blammo earnout (as described below in Note 3 – Fair Value Measurements) have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2013	2012
Warrants to purchase common stock	3,757	4,364
Unvested common shares subject to restrictions	92	727
Options to purchase common stock	10,638	9,672
Contingently issuable shares of common stock	754	—

	15,241	14,763

Note 3—Fair Value Measurements

Fair Value Measurements

The Company accounts for fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of March 31, 2013 and December 31, 2012, the Company had $21,246 and $22,325, respectively, in cash and cash equivalents. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of freemium games for the iOS platform located in Toronto, Canada. Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, (i) 1,000 shares of the Company Common Stock plus (2) up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015.

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

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him or her from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as such term is defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, since vesting is contingent upon these employees’ continued service during the earn-out periods. The Company records the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. At acquisition, in accordance with ASC 805, Business Combinations, the Company recorded $306 of the contingent consideration as part of the purchase accounting allocation; this amount represents the fair value of the portion of the forecasted Additional Shares to be issued to the Sellers who are not employees of Blammo. This amount is fair valued at every reporting period. The total fair value of this liability has been estimated at $90, which excludes the 2013 contingent consideration that was classified into Additional paid-in capital, and $412 as of March 31, 2013 and December 31, 2012, respectively. Furthermore, the Company recorded fair value expense adjustments of $29 and $645 during the three months ended March 31, 2013 and 2012, which represent the changes in fair value of the contingent consideration for both respective periods. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense.

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. The Company uses a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the three months ended March 31, 2013 included a discount rate of 35.0%, volatility of 36.0%, risk-free rates of between 0.14% and 0.25% and probability-adjusted revenue levels. Key assumptions for the three months ended March 31, 2012 included a discount rate of 25.0%, volatility of 46.0%, risk free rates of between 0.19% and 0.51% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input. As of December 31, 2012, the Company recorded $1,855 as a current liability in accrued compensation and the remainder of $657 in long-term liabilities since settlement was greater than one year from the end of the period. As of March 31, 2013, Blammo exceeded its baseline earnout targets for the fiscal year ended March 31, 2013. The Company estimated that the former Blammo shareholders had earned 754 issuable shares, subject to final computations, with a fair value of $2,263, based on the $3.00 per share closing price of the Company’s common stock on March 31, 2013. Since the contingency related to the number of shares to be earned in connection with the target for the year ended March 31, 2013 is resolved and the number of shares became fixed, the fair value of these shares, as last re-measured, has been presented in Additional paid-in capital on the condensed consolidated balance sheet as of March 31, 2013. The Company recorded the remaining contingent earn-out liability of $519 in other long-term liabilities since settlement is greater than one year from the end of the period, and the remaining amount had not yet been earned.

Note 4 – Balance Sheet Components

Accounts Receivable

	March 31,	December 31,
	2013	2012
Accounts receivable	$12,809	$12,313
Less: Allowance for doubtful accounts	(451)	(432)

	$12,358	$11,881

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant bad debts during the three months ended March 31, 2013 and 2012.

Property and Equipment

	March 31,	December 31,
	2013	2012
Computer equipment	$5,979	$6,255
Furniture and fixtures	548	566
Software	6,264	6,304
Leasehold improvements	2,093	2,227

	14,884	15,352
Less: Accumulated depreciation and amortization	(10,264)	(10,326)

	$4,620	$5,026

Depreciation expense for the three months ended March 31, 2013 and March 31, 2012 was $731 and $562, respectively.

Other Long-Term Liabilities

	March 31,	December 31,
	2013	2012
Uncertain tax position obligations	3,912	3,859
Contingent earnout liability	519	657
Deferred income tax liability	651	647
Other	745	1,027

	$5,827	6,190

Note 5 – Business Combinations

GameSpy Industries, Inc.

On August 2, 2012, the Company completed the acquisition of GameSpy Industries, Inc. (“GameSpy”) pursuant to an Agreement and Plan of Merger (the “GameSpy Merger Agreement”) by and among the Company, Galileo Acquisition Corp., a California corporation and wholly owned subsidiary of the Company (“Galileo”), IGN Entertainment, Inc. (“IGN”) and GameSpy. GameSpy, which is based in California, provides technology and services for multiplayer and server-based gaming. The Company acquired GameSpy as part of its efforts to enhance the monetization and retention of the Company’s players by incorporating GameSpy’s technology that powers community functionality, synchronous multiplayer and asynchronous player versus player mechanics into the Company’s games.

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

In connection with the acquisition of GameSpy, the Company recorded net deferred tax liabilities of $570, with a corresponding adjustment to goodwill. These deferred taxes were primarily related to identifiable intangible assets and net operating losses.

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

Valuation Methodology

The Company engaged a third-party valuation firm to aid management in its analyses of the fair value of GameSpy. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

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

Pro Forma Financial Information (unaudited)

Pro forma results of operations of the GameSpy acquisition have not been presented because they are not material to the Company’s condensed consolidated results of operations.

Note 6—Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011 and GameSpy in the third quarter of 2012, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. (“Atari”) in the second quarter of 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2013 and December 31, 2012 were as follows:

		March 31, 2013			December 31, 2012
	Estimated Useful Life	Gross Carrying Value (Including Impact of Foreign Exchange)	Accumulated Amortization Expense (Including Impact of Foreign Exchange)	Net Carrying Value (Including Impact of Foreign Exchange)	Gross Carrying Value (Including Impact of Foreign Exchange)	Accumulated Amortization Expense (Including Impact of Foreign Exchange)	Net Carrying Value (Including Impact of Foreign Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$12,632	$(11,514)	$1,118	$12,781	$(11,518)	$1,263
Catalogs	1 yr	1,183	(1,183)	—	1,257	(1,257)	—
ProvisionX Technology	6 yrs	195	(195)	—	207	(207)	—
Carrier contract and related relationships	5 yrs	19,559	(17,124)	2,435	19,585	(16,421)	3,164
Licensed content	5 yrs	2,955	(2,955)	—	2,952	(2,952)	—
Service provider license	9 yrs	469	(277)	192	467	(262)	205
Trademarks	7 yrs	5,223	(937)	4,286	5,225	(760)	4,465

		42,216	(34,185)	8,031	42,474	(33,377)	9,097

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,262	(1,262)	—	1,341	(1,341)	—
Noncompete agreement	4 yrs	5,152	(3,855)	1,297	5,187	(3,395)	1,792

		6,414	(5,117)	1,297	6,528	(4,736)	1,792

Total intangibles assets subject to amortization		$48,630	$(39,302)	$9,328	$49,002	$(38,113)	$10,889

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company acquired approximately $1,550 of intangible assets as part of the GameSpy acquisition in the third quarter of 2012.

On April 1, 2012, the Company acquired from Atari its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5,000 in cash. The license agreement pursuant to which the Company licensed the other intellectual property associated with the Deer Hunter brand has a term equal to the longer of (i) 99 years and (ii) the expiration of the copyrights in and copyrightable elements of the Deer Hunter intellectual property assets. The acquisition price has been recorded as acquired intangible assets and classified within “Trademarks” in the above table and will be amortized over the estimated useful life of seven years.

During the three months ended March 31, 2013 and 2012, the Company recorded amortization expense in the amounts of $1,074 and $753 respectively, in cost of revenues. During the three months ended March 31, 2013 and 2012, the Company recorded amortization expense in the amounts of $495 and $495, respectively, in operating expenses.

As of March 31, 2013, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending March 31,	Revenues	Expenses	Expense
2013 (remaining nine months)	$3,146	$820	$3,966
2014	1,495	382	1,877
2015	1,019	95	1,114
2016	764	—	764
2017	714	—	714
2018 and thereafter	893	—	893

	$8,031	$1,297	$9,328

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo and Griptonite acquisitions as of March 31, 2013. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. The Company acquired $1,096 of goodwill during 2012 as part of the GameSpy acquisition. All of the goodwill attributable to the GameSpy, Blammo and Griptonite acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

In the valuation of the goodwill balance for Griptonite, Blammo, MIG and GameSpy, the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with digital storefronts to distribute new titles developed by the Griptonite and Blammo studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also plans to use the GameSpy technology to enhance the monetization and retention of the Company’s players, and these synergies are reflected in the value of goodwill recognized.

Goodwill by reporting unit for the periods indicated was as follows:

	March 31, 2013				December 31, 2012
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$42,946	$25,354	$24,251	$92,551	$41,915	$25,354	$24,220	$91,489
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(19,273)	(69,498)

	18,075	—	1,365	19,440	17,044	—	4,947	21,991
Goodwill Acquired during the year	—	—	—	—	1,031	—	—	1,031
Effects of Foreign Currency Exchange	—	—	8	8	—	—	31	31
Impairment Losses	—	—	—	—	—	—	(3,613)	(3,613)

Balance as of period ended:	18,075	—	1,373	19,448	18,075	—	1,365	19,440
Goodwill	42,946	25,354	24,259	92,559	42,946	25,354	24,251	92,551
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

Balance as of period ended:	$18,075	$—	$1,373	$19,448	$18,075	$—	$1,365	$19,440

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

The Company evaluates qualitative factors and overall financial performance to determine whether it is necessary to perform the first step of the multiple-step goodwill test. This step is referred to as “Step 0.” Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the goodwill impairment test. ASC 350 requires a multiple-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step measures for impairment by applying the fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying the fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of the reporting units is estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

Note 7—Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through January 2018. Rent expense for the three months ended March 31, 2013 and 2012 was $685 and $600, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $589 and $632 at March 31, 2013 and December 31, 2012, respectively, and was included within other long-term liabilities.

In connection with the acquisition of Griptonite in 2011, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Griptonite Lease”). The Griptonite Lease covers approximately 54 rentable square feet and initially had a term that ends on September 30, 2015; however, in August 2012, the Company and the landlord entered into an amendment to the Griptonite Lease that changed the termination date of the Griptonite Lease to September 30, 2013. As part of the purchase accounting adjustments for Griptonite, the Company eliminated the existing deferred rent balance and recorded a fair value adjustment to reflect the current market value of the unfavorable operating lease commitment. The fair value of the unfavorable operating lease obligation was $212 as of March 31, 2013 and was $477 as of December 31, 2012. The Griptonite Lease has been included in the future lease obligations table below.

At March 31, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending March 31,	Payments
2013 (remaining nine months)	$2,284
2014	1,435
2015	1,515
2016	1,572
2017	864
2018 and thereafter	14

$7,684

Minimum Guaranteed Royalties

The Company has entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of March 31, 2013 were $670, which are due over the remaining nine months of 2013. Of the minimum guaranteed royalty payments, $100 are included in current prepaid and accrued royalties because the licensors do not have any significant performance obligations.

Income Taxes

As of March 31, 2013, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s condensed consolidated balance sheets. As of March 31, 2013, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2013 or December 31, 2012.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2013 or December 31, 2012.

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

Note 8—Stockholders’ Equity

Acquisitions

On August 2, 2012, the Company issued an aggregate of 600 shares of its common stock to IGN in connection with the Company’s acquisition of GameSpy.

See Note 5 for more information about this acquisition.

Warrants to Purchase Common Stock

During the three months ended March 31, 2013 and 2012, respectively, investors exercised warrants to purchase 1,663 and 50 shares of the Company’s common stock, and the Company received gross proceeds of $2,495 and $75 in connection with these exercises.

Warrants outstanding as of March 31, 2013 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
May 2006	7	$9.03	106
August 2010	5	$1.50	2,197

			2,303

Note 9—Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). As of March 31, 2013, 1,235 shares were available for future grants under the 2007 Plan.

2007 Employee Stock Purchase Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of March 31, 2013, 1,146 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. As of March 31, 2013, 256 shares were reserved for future grants under the Inducement Plan.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2013:

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2012	1,178	10,921	$3.07
Options granted	(535)	535	2.54
Options canceled	848	(848)	3.75
Options exercised	—	(181)	1.41

Balances at March 31, 2013	1,491	10,427	$3.00	3.77	$6,631

Options vested and expected to vest at March 31, 2013		9,416	$2.98	3.68	$6,345
Options exercisable at March 31, 2013		4,868	$2.87	3.06	$4,448

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $3.00 per share as of March 31, 2013. Consolidated net cash proceeds from option exercises were $254 and $511 for the three months ended March 31, 2013 and 2012, respectively. The Company realized no significant income tax benefit from stock option exercises during the three months ended March 31, 2013 or 2012. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended March 31,
	2013	2012
Dividend yield	—%	—%
Risk-free interest rate	0.60%	0.64%
Expected volatility	53.6%	69.3%
Expected term (years)	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $1.06 and $2.09 per share, respectively.

The Company calculated employee stock-based compensation expense recognized in the three months ended March 31, 2013 and 2012 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

The following table summarizes the consolidated stock-based compensation expense by line items in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2013	2012
Research and development	$668	$3,260
Sales and marketing	67	115
General and administrative	510	461

Total stock-based compensation expense	$1,245	$3,836

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees who were former shareholders of Blammo, which is recorded as research and development expense over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measures the fair value of the contingent consideration each reporting period and only records a compensation expense for the portion of the earn-out target which is likely to be achieved. In addition, the Company is exposed to potential continued fluctuations in the fair market value of the contingent consideration in each reporting period, since re-measurement is impacted by changes in the Company’s share price and the assumptions used by the Company. The total fair value of this liability has been estimated at $488, which excludes the 2013 contingent consideration that was classified into Additional paid-in capital; see Note 3 for further details, and $2,242 as of March 31, 2013 and December 31, 2012, respectively, of which $241 and $2,877 of stock-based compensation expense has been recorded during the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the Company had $6,927 of total unrecognized compensation expense under ASC 718, net of estimated forfeitures and excluding unvested Blammo stock-based contingent consideration expense, which will be recognized over a weighted average period of 2.68 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Note 10—Income Taxes

The Company recorded an income tax provision of $135 and $440 for the three months ended March 31, 2013 and 2012, respectively. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of March 31, 2013 and December 31, 2012, the total amount of unrecognized tax benefits was $4,641 and $4,626, respectively. As of March 31, 2013 and December 31, 2012, approximately $786 and $817, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s goodwill from acquisitions or would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. At March 31, 2013, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1,495 within the next nine months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $40 and $62 of interest on uncertain tax positions during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company had a liability of $2,397 and $2,348, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2010 and 2011 tax returns for the various entities in the United Kingdom will close in 2013. The Company’s China income tax returns are open by statute for tax years 2007 and forward.

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

Accordingly, the Company reports as a single reportable segment—mobile games. For purpose of enterprise-wide disclosures, a breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Feature phone	$1,856	$4,165
Smartphone	17,275	17,379

Revenues	$19,131	$21,544

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

	Three Months Ended March 31,
	2013	2012
United States of America	$8,850	$12,491
Americas, excluding the USA	901	967
EMEA	4,238	4,594
APAC	5,142	3,492

	$19,131	$21,544

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31, 2013	December 31, 2012
Americas	$3,352	$3,649
EMEA	1,034	1,092
APAC	234	285

	$4,620	$5,026

Note 12 – Restructuring

Restructuring information as of March 31, 2013 was as follows:

	Restructuring
	2012 and 2013		2010	2009
	Facilities Related	Workforce	Facilities Related	Facilities Related	Total
Balance as of January 1, 2012	$—	$—	$653	$234	$887
Charges to operations	—	1,371	—	—	1,371
Charges settled in cash	—	(1,367)	(653)	(234)	(2,254)

Balance as of December 31, 2012	—	4	—	—	4
Charges to operations	251	260	—	—	511
Non Cash Adjustments	149	—	—	—	149
Charges settled in cash	(73)	(190)	—	—	(263)

Balance as of March 31, 2013	$327	74	$—	$—	$401

During 2009, 2010, 2011, 2012, and 2013, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2012 and 2013 restructuring plans included $251 of facility-related restructuring charges related to streamlining of the Company’s facility in Kirkland, Washington, and additional costs associated with vacating the Company’s Brazil office. Since inception of the 2012 and 2013 restructuring plan through March 31, 2013, the Company incurred $1,631 of restructuring charges relating to employee termination costs in its United States, EMEA, APAC, Brazil and Kirkland, Washington offices. During the three months ended March 31, 2013, the Company recorded $260 of the 2012 and 2013 restructuring plan charges relating to employee termination costs in its Brazil and EMEA sales and marketing offices. The Company does not expect to incur any additional charges under the 2011, 2010 and 2009 restructuring plans.

As of March 31, 2013, the Company’s remaining restructuring liability of $401 was comprised primarily of facility-related costs, which are expected to be fully paid down by the end of 2013. As of December 31, 2012, the Company’s remaining restructuring liability of $4 was comprised of employee termination costs. The Company incurred termination costs of approximately $700 in its Kirkland, Washington studio, San Francisco headquarters, and Beijing office during the second quarter of 2013 in order to better align research and development expenses with the Company’s current business strategy.

Note 13 — Related Party Transactions

Hany Nada, one of the Company’s directors, serves as one of the seven managing directors of Granite Global Ventures II L.L.C., the general partner of each of Granite Global Ventures II L.P. and GGV II Entrepreneurs Fund L.P., which together beneficially owned approximately 8.4% of the Company’s stock as of March 31, 2013. Hany Nada also serves as one of the seven managing directors of GGV Capital IV L.L.C., the general partner of each of GGV Capital IV L.P. and GGV Capital IV Entrepreneurs Fund L.P. (together, “GGV IV”). During October and December 2012, GGV IV acquired an approximate 33.7% shareholding in Medium Entertainment, which does business as PlayHaven (“Medium”) and Hany Nada became a member of the Board of Directors. The Company had a preexisting relationship with Medium as of the date of GGV IV’s investment in Medium, and for the three months ended March 31, 2013 and 2012, the Company generated revenues of $1,293 and $1,232, respectively, from Medium. As of March 31, 2013 and December 31, 2012, Medium accounted for 10.6% and 13.2%, respectively, of the Company’s total accounts receivable balance.

Note 14 – Subsequent Events

On April 5, 2013, Matthew Drapkin resigned as a member of the Board of Directors of the Company. In connection with, and prior to Mr. Drapkin’s resignation from the Board, and in consideration of Mr. Drapkin’s service to the Company, on April 5, 2013, the Compensation Committee of the Board approved the acceleration in full of the final tranches of two stock option grants held by Mr. Drapkin. The first stock option was granted to Mr. Drapkin when he joined the Board on May 6, 2010 and had a three-year vesting schedule, with the final tranche scheduled to vest on May 6, 2013. The second stock option was granted to Mr. Drapkin on June 7, 2012 and had a one-year vesting schedule, with the final tranche scheduled to vest immediately following completion of the Company’s 2013 Annual Meeting of Stockholders. The vesting of a total of 16 option shares held by Mr. Drapkin were accelerated by the Compensation Committee.

On April 10, 2013, the Board appointed Lorne Abony to the Board and as a member of the newly formed Strategy Committee of the Board, effective as of April 10, 2013. Mr. Abony will be compensated for his service on the Board and any committee of the Board on which he serves in accordance with the Company’s compensation program for non-employee directors.

On April 16, 2013, the Company entered into a sublease (the “Sublease”) with Oracle America, Inc. (“Oracle “) for office space at 500 Howard Street, San Francisco, California covering the entire third floor (the “Premises”). Glu intends to use the facility as its new corporate headquarters. The term of the Sublease will begin on the later to occur of (1) the date that Oracle delivers possession of the Premises to Glu and (2) the date upon which Oracle procures the consent of the master landlord to the Sublease. The Company will pay approximately $6,723 of rent through the end of the lease term on March 31, 2018.

On April 16, 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company has been infringing two of Lodsys’ patents, and is seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs at the Court may deem just and proper. This action has only recently been filed and, accordingly, the Company is not in a position to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding the future conduct and growth of our business;

•	our expectations regarding competition and our ability to compete effectively;

•	our expectations regarding the development of our freemium games for smartphones and tablets;

•	our expectation that the migration of users from feature phones to smartphone devices will continue during 2013 and for the foreseeable future as consumers continue to upgrade their mobile phones;

•	our intention to continue transitioning to becoming a games-as-a-service company, in which the majority of our future games will be only playable online, including our plan to hire a significant number of additional personnel to support this transition, and our expectation that this transition will contribute to better monetization in our games;

•	our intention to grow our revenues through our Glu Publishing initiative, and that we will commercially release approximately six third party titles by the end of 2013 and expect this number to increase in 2014;

•	our expectations with regard to our gross margin, operating expenses, cash balances, contractual obligations and 2013 financial guidance;

•	our assumptions regarding the impact of Recent Accounting Pronouncements applicable to us;

•	our expectation regarding additional termination costs; and

•	our assessments and estimates that determine our effective tax rate and valuation allowance, and our expectation that the liability for uncertain tax positions, excluding interest and penalties, could decrease.;

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2013, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended March 31, 2013 were $19.1 million, an 11.2% decrease compared to the three months ended March 31, 2012, in which we reported revenues of $21.5 million. This decrease was primarily due to a decrease in revenues that we generated from our feature phone business, due to the continued migration of users from feature phones to smartphone devices. Our smartphone revenues decreased from $17.4 million for the three months ended March 31, 2012 to $17.3 million for the three months ended March 31, 2013, and our feature phone revenues declined from $4.2 million in the three months ended March 31, 2012 to $1.9 million for the three months ended March 31, 2013. We believe that the migration of users from feature phones to smartphone devices will continue during 2013 and for the foreseeable future as consumers continue to upgrade their mobile phones. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and other advanced platforms, such as the Mac App Store and Google Chrome, and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 54.9% of our total revenues for the three months ended March 31, 2013 compared with 54.6% of our total revenues for the three months ended March 31, 2012. We received the majority of these iOS-related revenues directly from Apple, which represented 41.9% of our total revenues for the three months ended March 31, 2013 compared with 37.6% of our total revenues for the three months ended March 31, 2012, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 27.7% and 20.8% of our total revenues for the three months ended March 31, 2013 and 2012, respectively, from the Android platform. We received the majority of our Android-related revenues directly from Google for distribution of our games through the Google Play store, which represented 17.2% and 15.1% of our total revenues for the three months ended March 31, 2013 and 2012, respectively, with the balance of our Android-related revenues generated from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store).

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

However, for us to continue to execute on our strategy, we must improve our monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry in 2013 and beyond. Accordingly, we have implemented a number of measures designed to improve our game monetization. These include: (1) hiring a number of new personnel with monetization expertise, (2) including new categories of games (such as role-playing games and real-time strategy games) in our planned 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games, and (3) including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, since our acquisition of GameSpy in August 2012, we have been transitioning towards becoming a games-as-a-service company, in which the majority of our future games will be only playable online. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to hire a significant number of additional monetization, live operations, server technology, user experience and product management personnel to support this transition.

We also intend to grow our revenues through our recently formed third party publishing initiative, Glu Publishing. Our Glu Publishing department will initially focus on entering into relationships with developers of successful games in Asian markets where Glu will localize and publish those games in the United States and other non-Asian markets. We expect to commercially release approximately six third party titles by the end of 2013 and expect this number to increase in 2014. Because we will pay these third party developers royalties, which may include upfront license fees or non-recoupable minimum guarantees, in order to obtain the rights to publish their games, our gross margins will be significantly lower on our revenues generated from our Glu Publishing initiative.

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

Our net loss in the three months ended March 31, 2013 was $5.5 million versus a net loss of $6.8 million in the three months ended March 31, 2012. This decrease in our net loss was primarily due to a decrease in operating expenses of $2.7 million, driven by a $2.6 million change in the fair market value of contingent consideration issued to the Blammo shareholders, a decrease in our cost of revenues of $248,000 due to a decrease in royalty-burdened revenues as we continued to focus on developing games based on our own original intellectual property, an increase in other income of $498,000 resulting from favorable foreign exchange movements in the first three months of 2013 compared to the comparable period of 2012, and a decrease in our tax provision of $305,000. These favorable factors were partially offset by a decrease in revenues of $2.4 million due primarily to a decline in feature phone revenues. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, and these currencies fluctuated significantly in 2012 and the first three months of 2013.

Our ability to attain and sustain profitability depends not only on our ability to grow our revenues, but also on the extent to which we must incur additional operating expenses to grow our business. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We increased our spending on sales and marketing initiatives in the first quarter of 2013 as compared with the first quarter of 2012 in connection with the launch and promotion of our freemium games, and we anticipate that our sales and marketing expenditures will continue to increase during 2013, since advertising costs in our industry have generally been rising. We expect that the restructuring measures we implemented in the fourth quarter of 2012 and first and second quarters of 2013, which primarily consisted of headcount reductions and facility streamlining in our Kirkland studio, and winding down our studio in Brazil, will enable us to hire additional games-as-a-service personnel with monetization expertise without increasing our overall research and development expenses.

Cash and cash equivalents at March 31, 2013 totaled $21.2 million, a decrease of $1.1 million from the $22.3 million balance at December 31, 2012. This decrease was primarily due to $3.7 million of cash used in operations and $558,000 of cash used in investing activities. These outflows were partially offset by $3.3 million of proceeds received from warrant exercises, option exercises, and purchases under our employee stock purchase program. We expect to have cash and cash equivalents of at least $14.0 million at December 31, 2013.

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

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our freemium and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our freemium games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended March 31, 2013 is aggregate daily DAU for the month of March 2013 calculated for all active smartphone freemium and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three months ended March 31,
	2013	2012
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,894	3,218
Aggregate MAU	40,056	29,814
Aggregate ARPDAU	$0.04	$0.05

The increase in aggregate DAU and MAU for the three months ended March 31, 2013 as compared to the same period of the prior year was primarily the result of increased downloads related to the launch of seven new freemium titles during the three months ended March 31, 2013, compared to four new freemium titles launched during the three months ended March 31, 2012. Our aggregate ARPDAU for the three months ended March 31, 2013 decreased slightly compared to the same period of the prior year due primarily to the fact that declines in the ARPDAU of our catalogue titles have not been offset by higher ARPDAU in titles released since March 31, 2012. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

Significant Transactions

Acquisition of GameSpy

On August 2, 2012, we completed the acquisition of GameSpy from IGN by issuing to IGN 600,000 shares of our common stock, of which 90,000 shares will be held in escrow until November 2, 2013 as security to satisfy indemnification claims.

Deer Hunter Brand Assets

On April 1, 2012, we acquired from Atari its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5.0 million in cash.

Acquisition of Blammo

On August 1, 2011, we completed the acquisition of Blammo by entering into a Share Purchase Agreement among Glu, Blammo and the owners of Blammo’s outstanding share capital (the “Sellers”). Under the Share Purchase Agreement we purchased all of the Blammo share capital, and we (1) issued to the Sellers an aggregate 1,000,000 shares of our common stock and (2) agreed to issue to the Sellers up to an aggregate of an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain baseline and upside net revenue targets during the years ending March 31, 2013 (up to 909,091 Additional Shares), March 31, 2014 (up to 1,250,000 Additional Shares) and March 31, 2015 (up to 1,153,846 Additional Shares). As of March 31, 2013, Blammo exceeded its baseline earnout targets for the fiscal year ending March 31, 2013, and we estimated that the former Blammo shareholders earned 754,297 shares, subject to final computations, with a fair value of $2.3 million.

Critical Accounting Policies and Estimates

Management believes there were no significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2013 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Feature phone	$1,856	$4,165
Smartphone	17,275	17,379

Revenues	$19,131	$21,544

Our revenues decreased $2.4 million, or 11.2%, from $21.5 million for the three months ended March 31, 2012 to $19.1 million for the three months ended March 31, 2013, due to a $2.3 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $8.7 million of revenues as of March 31, 2013 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $1.2 million, from $9.1 million in the three months ended March 31, 2012 to $10.3 million in the three months ended March 31, 2013. This was primarily related to a $1.7 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts and OEM relationships, which was partially offset by declining revenues in EMEA and the Americas, excluding the United States. This increase in our international revenues was offset by a decrease of $3.6 million in our United States revenues, primarily related to declining feature phone and incented offer revenues.

Smartphone Revenues

	Three Months Ended March 31,
	2013	2012
Smartphone Revenue by Type	(In thousands)
Micro-Transactions	$12,253	$11,186
Advertisements	1,524	1,828
Offers	1,518	2,836
Other	1,980	1,529

Smartphone Revenues	$17,275	$17,379

Our smartphone revenues decreased $104,000, or 0.6%, from $17.4 million in the three months ended March 31, 2012 to $17.3 million in the three months ended March 31, 2013, which was primarily related to a $1.3 million decrease in our revenues from offers which have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform. This decrease was partially offset by a $1.1 million increase in micro-transactions (in-app purchases). We generate our smartphone revenues from micro-transactions, advertisements or offers, and we may change the focus of our monetization efforts among these methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our smartphone revenues derived from micro-transactions purchases. Since the launch of our first freemium titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating freemium games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles.

Cost of Revenues

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenues:
Royalties and other cost of revenues	$1,988	$2,557
Amortization of intangible assets	1,074	753

Total cost of revenues	$3,062	$3,310

Revenues	$19,131	$21,544

Gross margin	84.0%	84.6%

Our cost of revenues decreased $248,000, or 7.5%, from $3.3 in the three months ended March 31, 2012 to $3.1 million in the three months ended March 31, 2013. This decrease was primarily due to a $769,000 decrease in royalties associated with a decline in royalty-burdened revenue. This decrease was partially offset by a $321,000 increase in amortization of intangible assets, and a $200,000 increase in hosting fees to support our freemium titles. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 74.2% in the three months ended March 31, 2012 to 87.3% in the three months ended March 31, 2013, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 34.0% in the three months ended March 31, 2012 to 46.3% in the three months ended March 31, 2013, due to renewing a number of our existing licenses at higher royalty rates and higher royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 8.8% in the three months ended March 31, 2012 to 5.9% in the three months ended March 2013. We expect that our gross margin will decrease in 2013, as sales of games based on branded intellectual property is expected to increase compared to 2012, in large part due to our Glu Publishing initiative.

Research and Development Expenses

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Research and development expenses	$11,630	$15,033
Percentage of revenues	60.8%	69.8%

Our research and development expenses decreased $3.4 million, or 22.6%, from $15.0 million in the three months ended March 31, 2012 to $11.6 million in the three months ended March 31, 2013. The decrease in research and development costs was primarily due to a $2.6 million decrease in stock-based compensation expense resulting from changes in the fair market values of contingent consideration issued to employees who are former shareholders of Blammo. Research and development expenses included $668,000 of stock-based compensation expense in the three months ended March 31, 2013 and $3.3 million in the three months ended March 31, 2012. As a result of the restructurings we implemented in the fourth quarter of 2012 and first quarter of 2013, our research and development headcount decreased from 482 employees at March 31, 2012 to 469 employees at March 31, 2013. Salaries and benefits remained relatively flat, despite the decrease to our research and development headcount, as the result of our hiring of a number of senior personnel with monetization and game design expertise during the quarter who on average have higher salaries than the individuals whose employment terminated as part of the restructuring. The decrease in our research and development expenses was also due to a $513,000 decrease in outside service fees due to lower external developer costs incurred in the first quarter of 2013, and a $344,000 decrease in variable compensation costs due to lower attainment of studio bonuses in the first quarter of 2013. As a percentage of revenues, research and development expenses decreased from 69.8% in the three months ended March 31, 2012 to 60.8% in the three months ended March 31, 2013. We anticipate that our research and development expenses will remain relatively flat in 2013 compared to 2012, as we believe that the restructuring measures that we undertook in the fourth quarter of 2012 and the first and second quarters of 2013 will enable us to hire additional games-as-a-service personnel with monetization expertise without increasing our overall research and development expenses 2013.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Sales and marketing expenses	$5,008	$4,375
Percentage of revenues	26.2%	20.3%

Our sales and marketing expenses increased $633,000, or 14.5%, from $4.4 million in the three months ended March 31, 2012 to $5.0 million in the three months ended March 31, 2013. The increase was primarily due to an $805,000 increase in marketing promotions associated with our freemium games, which was partially offset by a $108,000 decrease in consulting fees for third party marketing firms utilized in Latin America and Asia, and an $110,000 decrease in variable compensation costs due to lower attainment of employee bonuses in the first quarter of 2013. Salaries and benefits expenses remained relatively flat, despite decreasing our sales and marketing headcount from 38 in the three months ended March 31, 2012 to 28 in the three months ended March 31, 2013, as a result of the restructuring that we undertook in our EMEA sales and marketing offices during the first quarter of 2013. As a percentage of revenues, sales and marketing expenses increased from 20.3% in the three months ended March 31, 2012 to 26.2% in the three months ended March 31, 2013. Sales and marketing expenses included $67,000 of stock-based compensation expense in the three months ended March 31, 2013 and $115,000 in the three months ended March 31, 2012. We expect our sales and marketing expenditures to continue to increase during 2013 in absolute dollars and as a percentage of revenues in connection with the sales and marketing initiatives we intend to undertake related to the new freemium games that we expect to release during 2013, including games we are publishing as part of our Glu Publishing initiative.

General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012
	(in thousands)
General and administrative expenses	$3,919	$4,366
Percentage of revenues	20.5%	20.3%

Our general and administrative expenses decreased $447,000, or 10.2%, from $4.4 million in the three months ended March 31, 2012 to $3.9 million in the three months ended March 31, 2013. The decrease was primarily due to a $616,000 change in the fair market value of contingent consideration issued to the Blammo non-employee shareholders and a $310,000 decrease in variable compensation, primarily relating to lower attainment of executive bonuses in the first quarter of 2013. Salaries and benefits expenses remained relatively flat, despite increasing our general and administrative headcount from 63 at March 31, 2012 to 69 at March 31, 2013. The decrease in general and administrative expenses was partially offset by a $268,000 increase in professional and consulting fees associated with recruiting and accounting services and a $145,000 increase in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses increased from 20.3% in the three months ended March 31, 2012 to 20.5% in the three months ended March 31, 2013. General and administrative expenses included $510,000 of stock-based compensation expense in the three months ended March 31, 2013 and $461,000 million in the three months ended March 31, 2012. We anticipate that our general and administrative expenses will increase slightly during 2013 in absolute dollars and as a percentage of revenues. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our restructuring charge increased from zero in the three months ended March 31, 2012 to $511,000 in the three months ended March 31, 2013. Our restructuring charges for the three months ended March 31, 2013 were comprised of employee termination costs in our Brazil and EMEA offices, and facility-related costs related to streamlining of our facility in Kirkland, Washington and additional costs associated with vacating our Brazil office. We incurred termination costs of approximately $700 in our Kirkland, Washington studio, San Francisco headquarters, and Beijing office during the second quarter of 2013 in order to better align research and development expenses with our current business strategy.

Our amortization of intangible assets remained flat at $495,000 in the three months ended March 31, 2012 and 2013, respectively.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from a net expense of $366,000 in the three months ended March 31, 2012 to net income of $132,000 in the three months ended March 31, 2013. This decrease was primarily due to foreign currency gains related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax provision decreased from $440,000 in the three months ended March 31, 2012 to $135,000 in the three months ended March 31, 2013. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At March 31, 2013, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1.5 million within the next nine months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$2,300	$1,810
Cash flows used in operating activities	(3,742)	(4,144)
Cash flows used in investing activities	(558)	(286)
Cash flows provided by financing activities	3,313	1,171

Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities. As of March 31, 2013 we had an accumulated deficit of $237.8 million.

Operating Activities

For the three months ended March 31, 2013, net cash used in operating activities was $3.7 million, primarily due to a net loss of $5.5 million, a decrease in accrued compensation of $1.1 million due to the payment of bonuses accrued at December 31, 2012, and an increase in accounts receivable of $609,000. These amounts were partially offset by an increase in accounts payable of $550,000, adjustments for non-cash items, including amortization expense of $1.6 million, and stock-based compensation expense of $1.2 million.

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

Investing Activities

In the three months ended March 31, 2013, we used $558,000 of cash for investing activities resulting primarily from $358,000 of property and equipment purchases and other investments of $200,000.

In the three months ended March 31, 2012, we used $286,000 of cash for investing activities resulting primarily from purchases of computer, server and networking equipment to support our freemium games and purchases of software.

Financing Activities

In the three months ended March 31, 2013, net cash provided by financing activities was $3.3 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

In the three months ended March 31, 2012, net cash provided by financing activities was $1.2 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $21.2 million as of March 31, 2013. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $3.6 million as of March 31, 2013, most of which are held by our United Kingdom subsidiary. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of March 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations	$7,684	$2,284	$4,522	$878	$—
Guaranteed royalties(1)	670	670	—	—	—
Uncertain tax position obligations, including interest and penalties(2)	3,912	—	—	—	3,912
Blammo earn-out (3)	2,841	2,263	578	—	—

Total contractual obligations	$15,107	$5,217	$5,100	$878	$3,912

(1)	We have entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, we are required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of March 31, 2013 were $670,000, which are due over the remaining nine months of 2013.
(2)	As of March 31, 2013, unrecognized tax benefits and potential interest and penalties were classified within “Other long-term liabilities” on our condensed consolidated balance sheets. As of March 31, 2013, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.
(3)	As of March 31, 2013, the contingent consideration issued to the former Blammo shareholders had a fair value of $2.8 million. The fair value is based on the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2013, fiscal 2014 and fiscal 2015.

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our market risk profile has not changed significantly during the first three months of 2013.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2013, we had no short-term investments and substantially all $21.2 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of March 31, 2013 and December 31, 2012, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India and Russia and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers and digital storefronts. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them. At March 31, 2013, Apple accounted for 48.0% and Medium Entertainment (PlayHaven) accounted for 10.6% of total accounts receivable. At December 31, 2012, Apple accounted for 44.3%, Medium Entertainment (PlayHaven) accounted for 13.2% and Google accounted for 10.8% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 70 countries in more than 20 different currencies, and in 2012 and the first three months of 2013, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 16, 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we have been infringing two of Lodsys’ patents, and is seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs at the Court may deem just and proper. This action has only recently been filed and, accordingly, the Company is not in a position to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

In addition to the Lodsys matter described above, from time to time, we are subject to various claims, complaints and legal actions in the normal course of business. We do not believe that we are a party to any pending litigation, the outcome of which will have a material adverse effect on our operations, financial position or liquidity. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors.

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

We have incurred significant losses since inception, including a net loss of $21.1 million in 2011, a net loss of $20.5 million in fiscal 2012 and a net loss of $5.5 million for the three months ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $237.8 million. We expect our costs in 2013 to increase over 2012 levels as we implement additional initiatives designed to increase revenues, such as developing games with greater complexity and higher production values and increasing the amount we spend marketing our new titles. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable. In addition, our revenues increased only slightly in each of 2011 and 2012 from the preceding year, and slightly decreased in the first quarter of 2013 as compared to the first quarter of 2012. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

We have a relatively new and evolving business model with a short operating history.

In early 2010, we changed our business model to focus on becoming a leading publisher of “freemium” games for smartphones, tablets and other advanced platforms. Freemium games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We launched our first freemium titles in the fourth quarter of 2010, so we have a short history operating in this business model, which limits the experience upon which we can draw when making operating decisions. In addition, since our acquisition of GameSpy in August 2012, we have been transitioning towards becoming a games-as-a-service company in which the majority of our future freemium games will be only playable online, and we may not be successful in executing on this transition. Our efforts to develop freemium games and transition towards becoming a games-as-a-service company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

•	we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our limited experience in offering the features that are often associated with freemium games published by games-as-a-service companies, such as tournaments, live events and more frequent content updates;

•	we intend to continue to develop substantially all of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	many well-funded public and private companies have released, or plan to release, freemium games, including those provided under the games-as-a-service model, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	freemium games, including those delivered as a service, have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our freemium strategy assumes that a large number of players will download our games because they are free and that we will subsequently be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	we may have difficulty hiring the additional monetization, live operations, server technology, user experience and product management personnel that we require to support our transition to becoming a games-as-a-service company;

•	we will depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to our freemium business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenues that we derive from in-app purchases.

Since our freemium games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth. However, we rely on a very small portion of our total users for nearly all of our smartphone revenues derived from in-app purchases. Since the launch of our first freemium titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating freemium games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles. To significantly increase our revenues, we must either increase the number of users who make in-app purchases or increase the amount that our paying players spend in our games. We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user). We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unsuccessful in our transition to becoming a games-as-a-service company. If we are unable to convert non-paying players into paying players or if the average amount of revenues that we generate from our users does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 54.9% of our total revenues for the three months ended March 31, 2013 compared with 54.6% of our total revenues for the three months ended March 31, 2012. We received the majority of these iOS-related revenues directly from Apple, which represented 41.9% of our total revenues for the three months ended March 31, 2013 compared with 37.6% of our total revenues for the three months ended March 31, 2012, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 27.7% and 20.8% of our total revenues for the three months ended March 31, 2013 and 2012, respectively, from the Android platform. We received the majority of our Android-related revenues directly from Google for distribution of our games through the Google Play store, which represented 17.2% and 15.1% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our freemium games being featured on their storefronts when they were commercially released. If we do not receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with either of these customers could materially harm our business and likely cause our stock price to decline.

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

Unlike our legacy feature phone business in which we and the wireless carrier or other distributor negotiated the business terms related to the distribution of our feature phone games, we distribute our freemium games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator. For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of applications, including our games, on their storefronts. Each of Apple and Google can unilaterally change their standard terms and conditions with no prior notice to us. In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenues thereafter. Most recently, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers and will likely continue to negatively impact our revenues in future periods. Any similar changes in the future that impact our revenues could materially harm our business, and we may not receive significant or any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. If Apple or Google or any other storefront operator determines that we are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Nexon and many well-funded private companies, including Kabam, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than freemium. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 140,000 active games were available on Apple’s App Store as of April 30, 2013. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing our marketing expenses and development costs.

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

•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2011, we impaired $531,000 of certain prepaid royalties and royalty guarantees, and in 2012, we impaired $3.6 million of our goodwill related to our APAC reporting unit; and

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

Our business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful freemium games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, we intend to include new categories of games (such as role-playing games and real-time strategy games) in our planned 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games. We have limited experience creating these types of games, and if we do not succeed in these efforts, it will negatively impact our revenues and operating results for 2013 and beyond. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time. Our growth depends on our ability to consistently launch new games that generate significant revenues. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. This risk will be magnified in 2013 because we expect to launch approximately 18 new freemium games during the year compared with the 21 freemium games that we published in 2012, with six of the 18 new titles being third party games that we anticipate publishing through our Glu Publishing initiative. As a result, if any of the games that we publish in 2013 are not successful, it will have a larger impact on our overall revenue expectations for the year, and we will need to generate greater revenues from our other games to compensate for unsuccessful titles. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

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

We intend to publish games developed by third parties which will expose us to a number of potential operational and legal risks.

We have recently formed our Glu Publishing department that will initially focus on entering into relationships with developers of successful games in Asian markets where Glu will localize and publish those games in the United States and non-Asian markets. Our Glu Publishing business will expose us to a number of potential operational and legal risks. For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guarantees in order to obtain the rights to publish their games, and we will likely need to spend money marketing these games after they have been commercially launched. If the games are not commercially successful because they do not appeal to a Western audience, because of our limited experience in publishing other developers’ games or for any other reason, it will negatively impact our operating results. In addition, if any of the third party developers with which we work have created their games by infringing another party’s intellectual property or otherwise violating their rights, or if these games violate applicable laws and regulations such as with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

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

In addition, if we issue equity securities as consideration in an acquisition, as we did for our acquisitions of Griptonite, Blammo and GameSpy, our current stockholders’ percentage ownership and earnings per share would be diluted. For example, our Blammo acquisition agreement provides that the former Blammo shareholders may earn up to 3,312,937 shares of our common stock if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015; Blammo earned an estimated 754,297 shares of a possible 909,091 shares for the year ended March 31, 2013. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

We rely on a combination of our own servers and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure will increase as we transition to becoming a games-as-a-service company. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids. Amazon may terminate its agreement with us upon 30 days’ notice. Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration could. In addition, we use, or plan to use, GameSpy’s services and equipment for many of our games, which is subject to a transitional data center services agreement between us and IGN, GameSpy’s former parent corporation, that terminates on August 2, 2014, unless IGN or we earlier terminate the agreement. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies could result in the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, some users of our Android-based games have experienced issues receiving the virtual currency that they purchased and paid for. In addition, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose users of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 70 countries in more than 20 different currencies, with Pounds Sterling and Euros being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in 2011 and 2012, and expect to experience continued significant fluctuations in the future. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of these expenses being higher and/or the dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 45.0% and 50.1% of our revenues in 2012 and 2011, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in a number of foreign countries including Canada, China, India and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets. Risks affecting our international operations include:

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

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel who may experience uncertainty due to the restructurings we implemented in the fourth quarter of 2012 and first half of 2013, in which we eliminated, in the aggregate, more than 100 positions in our Kirkland, Sao Paolo and San Francisco studios. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional monetization, live operations, server technology, user experience and product management personnel to support our transition to becoming a games-as-a-service company. Competition for qualified management, game development and other staff can be intense. Attracting and retaining qualified personnel may be particularly difficult for us if our stock price remains relatively depressed, since individuals may elect to seek employment with other companies that they believe have better long-term prospects. In addition, we will have significant difficulty in attracting and retaining key personnel if, at our 2013 Annual Meeting of Stockholders, our stockholders do not approve the proposed amendment to our equity incentive plan to increase the number of shares reserved for issuance under the plan, as we will otherwise not have sufficient shares available under the plan to grant equity awards to our current employees or newly hired employees. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

We expect to continue to use cash in our operations during 2013 as we seek to grow our business. As of March 31, 2013, we had $21.2 million of cash and cash equivalents. If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements, we will need to seek additional capital to fund our operations, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, particularly given our current stock price, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union ( Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and in October 2012, we entered into a strategic relationship with Probability PLC to offer a suite of Glu-branded mobile slot games in the United Kingdom and Italy, two of which are currently live in the United Kingdom. We intend to continue to explore opportunities with respect to real money gambling. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

Third parties may sue us, including for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, on April 16, 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we have been infringing two of Lodsys’ patents, and is seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs at the Court may deem just and proper. In the event of a successful claim against us, we might be enjoined from using our intellectual property or licensed intellectual property that we use in our business, we might incur significant licensing fees and we might be forced to develop alternative technologies. If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have affected, and could further significantly affect, the way we account for revenue. For example, the accounting for revenue derived from smartphone platforms and freemium games, particularly with regard to micro-transactions, is still evolving and, in some cases, uncertain. We currently defer revenues related to virtual goods and currency over the average playing period of paying users, which approximates the useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, including whether we account for revenue on a gross basis or net of the revenue share retained by the operators of the platforms through which we distribute our games, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

GLU MOBILE INC.

Date: May 10, 2013	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01+	Amendment No. 1 to Publisher Agreement, entered into as of February 26, 2013, by and between Glu Games Inc. and Tapjoy, Inc.	10-K	001-33368	10.30	03/15/13

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Report Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Presentation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.