Form 10-K/A
period 2012-12-31
GLU MOBILE INC
filed 2013-08-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

Explanatory Note

We are filing this Amended Annual Report on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013 (the “Original Filing”), to restate our audited financial statements and related disclosures for the years ended December 31, 2011 and December 31, 2012 and to revise our audited financial statements and related disclosures for the year ended December 31, 2010 to correct an error. This Amended Filing also includes in Note 14 (Quarterly Financial Data—Restated) restated quarterly financial information for each of the first three quarterly periods in the years ended December 31, 2011 and 2012, as originally included in our Quarterly Reports on Form 10-Q for those respective periods, as well as for the fourth quarter of those years and amends certain other Items in the Original Filing, as listed in “Items Amended in this Amended Filing” below, as a result of the restatement. Details are discussed below and in Note 1A (Restatement of Financial Statements) and Note 14 to the accompanying financial statements.

Restatement Background

On July 31, 2013, the Audit Committee of our Board of Directors determined, in consultation with Glu’s management and PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), that the following financial statements that we previously filed with the SEC should no longer be relied upon: (1) the audited consolidated financial statements for the years ended December 31, 2011 and December 31, 2012; (2) the unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30 for 2012 (including the corresponding 2011 quarterly periods contained therein); and (3) the unaudited condensed consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2013 (collectively, the “Prior Reports”). In addition, on July 31, 2013, the Audit Committee, in consultation with our management and PwC, determined that the consolidated financial statements for the year ended December 31, 2010 could continue to be relied upon but would be revised to correct the error that was similar to that in the financial statements that are being restated. The determination with respect to 2010 was made because 2010 revenues and cost of revenues impacted by the correction were not material.

While preparing our financial outlook for the third quarter and full year of 2013, our management consulted with PwC, regarding the appropriate revenue recognition methodology for a new type of online-only game – our “Games-as-a-Service” titles – that we expect to introduce in the second half of 2013. We expect that these titles will primarily be sold through smartphone digital storefronts, such as the Apple App Store, Google Play Store, Amazon App Store and others (the “Digital Storefronts”). As a result of these discussions, it was determined that revenues generated from sales to end customers through the Digital Storefronts of our existing games should have been recorded on a gross basis because, upon further review of the agreements with the Digital Storefronts, it was determined that we should be considered the principal in the sales transaction. We have therefore corrected our revenue recognition policy to record on a gross basis the revenues attributable to sales to end customers through the Digital Storefronts.

Accordingly, we have restated our previously issued consolidated financial statements for the years ended December 31, 2011 and 2012 and revised our previously issued consolidated financial statements for the year ended December 31, 2010 to correct for the error in our presentation of smartphone revenues and cost of revenues, as well as corresponding adjustments to our deferred revenues and deferred cost of revenues. This resulted in an increase in our previously reported revenues and a corresponding identical increase in cost of revenues. This decreased our gross margin (gross profit as a percent of revenue) in each reporting period, but had no effect on gross profit, operating income/(loss), net income/(loss), cash flows or any per share amounts for any period. In addition, these changes did not change the timing of recognition of any revenues or costs among reporting periods.

A detailed discussion of the impact of the proper accounting for smartphone revenue recognition is contained in the consolidated financial statements in Part II—Item 8 of this Amended Filing.

Restatement of Other Financial Statements

In addition to this Amended Filing, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “March 10-Q/A”). We are filing the March 10-Q/A to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in that report and to amend certain other Items within the previously issued quarterly filing, including Item 4—“Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures and internal control over financial reporting.

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part II—Item 9A of this Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part II—Item 9A included in this Amended Filing.

Items Amended in This Amended Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement or revision. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement and revision:

•	Part I—Item 1. Business

•	Part I—Item 1A. Risk Factors;

•	Part II—Item 6. Selected Financial Data;

•	Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II—Item 8. Financial Statements and Supplementary Data; and

•	Part II—Item 9A. Controls and Procedures.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Amended Filing. This Amended Filing also includes a consent of our independent registered public accounting firm.

We have not updated items in this Amended Filing to reflect events occurring after the Original Filing date, other than those associated with the restatement or revision, as applicable, of our financial statements.

Forward-Looking Statements

The information in this Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report, particularly in the section titled “Risk Factors,” and the risks discussed in our other SEC filings. We undertake no obligation to update the forward-looking statements after the date of this report, except as required by law.

PART I

Item 1. Business—Restated

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The public can read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after they are filed. Our internet website is located at www.glu.com and our Investor Relations website is located at www.glu.com/investors. The information on our website is not incorporated into this report, unless otherwise expressly stated. Copies of our Annual Report on Form 10-K/A for the year ended December 31, 2012 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 45 Fremont Street, Suite 2800, San Francisco, California 94105 or by calling 415-800-6100.

Business Developments and Strategy

Since January 1, 2012, we have taken the following actions to support our business:

•

We continued to focus our efforts on developing and publishing games for smartphones and tablet devices, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system, such as Samsung’s Galaxy product line and Amazon’s Kindle Fire. Our significant achievements related to these efforts included the following:

•	We generated $95.0 million in smartphone revenues in 2012, a 121% increase from the $42.9 million in smartphone revenues we generated in 2011.

•	Smartphone revenues comprised 87.9% of our total revenues in 2012 compared with 58.0% of our total revenues in 2011.

•	Our gross margin increased to 69.1% from 64.6% in 2012.

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

•

We significantly increased the revenues that we generate from titles based on our own intellectual property, deriving 83.5% of our total revenues in 2012 from original intellectual property titles compared with 53.1% in 2011. Some of the successful original intellectual property titles that we launched in 2012 were Blood & Glory: Legend, Contract Killer 2, Contract Killer: Zombies 2, Deer Hunter Reloaded and Eternity Warriors 2, each of which was a sequel or brand extension of our existing original intellectual property. We also launched a new original intellectual property title, Samurai vs. Zombies Defense. We intend to continue to base the substantial majority of our games upon our own intellectual property, which we believe will continue to increase our margins and enhance our long-term value.

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

Although users can download and play our freemium games free of charge, they can purchase virtual currency to buy various virtual items to enhance their gameplay experience – we refer to these as “in-app purchases” or “micro-transactions”. Some of the benefits that players receive from their in-app purchases include:

•

Play Longer Through Better Equipment—We generally design our games to become significantly more challenging as the player advances through the game. For a game like Blood & Glory Legend, players can use their virtual currency to purchase more powerful weapons, stronger armor and healing potions to increase their odds of continued survival.

•

Play Longer Through Energy Replenishment—We design some of our games, such as Contract Killer, to have short playing sessions, the duration of which are limited by the energy available for each session. Players of Contract Killer can use their virtual currency to purchase items that will replenish their energy and enable them to extend their game play session.

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

We sell virtual currency to consumers at various prices ranging from $0.99 to $99.99, which is consistent with storefront pricing guidelines, with the significant majority of player purchases occurring at the lower price points. The digital storefronts generally share with us 70% of the consumers’ payments for virtual currency. Consumers may also acquire virtual currency through game play or by completing offers, as described below.

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

As the table illustrates, all but one of our 2012 games was based on our own intellectual property, and we expect this to be the case for the substantial majority of the games that we release in 2013. In 2012, 2011 and 2010, games based on our own intellectual property accounted for approximately 83.5%, 53.1% and 22.6% of our revenues, respectively.

For games based on licensed brands, we share with the licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was approximately 34.9% in 2012, 30.1% in 2011 and 32.2% in 2010. However, the individual royalty rates that we pay can be significantly above or below the average based on a variety of factors, such as the strength of the licensed brand, our development and porting obligations, and the platforms for which we are permitted to distribute the licensed content. The substantial majority of our licenses were entered into before 2010, and do not grant us the right to develop games for smartphone platforms.

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

Sales, Marketing and Distribution

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store, Amazon’s Appstore, Microsoft’s Xbox Live Marketplace and the Samsung App Store. In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and Google Chrome. The significant majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 56.0% and 38.3% of our total revenues in 2012 and 2011, respectively. We generated the majority of these iOS-related revenues from in-app purchases and sales of premium games made through the Apple App Store, which represented 41.3% and 26.5% of our total revenues in 2012 and 2011, respectively, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 27.3% and 12.3% of our total revenues in 2012 and 2011, respectively, from the Android platform. We generated the majority of our Android-related revenues from in-app purchases and sales of premium games made through the Google Play Store, which represented 20.3% and 8.3% of our total revenues in 2012 and 2011, respectively. We also work with third parties, including Tapjoy from which we generated 10.7% and 11.6% of our total revenues in 2012 and 2011, respectively, to provide incented offers to our players. Our revenues from Tapjoy declined significantly after Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games. No other smartphone platform, other than iOS and Android, or smartphone customer accounted for more than 10% of our total revenues in 2012 or 2011.

Because of the fragmentation inherent in the Android platform, we need to “port”—or convert into separate versions – our games for a significant percentage of the approximately 700 Android-based devices that are currently commercially available, many of which have different technical requirements. Since the number and variety of Android-based smartphones and tablets shipped worldwide continues to grow, we must maintain and enhance our porting capabilities, which have required, and will likely continue to require, us to invest considerable resources in this area.

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

For our feature phone business, we market and sell our games primarily through wireless carriers via placement in the “deck” of games and other applications that the carriers choose to make available to their customers. End users download our feature phone games to their handsets, and typically their carrier bills them a one-time fee or monthly subscription fee, depending on the end user’s desired payment arrangement and the carrier’s offerings. Our carrier distribution agreements establish the portion of revenues that the carrier will retain. Wireless carriers generally control the price charged to end users either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change established prices. We currently have agreements with numerous wireless carriers. No wireless carrier represented 10% or more of our revenues in 2012 or 2011, but Verizon Wireless accounted for 14.7% of our revenues in 2010. No other carrier represented more than 10% of our revenues in any of these years.

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

We also use third-party development tools to create many of our games, including a game development engine licensed from Unity Technologies to create most of our newest games. For more information on our relationship with Unity, please see the Risk Factor—“We use a game development engine licensed from Unity Technologies to create many of our games. If we experience any prolonged technical issues with this engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us our financial results to fall below expectations for a quarterly or annual period, which would likely cause our stock price to decline,” contained in Item 1A of this report.

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

Item 1A. Risk Factors—Restated

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

We derive the majority of our revenues from Apple’s App Store and Google’s Play Store, which accounted for 41.3% and 20.3%, respectively, of our total revenues in 2012. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our freemium games being featured on their storefronts when they were commercially released. If we do not receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

International sales represented approximately 46.6% (restated), 50.3% (restated) and 54.8% (revised) of our revenues in 2012, 2011 and 2010, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in a number of foreign countries including Canada, China, India and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets. Risks affecting our international operations include:

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

Our reported financial results are impacted by the accounting policies promulgated by the accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have affected, and could further significantly affect, the way we account for revenue. For example, the accounting for revenue derived from smartphone platforms and free-to-play games, particularly with regard to revenues generated from online digital storefronts, is still evolving and, in some cases, uncertain. In particular, we were required to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to restate or revise the financial statements contained in those reports (including for the year ended December 31, 2011) because we did not correctly apply the revenue accounting guidance to our smartphone revenues for sales through digital storefronts. (See Note 1A (Restatement of Financial Statements) and Note 14 (Quarterly Financial Data) for additional information about the restatement.) While we believe that we are now correctly accounting for our smartphone revenue, this is an area that continues to involve significant discussion among accounting professionals and which is not completely settled. It is possible that the relative application, interpretation and weighting of the factors that relate to whether we should be considered the principal in the sales transaction of games sold through digital storefronts may evolve, and we may in the future conclude that our accounting policy for smartphone revenue, as reflected in the restated financial statements, is incorrect, which could result in another restatement of affected financial statements. In addition, we currently defer revenues related to virtual goods and currency over the average playing period of paying users, which approximates the useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for our smartphone revenues, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement to our consolidated financial statements in this Amended Report discussed in Note 1A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this reassessment using the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of a material weakness related to the application of revenue accounting guidance to our smartphone revenues for sales through digital storefronts. This control deficiency resulted in the misstatement of our revenues and cost of revenues, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of the unaudited condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years) and the revision of our consolidated financial statements for the year ended December 31, 2010, as discussed in Note 1A and Note 14 to our consolidated financial statements included in this Amended Filing. If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

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

I tem 2. Properties

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. Restated Selected Financial Data

As discussed in the Explanatory Note and in Note 1A and Note 14 to the accompanying financial statements, we are restating our audited financial statements and related disclosures for 2011 and 2012, and we are revising our audited financial statements and related disclosures for 2010. The following selected consolidated financial data should be read in conjunction with Item 7, “Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8, “Restated Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Restated)	(Restated)	(Revised)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$108,183	$74,025	$66,804	$79,344	$89,767
Cost of revenues:
Platform commissions, royalties and other	29,630	20,229	19,102	21,829	22,562
Impairment of prepaid royalties and guarantees	—	531	663	6,591	6,313
Amortization of intangible assets	3,783	5,447	4,226	7,092	11,309

Total cost of revenues	33,413	26,207	23,991	35,512	40,184

Gross profit	74,770	47,818	42,813	43,832	49,583

Operating expenses(1):
Research and development	54,275	39,073	25,180	25,975	32,140
Sales and marketing	20,893	14,607	12,140	14,402	26,066
General and administrative	14,744	14,002	13,108	16,271	20,971
Amortization of intangible assets	1,980	825	205	215	261
Restructuring charge	1,371	545	3,629	1,876	1,744
Acquired in-process research and development	—	—	—	—	1,110
Impairment of goodwill	3,613	—	—	—	69,498

Total operating expenses	96,876	69,052	54,262	58,739	151,790

Loss from operations	(22,106)	(21,234)	(11,449)	(14,907)	(102,207)
Interest and other income (expense), net	(347)	747	(1,265)	(1,127)	(1,359)

Loss before income taxes and cumulative effect of change in accounting principle	(22,453)	(20,487)	(12,714)	(16,034)	(103,566)
Income tax benefit (provision)	1,994	(614)	(709)	(2,160)	(3,126)

Net loss	(20,459)	(21,101)	(13,423)	(18,194)	(106,692)

Net loss per share—basic and diluted	$(0.32)	$(0.37)	$(0.38)	$(0.61)	$(3.63)
Weighted average common shares outstanding—basic and diluted	64,318	57,518	35,439	29,853	29,379

(1)	Includes stock-based compensation expense as follows:

Research and development	$3,491	$1,387	$480	$716	$714
Sales and marketing	386	351	217	564	5,174
General and administrative	1,945	1,372	871	1,646	2,097

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Restated)	(Restated)	(Revised)
	(In thousands)
Cash and cash equivalents and short-term investments	$22,325	$32,212	$12,863	$10,510	$19,166
Total assets	74,955	85,010	45,117	57,738	92,076
Current portion of long-term debt	—	—	2,288	16,379	14,000
Long-term debt, less current portion	—	—	—	—	10,125
Total stockholder’s equity	$38,887	$49,173	$13,885	$11,693	$26,794

Please see Note 1, Note 1A, Note 3 and Note 7 of Notes to Consolidated Financial Statements, for a discussion of factors such as accounting changes, business combinations, and any material uncertainties (if any) that may materially affect the comparability of the information reflected in selected financial data, described in Item 8 of this report. As discussed in Note 1A of the Notes to Consolidated Financial Statements, we revised our previously issued financial statements for the year ended December 31, 2010. As a result, prepaid expenses and other were increased by $301,000, and deferred revenue was increased by the same amount.

Item 7. Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Item 8, “ Restated Financial Statements and Supplementary Data” of this report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, “Risk Factors.”

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:

•	A discussion of the recent restatement of our financial statements;

•	An Overview that discusses at a high level our operating results and some of the trends that affect our business;

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements;

•	Recent Accounting Pronouncements;

•	Results of Operations, including a more detailed discussion of our revenues and expenses; and

•	Liquidity and Capital Resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

Restatement

As discussed in the Explanatory Note and in Note 1A and Note 14 to the accompanying financial statements, we are restating our audited financial statements and related disclosures for 2011 and 2012, and we are revising our audited financial statements and related disclosures for 2010. The following discussion and analysis of our financial condition and results of operations incorporates the restated and revised amounts. For this reason, the data set forth in this Item 7 may not be comparable to the discussion and data in our previously filed Annual Report on Form 10-K for our year ended December 31, 2011.

The following discussion should be read in conjunction with our restated financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the “Risk Factors” section of this Amended Filing.

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

Financial Results and Trends

Revenues for 2012 were $108.2 million, a 46.1% increase from 2011, in which we reported revenues of $74.0 million. This increase was primarily due to a significant increase in revenues that we generated from our games that we publish for smartphones and tablet devices, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system, such as Samsung’s Galaxy product line and Amazon’s Kindle Fire. Our smartphone revenues increased from $42.9 million in 2011 to $95.0 million in 2012, and our feature phone revenues declined from $31.1 million in 2011 to $13.1 million in 2012. We believe that the migration of users from feature phones to smartphone devices will continue during 2013 and for the foreseeable future as consumers increasingly upgrade their mobile phones. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and other advanced platforms, such as the Mac App Store and Google Chrome, and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.

The significant majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 56.0% of our total revenues in 2012 compared with 38.3% of our total revenues in 2011. We generated the majority of these iOS-related revenues through in-app purchases and sales of premium games made through the Apple App Store, which represented 41.3% of our total revenues in 2012 compared with 26.5% of our total revenues in 2011, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 27.3% and 12.3% of our total revenues in 2012 and 2011, respectively, from the Android platform. We generated the majority of our Android-related revenues through in-app purchases and sales of premium games made through the Google Play Store, which represented 20.3% and 8.3% of our total revenues in 2012 and 2011, respectively. We expect the percentage of our total revenues that we derive from each of Apple and Google to increase in 2013.

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

Our net loss in 2012 was $20.5 million versus a net loss of $21.1 million in 2011. This decrease in our net loss was primarily due to an increase in revenues of $34.2 million due to continued growth in sales of our smartphone games and a decrease in our tax provision of $2.6 million due primarily to the expiration of statutes of limitations in certain jurisdictions and the subsequent release of uncertain tax provisions. These favorable factors were partially offset by an increase in operating expenses of $27.8 million driven by additional personnel and facility costs associated with the acquisitions of Griptonite, Blammo and GameSpy, increased research and development and sales and marketing expenses associated with the developing and launching our freemium titles, goodwill impairment charge in our APAC reporting unit and additional contingent consideration expense related to the Blammo acquisition. In addition, we also had a $7.2 million increase in our cost of revenues primarily due to platform commission fees paid to digital storefronts for distributing our content and had increased expense in our other income and expenses of $1.1 million related primarily to unfavorable foreign exchange movements in 2012 compared to 2011. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, and these currencies fluctuated significantly in 2012 and 2011.

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

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our freemium and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our freemium games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended December 31, 2012 is aggregate daily DAU for the month of December 2012 calculated for all active smartphone freemium and premium titles in that month across the distribution platforms for which we calculate the metric. In addition, in the fourth quarter of 2011, we changed our methodology for calculating DAU and MAU to more accurately reflect these metrics. This change increased our fourth quarter 2011 DAU and MAU by less than 5% over the prior methodology, and the information for the first three quarters of 2011 has not been adjusted to reflect the methodology change. In addition, our aggregate ARPDAU for each of the periods presented has been restated due to our correction to gross accounting for revenues attributable to sales to end customers through Digital Storefronts.

	For the Three Months Ended
	2011				2012
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	953	1,639	2,103	2,873	3,218	3,412	3,835	3,535
Aggregate MAU	11,882	16,516	22,090	31,363	29,814	29,034	37,675	34,795
Aggregate ARPDAU (Restated)	$0.05	$0.06	$0.05	$0.04	$0.07	$0.08	$0.06	$0.07

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

We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:

•	revenue recognition - restated;

•	fair value;

•	business combinations – purchase accounting;

•	long-lived assets;

•	goodwill;

•	stock-based compensation; and

•	income taxes.

Revenue Recognition—Restated

We generate revenues through the sale of our games on traditional feature phones and smartphones and tablets, such as Apple’s iPhone and iPad and other mobile devices utilizing Google’s Android operating system. Smartphone games are distributed primarily through Digital Storefronts, such as the Apple App Store and the Google Play Store, and feature phone games are distributed primarily through wireless carriers.

Smartphone revenue

We distribute our games for smartphones and tablets to the end customers through Digital Storefronts such as Apple’s App Store and the Google Play Store. Within these storefronts, users can download our free-to-play games and pay to acquire virtual currency which is redeemed in the game for virtual goods. We recognize revenue when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue we report in each period. For the purpose of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying user to continue displaying the purchased virtual goods within the game over the estimated average playing period of paying players for the game, which represents our best estimate of the estimated average life of virtual goods.

We sell both consumable and durable virtual goods, and we receive reports from Digital Storefronts, such as the Apple App Store and the Google Play Store, which breakdown the various purchases made in our games for a given time period. We review these reports and determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. Our revenues from consumable virtual goods have been immaterial since we launched our first freemium title in the fourth quarter of 2010. We recognize revenue from the sale of virtual currency and other virtual items ratably over the estimated average playing period of paying users, which has generally been three months. If a new game is launched and only a limited period of paying player data is available, then we also consider other qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. Where we do not have the ability to differentiate revenues from durable and consumable virtual goods, all revenues are deferred ratably over the average playing period of paying users.

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

We also have relationships with certain advertising service providers for advertisements within our smartphone games and revenue from these advertising providers is generated through impressions, click-throughs, banner ads and offers. Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. Certain offer advertisements that result in the user receiving virtual currency for redemption within a game are deferred and recognized over the average playing period of paying users.

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

Principal Agent Considerations

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate our carrier and Digital Storefront agreements in order to determine whether or not we are acting as the principal or as an agent when selling our games, which we consider in determining if revenue should be reported gross or net. We primarily use Digital Storefronts for distributing our smartphone games, whereas carriers are used for distribution of our feature phone games. Key indicators that we evaluate in order to reach this determination include:

•	the terms and conditions of our contracts with the carriers and the Digital Storefronts;

•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;

•	whether we are paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game;

•	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and

•	the party responsible for the fulfillment of the game and that determines the specifications of the game.

Based on the evaluation of the above indicators, we determined that we are generally acting as a principal and the primary obligor to end-users for smartphone games distributed through Digital Storefronts and therefore we recognize revenue related to these arrangements on a gross basis. For feature phone games, we concluded that the carriers are the primary obligor and therefore we recognize revenue for the amounts due from the carriers on a net basis.

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

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

	Year Ended December 31,
	2012	2011
	(Restated)	(Restated)
	(In thousands)
Feature phone	$13,135	$31,091
Smartphone	95,048	42,934

Revenues	$108,183	$74,025

Our revenues increased $34.2 million, or 46.1%, from $74.0 million in 2011 to $108.2 million in 2012, due to a $52.1 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android-based devices related primarily to micro-transactions, offers and advertisements. This was partially offset by an $18.0 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $11.7 million of revenues as of December 31, 2012 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $13.1 million, from $37.3 million in 2011 to $50.4 million in 2012. This was primarily related to a $12.8 million increase in our APAC revenues, primarily related to increased revenues from Korea, China and Australia resulting from additional revenues attributable to smartphone storefronts and OEM relationships.

Smartphone Revenues

	Year Ended December 31,
	2012	2011
	(Restated)	(Restated)
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$67,323	$23,193
Advertisements	8,674	2,377
Offers	12,054	8,909
Other	6,997	8,455

Smartphone Revenues	$95,048	$42,934

Our smartphone revenues increased $52.1 million, or 121.4%, from $42.9 million in 2011 to $95.0 million in 2012, which was primarily related to a $44.1 million increase in micro-transactions (in-app purchases), a $6.3 million increase in advertisements and $3.1 million increase in offer revenues resulting from our launching 21 titles in 2012 compared to 19 titles in 2011 and our higher monetization of our users in 2012. However, our revenues from offers were negatively impacted in the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform. We are able to generate revenues from micro-transactions, advertisements or offers, and we often change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our smartphone revenues derived from micro-transactions purchases. Since the launch of our first freemium titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating freemium games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles.

Cost of Revenues

	Year Ended December 31,
	2012	2011
	(Restated)	(Restated)
	(In thousands)
Cost of revenues:
Platform commissions, royalties and other	$29,630	$20,229
Impairment of prepaid royalties and guarantees	—	531
Amortization of intangible assets	3,783	5,447

Total cost of revenues	$33,413	$26,207

Revenues	$108,183	$74,025

Gross margin	69.1%	64.6%

Our cost of revenues increased $7.2 million, or 27.5%, from $26.2 million in 2011 to $33.4 million in 2012. This increase was primarily related to a $12.9 million increase in platform commission expense associated with a higher volume of revenue transactions through our digital storefronts and a $775,000 increase in hosting fees to support our freemium titles. These increases in cost of revenues were partially offset by a $4.8 million decrease in royalties associated with a decline in royalty-burdened revenue and a $1.7 million decrease in amortization of intangible assets. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 53.1% in 2011 to 83.5% in 2012, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 30.1% in 2011 to 34.9% in 2012. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 14.8% in 2011 to 5.8% in 2012. We expect that our gross margin will remain relatively flat for 2013; as sales of games based on our own original intellectual property replaces branded game sales, we expect that this benefit will be offset by increased hosting costs related to our freemium games.

Research and Development Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
Research and development expenses	$54,275	$39,073
Percentage of revenues (restated)	50.2%	52.8%

Our research and development expenses increased $15.2 million, or 39.0%, from $39.1 million in 2011 to $54.3 million in 2012. The increase in research and development costs was primarily due to an $11.9 million increase in salaries, benefits and variable compensation under our employee bonus plans due to higher average headcount during 2012 mainly resulting from the acquisitions of Griptonite and Blammo at the beginning of August 2011 and GameSpy at the beginning of August 2012 but prior to the restructuring in the fourth quarter of 2012, in which we decreased our research and development headcount. As a result of the restructuring in the fourth quarter of 2012, our research and development headcount decreased from 467 employees at the end of 2011 to 433 employees at the end of 2012. The increase in our research and development expenses was also due to a $2.1 million increase in stock-based compensation expense, primarily resulting from vesting of the expense over the expected term and changes in the fair market values of contingent consideration issued to employees who are former shareholders of Blammo, a $2.1 million increase in allocated facility and overhead costs associated with higher average headcount during the year and a $1.1 million increase in temporary and consulting fees associated with the development, localization and testing of our smartphone titles. These increases were partially offset by a $2.6 million decrease in payments made to external developers of our titles. As a percentage of revenues, research and development expenses decreased from 52.8% in 2011 to 50.2% in 2012. Research and development expenses included $3.5 million of stock-based compensation expense in 2012 and $1.4 million in 2011. We anticipate that our research and development expenses will increase slightly during 2013 in absolute dollars and as a percentage of revenues as we continue to hire employees with monetization and game design expertise, which we expect will offset the savings that we realized in connection with the restructuring measures that we implemented in the fourth quarter of 2012.

Sales and Marketing Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
Sales and marketing expenses	$20,893	$14,607
Percentage of revenues (restated)	19.3%	19.7%

Our sales and marketing expenses increased $6.3 million, or 43.0%, from $14.6 million in 2011 to $20.9 million in 2012. The increase was primarily due to a $6.6 million increase in marketing promotions associated with our freemium games. Salaries, benefits and variable compensation costs remained relatively flat despite increasing our sales and marketing headcount from 33 in 2011 to 38 in 2012, as higher aggregate salary costs were partially offset by lower variable compensation. The increase in expenditures for variable marketing was partially offset by a $353,000 decrease in professional and consulting fees for third party marketing firms utilized in Latin America and Asia. As a percentage of revenues, sales and marketing expenses decreased from 19.7% in 2011 to 19.3% in 2012. Sales and marketing expenses included $386,000 of stock-based compensation expense in 2012 and $351,000 in 2011. We expect our sales and marketing expenditures to continue to increase during 2013 in absolute dollars and as a percentage of revenues in connection with the sales and marketing initiatives we intend to undertake related to the new freemium games that we expect to release during 2013.

General and Administrative Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
General and administrative expenses	$14,744	$14,002
Percentage of revenues (restated)	13.6%	18.9%

Our general and administrative expenses increased $742,000, or 5.3%, from $14.0 million in 2011 to $14.7 million in 2012. The increase was primarily due to a $735,000 increase in salaries, benefits and variable compensation as headcount increased from 62 in 2011 to 66 in 2012, a $573,000 increase in stock based compensation expense and a $228,000 change in the fair market value of contingent consideration issued to the Blammo non-employee shareholders. The increase in our general and administrative expenses was partially offset by an $845,000 decrease in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses decreased from 18.9% in 2011 to 13.6% in 2012. General and administrative expenses included $1.9 million of stock-based compensation expense in 2012 and $1.4 million in 2011. We anticipate that our general and administrative expenses will increase slightly during 2013 in absolute dollars and as a percentage of revenues. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

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

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

	Year Ended December 31,
	2011	2010
	(Restated)	(Revised)
	(In thousands)
Feature phone	$31,091	$54,475
Smartphone	42,934	12,329

Revenues	$74,025	$66,804

Our revenues increased $7.2 million, or 10.8%, from $66.8 million in 2010 to $74.0 million in 2011, due to a $30.6 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android devices related primarily to micro-transactions, offers and advertisements. This was partially offset by a $23.4 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $9.3 million of revenues as of December 31, 2011, relating primarily to offers and in-app-purchases which have been deferred over their average useful lives. In 2011 approximately 11.6% of our total revenues were generated by our Gun Bros title, while no individual title accounted for 10% or more of our total revenues in 2010. International revenues (defined as revenues generated from carriers and other distributors whose principal operations are located outside the United States) increased by $682,000, from $36.6 million in 2010 to $37.3 million in 2011. This was primarily related to $3.9 million increase in our EMEA and APAC revenues, primarily related to increased revenues from certain OEM relationships and smartphone revenue growth on Apple and Android digital storefronts, partially offset by continued declines in our carrier-based business. This increase was partially offset by a $3.2 million decrease in our Americas, excluding the United States, revenues, primarily related to declining feature phone revenues.

Cost of Revenues

	Year Ended December 31,
	2011	2010
	(Restated)	(Revised)
	(In thousands)
Cost of revenues:
Platform commissions, royalties and other	$20,229	$19,102
Impairment of prepaid royalties and guarantees	531	663
Amortization of intangible assets	5,447	4,226

Total cost of revenues	$26,207	$23,991

Revenues	$74,025	$66,804

Gross margin	64.6%	64.1%

Our cost of revenues increased $2.2 million, or 9.2%, from $24.0 million in 2010 to $26.2 million in 2011. This increase was primarily related to a $5.4 million increase in platform commission expense associated with a higher volume of revenue transactions through our digital storefronts, a $1.9 million increase in hosting fees to support our freemium titles and a $1.2 million increase in amortization of intangible assets associated with the additional intangible assets we acquired as part of both the Griptonite and Blammo acquisitions. These increases in cost of revenues were partially offset by a $6.3 million decrease in royalties associated with a decline in royalty-burdened revenue, impairments and recoupments of previously impaired titles. Revenues attributable to games based upon branded intellectual property decreased as a percentage of revenues from 77.4% in 2010 to 46.9% in 2011, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. Revenues attributable to games based upon original intellectual property were 53.1% of our total revenues for 2011. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 32.2% in 2010 to 30.1% in 2011 due to decreased sales of titles with higher royalty rates. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 25.9% in 2010 to 14.8% in 2011.

Research and Development Expenses

	Year Ended December 31,
	2011	2010
	(In thousands)
Research and development expenses	$39,073	$25,180
Percentage of revenues	52.8%	37.7%

Our research and development expenses increased $13.9 million, or 55.2%, from $25.2 million in 2010 to $39.1 million in 2011. The increase in research and development costs was primarily due to a $8.4 million increase in salaries, benefits and variable compensation under our employee bonus plans as we increased our research and development headcount from 369 employees in 2010 to 467 employees in 2011, mainly resulting from the acquisitions of the Griptonite and Blammo studios in the third quarter of 2011. The increase was also due to a $3.9 million increase in outside service fees associated with the development of new freemium smartphone games by external developers as part of our Glu Partners program, a $907,000 increase in stock-based compensation expense, which includes a $551,000 charge associated with the contingent consideration issued to employees of Blammo who had been shareholders of Blammo and a $496,000 increase in travel and entertainment associated with additional travel related to the integration of the Griptonite acquisition and travel from our regional offices to our U.S. headquarters as part of our Glu University initiative. As a percentage of revenues, research and development expenses increased from 37.7% (revised) in 2010 to 52.8% (restated) in 2011. Research and development expenses included $1.4 million of stock-based compensation expense in 2011 and $480,000 in 2010.

Sales and Marketing Expenses

	Year Ended December 31,
	2011	2010
	(In thousands)
Sales and marketing expenses	$14,607	$12,140
Percentage of revenues	19.7%	18.2%

Our sales and marketing expenses increased $2.5 million, or 20.3%, from $12.1 million in 2010 to $14.6 million in 2011. The increase was primarily due to a $3.2 million increase in marketing promotions associated with the launch of our social, freemium game titles. This amount was partially offset by a $384,000 decrease in salaries, benefits, variable compensation and expatriate costs as we reduced our sales and marketing headcount from 48 in 2010 to 33 in 2011, which was the result of headcount reductions in our EMEA region and lower cost locations. We also had a $341,000 decrease in allocated facility and overhead costs, resulting from lower sales and marketing headcount. As a percentage of revenues, sales and marketing expenses increased from 18.2% (revised) in 2010 to 19.7% (restated) in 2011. Sales and marketing expenses included $351,000 of stock-based compensation expense in 2011 and $217,000 in 2010.

General and Administrative Expenses

	Year Ended December 31,
	2011	2010
	(In thousands)
General and administrative expenses	$14,002	$13,108
Percentage of revenues	18.9%	19.6%

Our general and administrative expenses increased $894,000, or 6.8%, from $13.1 million in 2010 to $14.0 million in 2011. The increase in general and administrative expenses was primarily due to a $1.1 million increase in professional, consulting and outside service fees associated primarily with the external legal, audit and valuation services performed as part of the Griptonite and Blammo acquisitions and a $501,000 increase in stock-based compensation expense. We also had a $281,000 increase in salaries, benefits and variable compensation due primarily to a $317,000 increase in variable compensation under our employee bonus plans. However, salaries and benefit costs decreased in 2011 compared to 2010 despite headcount increasing from 56 in 2010 to 62 in 2011. This is due to the fact that costs attributable to the additional headcount that we added in the third and fourth quarters of 2011 did not fully offset lower salary costs from the first six months of 2011. The increase in general and administrative expenses was partially offset by a $1.0 million decrease in allocated facility and overhead costs due to increased research and development headcount in 2011. As a percentage of revenues, general and administrative expenses decreased from 19.6% (revised) in 2010 to 18.9% (restated) in 2011. General and administrative expenses included $1.4 million of stock-based compensation expense in 2011 and $871,000 in 2010.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2012	2011	2010
	(Restated)	(Restated)	(Revised)
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$2,014	$2,708	$710
Cash flows provided by (used in) operating activities	(6,749)	(6,727)	2,249
Cash flows provided by (used in) investing activities	(6,101)	7,634	(710)
Cash flows provided by financing activities	3,205	18,379	1,141

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

In 2011, net cash used in operating activities was $6.7 million, compared to net cash provided by operating activities of $2.2 million in 2010. This increase in cash utilized in our business was primarily due to a net loss of $21.1 million, a decrease in accrued royalties of $3.4 million and a decrease in accrued restructuring charges of $1.6 million. These amounts were partially offset by an increase in deferred revenues of $8.1 million. In addition, we had adjustments for non-cash items, including amortization expense of $6.3 million, stock-based compensation expense of $3.1 million and depreciation expense of $1.8 million.

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

Item 8. Restated Financial Statements and Supplementary Data

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glu Mobile Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the application of revenue accounting guidance to the Company’s smartphone revenues for sales through digital storefronts existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the application of revenue accounting guidance to the Company’s smartphone revenue for sales through digital storefronts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1A to the consolidated financial statements, the Company restated its 2012 and 2011 consolidated financial statements to correct an error.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded GameSpy Industries, Inc. from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a business combination during 2012. We have also excluded GameSpy Industries, Inc. from our audit of internal control over financial reporting. GameSpy Industries, Inc. is a wholly owned subsidiary whose total assets and total revenues represent 0.9% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 15, 2013, except for the restatement described in Note 1A to the consolidated financial statements and the matters described in the second paragraph of Management’s Report on Internal Control over Financial Reporting as to which the date is August 9, 2013.

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2012	2011
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,325	$32,212
Accounts receivable, net	11,881	11,821
Prepaid royalties	—	483
Prepaid expenses and other	5,167	4,087

Total current assets	39,373	48,603
Property and equipment, net	5,026	3,934
Other long-term assets	227	404
Intangible assets, net	10,889	10,078
Goodwill	19,440	21,991

Total assets	$74,955	$85,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,269	$6,894
Accrued liabilities	2,124	939
Accrued compensation	5,989	5,404
Accrued royalties	2,781	3,865
Accrued restructuring	4	887
Deferred revenues	11,711	9,345

Total current liabilities	29,878	27,334
Other long-term liabilities	6,190	8,503

Total liabilities	36,068	35,837

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2012 and 2011;
no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value: 250,000 authorized at December 31, 2012 and 2011;
66,022 and 63,749 shares issued and outstanding at December 31, 2012 and 2011	6	6
Additional paid-in capital	271,016	260,744
Accumulated other comprehensive income	167	266
Accumulated deficit	(232,302)	(211,843)

Total stockholders’ equity	38,887	49,173

Total liabilities and stockholders’ equity	$74,955	$85,010

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
	(Restated)	(Restated)	(Revised)
Revenues	$108,183	$74,025	$66,804
Cost of revenues:
Platform commissions, royalties and other	29,630	20,229	19,102
Impairment of prepaid royalties and guarantees	—	531	663
Amortization of intangible assets	3,783	5,447	4,226

Total cost of revenues	33,413	26,207	23,991

Gross profit	74,770	47,818	42,813

Operating expenses:
Research and development	54,275	39,073	25,180
Sales and marketing	20,893	14,607	12,140
General and administrative	14,744	14,002	13,108
Amortization of intangible assets	1,980	825	205
Restructuring charge	1,371	545	3,629
Impairment of goodwill	3,613	—	—

Total operating expenses	96,876	69,052	54,262

Loss from operations	(22,106)	(21,234)	(11,449)
Interest and other income/(expense), net:
Interest income/(expense)	21	(29)	(575)
Other income/(expense), net	(368)	776	(690)

Interest and other income/(expense), net	(347)	747	(1,265)

Loss before income taxes	(22,453)	(20,487)	(12,714)
Income tax benefit/(provision)	1,994	(614)	(709)

Net loss	$(20,459)	$(21,101)	$(13,423)

Net loss per share — basic and diluted	$(0.32)	$(0.37)	$(0.38)
Weighted average common shares outstanding — basic and diluted	64,318	57,518	35,439

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

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Compre- hensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(loss)	Deficit	Deficit
	(In thousands, except per share data)
Balances at December 31, 2009	30,360	$3	$188,078	$931	$(177,319)	$11,693
Net loss	—	—	—	—	(13,423)	(13,423)
Stock-based compensation expense	—	—	1,568	—	—	1,568
Vesting of early exercised options	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	330	—	287	—	—	287
Issuance of common stock upon Private Placement, net of issuance costs	13,495	1	13,218	—	—	13,219
Issuance of common stock pursuant to Employee Stock Purchase Plan	400	—	311	—	—	311
Foreign currency translation adjustment	—	—	—	228	—	228

Balances at December 31, 2010	44,585	$4	$203,464	$1,159	$(190,742)	$13,885

Net loss	—	—	—	—	(21,101)	(21,101)
Stock-based compensation expense	—	—	2,559	—	—	2,559
Issuance of other common stock	51	—	200	—	—	200
Issuance of common stock upon exercise of stock options	859	—	1,633	—	—	1,633
Issuance of common stock upon exercise of warrants	2,475	—	3,711	—	—	3,711
Issuance of common stock as consideration for acquisitions	7,106	1	33,157	—	—	33,158
Issuance of common stock upon Secondary Offering, net of issuance costs	8,415	1	15,660	—	—	15,661
Issuance of common stock pursuant to Employee Stock Purchase Plan	258	—	360	—	—	360
Foreign currency translation adjustment	—	—	—	(893)	—	(893)

Balances at December 31, 2011	63,749	$6	$260,744	$266	$(211,843)	$49,173

Net loss	—	—	—	—	(20,459)	(20,459)
Stock-based compensation expense	—	—	4,271	—	—	4,271
Issuance of common stock upon exercise of stock options	806	—	1,357	—	—	1,357
Issuance of common stock upon exercise of warrants	413	—	619	—	—	619
Issuance of common stock as consideration for acquisition	600	—	2,796	—	—	2,796
Issuance of common stock pursuant to Employee Stock Purchase Plan	454	—	1,229	—	—	1,229
Foreign currency translation adjustment	—	—	—	(99)	—	(99)

Balances at December 31, 2012	66,022	$6	$271,016	$167	$(232,302)	$38,887

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
	(Restated)	(Restated)	(Revised)
Cash flows from operating activities:
Net loss	$(20,459)	$(21,101)	$(13,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,368	1,846	1,975
Amortization of intangible assets	5,763	6,272	4,431
Stock-based compensation	5,822	3,110	1,568
Change in fair value of Blammo earnout	167	(61)	—
Interest expense on debt	—	4	413
Amortization of loan agreement costs	—	70	188
Non-cash foreign currency remeasurement (gain)/loss	365	(789)	699
Impairment of goodwill	3,613	—	—
Impairment of prepaid royalties and guarantees	—	531	663
Changes in allowance for doubtful accounts	281	296	(42)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,430	(64)	5,237
Prepaid royalties	483	1,458	3,696
Prepaid expenses and other assets	(842)	168	(414)
Accounts payable	(586)	602	1,139
Other accrued liabilities	(459)	(177)	(1,223)
Accrued compensation	(1,300)	978	1,839
Accrued royalties	(1,133)	(3,402)	(5,278)
Deferred revenues	680	8,103	231
Accrued restructuring charge	(883)	(1,575)	1,055
Other long-term liabilities	(3,059)	(2,996)	(505)

Net cash (used in)/provided by operating activities	(6,749)	(6,727)	2,249

Cash flows from investing activities:
Purchase of property and equipment	(2,014)	(2,708)	(710)
Purchase of intangible assets	(5,000)	—	—
Net cash received from acquisitions	913	10,342	—

Net cash (used in)/provided by investing activities	(6,101)	7,634	(710)

Cash flows from financing activities:
Proceeds from line of credit	—	—	37,356
Payments on line of credit	—	(2,288)	(39,729)
MIG loan payments	—	(698)	(10,302)
Proceeds from public offering, net	—	15,661	—
Proceeds from private placement, net	—	—	13,218
Proceeds from exercise of stock options and ESPP	2,586	1,993	598
Proceeds from exercise of stock warrants and issuance of common stock	619	3,711	—

Net cash provided by financing activities	3,205	18,379	1,141

Effect of exchange rate changes on cash	(242)	63	(327)

Net increase/(decrease) in cash and cash equivalents	(9,887)	19,349	2,353
Cash and cash equivalents at beginning of period	32,212	12,863	10,510

Cash and cash equivalents at end of period	$22,325	$32,212	$12,863

Supplemental disclosures of cash flow information
Common stock issued for acquisitions	$2,796	$33,158	$—
Interest paid	$—	$—	$1,349
Income taxes paid	$394	$1,453	$507

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops and publishes a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play store, Amazon Appstore and others (“Digital Storefronts”). The Company creates games based on its own original intellectual property, as well as third-party licensed brands.

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

Revenue Recognition—Restated

The Company generates revenues through the sale of games on traditional feature phones and smartphones and tablets, such as Apple’s iPhone and iPad and other mobile devices utilizing Google’s Android operating system. Feature phone games are distributed primarily through wireless carriers and smartphone games are distributed primarily through Digital Storefronts.

Smartphone revenue

The Company distributes its games for smartphones and tablets to the end customer through Digital Storefronts. Within these Digital Storefronts, users can download the Company’s free-to-play games and pay to acquire virtual currency which can be redeemed in the game for virtual goods. The Company recognizes revenue, when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue the Company reports in each period. For the purposes of determining when the service has been provided to the player, the Company has determined that an implied obligation exists to the paying user to continue displaying the purchased virtual goods within the game over the estimated average playing period of paying players for the game, which represents the Company’s best estimate of the estimated average life of virtual goods.

The Company sells both consumable and durable virtual goods and receives reports from the Digital Storefronts, which breakdown the various purchases made from their games over a given time period. The Company reviews these reports to determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. The Company’s revenues from consumable virtual goods have been immaterial over the previous two years and are one-time actions that can be purchased directly by the player through the Digital Storefront. The Company recognizes the revenues from these items immediately, since it believes that the delivery obligation has been met and there are no further implicit or explicit performance obligations related to the purchase of that consumable virtual good. Revenues from durable virtual goods are generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as weapons, armor or other accessories to enhance their game-playing experience. The durable virtual goods remain in the game for as long as the player continues to play. The Company believes this represents an implied service obligation, and accordingly, recognizes the revenues from the purchase of these durable virtual goods over the estimated average playing period of paying users. Based on the Company’s analysis, the estimated weighted average useful life of a paying user is approximately three months, and this estimate has been consistent since the Company’s initial analysis. If a new game is launched and only a limited period of paying player data is available, then the Company also considers other qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in the Company’s estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads and offers. Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. Certain offer advertisements that result in the user receiving virtual currency for redemption within a game are deferred and recognized over the average playing period of paying users.

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

Principal Agent Considerations

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, the Company evaluates its carrier and Digital Storefront agreements in order to determine whether or not it is acting as the principal or as an agent when selling its games, which it considers in determining if revenue should be reported gross or net. The Company primarily uses Digital Storefronts for distributing its smartphone games, whereas carriers are used for distribution of the Company’s feature phone games. Key indicators that the Company evaluates to reach this determination include:

•	the terms and conditions of the Company’s contracts with the carriers and the Digital Storefronts;

•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;

•	whether the Company is paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game or transaction;

•	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and

•	the party responsible for the fulfillment of the game and that determines the specifications of the game.

Based on the evaluation of the above indicators, the Company determined that it is generally acting as a principal and is the primary obligor to end-users for smartphone games distributed through digital storefronts and therefore recognizes revenue related to these arrangements on a gross basis. For feature phone games, the Company concluded that the carriers are the primary obligor and therefore recognizes revenue for the amounts due from the carriers on a net basis.

Deferred Platform Commissions and Royalties—Restated

Digital Storefronts retain platform commissions and fees on each purchase made by the paying players through the Digital Storefront. The Company is also obligated to pay ongoing licensing fees in the form of royalties related to the games developed based on intellectual property licensed from third parties. Additionally, certain smartphone games sold through digital storefronts require the revenue to be deferred due to an implied obligation to the paying player to continue displaying the purchased virtual goods within the game over the estimated average playing period of paying players for the game. As revenues from sales to paying players through Digital Storefronts are deferred, the related direct and incremental platform commissions and fees as well as third party royalties are also deferred and reported in “Prepaid expenses and other” on the consolidated balance sheets. The deferred platform commissions and royalties are recognized in the consolidated statements of operations in “Cost of revenues” in the period in which the related sales are recognized as revenues.

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

Concentration of Credit Risk—Restated

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable.

The Company derives its accounts receivable from revenues earned from customers or through Digital Storefronts located in the U.S. and other locations outside of the U.S. The Company performs ongoing credit evaluations of its customers’ and the Digital Storefronts’ financial condition and, generally, requires no collateral from its customers or the Digital Storefronts. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectability on a monthly basis. It reviews all other balances quarterly. The Company charges off accounts receivable balances against the allowance when it determines that the amount will not be recovered.

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2012	2011	2010
	(Restated)	(Restated)	(Revised)
Apple	41.3%	26.5%	10.7
Google	20.3	—	—
Tapjoy	10.7	11.6	—
Verizon Wireless	—	—	14.7

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

NOTE 1A — RESTATEMENT OF FINANCIAL STATEMENTS

Restatement Background

While preparing the Company’s financial outlook for the third quarter and full year of 2013, the Company’s management consulted with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, regarding the appropriate revenue recognition methodology for a new type of online-only game – the Company’s “Games-as-a-Service” titles – that the Company expects to introduce in the second half of 2013. The Company expects that these titles will primarily be sold through Digital Storefronts. As a result of these discussions, it was determined that revenues generated from sales to end customers through the Digital Storefronts of the Company’s existing games should have been recorded on a gross basis because, upon further review of the agreements with the Digital Storefronts, it was determined that the Company should be considered the principal in the sales transaction. The Company has therefore corrected its revenue recognition policy to record on a gross basis the revenues attributable to sales to end customers through the Digital Storefronts.

Accordingly, the Company is restating its previously issued consolidated financial statements for the years ended December 31, 2011 and 2012 and revising its previously issued consolidated financial statements for the year ended December 31, 2010 to correct for the error in the Company’s presentation of smartphone revenues and cost of revenues, as well as corresponding adjustments to the Company’s deferred revenues and deferred cost of revenues. This resulted in an increase in the Company’s previously reported revenues and a corresponding identical increase in cost of revenues. This decreased the Company’s gross margin (gross profit as a percent of revenue) in each reporting period, but had no effect on gross profit, operating income/(loss), net income/(loss), cash flows or any per share amounts for any period. In addition, these changes did not change the timing of recognition of any revenues or costs among reporting periods.

The following tables summarize the impact of the restatements on each affected line of the Company’s Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Prepaid expenses and other	$2,487	$2,680	$5,167	$1,881	$2,206	$4,087
Total assets	72,275	2,680	74,955	82,804	2,206	85,010
Deferred revenues	9,031	2,680	11,711	7,139	2,206	9,345
Total liabilities	33,388	2,680	36,068	33,631	2,206	35,837
Total liabilities and stockholders’ equity	72,275	2,680	74,955	82,804	2,206	85,010

The following tables summarize the impact of the restatements and revisions on each affected line of the Company’s Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Revised
Revenues	$87,493	$20,690	$108,183	$66,185	$7,840	$74,025	$64,345	$2,459	$66,804
Cost of revenues:
Platform commissions, royalties and other	8,940	20,690	29,630	12,389	7,840	20,229	16,643	2,459	19,102
Impairment of prepaid royalties and guarantees	—	—	—	531	—	531	663	—	663
Amortization of intangible assets	3,783	—	3,783	5,447	—	5,447	4,226	—	4,226

Total cost of revenues	12,723	20,690	33,413	18,367	7,840	26,207	21,532	2,459	23,991

Gross profit	$74,770	$—	$74,770	$47,818	$—	$47,818	$42,813	$—	$42,813

The following tables summarize the impact of the restatements and revisions on each affected line of the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Revised
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	$(368)	$(474)	$(842)	$2,073	$(1,905)	$168	$(113)	$(301)	$(414)
Deferred revenues	206	474	680	6,198	1,905	8,103	(70)	301	231
Net cash (used in)/provided by operating activities	(6,749)	—	(6,749)	(6,727)	—	(6,727)	2,249	—	2,249

Impact of restatement on quarterly results (unaudited)

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Balance Sheets as of March 31, June 30, and September 30, 2012, respectively:

	As of March 31, 2012 (unaudited)			As of June 30, 2012 (unaudited)			As of September 30, 2012 (unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Prepaid expenses and other	$1,828	$2,529	$4,357	$2,107	$2,474	$4,581	$2,972	$2,444	$5,416
Total assets	80,341	2,529	82,870	79,813	2,474	82,287	78,477	2,444	80,921
Deferred revenues	7,188	2,529	9,717	7,740	2,474	10,214	8,835	2,444	11,279
Total liabilities	35,719	2,529	38,248	37,280	2,474	39,754	33,548	2,444	35,992
Total liabilities and stockholders’ equity	80,341	2,529	82,870	79,813	2,474	82,287	78,477	2,444	80,921

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012:

	Three Months Ended March 31, 2012			Three Months Ended June 30, 2012			Six Months Ended June 30, 2012			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	(unaudited)			(unaudited)			(unaudited)			(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$21,544	$4,965	$26,509	$23,621	$5,643	$29,264	$45,165	$10,608	$55,773	$21,347	$4,752	$26,099	$66,512	$15,360	$81,872
Cost of revenues:
Platform commissions, royalties and other	2,557	4,965	7,522	2,137	5,643	7,780	4,694	10,608	15,302	2,194	4,752	6,946	6,888	15,360	22,248
Amortization of intangible assets	753	—	753	932	—	932	1,685	—	1,685	1,025	—	1,025	2,710	—	2,710

Total cost of revenues	3,310	4,965	8,275	3,069	5,643	8,712	6,379	10,608	16,987	3,219	4,752	7,971	9,598	15,360	24,958

Gross profit	$18,234	$—	$18,234	$20,552	$—	$20,552	$38,786	$—	$38,786	$18,128	$—	$18,128	$56,914	$—	$56,914

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Statements of Cash Flows for the three, six, and nine months ended March 31, June 30, and September 30, 2012, respectively:

	Three Months Ended March 31, 2012			Six Months Ended June 30, 2012			Nine Months Ended September 30, 2012
	(unaudited)			(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	$55	$(323)	$(268)	$(433)	$(268)	$(701)	$(1,247)	$(238)	$(1,485)
Deferred revenues	47	323	370	599	268	867	10	238	248
Net cash used in operating activities	(4,144)	—	(4,144)	(2,572)	—	(2,572)	(5,128)	—	(5,128)

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Balance Sheets as of March 31, June 30, and September 30, 2011, respectively:

	As of March 31, 2011 (unaudited)			As of June 30, 2011 (unaudited)			As of September 30, 2011 (unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Prepaid expenses and other	$1,687	$243	$1,930	$2,450	$426	$2,876	$4,027	$713	$4,740
Total assets	55,207	243	55,450	57,552	426	57,978	90,057	713	90,770
Deferred revenues	1,577	243	1,820	1,811	426	2,237	2,393	713	3,106
Total liabilities	27,335	243	27,578	27,660	426	28,086	31,889	713	32,602
Total liabilities and stockholders’ equity	55,207	243	55,450	57,552	426	57,978	90,057	713	90,770

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2011, the three and six months ended June 30, 2011 and the three and nine months ended September 30, 2011:

	Three Months Ended March 31, 2011			Three Months Ended June 30, 2011			Six Months Ended June 30, 2011			Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	(unaudited)			(unaudited)			(unaudited)			(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$16,426	$1,186	$17,612	$17,680	$1,756	$19,436	$34,106	$2,942	$37,048	$16,905	$2,348	$19,253	$51,011	$5,290	$56,301
Cost of revenues:
Platform commissions, royalties and other	3,469	1,186	4,655	3,121	1,756	4,877	6,590	2,942	9,532	3,223	2,348	5,571	9,813	5,290	15,103
Impairment of prepaid royalties and guarantees	371	—	371	—	—	—	371	—	371	160	—	160	531	—	531
Amortization of intangible assets	817	—	817	703	—	703	1,520	—	1,520	2,375	—	2,375	3,895	—	3,895

Total cost of revenues	4,657	1,186	5,843	3,824	1,756	5,580	8,481	2,942	11,423	5,758	2,348	8,106	14,239	5,290	19,529

Gross profit	$11,769	$—	$11,769	$13,856	$—	$13,856	$25,625	$—	$25,625	$11,147	$—	$11,147	$36,772	$—	$36,772

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Statements of Cash Flows for the three, six and nine months ended March 31, June 30, and September 30, 2011, respectively:

	Three Months Ended March 31, 2011			Six Months Ended June 30, 2011			Nine Months Ended September 30, 2011
	(unaudited)			(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	$886	$58	$944	$275	$(125)	$150	$(107)	$(412)	$(519)
Deferred revenues	735	(58)	677	969	125	1,094	1,451	412	1,863
Net cash used in operating activities	(2,121)	—	(2,121)	(2,578)	—	(2,578)	(2,470)	—	(2,470)

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

Pro Forma Financial Information—Restated (unaudited)

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

	Year Ended December 31,
	2011	2010
	(Restated)	(Revised)
Total pro forma revenues	$84,704	$87,659
Pro forma net loss	(21,256)	(16,620)
Pro forma net loss per share — basic and diluted	(0.35)	(0.40)

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

Prepaid expenses and other (Restated)

Prepaid expenses and other includes deferred platform commission fees of $2,680 and $2,206 at December 31, 2012 and 2011, respectively.

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

Stock Option Activity

The following table summarizes the Company’s stock option activity:

		Options Outstanding
			Weighted	Weighted
		Number	Average	Average	Aggregate
	Shares	of	Exercise	Contractual	Intrinsic
	Available	Shares	Price	Term (Years)	Value
Balances at December 31, 2009	2,654	4,841	3.49
Increase in authorized shares	3,911
Options granted	(4,841)	4,841	1.30
Options canceled	2,424	(2,424)	3.66
Options exercised	—	(330)	0.87

Balances at December 31, 2010	4,148	6,928	2.02
Increase in authorized shares	2,388
Options granted	(4,925)	4,925	3.66
Options canceled	1,250	(1,250)	2.50
Options exercised	—	(859)	1.90

Balances at December 31, 2011	2,861	9,744	2.80
Increase in authorized shares	300
Options granted	(3,399)	3,399	3.84
Options canceled	1,416	(1,416)	3.89
Options exercised	—	(806)	1.68

Balances at December 31, 2012	1,178	10,921	$3.07	4.17	$3,684

Options vested and expected to vest at December 31, 2012		9,429	$3.03	4.03	$3,523
Options exercisable at December 31, 2012		4,705	$2.92	3.33	$2,517

At December 31, 2012, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Number Outstanding	Contractual Life (in Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.42 - $ 1.19	1,345	2.82	$1.03	986	$1.00
$1.21- $ 1.23	1,110	3.03	1.22	764	1.22
$1.30 - $ 2.03	1,302	3.66	1.67	691	1.66
$2.16 - $ 2.83	380	5.71	2.30	18	2.45
$2.90 - $ 2.90	1,273	4.78	2.90	376	2.90
$2.98 - $ 3.29	1,130	5.69	3.28	31	3.17
$3.39 - $ 3.78	1,098	4.05	3.72	497	3.71
$3.88 - $ 4.30	1,209	4.95	4.25	132	4.06
$4.35 - $ 4.66	1,123	4.41	4.53	465	4.52
$4.72 - $ 11.88	951	3.73	6.33	745	6.67

$0.42 - $ 11.88	10,921	4.17	$3.07	4,705	$2.92

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

NOTE 12 — SEGMENT REPORTING - RESTATED

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

Accordingly, the Company reports as a single reportable segment—mobile games. For purpose of enterprise-wide disclosures, a breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Year Ended December 31,
	2012	2011	2010
	(Restated)	(Restated)	(Revised)
Feature phone	$13,135	$31,091	$54,475
Smartphone	95,048	42,934	12,329

	$108,183	$74,025	$66,804

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

	Year Ended December 31,
	2012	2011	2010
	(Restated)	(Restated)	(Revised)
United States of America	$57,816	$36,765	$30,226
Americas, excluding the USA	5,051	6,528	9,713
EMEA	22,381	20,621	17,917
APAC	22,935	10,111	8,948

	$108,183	$74,025	$66,804

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

NOTE 14 — QUARTERLY FINANCIAL DATA - RESTATED (unaudited, in thousands)

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

	For the Three Months Ended
	2011					2012
	March 31	June 30		September 30	December 31	March 31		June 30	September 30	December 31
	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)
Revenues	$17,612	$19,436		$19,253	$17,724	$26,509		$29,264	$26,099	$26,311
Cost of revenues:
Platform commissions, royalties and other	4,655	4,877		5,571	5,126	7,522		7,780	6,946	7,382
Impairment of prepaid royalties and guarantees	371	—		160	—	—		—	—	—
Amortization of intangible assets	817	703	(a)	2,375	1,552	753		932	1,025	1,073

Total cost of revenues	5,843	5,580		8,106	6,678	8,275		8,712	7,971	8,455

Gross profit	11,769	13,856		11,147	11,046	18,234		20,552	18,128	17,856

Operating expenses:
Research and development	7,166	8,439	(b)	10,808 (b)	12,660 (d)	15,033		15,697 (d)	9,979	13,566
Sales and marketing	3,757	3,344		3,576	3,930	4,375		4,701	5,545	6,272
General and administrative	2,934	3,506		3,748	3,814	4,366		4,556	2,466	3,356
Amortization of intangible assets	—	—		330	495	495		495	495	495
Impairment of goodwill	—	—		—	—	—		— (f)	3,613	—
Restructuring charge	490	147		—	(92)	—		320	213	838

Total operating expenses	14,347	15,436		18,462	20,807	24,269		25,769	22,311	24,527

Income (loss) from operations	(2,578)	(1,580)		(7,315)	(9,761)	(6,035)		(5,217)	(4,183)	(6,671)
Interest and other income (expense), net	180	329		344	(106)	(366)		210	(455)	264

Loss before income taxes and
Loss before income taxes	(2,398)	(1,251)		(6,971)	(9,867)	(6,401)		(5,007)	(4,638)	(6,407)
Income tax benefit (provision)	(774)	(501	)(c)	813	(152)	(440	)(e)	2,019 (e)	1,075	(660)

Net loss	$(3,172)	$(1,752)		$(6,158)	$(10,019)	$(6,841)		$(2,988)	$(3,563)	$(7,067)

Net loss per share — basic and diluted	$(0.06)	$(0.03)		$(0.10)	$(0.16)	$(0.11)		$(0.05)	$(0.06)	$(0.11)

(a)	Amortization of intangible assets of $2,375 in the third quarter of 2011 was driven by increased amortization expense associated with intangible assets acquired in the acquisitions of Griptonite and Blammo.
(b)	Research and development expense of $10,808 and $12,660 in the third and fourth quarters of 2011 were related to additional personnel and facility costs associated with the acquisitions of Griptonite and Blammo.
(c)	The income tax benefit of $813 in the third quarter of 2011 was due primarily to the release of the valuation allowance associated with the acquisition of Griptonite.
(d)	Changes in the research and development expense from $15,033 in the first quarter of 2012 and $9,979 in the third quarter of 2012 was due primarily to changes in the fair market value of contingent consideration issued to employees who are former shareholders of Blammo.
(e)	The income tax benefit of $2,019 in the second quarter of 2012 was due primarily to the release of uncertain tax positions in certain foreign jurisdictions due to the expiration of the statute of limitations. The income tax benefit of $1,075 in the third quarter of 2012 was due primarily to the release of the GameSpy valuation allowance upon acquisition and changes in pre-tax income in certain foreign entities.
(f)	The goodwill impairment charge of $3,613 in the third quarter of 2012 was due to a decline in the estimated fair value of the APAC reporting unit attributable to an accelerated decline in the local feature phone business and the recent restructuring of the Company’s operations in the region.

Please refer to Note 1A, “Impact of Restatement on Quarterly Results (Unaudited)” for the impact of the restatement on the Company’s quarterly financial information.

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

None.

Item 9A. Controls and Procedures - Restated

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

Based on our evaluation at the time that our Original Filing was made on March 15, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, (1) our disclosure controls and procedures were designed to provide reasonable assurance and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide such reasonable assurance as of December 31, 2012 because of a material weakness in our internal control over financial reporting described below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Notwithstanding the material weakness described below, management, based upon the work performed during the restatement process, has concluded that our financial statements in this Amended Report are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation conducted at the time that our Original Filing was filed on March 15, 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

In connection with the restatement discussed in Note 1A to our consolidated financial statements in this Amended Report, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of a material weakness related to the application of revenue accounting guidance to our smartphone revenues for sales through digital storefronts. Specifically, our controls surrounding the application of accounting guidance to smartphone revenue transactions did not operate as designed. This control deficiency resulted in the misstatement of our revenues and cost of revenues, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of the unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years) and the revision of our consolidated financial statements for the year ended December 31, 2010, as discussed in Note 1A and Note 14 to our consolidated financial statements included in this Amended Filing.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 excluded GameSpy Industries Inc. because we acquired the company through a business combination in 2012. GameSpy Industries’ total assets and total revenues represented 0.9% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 53.

Remediation Plan

We are in the process of remediating this material weakness by, among other things, implementing and modifying certain accounting procedures, particularly those that involve our review of contractual agreements with the Digital Storefronts and new distribution channels, and assessment of other factors that contribute to the determination of whether Glu should be considered the principal or agent in sales transactions through those channels.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, we are in the process of remediating this material weakness relating to the application of the revenue accounting guidance relating to our smartphone revenues.

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

GLU MOBILE INC.

Date: August 9, 2013	By:	/s/ Eric R. Ludwig

Eric R. Ludwig, Executive Vice President and Chief Financial Officer

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.01	Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/02/11

2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/15/11

2.03	Share Purchase Agreement, dated as of August 1, 2011, by and among Glu, Blammo Games Inc. and each of the owners of the outstanding share capital of Blammo.	8-K	001-33368	2.02	08/02/11

2.04	Agreement and Plan of Merger, dated as of August 2, 2012 by and among Glu Mobile Inc., Galileo Acquisition Corp, IGN Entertainment, Inc. and GameSpy Industries, Inc.	10-Q	001-33368	2.01	11/09/12

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc.	8-K	001-33368	99.01	10/28/08

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of June 15, 2009.	8-K	001-33368	10.01	06/15/09

10.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07

10.03(A)#	2007 Equity Incentive Plan, as amended.	8-K	001-33368	99.01	06/07/11

10.03(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement, (d) Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement and (e) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.04#	2007 Employee Stock Purchase Plan, as amended and restated on August 1, 2011.	10-K	001-33368	10.04	03/14/12

10.05#	2008 Equity Inducement Plan, as amended and restated on November 13, 2012.	10-K	001-33368	10.05	03/15/13

10.05(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10

10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.07#	Employment Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated December 28, 2009.	8-K	001-33368	99.02	01/04/10

10.08#	Summary of Compensation Terms of Niccolo M. de Masi.	8-K	001-33368	—	12/14/12

10.09#	Change of Control Severance Agreement, dated as of December 28, 2009, by and between Glu Mobile Inc. and Niccolo M. de Masi.	8-K	001-33368	99.03	01/04/10

10.10#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated as of December 28, 2009.	10-Q	001-33368	10.01	11/14/11

10.11#	Summary of Compensation Terms of Eric R. Ludwig.	8-K	001-33368	—	12/14/12

10.12#	Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.09	03/13/09

10.13#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of October 10, 2008.	10-Q	001-33368	10.02	11/14/11

10.14#	Summary of Compensation Terms of Scott J. Leichtner.	8-K	001-33368	—	12/14/12

10.15#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Scott J. Leichtner, dated as of July 7, 2011.	10-K	001-33368	10.15	03/15/13

10.16#	Offer Letter between Glu Mobile Inc. and Matthew Ricchetti, dated as of October 8, 2012.	10-K	001-33368	10.16	03/15/13

10.17#	Glu Mobile Inc. 2012 Executive Bonus Plan.	8-K	001-33368	99.01	12/12/11

10.18#	Glu Mobile Inc. 2013 Executive Bonus Plan.	8-K/A	001-33368	99.01	01/18/13

10.19#	Summary of Non-Employee Director Compensation Program, adopted on October 4, 2012.	10-K	001-33368	10.19	03/15/13

10.20	Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.01	10/04/10

10.21	First Amendment to Sublease, dated as of September 29, 2010, by and between BlackRock Institutional Trust Company and Glu Mobile Inc.	8-K	001-33368	99.02	10/04/10

10.22	Lease Agreement by and among Foundation 9 Entertainment, Inc., Griptonite, Inc. and Marymoor Warehouse Associates, LLC, dated as of November 5, 2007	10-Q	001-33368	10.05	11/14/11

10.23	Second Amendment to Lease Agreement, dated as of August 9, 2012, to the Lease Agreement by and among Glu Mobile Inc. and Marymoor Warehouse Associates, LLC, dated as of November 5, 2007.	10-Q	001-33368	2.01	11/09/12

10.24	Form of Warrant dated as of May 2, 2006 by and between Pinnacle Ventures I Equity Holdings LLC and Glu Mobile Inc., by and between Pinnacle Ventures I Affiliates, L.P. and Glu Mobile Inc., and by and between Pinnacle Ventures II Equity Holdings, LLC and Glu Mobile Inc.	S-1	333-139493	10.20	12/19/06

10.25	Purchase Agreement, dated as of June 30, 2010, by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	99.01	07/06/10
10.26	Form of Warrant by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	4.01	07/06/10
10.27	iOS Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.	10-K	001-33368	10.27	03/15/13
10.28	Android Market Developer Distribution Agreement between Glu Games Inc. and Google Inc., as amended to date.	10-K	001-33368	10.28	03/15/13
10.29+	Publisher Agreement, dated as of August 9, 2012, by and between Glu Games Inc. and Tapjoy, Inc.	10-Q	001-33368	10.01	05/10/12
10.30++	Amendment No. 1 to Publisher Agreement, entered into as of February 26, 2013, by and between Glu Games Inc. and Tapjoy, Inc.	10-K	001-33368	10.30	03/15/13
10.31+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q/A	001-33368	10.01	10/12/12
10.32+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari Inc.	10-Q	001-33368	10.02	08/09/12
10.33++	Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 29, 2012.	10-K	001-33368	10.33	03/15/13
21.01	List of Subsidiaries of Glu Mobile Inc.	10-K	001-33368	21.01	03/15/13
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.01	Power of Attorney (see the Signature Page to this report).	10-K	001-33368	24.01	03/15/13
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*					X
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a). *					X

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates a management compensatory plan or arrangement.
+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to an order granting confidential treatment issued by the SEC under Rule 24b-2 as promulgated under the Exchange Act.
++	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
†	Indicates furnished herewith.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.