Form 10-Q/A
period 2013-03-31
GLU MOBILE INC
filed 2013-08-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2013 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2012 and March 31, 2013 and our unaudited condensed consolidated financial statements for the year ended December 31, 2012, which have been derived from the restated audited consolidated financial statements as of that date. This Amended Filing also amends certain other Items in the Original Filing, as listed in “Items Amended in this Amended Filing” below, as a result of the restatement. Details are discussed below and in Note 1A (Restatement of Financial Statements) to the accompanying unaudited condensed consolidated financial statements.

Restatement Background

On July 31, 2013, the Audit Committee of our Board of Directors determined, in consultation with Glu’s management and PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), that the following financial statements that we previously filed with the SEC should no longer be relied upon: (1) the audited consolidated financial statements for the years ended December 31, 2011 and December 31, 2012; (2) the unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30 for 2012 (including the corresponding 2011 quarterly periods contained therein); and (3) the unaudited condensed consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2013.

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

Accordingly, we have restated our previously issued consolidated financial statements for the years ended December 31, 2011 and 2012 and are restating our previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2013 to correct for the error in our presentation of smartphone revenues and cost of revenues, as well as corresponding adjustments to our deferred revenues and deferred cost of revenues. This resulted in an increase in our previously reported revenues and a corresponding identical increase in cost of revenues. This decreased our gross margin (gross profit as a percent of revenue) in each reporting period, but had no effect on gross profit, operating income/(loss), net income/(loss), cash flows or any per share amounts for any period. In addition, these changes did not change the timing of recognition of any revenues or costs among reporting periods.

A detailed discussion of the impact of the proper accounting for smartphone revenue recognition is contained in Note 1A to the notes to our audited consolidated financial statements in Part II – Item 8 of our Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC concurrently herewith (the “Form 10-K/A”).

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of this Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amended Filing.

Items Amended in This Amended Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I– Item 4. Controls and Procedures; and

•	Part II – Item 1A. Risk Factors.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Amended Filing.

We have not updated items in this Amended Filing to reflect events occurring after the Original Filing date, other than those associated with the restatement of our financial statements.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$21,246	$22,325
Accounts receivable, net	12,358	11,881
Prepaid royalties	100	—
Prepaid expenses and other	5,286	5,167

Total current assets	38,990	39,373
Property and equipment, net	4,620	5,026
Other long-term assets	435	227
Intangible assets, net	9,328	10,889
Goodwill	19,448	19,440

Total assets	$72,821	$74,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,685	$7,269
Accrued liabilities	1,988	2,124
Accrued compensation	3,056	5,989
Accrued royalties	2,368	2,781
Accrued restructuring	401	4
Deferred revenues	11,593	11,711

Total current liabilities	27,091	29,878
Other long-term liabilities	5,827	6,190

Total liabilities	32,918	36,068

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at March 31, 2013 and December 31, 2012; 68,255 and 66,022 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7	6
Additional paid-in capital	277,784	271,016
Accumulated other comprehensive income/(loss)	(89)	167
Accumulated deficit	(237,799)	(232,302)

Total stockholders’ equity	39,903	38,887

Total liabilities and stockholders’ equity	$72,821	$74,955

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
Revenues	$24,605	$26,509
Cost of revenues:
Platform commissions, royalties and other	7,462	7,522
Amortization of intangible assets	1,074	753

Total cost of revenues	8,536	8,275

Gross profit	16,069	18,234

Operating expenses:
Research and development	11,630	15,033
Sales and marketing	5,008	4,375
General and administrative	3,919	4,366
Amortization of intangible assets	495	495
Restructuring charge	511	—

Total operating expenses	21,563	24,269

Loss from operations	(5,494)	(6,035)
Interest and other income/(expense), net:
Interest income	3	7
Other income/(expense), net	129	(373)

Interest and other income/(expense), net	132	(366)

Loss before income taxes	(5,362)	(6,401)
Income tax provision	(135)	(440)

Net loss	$(5,497)	$(6,841)

Net loss per common share — basic and diluted	$(0.08)	$(0.11)
Weighted average common shares outstanding — basic and diluted	66,397	63,229

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

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(5,497)	$(6,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	731	562
Amortization of intangible assets	1,569	1,248
Stock-based compensation	1,245	3,836
Change in fair value of Blammo earnout	29	645
Non-cash foreign currency remeasurement (gain)/loss	(129)	373
Non-cash restructuring charges	(89)	—
Changes in allowance for doubtful accounts	19	6
Changes in operating assets and liabilities:
Accounts receivable	(609)	(1,209)
Prepaid royalties	—	79
Prepaid expenses and other assets	(129)	(268)
Accounts payable	550	(1,189)
Accrued liabilities	(120)	18
Accrued compensation	(1,075)	(921)
Accrued royalties	(477)	(518)
Deferred revenues	(121)	370
Accrued restructuring charge	333	(261)
Other long-term liabilities	28	(74)

Net cash used in operating activities	(3,742)	(4,144)

Cash flows used in investing activities:
Purchase of property and equipment	(358)	(286)
Other investing activities	(200)	—

Net cash used in investing activities	(558)	(286)

Cash flows from financing activities:
Proceeds from exercise of warrants and issuance of common stock	2,495	75
Proceeds from exercise of stock options and ESPP	818	1,096

Net cash provided by financing activities	3,313	1,171

Effect of exchange rate changes on cash	(92)	(11)

Net decrease in cash and cash equivalents	(1,079)	(3,270)
Cash and cash equivalents at beginning of period	22,325	32,212

Cash and cash equivalents at end of period	$21,246	$28,942

Supplemental disclosure of cash flow information
Common stock issued for property and equipment	$189	$—

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1—The Company, Basis of Presentation and Summary of Significant Accounting Policies

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops and publishes a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who purchase its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play store, Amazon Appstore, and others (“Digital Storefronts”). The Company creates games based on its own original intellectual property as well as third-party licensed brands.

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the SEC on August 9, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2013 and its restated unaudited condensed consolidated results of operations for the three months ended March 31, 2013 and 2012, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated balance sheet presented as of December 31, 2012 (restated) has been derived from the audited consolidated financial statements (restated) as of that date.

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

The Company derives its accounts receivable from revenues earned from customers or through Digital Storefronts located in the U.S. and other locations outside of the U.S. The Company performs ongoing credit evaluations of its customers’ and the Digital Storefronts’ financial condition and currently does not require any collateral from its customers or the Digital Storefronts. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectability on a monthly basis and all other balances quarterly. The Company writes off accounts receivable balances against the allowance when it determines that the amount will not be recovered.

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
Apple	47.6%	43.8%
Google	19.5	17.4

At March 31, 2013, Apple accounted for 48.0%, and Medium Entertainment (PlayHaven) accounted for 10.6% of total accounts receivable. At December 31, 2012, Apple accounted for 44.3%, Medium Entertainment accounted for 13.2% and Google accounted for 10.8% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Note 1A – Restatement of Financial Statements

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

Accordingly, the Company has restated its previously issued consolidated financial statements for the years ended December 31, 2011 and 2012 and is restating its previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2013 to correct for the error in our presentation of smartphone revenues and cost of revenues, as well as corresponding adjustments to the Company’s deferred revenues and deferred cost of revenues. This resulted in an increase in the Company’s previously reported revenues and a corresponding identical increase in cost of revenues. This decreased the Company’s gross margin (gross profit as a percent of revenue) in each reporting period, but had no effect on gross profit, operating income/(loss), net income/(loss), cash flows or any per share amounts for any period. In addition, these changes did not change the timing of recognition of any revenues or costs among reporting periods.

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	(unaudited)			December 31, 2012
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Prepaid expenses and other	$2,386	$2,900	$5,286	$2,487	$2,680	$5,167
Total assets	69,921	2,900	72,821	72,275	2,680	74,955
Deferred revenues	8,693	2,900	11,593	9,031	2,680	11,711
Total liabilities	30,018	2,900	32,918	33,388	2,680	36,068
Total liabilities and stockholders’ equity	69,921	2,900	72,821	72,275	2,680	74,955

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, respectively:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$19,131	$5,474	$24,605	$21,544	$4,965	$26,509
Cost of revenues:
Platform commissions, royalties and other	1,988	5,474	7,462	2,557	4,965	7,522
Amortization of intangible assets	1,074	—	1,074	753	—	753

Total cost of revenues	3,062	5,474	8,536	3,310	4,965	8,275

Gross profit	$16,069	$—	$16,069	$18,234	$—	$18,234

The following tables summarize the impact of the restatements on each affected line of the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, respectively:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	$91	$(220)	$(129)	$55	$(323)	$(268)
Deferred revenues	(341)	220	(121)	47	323	370
Net cash used in operating activities	(3,742)	—	(3,742)	(4,144)	—	(4,144)

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

Liabilities for Contingent Consideration

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of freemium games for the iOS platform located in Toronto, Canada. Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, (i) 1,000 shares of the Company’s common stock plus (2) up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015.

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

Prepaid expenses and other (Restated)

Prepaid expenses and other includes platform commissions of $2,900 and $2,680 that have been deferred as of March 31, 2013 and December 31, 2012, respectively.

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

Note 11—Segment Reporting—Restated

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

Accordingly, the Company reports as a single reportable segment—mobile games. For purpose of enterprise-wide disclosures, a breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended March 31,
	2013	2012
	(Restated)	(Restated)
	(in thousands)
Feature phone	$1,856	$4,165
Smartphone	22,749	22,344

Revenues	$24,605	$26,509

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

	Three Months Ended March 31,
	2013	2012
	(Restated)	(Restated)
United States of America	$11,024	$15,054
Americas, excluding the USA	1,159	1,179
EMEA	5,451	5,606
APAC	6,971	4,670

	$24,605	$26,509

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

ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

• our expectation that the migration of users from feature phone to smartphone devices will continue in 2013 and for the foreseeable future as consumers continue to upgrade their mobile phones;

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

• our expectations with regard to our gross margin, operating expenses, contractual obligations and 2013 financial guidance;

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

Restatement

As discussed in the Explanatory Note and in Note 1A to the accompanying financial statements to this Amended Filing, we are restating our unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2012 and March 31, 2013. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2013, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended March 31, 2013 were $24.6 million, a 7.2% decrease compared to the three months ended March 31, 2012, in which we reported revenues of $26.5 million. This decrease was primarily due to a decrease in revenues that we generated from our feature phone business, due to the continued migration of users from feature phones to smartphone devices. Our smartphone revenues increased from $22.3 million for the three months ended March 31, 2012 to $22.7 million for the three months ended March 31, 2013, and our feature phone revenues declined from $4.2 million in the three months ended March 31, 2012 to $1.9 million for the three months ended March 31, 2013. We believe that the migration of users from feature phones to smartphone devices will continue during 2013 and for the foreseeable future as consumers continue to upgrade their mobile phones. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and other advanced platforms, such as the Mac App Store and Google Chrome, and intend to continue to devote significantly fewer resources towards selling games for feature phones in future periods.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 57.0% of our total revenues for the three months ended March 31, 2013 compared with 57.5% of our total revenues for the three months ended March 31, 2012. We generated the majority of these iOS-related revenues from in-app purchases and sales of premium games made through the Apple App Store, which represented 47.6% of our total revenues for the three months ended March 31, 2013 compared with 43.8% of our total revenues for the three months ended March 31, 2012, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 29.4% and 22.4% of our total revenues for the three months ended March 31, 2013 and 2012, respectively, from the Android platform. We generated the majority of our Android-related revenues from in-app purchases and sales of premium games made through the Google Play store, which represented 19.5% and 17.4% of our total revenues for the three months ended March 31, 2013 and 2012, respectively, with the balance of our Android-related revenues generated from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store). We expect the percentage of our total revenues that we derive from each of Apple and Google to increase in 2013 compared to 2012.

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

However, for us to continue to execute on our strategy, we must improve our monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry in 2013 and beyond. Accordingly, we have implemented a number of measures designed to improve our game monetization. These include: (1) hiring a number of new personnel with monetization expertise, (2) including new categories of games (such as role-playing games and real-time strategy games) in our planned 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games, and (3) including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, we have begun transitioning towards becoming a games-as-a-service company, in which the majority of our future games will be only playable online. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to hire a significant number of additional monetization, live operations, server technology, user experience and product management personnel to support our transition to becoming a games-as-a-service company.

We also intend to grow our revenues through our recently formed third party publishing initiative, Glu Publishing. Our Glu Publishing department will initially focus on entering into relationships with developers of successful games in Asian markets where Glu will localize and publish those games in the United States and other non-Asian markets. We expect to commercially release approximately six third party titles by the end of 2013 and expect this number to increase in 2014. Because we will pay these third party developers royalties, which may include upfront license fees or non-recoupable minimum guarantees, in order to obtain the rights to publish their games, our gross margins will be lower on our revenues generated from our Glu Publishing initiative.

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

Our net loss in the three months ended March 31, 2013 was $5.5 million versus a net loss of $6.8 million in the three months ended March 31, 2012. This decrease in our net loss was primarily due to a decrease in operating expenses of $2.7 million, driven by a $2.6 million change in the fair market value of contingent consideration issued to the Blammo shareholders, an increase in other income of $498,000 resulting from favorable foreign exchange movements in the first three months of 2013 compared to the comparable period of 2012, and a decrease in our tax provision of $305,000. These favorable factors were partially offset by a decrease in revenues of $1.9 million due primarily to a decline in feature phone revenues, and an increase in our cost of revenues of $261,000 due to increased platform commissions resulting from higher volume of revenue transactions through the Digital Storefronts. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, and these currencies fluctuated significantly in 2012 and the first three months of 2013.

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

	Three months ended March 31,
	2013	2012
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,894	3,218
Aggregate MAU	40,056	29,814
Aggregate ARPDAU (Restated)	$0.06	$0.07

The increase in aggregate DAU and MAU for the three months ended March 31, 2013 as compared to the same period of the prior year was primarily the result of increased downloads related to the launch of seven new freemium titles during the three months ended March 31, 2013, compared to four new freemium titles launched during the three months ended March 31, 2012. Our aggregate ARPDAU for the three months ended March 31, 2013 and March 31, 2012 have been restated due to our correction to gross accounting for revenues attributable to sales to end customers through Digital Storefronts. Our aggregate ARPDAU for the three months ended March 31, 2013 decreased slightly compared to the same period of the prior year due primarily to the fact that declines in the ARPDAU of our catalogue titles have not been offset by higher ARPDAU in titles released since March 31, 2012. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Critical Accounting Policies and Estimates

In connection with the error that resulted in the restatement of our financial statements as discussed in the Explanatory Note and in Note 1A to the accompanying unaudited condensed consolidated financial statements, we have corrected our Revenue Recognition (Smartphone revenue) critical accounting policy. Please see the Critical Accounting Policies section of Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K/A for the year ended December 31, 2012 for more information. Other than as set forth in the preceding sentences, management believes there were no significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2013 as compared to the Critical Accounting Policies and Estimates disclosed in Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K/A for the year ended December 31, 2012.

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

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

	Three Months Ended March 31,
	2013	2012
	(Restated)	(Restated)
	(in thousands)
Feature phone	$1,856	$4,165
Smartphone	22,749	22,344

Revenues	$24,605	$26,509

Our revenues decreased $1.9 million, or 7.2%, from $26.5 million for the three months ended March 31, 2012 to $24.6 million for the three months ended March 31, 2013, due to a $2.3 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $11.6 million of revenues as of March 31, 2013 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $2.1 million, from $11.5 million in the three months ended March 31, 2012 to $13.6 million in the three months ended March 31, 2013. This was primarily related to a $2.3 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts and OEM relationships, which was partially offset by declining revenues in EMEA and the Americas, excluding the United States. This increase in our international revenues was offset by a decrease of $4.0 million in our United States revenues, primarily related to declining feature phone and incented offer revenues.

Smartphone Revenues

	Three Months Ended March 31,
	2013	2012
	(Restated)	(Restated)
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$17,508	$15,917
Advertisements	1,524	1,828
Offers	1,518	2,836
Other	2,199	1,763

Smartphone Revenues	$22,749	$22,344

Our smartphone revenues increased $405,000, or 1.8%, from $22.3 million in the three months ended March 31, 2012 to $22.7 million in the three months ended March 31, 2013, which was primarily related to a $1.6 million increase in micro-transactions (in-app purchases). This increase was partially offset by a $1.3 million decrease in our revenues from offers which have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform. We generate our smartphone revenues from micro-transactions, advertisements or offers, and we may change the focus of our monetization efforts among these methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our smartphone revenues derived from micro-transactions purchases. Since the launch of our first freemium titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating freemium games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles.

Cost of Revenues

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$7,462	$7,522
Amortization of intangible assets	1,074	753

Total cost of revenues	$8,536	$8,275

Revenues	$24,605	$26,509

Gross margin	65.3%	68.8%

Our cost of revenues increased $261,000, or 3.2%, from $8.3 million in the three months ended March 31, 2012 to $8.5 million in the three months ended March 31, 2013. This increase was primarily due to a $509,000 increase in platform commission expense associated with a higher volume of revenue transactions through the Digital Storefronts, a $321,000 increase in amortization of intangible assets, and a $200,000 increase in hosting fees to support our freemium titles, and. This increase was partially offset by a $769,000 decrease in royalties associated with a decline in royalty-burdened revenue. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 78.0% in the three months ended March 31, 2012 to 89.2% in the three months ended March 31, 2013, primarily due to our focus on developing freemium games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 32.4% in the three months ended March 31, 2012 to 42.2% in the three months ended March 31, 2013, due to renewing a number of our existing licenses at higher royalty rates and higher royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 7.1% in the three months ended March 31, 2012 to 4.6% in the three months ended March 2013. We expect that our gross margin will decrease in 2013, as sales of games based on branded intellectual property is expected to increase compared to 2012, in large part due to our Glu Publishing initiative.

Research and Development Expenses

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Research and development expenses	$11,630	$15,033
Percentage of revenues (Restated)	47.3%	56.7%

Our research and development expenses decreased $3.4 million, or 22.6%, from $15.0 million in the three months ended March 31, 2012 to $11.6 million in the three months ended March 31, 2013. The decrease in research and development costs was primarily due to a $2.6 million decrease in stock-based compensation expense resulting from changes in the fair market values of contingent consideration issued to employees who are former shareholders of Blammo. Research and development expenses included $668,000 of stock-based compensation expense in the three months ended March 31, 2013 and $3.3 million in the three months ended March 31, 2012. As a result of the restructurings we implemented in the fourth quarter of 2012 and first quarter of 2013, our research and development headcount decreased from 482 employees at March 31, 2012 to 469 employees at March 31, 2013. Salaries and benefits remained relatively flat, despite the decrease to our research and development headcount, as the result of our hiring of a number of senior personnel with monetization and game design expertise during the quarter who on average have higher salaries than the individuals whose employment terminated as part of the restructuring. The decrease in our research and development expenses was also due to a $513,000 decrease in outside service fees due to lower external developer costs incurred in the first quarter of 2013, and a $344,000 decrease in variable compensation costs due to lower attainment of studio bonuses in the first quarter of 2013. As a percentage of revenues, research and development expenses decreased from 56.7% in the three months ended March 31, 2012 to 47.3% in the three months ended March 31, 2013. We anticipate that our research and development expenses will remain relatively flat in 2013 compared to 2012, as we believe that the restructuring measures that we undertook in the fourth quarter of 2012 and the first and second quarters of 2013 will enable us to hire additional games-as-a-service personnel with monetization expertise without increasing our overall research and development expenses 2013.

Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Sales and marketing expenses	$5,008	$4,375
Percentage of revenues (Restated)	20.4%	16.5%

Our sales and marketing expenses increased $633,000, or 14.5%, from $4.4 million in the three months ended March 31, 2012 to $5.0 million in the three months ended March 31, 2013. The increase was primarily due to an $805,000 increase in marketing promotions associated with our freemium games, which was partially offset by a $108,000 decrease in consulting fees for third party marketing firms utilized in Latin America and Asia, and an $110,000 decrease in variable compensation costs due to lower attainment of employee bonuses in the first quarter of 2013. Salaries and benefits expenses remained relatively flat, despite decreasing our sales and marketing headcount from 38 in the three months ended March 31, 2012 to 28 in the three months ended March 31, 2013, as a result of the restructuring that we undertook in our EMEA sales and marketing offices during the first quarter of 2013. As a percentage of revenues, sales and marketing expenses increased from 16.5% in the three months ended March 31, 2012 to 20.4% in the three months ended March 31, 2013. Sales and marketing expenses included $67,000 of stock-based compensation expense in the three months ended March 31, 2013 and $115,000 in the three months ended March 31, 2012. We expect our sales and marketing expenditures to continue to increase during 2013 in absolute dollars and as a percentage of revenues in connection with the sales and marketing initiatives we intend to undertake related to the new freemium games that we expect to release during 2013, including games we are publishing as part of our Glu Publishing initiative.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
General and administrative expenses	$3,919	$4,366
Percentage of revenues (Restated)	15.9%	16.5%

Our general and administrative expenses decreased $447,000, or 10.2%, from $4.4 million in the three months ended March 31, 2012 to $3.9 million in the three months ended March 31, 2013. The decrease was primarily due to a $616,000 change in the fair market value of contingent consideration issued to the Blammo non-employee shareholders and a $310,000 decrease in variable compensation, primarily relating to lower attainment of executive bonuses in the first quarter of 2013. Salaries and benefits expenses remained relatively flat, despite increasing our general and administrative headcount from 63 at March 31, 2012 to 69 at March 31, 2013. The decrease in general and administrative expenses was partially offset by a $268,000 increase in professional and consulting fees associated with recruiting and accounting services and a $145,000 increase in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses decreased from 16.5% in the three months ended March 31, 2012 to 15.9% in the three months ended March 31, 2013. General and administrative expenses included $510,000 of stock-based compensation expense in the three months ended March 31, 2013 and $461,000 million in the three months ended March 31, 2012. We anticipate that our general and administrative expenses will increase slightly during 2013 in absolute dollars and as a percentage of revenues. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our restructuring charge increased from zero in the three months ended March 31, 2012 to $511,000 in the three months ended March 31, 2013. Our restructuring charges for the three months ended March 31, 2013 were comprised of employee termination costs in our Brazil and EMEA offices, and facility-related costs related to streamlining of our facility in Kirkland, Washington and additional costs associated with vacating our Brazil office. We incurred termination costs of approximately $700 in our Kirkland, Washington studio and San Francisco headquarters during the second quarter of 2013 in order to better align research and development expenses with our current business strategy.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
	(Restated)	(Restated)
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$2,300	$1,810
Cash flows used in operating activities	(3,742)	(4,144)
Cash flows used in investing activities	(558)	(286)
Cash flows provided by financing activities	3,313	1,171

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K/A for the year ended December 31, 2012. Our market risk profile has not changed significantly during the first three months of 2013.

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

As of March 31, 2013 and December 31, 2012, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, and Russia and our current deposits are likely in excess of insured limits.

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

ITEM 4. CONTROLS AND PROCEDURES - RESTATED

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15 (e) under the Exchange Act, as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Based on the foregoing, in the evaluation of disclosure controls and procedures included in our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer subsequently concluded that the material weakness related to the application of revenue accounting guidance as described in Item 9A — Controls and Procedures – Restated “Management’s Report on Internal Control over Financial Reporting” included in the Form 10-K/A filed on August 9, 2013 also existed as of March 31, 2013. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness in our internal control over financial reporting as of March 31, 2013 related to the application of revenue accounting guidance to our smartphone revenues for sales through digital storefronts. Specifically, our controls surrounding the application of the accounting guidance to smartphone revenue transactions did not operate as designed. This control deficiency resulted in the misstatement of our revenues and cost of revenues, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of the unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years) as discussed in Note 1A and Note 14 to our consolidated financial statements included in our annual report on Form 10-K/A filed on August 9, 2013.

Notwithstanding the identified material weakness, management, based on the work performed during the restatement process described in Note 1A to the unaudited interim condensed consolidated financial statements, has concluded that the unaudited interim condensed consolidated financial statements included in this Amended Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles.

Remediation Plan

We are in the process of remediating this material weakness by, among other things, implementing and modifying certain accounting procedures, particularly those that involve our controls surrounding the review of contractual agreements with the Digital Storefronts and new distribution channels, and assessment of other factors that contribute to the determination of whether Glu should be considered the principal in sales transactions through those channels.

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

ITEM 1A. RISK FACTORS - RESTATED

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

In early 2010, we changed our business model to focus on becoming a leading publisher of “freemium” games for smartphones, tablets and other advanced platforms. Freemium games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We launched our first freemium titles in the fourth quarter of 2010, so we have a short history operating in this business model, which limits the experience upon which we can draw when making operating decisions. In addition, we have also begun transitioning towards becoming a games-as-a-service company in which the majority of our future freemium games will be only playable online, and we may not be successful in executing on this transition. Our efforts to develop freemium games and transition towards becoming a games-as-a-service company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

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

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 57.0% of our total revenues for the three months ended March 31, 2013 compared with 57.5% of our total revenues for the three months ended March 31, 2012. We generated the majority of these iOS-related revenues from in-app purchases and sales of premium games made through the Apple App Store, which represented 47.6% of our total revenues for the three months ended March 31, 2013 compared with 43.8% of our total revenues for the three months ended March 31, 2012, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 29.4% and 22.4% of our total revenues for the three months ended March 31, 2013 and 2012, respectively, from the Android platform. We generated the majority of our Android-related revenues from in-app purchases and sales of premium games made through the Google Play store, which represented 19.5% and 17.4% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our freemium games being featured on their storefronts when they were commercially released. If we do not receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

International sales represented approximately 46.6% and 50.3% of our revenues in 2012 and 2011, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in a number of foreign countries including Canada, China, India and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets. Risks affecting our international operations include:

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

Our reported financial results are impacted by the accounting policies promulgated by the accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have affected, and could further significantly affect, the way we account for revenue. For example, the accounting for revenue derived from smartphone platforms and free-to-play games, particularly with regard to revenues generated from digital storefronts, is still evolving and, in some cases, uncertain. In particular, we were required to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to restate or revise the financial statements contained in those reports (including for the year ended December 31, 2011) because we did not correctly apply the revenue accounting guidance to our smartphone revenues for sales through digital storefonts. (See Note 1A (Restatement of Financial Statements) for additional information about the restatement.) While we believe that we are now correctly accounting for our smartphone revenues, this is an area that continues to involve significant discussion among accounting professionals and which is not completely settled. It is possible that the relative application, interpretation and weighting of the factors that relate to whether we should be considered the principal in the sales transaction of games sold through digital storefronts may evolve, and we may in the future conclude that our accounting policy for smartphone revenues, as reflected in the restated financial statements, is incorrect, which could result in another restatement of affected financial statements. In addition, we currently defer revenues related to virtual goods and currency over the average playing period of paying users, which approximates the useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for our smartphone revenues, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement to our unaudited interim condensed consolidated financial statements in this Form 10-Q discussed in Note 1A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this reassessment using the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of a material weakness related to the application of the revenue accounting guidance to our smartphone revenues for sales through digital storefonts. This control deficiency resulted in the misstatement of our revenues and cost of revenues, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of the unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years) as discussed in Note 1A and Note 14 to our consolidated financial statements included in our annual report on Form 10-K/A filed on August 9, 2013. If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

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
Eric R. Ludwig
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01+	Amendment No. 1 to Publishing Agreement, entered into as of February 26, 2013, by and between Glu Games Inc. and Tapjoy, Inc.	10-K	001-33368	10.30	03/15/13

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Report Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Presentation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.