Form 10-Q
period 2013-06-30
GLU MOBILE INC
filed 2013-08-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 5, 2013: 70,534,972.

Explanatory Note

This Quarterly Report on Form 10-Q contains restated unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2012 and restated unaudited condensed consolidated financial statements for the year ended December 31, 2012, which have been derived from the restated audited consolidated financial statements as of that date. Details are discussed below and in Note 1A (Restatement of Financial Statements) to the accompanying unaudited condensed consolidated financial statements.

Restatement Background

On July 31, 2013, the Audit Committee of our Board of Directors determined, in consultation with Glu’s management and PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), that the following financial statements that we previously filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon: (1) the audited consolidated financial statements for the years ended December 31, 2011 and December 31, 2012; (2) the unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30 for 2012 (including the corresponding 2011 quarterly periods contained therein); and (3) the unaudited condensed consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2013.

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

Accordingly, we restated our previously issued consolidated financial statements for the years ended December 31, 2011 and 2012, and are restating our previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012, to correct for the error in our presentation of smartphone revenues and cost of revenues, as well as corresponding adjustments to our deferred revenues and deferred cost of revenues. This resulted in an increase in our previously reported revenues and a corresponding identical increase in cost of revenues. This decreased our gross margin (gross profit as a percent of revenue) in each reporting period, but had no effect on gross profit, operating income/(loss), net income/(loss), cash flows or any per share amounts for any period. In addition, these changes did not change the timing of recognition of any revenues or costs among reporting periods.

A detailed discussion of the impact of the proper accounting for smartphone revenue recognition is contained in Note 1A to the notes to our audited consolidated financial statements in Part II – Item 8 of our Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC concurrently herewith.

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of this report. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this report.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended June 30, 2013

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Restated)	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and the Three and Six Months Ended June 30, 2012 (Restated)	5

Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and the Three and Six Months Ended June 30, 2012	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012 (Restated)	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4. CONTROLS AND PROCEDURES	40

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	42

ITEM 1A. RISK FACTORS	42

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	57

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	57

ITEM 4. MINE SAFETY DISCLOSURES	57

ITEM 5. OTHER INFORMATION	57

ITEM 6. EXHIBITS	57

SIGNATURES	58

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$19,131	$22,325
Accounts receivable, net	10,433	11,881
Prepaid royalties	400	—
Prepaid expenses and other	4,580	5,167

Total current assets	34,544	39,373
Property and equipment, net	4,114	5,026
Restricted cash	1,730	—
Other long-term assets	445	227
Intangible assets, net	7,772	10,889
Goodwill	19,468	19,440

Total assets	$68,073	$74,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,636	$7,269
Accrued liabilities	2,138	2,124
Accrued compensation	2,778	5,989
Accrued royalties	1,759	2,781
Accrued restructuring	118	4
Deferred revenues	10,121	11,711

Total current liabilities	25,550	29,878
Other long-term liabilities	2,534	6,190

Total liabilities	28,084	36,068

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at June 30, 2013 and December 31, 2012; 70,298 and 66,022 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	7	6
Additional paid-in capital	280,640	271,016
Accumulated other comprehensive income/(loss)	62	167
Accumulated deficit	(240,720)	(232,302)

Total stockholders’ equity	39,989	38,887

Total liabilities and stockholders’ equity	$68,073	$74,955

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenues	$24,445	$29,264	$49,050	$55,773
Cost of revenues:
Platform commissions, royalties and other	7,670	7,780	15,132	15,302
Amortization of intangible assets	1,078	932	2,152	1,685

Total cost of revenues	8,748	8,712	17,284	16,987

Gross profit	15,697	20,552	31,766	38,786

Operating expenses:
Research and development	11,224	15,697	22,854	30,730
Sales and marketing	5,143	4,701	10,151	9,076
General and administrative	3,852	4,556	7,771	8,922
Amortization of intangible assets	495	495	990	990
Restructuring charge	937	320	1,448	320

Total operating expenses	21,651	25,769	43,214	50,038

Loss from operations	(5,954)	(5,217)	(11,448)	(11,252)
Interest and other income/(expense), net:
Interest income	4	5	7	12
Other income/(expense), net	159	205	288	(168)

Interest and other income/(expense), net	163	210	295	(156)

Loss before income taxes	(5,791)	(5,007)	(11,153)	(11,408)
Income tax benefit	2,870	2,019	2,735	1,579

Net loss	$(2,921)	$(2,988)	$(8,418)	$(9,829)

Net loss per common share — basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.15)
Weighted average common shares outstanding — basic and diluted	69,812	63,802	68,105	63,516

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Loss	$(2,921)	$(2,988)	$(8,418)	$(9,829)

Other comprehensive loss:
Foreign currency translation adjustments	389	(457)	133	(296)
Reclassification to net loss (1)	(238)	—	(238)	—

Other comprehensive loss	151	(457)	(105)	(296)

Comprehensive loss	$(2,770)	$(3,445)	$(8,523)	$(10,125)

(1)	The reclassification to net loss relates to the write-off of cumulative translation adjustment upon substantial liquidation of the Company’s Brazilian entity and is recognized in Restructuring charge in the Company’s unaudited condensed consolidated statement of operations for the three months ended June 30, 2013.

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net loss	$(8,418)	$(9,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,392	1,118
Amortization of intangible assets	3,142	2,675
Stock-based compensation	1,981	6,874
Change in fair value of Blammo earnout	(18)	1,031
Non-cash foreign currency remeasurement (gain)/loss	(266)	168
Non-cash restructuring charges	244	—
Changes in allowance for doubtful accounts	24	161
Changes in operating assets and liabilities:
Accounts receivable	1,336	(1,265)
Prepaid royalties	(400)	307
Prepaid expenses and other assets	560	(701)
Accounts payable	1,740	(693)
Accrued liabilities	32	(36)
Accrued compensation	(1,565)	(11)
Accrued royalties	(988)	(588)
Deferred revenues	(1,598)	867
Accrued restructuring charge	(45)	(346)
Other long-term liabilities	(2,779)	(2,304)

Net cash used in operating activities	(5,626)	(2,572)

Cash flows used in investing activities:
Purchase of property and equipment	(785)	(1,149)
Purchase of intangible assets	—	(5,000)
Restricted cash	(1,730)	—
Other investing activities	(200)	—

Net cash used in investing activities	(2,715)	(6,149)

Cash flows from financing activities:
Proceeds from exercise of warrants and issuance of common stock	4,237	150
Proceeds from exercise of stock options and ESPP	982	1,213

Net cash provided by financing activities	5,219	1,363

Effect of exchange rate changes on cash	(72)	(322)

Net decrease in cash and cash equivalents	(3,194)	(7,680)
Cash and cash equivalents at beginning of period	22,325	32,212

Cash and cash equivalents at end of period	$19,131	$24,532

Supplemental disclosure of cash flow information
Common stock issued for property and equipment	$189	$—

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

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $240,720 as of June 30, 2013. For the three months ended June 30, 2013, the Company incurred a net loss of $2,921. For the six months ended June 30, 2013, the Company incurred a net loss of $8,418. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve profitability and its intended business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013, as amended by Amendment No. 1 filed with the SEC on August 9, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2013. and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2013 and 2012 (restated), respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2012 (restated) has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of June 30, 2013 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Apple	53.3%	41.4%	50.4%	42.5%
Google	17.9	19.8	18.7	18.7

At June 30, 2013, Apple accounted for 44.4% and Medium Entertainment, which does business as PlayHaven, accounted for 11.8% of total accounts receivable. At December 31, 2012, Apple accounted for 44.3%, PlayHaven accounted for 13.2% and Google accounted for 10.8% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. During the three and six months ended June 30, 2013, the Company adopted this guidance and reclassified the accumulated translation adjustment related to its Brazilian subsidiary out of accumulated other comprehensive income to restructuring charge in the Company’s unaudited condensed consolidated statements of operations upon the substantially complete liquidation of the entity.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance will not have a material impact on the Company’s condensed consolidated financial statements once adopted.

Note 1A—Restatement of Financial Statements

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

Accordingly, the Company has restated its previously issued consolidated financial statements for the years ended December 31, 2011 and 2012 to correct for the error in its presentation of smartphone revenues and cost of revenues, as well as corresponding adjustments to the Company’s deferred revenues and deferred cost of revenues. This resulted in an increase in the Company’s previously reported revenues and a corresponding identical increase in cost of revenues. This decreased the Company’s gross margin (gross profit as a percent of revenue) in each reporting period, but had no effect on gross profit, operating income/(loss), net income/(loss), cash flows or any per share amounts for any period. In addition, these changes did not change the timing of recognition of any revenues or costs among reporting periods.

The following table summarizes the Condensed Consolidated Balance Sheet at December 31, 2012 as derived from that reported on the Company’s Form 10-K filed on March 15, 2013, compared to the restated accounts as reported on the Company’s Form 10-K/A filed on August 9, 2013:

	December 31, 2012
	As Reported	Adjustments	As Restated
Prepaid expenses and other	$2,487	$2,680	$5,167
Total assets	72,275	2,680	74,955
Deferred revenues	9,031	2,680	11,711
Total liabilities	33,388	2,680	36,068
Total liabilities and stockholders’ equity	72,275	2,680	74,955

The following table summarizes the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012, as reported on the Company’s Form 10-Q filed on August 9, 2012, compared to the restated accounts as reported on the Company’s Form 10-K/A filed on August 9, 2013:

	Three Months Ended June 30, 2012 (unaudited)			Six Months Ended June 30, 2012 (unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$23,621	$5,643	$29,264	$45,165	$10,608	$55,773
Cost of revenues:
Platform commissions, royalties and other	2,137	5,643	7,780	4,694	10,608	15,302
Amortization of intangible assets	932	—	932	1,685	—	1,685

Total cost of revenues	3,069	5,643	8,712	6,379	10,608	16,987

Gross profit	$20,552	$—	$20,552	$38,786	$—	$38,786

The following table summarizes the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, as reported on the Company’s Form 10-Q filed on August 9, 2012, compared to the restated accounts as reported on the Company’s Form 10-K/A filed on August 9, 2013:

	Six Months Ended June 30, 2012 (unaudited)
	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	$(433)	$(268)	$(701)
Deferred revenues	599	268	867
Net cash used in operating activities	(2,572)	—	(2,572)

Note 2—Net Loss Per Share

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions imposed by the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,921)	$(2,988)	$(8,418)	$(9,829)

Basic and diluted shares:
Weighted average common shares outstanding	69,902	64,523	68,196	64,240
Weighted average unvested common shares subject to restrictions	(90)	(721)	(91)	(724)

Weighted average shares used to compute basic and diluted net loss per share	69,812	63,802	68,105	63,516

Net loss per share — basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.15)

The following weighted average options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, shares contingently issuable in connection with the Blammo earnout (as described below in Note 3 – Fair Value Measurements), and restricted stock units (“RSUs”) have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Warrants to purchase common stock	1,363	4,067	2,560	4,216
Unvested common shares subject to restrictions	90	721	91	724
Options to purchase common stock	10,559	10,315	10,599	9,994
Contingently issuable shares of common stock	—	—	377	—
RSUs	538	—	269	—

	12,550	15,103	13,896	14,934

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

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of June 30, 2013 and December 31, 2012, the Company had $19,131 and $22,325, respectively, in cash and cash equivalents. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of free-to-play games for the iOS platform located in Toronto, Canada. Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, (i) 1,000 shares of the Company’s common stock plus (2) up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015.

On May 16, 2013, the Company issued 742 shares of common stock to the former Blammo shareholders based on the Net Revenue (as such term is defined in the Share Purchase Agreement) that Blammo achieved for its fiscal year ended March 31, 2013. Since the contingency related to the number of shares earned in connection with the target for the year ended March 31, 2013 was resolved and the number of shares became fixed as of March 31, 2013, the fair value of these shares as then last remeasured in the amount of $2,263 has been presented in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheet since March 31, 2013. The fair value of this earnout expense (cumulative changes recorded through March 31, 2013) has been presented in additional paid-in capital on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2013. The remaining Additional Shares will be issued to the Sellers if, and to the extent that, Blammo achieves certain Net Revenue performance targets as follows: (i) for fiscal 2014 (April 1, 2013 through March 31, 2014), (a) 417 Additional Shares will be issued to the Sellers if, and only in the event that, Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 833 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, and (ii) for fiscal 2015 (April 1, 2014 through March 31, 2015), (a) no Additional Shares will be issued to the Sellers if Blammo does not meet its Baseline Net Revenue goal for such fiscal year and (b) up to 1,154 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year. To the extent that Blammo meets its Baseline Net Revenue goal for a fiscal year but does not meet its Upside Net Revenue goal for such fiscal year, Additional Shares will be issued to the Sellers on a straight-line basis based on the amount by which Blammo exceeded the Baseline Net Revenue goal. Blammo’s Baseline and Upside Net Revenue goals for fiscal 2014 and 2015 are as follows:

Fiscal Year	Baseline Net Revenue	Upside Net Revenue
Fiscal 2014	$5,500	$10,000
Fiscal 2015	$8,500	$15,000

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, since vesting is contingent upon these employees’ continued service during the earn-out periods. The Company records the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 9 for further details. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who are not employees of Blammo was recorded as part of the purchase accounting and is fair valued at each subsequent reporting period. The total fair value of the non-employee contingent consideration liability has been estimated at $42 and $412 as of June 30, 2013 and December 31, 2012, respectively. During the three months ended June 30, 2013 and 2012, the Company recorded fair value expense adjustments of $48 and $386, respectively, which represent the changes in fair value of the contingent consideration for both respective periods. During the six months ended June 30, 2013 and 2012, the Company recorded fair value expense adjustments of $18 and $1,031, respectively, which represent the changes in fair value of the non-employee contingent consideration for both respective periods. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. As of December 31, 2012, the Company recorded a contingent consideration liability of $2,512, of which $1,855 was recorded as a current liability in accrued compensation as settlement was less than one year. As of June 30, 2013, the Company recorded a contingent consideration liability of $258, of which $210 was recorded as a current liability in accrued compensation as settlement is less than one year. The Company uses a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the three months ended June 30, 2013 included a discount rate of 35.0%, volatility of 37.0%, risk-free rates of between 0.12% and 0.31% and probability-adjusted revenue levels. Key assumptions for the three months ended June 30, 2012 included a discount rate of 25.0%, volatility of 41.0%, risk free rates of between 0.18% and 0.39% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input.

Note 4—Balance Sheet Components

Accounts Receivable

	June 30,	December 31,
	2013	2012
Accounts receivable	$10,889	$12,313
Less: Allowance for doubtful accounts	(456)	(432)

	$10,433	$11,881

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates. The Company had no significant bad debts during the three and six months ended June 30, 2013 and 2012.

Prepaid expenses and other

Prepaid expenses and other includes platform commissions of $2,519 and $2,680 (restated) that have been deferred as of June 30, 2013 and December 31, 2012, respectively.

Property and Equipment

	June 30,	December 31,
	2013	2012
Computer equipment	$5,974	$6,255
Furniture and fixtures	558	566
Software	6,207	6,304
Leasehold improvements	1,376	2,227

	14,115	15,352
Less: Accumulated depreciation and amortization	(10,001)	(10,326)

	$4,114	$5,026

Depreciation expense for the three months ended June 30, 2013 and June 30, 2012 was $661 and $556, respectively. Depreciation expense for the six months ended June 30, 2013 and June 30, 2012 was $1,392 and $1,118, respectively.

Other Long-Term Liabilities

	June 30,	December 31,
	2013	2012
Uncertain tax position obligations	841	3,859
Contingent earnout liability	48	657
Deferred income tax liability	664	647
Deferred rent and other	981	1,027

	$2,534	$6,190

Note 5—Business Combinations

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

Note 6—Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011 and GameSpy in the third quarter of 2012, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. (“Atari”) in the second quarter of 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2013 and December 31, 2012 were as follows:

		June 30, 2013			December 31, 2012
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$12,642	$(11,670)	$972	$12,781	$(11,518)	$1,263
Catalogs	1 yr	1,183	(1,183)	—	1,257	(1,257)	—
ProvisionX Technology	6 yrs	195	(195)	—	207	(207)	—
Carrier contract and related relationships	5 yrs	19,710	(18,001)	1,709	19,585	(16,421)	3,164
Licensed content	5 yrs	2,994	(2,994)	—	2,952	(2,952)	—
Service provider license	9 yrs	476	(293)	183	467	(262)	205
Trademarks	7 yrs	5,225	(1,117)	4,108	5,225	(760)	4,465

		42,425	(35,453)	6,972	42,474	(33,377)	9,097

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,262	(1,262)	—	1,341	(1,341)	—
Noncompete agreement	4 yrs	5,152	(4,352)	800	5,187	(3,395)	1,792

		6,414	(5,614)	800	6,528	(4,736)	1,792

Total intangibles assets subject to amortization		$48,839	$(41,067)	$7,772	$49,002	$(38,113)	$10,889

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

During the three months ended June 30, 2013 and 2012, the Company recorded amortization expense in the amounts of $1,078 and $932 respectively, in cost of revenues. During the six months ended June 30, 2013 and 2012, the Company recorded amortization expense in the amounts of $2,152 and $1,685 respectively, in cost of revenues. During the three months ended June 30, 2013 and 2012, the Company recorded amortization expense in the amounts of $495 and $495, respectively, in operating expenses. During the six months ended June 30, 2013 and 2012, the Company recorded amortization expense in the amounts of $990 and $990, respectively, in operating expenses.

As of June 30, 2013, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2013 (remaining six months)	$2,083	$324	$2,407
2014	1,496	382	1,878
2015	1,020	94	1,114
2016	765	—	765
2017	714	—	714
2018 and thereafter	894	—	894

	$6,972	$800	$7,772

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo and Griptonite acquisitions as of June 30, 2013. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. The Company acquired $1,096 of goodwill during 2012 as part of the GameSpy acquisition. All of the goodwill attributable to the GameSpy, Blammo and Griptonite acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

In the valuation of the goodwill balance for Griptonite, Blammo, MIG and GameSpy, the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite and Blammo studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also plans to use the GameSpy technology to enable features in its games that are designed to enhance the monetization and retention of the Company’s players, and these synergies are reflected in the value of goodwill recognized.

Goodwill by reporting unit for the periods indicated was as follows:

	June 30, 2013				December 31, 2012
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$42,946	$25,354	$24,251	$92,551	$41,915	$25,354	$24,220	$91,489
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(19,273)	(69,498)

	18,075	—	1,365	19,440	17,044	—	4,947	21,991
Goodwill Acquired during the year	—	—	—	—	1,031	—	—	1,031
Effects of Foreign Currency Exchange	—	—	28	28	—	—	31	31
Impairment Losses	—	—	—	—	—	—	(3,613)	(3,613)

Balance as of period ended:	18,075	—	1,393	19,468	18,075	—	1,365	19,440
Goodwill	42,946	25,354	24,279	92,579	42,946	25,354	24,251	92,551
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

Balance as of period ended:	$18,075	$—	$1,393	$19,468	$18,075	$—	$1,365	$19,440

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

Note 7—Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the three months ended June 30, 2013 and 2012 was $791 and $647, respectively. Rent expense for the six months ended June 30, 2013 and 2012 was $1,476 and $1,247, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $739 and $632 at June 30, 2013 and December 31, 2012, respectively, and was included within other long-term liabilities.

In April 2013, the Company entered into a sublease for 29 square feet of office space for its new San Francisco headquarters. The term of the sublease began on May 23, 2013 and will expire on March 31, 2018. The Company provided the sub-landlord a letter of credit in the amount of $1,230 to secure its obligations under the lease. Cash deposited as a security to the letter of credit has been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2013.

In connection with the acquisition of Griptonite in 2011, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Griptonite Lease”). The Griptonite Lease covers approximately 54 rentable square feet and initially had a term that ends on September 30, 2015; however, in August 2012, the Company and the landlord of the Griptonite Lease entered into an amendment to the Griptonite Lease that changed the termination date of the Griptonite Lease to September 30, 2013. As part of the purchase accounting adjustments for Griptonite, the Company had eliminated the existing deferred rent balance and recorded a fair value adjustment to reflect the current market value of the unfavorable operating lease commitment. The fair value of the unfavorable operating lease obligation was $106 as of June 30, 2013 and was $477 as of December 31, 2012.

In June 2013, the Company entered into a lease for 18 square feet of office space at its new location in Bellevue, Washington (the “New Griptonite Lease”). The term of the lease begins on October 1, 2013 and will expire on September 30, 2020, unless the Company exercises its right to early terminate the lease effective as of September 30, 2017. The Company provided the landlord a letter of credit in the amount of $500 to secure its obligations under the lease and this has been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2013. In addition, the Company has provided the landlord with a guarantee of lease to guarantee its obligations under the New Griptonite Lease.

At June 30, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2013 (remaining six months)	$2,072
2014	3,871
2015	4,025
2016	3,422
2017	2,668
2018 and thereafter	1,902

$17,960

Minimum Guaranteed Royalties

The Company has entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of June 30, 2013 were $290, which are due over the remaining six months of 2013.

Income Taxes

As of June 30, 2013, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” on the Company’s unaudited condensed consolidated balance sheets. As of June 30, 2013, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2013 or December 31, 2012.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of June 30, 2013 or December 31, 2012.

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

In April 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company has been infringing two of Lodsys’ patents, and is seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. On June 19, 2013, the Company filed an answer to Lodsys’s complaint (i) denying all of Lodsys’s claims, (ii) setting forth certain affirmative defenses to Lodsys’s claims and (iii) asserting counterclaims that the Company does not infringe the Lodsys patents and that the Lodsys patents are invalid. This action has only recently been filed and, accordingly, the Company is not in a position to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

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

Shares issued in connection with the Blammo Earnout

On May 16, 2013, the Company issued 742 shares to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. The fair value of this earnout amount has been presented in additional paid-in capital on the Company’s condensed consolidated balance sheet as of June 30, 2013.

See Note 3 for more information about this issuance.

Warrants to Purchase Common Stock

During the six months ended June 30, 2013 and 2012, respectively, investors exercised warrants to purchase 2,825 and 100 shares of the Company’s common stock, and the Company received gross proceeds of $4,237 and $150 in connection with these exercises.

Warrants outstanding as of June 30, 2013 were as follows:

Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
August 2010	5	$1.50	1,035

1,035

See Note 14 – Subsequent Events – for additional information.

Note 9—Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, restricted stock units, and other stock-based awards to employees, non-employee directors and consultants. In April 2013, the Company’s Board of Directors approved, and in June 2013, the Company’s stockholders approved, the amended and restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”). The Amended 2007 Plan includes an increase of 7,200 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock, RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.39 shares. When a stock-based award that is not a full value award is cancelled, the underlying shares are returned to the pool of shares available for grant at a ratio of 1.39 shares for each share cancelled. As of June 30, 2013, 7,368 shares were available for future grants under the Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of June 30, 2013, 1,146 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company. The Inducement Plan permits the Company to grant only nonqualified stock options. In May 2013, the Company’s Board of Directors amended the Inducement Plan to increase the number of shares available for grant by 200 shares. As of June 30, 2013, 70 shares were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the six months ended June 30, 2013 is as follows:

Shares
Available
Balances at December 31, 2012	1,178
Increase in authorized shares	7,400
share-based awards granted (1)	(2,999)
share-based awards canceled (2)	1,859

Balances at June 30, 2013	7,438

(1)	Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 reduce the number of shares available for grant by 1.39 shares for each share subject to an RSU award.
(2)	RSUs granted after June 6, 2013 that are forfeited and returned to the pool of shares available for grant increase the pool by 1.39 shares for each share subject to an RSU that is forfeited.

RSUs

The Company grants RSUs to its employees under the Amended 2007 Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled over approximately a four-year period with 25% of the shares vesting on or around the one-year anniversary of the grant date and the remaining shares vesting quarterly thereafter. Compensation cost is amortized on a straight-line basis over the requisite service period.

RSU Activity

A summary of the Company’s RSU activity for the six months ended June 30, 2013, is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2012	—	$—
Granted	1,071	2.72
Vested	—	—
Forfeited	(70)	2.74

Awarded and unvested, June 30, 2013	1,001	$2.72

Restricted stock units expected to vest, June 30, 2013	699

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2013:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2012	10,921	$3.07
Options granted	1,908	2.62
Options canceled	(1,789)	3.66
Options exercised	(320)	1.31

Balances at June 30, 2013	10,720	$2.94	3.94	$2,947

Options vested and expected to vest at June 30, 2013	9,647	$2.93	3.82	$2,909
Options exercisable at June 30, 2013	5,302	$2.93	3.02	$2,427

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $2.21 per share as of June 28, 2013 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $417 and $628 for the six months ended June 30, 2013 and 2012, respectively. The Company realized no significant income tax benefit from stock option exercises during the three or six months ended June 30, 2013 or 2012. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.69%	0.66%	0.66%	0.66%
Expected volatility	52.2%	69.2%	52.6%	69.2%
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $1.07 and $2.22 per share, respectively.

The Company calculated employee stock-based compensation expense recognized in the three and six months ended June 30, 2013 and 2012 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

The following table summarizes the consolidated stock-based compensation expense by line items in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development	$163	$2,396	$831	$5,656
Sales and marketing	93	155	160	270
General and administrative	480	487	990	948

Total stock-based compensation expense	$736	$3,038	$1,981	$6,874

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees who were former shareholders of Blammo, which is recorded as research and development expense over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measures the fair value of the contingent consideration each reporting period and only records a compensation expense for the portion of the earn-out target that is likely to be achieved. In addition, the Company is exposed to potential continued fluctuations in the fair market value of the contingent consideration in each reporting period, since re-measurement is impacted by changes in the Company’s share price and the assumptions used by the Company. The Company has estimated the total fair value of this liability at $216, and $2,242 as of June 30, 2013 and December 31, 2012, respectively; the amount as of June 30, 2013 excludes the 2013 contingent consideration earnout that was classified into additional paid-in capital. See Note 3 for further details. During the three and six months ended June 30, 2013, the Company recorded $214 and $27 of stock-based compensation income and expense, respectively, related to this contingent consideration. During the three and six months ended June 30, 2012, the Company recorded $1,874 and $4,751 of stock-based compensation expense, respectively, related to this contingent consideration.

At June 30, 2013, the Company had $1,884 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over a weighted-average period of approximately four years. As of June 30, 2013, the Company had $6,726 of total unrecognized compensation expense related to stock options, net of estimated forfeitures and excluding unvested Blammo stock-based contingent consideration expense, which will be recognized over a weighted average period of 2.68 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Note 10—Income Taxes

The Company recorded an income tax benefit of $2,870 and $2,735 for the three and six months ended June 30, 2013, respectively, and an income tax benefit of $2,019 and $1,579 for the three and six months ended June 30, 2012, respectively, primarily related to the release of uncertain tax positions due to expiration of certain statutes of limitations in certain foreign jurisdictions, which was partially offset by foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of June 30, 2013 and December 31, 2012, the total amount of unrecognized tax benefits was $3,901 and $4,626, respectively. As of June 30, 2013 and December 31, 2012, approximately $817 and $817, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. At June 30, 2013, the liability for uncertain tax positions decreased by approximately $737 due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. At June 30, 2013, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $755 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $30 and $53 of interest on uncertain tax positions during the three months ended June 30, 2013 and 2012, respectively. The Company recorded $70 and $114 of interest on uncertain tax positions during the six months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, the Company released $2,412 of interest and penalties on uncertain tax positions due to expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. As of June 30, 2013 and December 31, 2012, the Company had a liability of $56 and $2,348, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2010 and 2011 tax returns for the various entities in the United Kingdom will close in 2013. The Company’s China income tax returns are open by statute for tax years 2008 and forward.

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

Accordingly, the Company reports as a single reportable segment—mobile games. For purpose of enterprise-wide disclosures, a breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
	(in thousands)		(in thousands)
Feature phone	$1,423	$3,710	$3,279	$7,875
Smartphone	23,022	25,554	45,771	47,898

Revenues	$24,445	$29,264	$49,050	$55,773

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
United States of America	$9,921	$16,454	$20,945	$31,509
Americas, excluding the USA	1,349	1,356	2,508	2,534
EMEA	5,346	5,817	10,798	11,423
APAC	7,829	5,637	14,799	10,307

	$24,445	$29,264	$49,050	$55,773

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2013	2012
Americas	$2,951	$3,649
EMEA	974	1,092
APAC	189	285

	$4,114	$5,026

Note 12—Restructuring

Restructuring information as of June 30, 2013 was as follows:

	Restructuring
	2012 and 2013		2010	2009
	Facilities and other	Workforce	Facilities and other	Facilities and other	Total
Balance as of January 1, 2012	$—	$—	$653	$234	$887
Charges to operations	—	1,371	—	—	1,371
Charges settled in cash	—	(1,367)	(653)	(234)	(2,254)

Balance as of December 31, 2012	—	4	—	—	4
Charges to operations	584	864	—	—	1,448
Non Cash Adjustments	(183)	—	—	—	(183)
Charges settled in cash	(283)	(868)	—	—	(1,151)

Balance as of June 30, 2013	$118	—	$—	$—	$118

During 2009, 2010, 2012, and 2013, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2012 and 2013 restructuring plans included $584 of facility-related restructuring charges related to streamlining of the Company’s facility in Kirkland, Washington, and additional costs associated with vacating the Company’s Brazil office. In addition, the Company recorded a non-cash adjustment of $238 in respect of the cumulative translation adjustment related to the Company’s Brazilian subsidiary that was reclassified to net loss upon the substantial liquidation of the entity and is recognized in restructuring charge on the Company’s unaudited condensed consolidated income statement for the six months ended June 30, 2013.

Since inception of the 2012 and 2013 restructuring plans through June 30, 2013, the Company incurred $2,235 of restructuring charges relating to employee termination costs in its San Francisco, California, EMEA, APAC, Brazil and Kirkland, Washington offices. During the six months ended June 30, 2013, the Company recorded $864 of the 2012 and 2013 restructuring plan charges relating to employee termination costs in its Brazil, San Francisco, China, Kirkland, and EMEA offices.

As of June 30, 2013, the Company’s remaining restructuring liability of $118 was comprised of facility-related costs, which are expected to be fully paid down by the end of 2013. As of December 31, 2012, the Company’s remaining restructuring liability of $4 was comprised of employee termination costs.

Note 13—Related Party Transactions

Hany Nada, one of the Company’s directors, serves as one of the seven managing directors of Granite Global Ventures II L.L.C., the general partner of each of Granite Global Ventures II L.P. and GGV II Entrepreneurs Fund L.P., which together beneficially owned approximately 8.14% of the Company’s stock as of June 30, 2013. Hany Nada also serves as one of the seven managing directors of GGV Capital IV L.L.C., the general partner of each of GGV Capital IV L.P. and GGV Capital IV Entrepreneurs Fund L.P. (together, “GGV IV”). During the fourth quarter of 2012, GGV IV acquired an approximate 33.7% shareholding in Medium Entertainment, which does business as PlayHaven and Hany Nada joined PlayHaven’s Board of Directors. The Company had a preexisting relationship with PlayHaven as of the date of GGV IV’s investment in PlayHaven. For the three months ended June 30, 2013 and 2012, the Company generated revenues of $1,204 and $1,708, respectively, from PlayHaven. For the six months ended June 30, 2013 and 2012, the Company generated revenues of $2,497 and $2,940, respectively, from PlayHaven. As of June 30, 2013 and December 31, 2012, PlayHaven accounted for 11.8% and 13.2%, respectively, of the Company’s total accounts receivable balance.

Note 14—Subsequent Events

On July 15, 2013, the Company and MGM Interactive Inc. entered into a warrant agreement which provides MGM the right to purchase up to 3,333 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $3.00 per share (the “Warrant”), subject to adjustments for dividends, reorganizations and other common stock events. The Warrant expires on July 15, 2018.

The Warrant Shares are subject to the following vesting schedule:

(a)	333 of the Warrant Shares vested and became exercisable on July 15, 2013;

(b)	an additional 333 of the Warrant Shares will vest and become exercisable on each date on which the Company commercially releases a new mobile game (each, a “New Game”) that is based on a mutually agreed intellectual property of MGM (excluding any localizations, updates, alterations or upgrades to any previously commercially released New Game) or a sequel to a previously released New Game, subject to certain exceptions; and

(c)	an additional 1,000 of the Warrant Shares will vest and become exercisable on the date (if any) on which the Company commercially releases a new mobile game based on a mutually agreed license to the JAMES BOND intellectual property (a “Bond Title”), with an additional 1,000 of the Warrant Shares vesting and becoming exercisable on each date (if any) on which the Company commercially releases a new Bond Title or a sequel to a previous Bond Title (excluding any localizations, updates, alterations or upgrades to any previously commercially released Bond Title); provided that the Company currently does not have the right to develop any mobile game based on the JAMES BOND intellectual property and will have no right to develop any mobile game based on the JAMES BOND intellectual property until such time (if ever) as MGM and the Company negotiate terms therefor, and enter into a definitive agreement wherein MGM grants to the Company the right to develop and distribute a mobile game based upon the JAMES BOND intellectual property, and that the execution of any such agreement will be subject to any required third party approvals.

The Warrant is exercisable only for cash. If the Warrant is fully exercised, assuming no intervening adjustments, the Company will receive approximately $10,000 in proceeds. The Warrant also provides that the Company will file a registration statement with the Securities and Exchange Commission to register the shares of common stock that are issued upon exercise of the Warrant no later than September 13, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report and (2) the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2013. The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed elsewhere in this report, particularly in the section titled “Risk Factors” set forth in Part II, Item 1A of this report. All forward-looking statements in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

Restatement

As discussed in the Explanatory Note and in Note 1A to the accompanying unaudited condensed consolidated financial statements, we have restated our audited financial statements and related disclosures for the years ended December 31, 2011 and 2012 and corresponding quarterly periods therein, and our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2012. The information presented in this MD&A reflects such restatement.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and six months ended June 30, 2013, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended June 30, 2013 were $24.4 million, a 16.5% decrease compared to the three months ended June 30, 2012, in which we reported revenues of $29.3 million. Revenues for the six months ended June 30, 2013 were $49.1 million, a 12.1% decrease compared to the six months ended June 30, 2012, in which we reported revenues of $55.8 million. These decreases were primarily due to decreases in revenues that we generated from our smartphone games as a result of fewer titles being released during the first half of 2013, weaker performance of existing titles and lower revenues from offers. Weaker performance of existing titles was due to the fact that we released Deer Hunter Reloaded in the second quarter of 2012, which was one of our most successful product launches to date, and we did not have any title launches in the second quarter of 2013. Additionally, revenues from offers have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform. Our smartphone revenues decreased from $25.6 million for the three months ended June 30, 2012 to $23.0 million for the three months ended June 30, 2013, and decreased from $47.9 million for the six months ended June 30, 2012 to $45.8 million for the six months ended June 30, 2013. The decreases in total revenues were also due to decreases in revenues that we generate from our feature phone games, due to the continued migration of users from feature phones to smartphone devices. Our feature phone revenues declined from $3.7 million in the three months ended June 30, 2012 to $1.4 million for the three months ended June 30, 2013, and declined from $7.9 million in the six months ended June 30, 2012 to $3.3 million for the six months ended June 30, 2013. We believe that the migration of users from feature phones to smartphone devices will continue during the remainder of 2013 and for the foreseeable future as consumers continue to upgrade their mobile phones. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and other next-generation platforms, such as the Mac App Store, and intend to continue to devote significantly fewer resources towards selling games for feature phones.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 60.7% and 57.2% of our total revenues for the three months ended June 30, 2013 and June 30, 2012, respectively, and 58.8% and 57.4% of our total revenues for the six months ended June 30, 2013 and June 30, 2012, respectively. We generated the majority of these iOS-related revenues through in-app purchases and sales of premium games made through the Apple App Store, which represented 53.3% and 41.4% of our total revenues for the three months ended June 30, 2013 and June 30, 2012, respectively, and 50.4% and 42.5% of our total revenues for the six months ended June 30, 2013 and June 30, 2012, respectively, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 27.9% and 26.1% of our total revenues for the three months ended June 30, 2013 and June 30, 2012, respectively from the Android platform and 28.6% and 24.3% of our total revenues for the six months ended June 30, 2013 and June 30, 2012, respectively. We generated the majority of our Android-related revenues through in-app purchases and sales of premium games made through the Google Play store, which represented 17.9% and 19.8% of our total revenues for the three months ended June 30, 2013 and June 30, 2012, respectively and 18.7% and 18.7% of our total revenues for the six months ended June 30, 2013 and June 30, 2012, respectively, with the balance of our Android-related revenues generated from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store). We expect the percentage of our total revenues that we derive from each of Apple and Google to increase in 2013 compared to 2012.

To increase our revenues we must continue to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games, which was our previous feature phone business model.

However, for us to continue to execute on our strategy, we must improve our monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry in 2013 and beyond. Accordingly, we have implemented a number of measures designed to improve our game monetization. These include: (1) hiring a number of new personnel with monetization expertise, (2) including new categories of games (such as role-playing games and card battle games) in our planned 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games, and (3) including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, we have continued transitioning towards becoming a games-as-a-service company, in which the majority of our future games will be only playable online. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to continue to invest in our GluOn games-as-a-service technology platform and hire additional monetization, live operations, server technology, user experience and product management personnel to support our transition to becoming a games-as-a-service company, though we expect our rate of hiring will slow dramatically after the third quarter of 2013.

We also intend to grow our revenues through our recently formed third party publishing initiative, Glu Publishing. Our Glu Publishing department is initially focusing on entering into relationships with developers of successful games in Asian markets where Glu will localize and publish those games in the United States and other non-Asian markets. We expect to commercially release approximately six third party titles by the end of 2013 and expect this number to increase in 2014. Because we expect to pay these third party developers royalties, which may include upfront license fees or non-recoupable minimum guarantees, to obtain the rights to publish their games, our gross margins are expected be lower on our revenues generated from our Glu Publishing initiative.

In addition, our revenues will continue to depend significantly on growth in the mobile games market and our ability to successfully compete against a continually increasing number of developers and the overall strength of the economy, particularly in the United States. Our revenues also depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business. For example, Apple has, beginning in the second quarter of 2011, made several changes to its app store developer agreement relating to privacy and our ability to include certain types of third-party advertising in our games. These changes have in the past, and may in the future, negatively impact our smartphone revenues.

Our net loss in the three months ended June 30, 2013 was $2.9 million versus a net loss of $3.0 million in the three months ended June 30, 2012. This decrease in our net loss was primarily due to a $4.1 million decrease in operating expenses and an increase of $851,000 in our income tax benefit arising from the release of uncertain tax liabilities. The decrease in our operating expenses was driven by a $2.1 million decrease in stock-based compensation for Blammo shareholders since their earnout shares for Blammo’s 2013 fiscal year were earned as of March 31, 2013 and issued during the second quarter of 2013. The decrease in operating expenses was also partly due to a $2.4 million decrease in employee compensation, primarily arising from terminations of research and development personnel as a result of the restructuring in our Brazil, San Francisco, China, Kirkland, and EMEA offices, and due to lower attainment of employee bonuses in the first half of 2013. These favorable factors were partially offset by a decline in our feature phone and smartphone revenues of $4.8 million. Our net loss in the six months ended June 30, 2013 was $8.4 million versus a net loss of $9.8 million in the six months ended June 30, 2012. This decrease in our net loss was primarily due a $6.8 million decrease in operating expenses, an increase of $1.2 million in our income tax benefit due to the release of uncertain tax liabilities, and an increase of $451,000 in other income resulting from favorable foreign exchange movements in the first six months of 2013 compared to the comparable period of 2012. The decrease in our operating expenses was driven by a $4.7 million decrease in stock-based compensation for Blammo shareholders since their 2013 earnout shares were earned as of March 31, 2013 and issued during the second quarter of 2013. The decrease in operating expenses was also partly due to a $3.0 million decrease in employee compensation, primarily arising from terminations of research and development personnel as a result of the restructuring in our Brazil, San Francisco, China, Kirkland, and EMEA offices, and due to lower attainment of employee bonuses in the first half of 2013. These favorable factors were partially offset by a decline in our feature phone and smartphone revenues of $6.7 million. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2012 and the first six months of 2013.

Our ability to attain and sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We increased our spending on sales and marketing initiatives in the first half of 2013 compared to the first half of 2012 in connection with the launch and promotion of our games, and we anticipate that our sales and marketing expenditures will continue to increase in absolute dollars during 2013 compared to 2012, since advertising costs in our industry have generally been rising. We expect that the restructuring measures we implemented in the fourth quarter of 2012 and first and second quarters of 2013, which primarily consisted of headcount reductions and facility streamlining in our Kirkland studio, and winding down our studio in Brazil, will enable us to hire additional games-as-a-service personnel with monetization expertise without substantially increasing our overall research and development expenses.

Cash and cash equivalents at June 30, 2013 totaled $19.1 million, a decrease of $3.2 million from the $22.3 million balance at December 31, 2012. This decrease was primarily due to $5.6 million of cash used in operations and $2.7 million of cash used in investing activities. These outflows were partially offset by $5.2 million of proceeds received from warrant exercises, option exercises, and purchases under our employee stock purchase program. We expect to have cash and cash equivalents of at least $9.0 million at December 31, 2013.

Key Operating Metrics

We manage our smartphone business by tracking various non-financial operating metrics that give us insight into user behavior in our free-to-play and premium smartphone games. The three metrics that we use most frequently are Daily Active Users (DAU), Monthly Active Users (MAU), and Average Revenue Per Daily Active User (ARPDAU). Our methodology for calculating DAU, MAU and ARPDAU may differ from the methodology used by other companies to calculate similar metrics.

DAU is the number of individuals who played a particular smartphone game – either premium or free-to-play – on a particular day. An individual who plays two different games on the same day is counted as two active users for that day when we aggregate DAU across games. In addition, an individual who plays the same game on two different devices during the same day (e.g., an iPhone and an iPad) is also counted as two active users for each such day when we average or aggregate DAU over time. Average DAU for a particular period is the average of the DAUs for each day during that period. We use DAU as a measure of player engagement with the titles that our players have downloaded.

MAU is the number of individuals who played a particular smartphone game – either premium or free-to-play – in the month for which we are calculating the metric. An individual who plays two different games in the same month is counted as two active users for that month when we aggregate MAU across games. In addition, an individual who plays the same game on two different devices during the same month (e.g., an iPhone and an iPad) is also counted as two active users for each such month when we average or aggregate MAU over time. Average MAU for a particular period is the average of the MAUs for each month during that period. We use the ratio between DAU and MAU as a measure of player retention.

ARPDAU is the total free-to-play smartphone revenue – consisting of micro-transactions, advertisements and offers – for the measurement period divided by the number of days in the measurement period divided by the DAU for the measurement period. ARPDAU reflects game monetization. Revenues for purposes of our ARPDAU calculation are our free-to-play revenues from micro-transactions and offers. Under our revenue recognition policy, we recognize these revenues over the estimated average playing period of a user, but our methodology for calculating our DAU does not align with our revenue recognition policy for micro-transactions and offers, under which we defer revenues. For example, if a title is introduced in the last month of a quarter, we defer a substantial portion of the micro-transaction and offer revenue to future months, but the entire DAU for the newly released title is included in the month of launch.

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

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended June 30, 2013 is aggregate daily DAU for the month of June 2013 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	For the Three Months Ended
	2013		2012
	March 31	June 30	March 31	June 30
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,894	2,895	3,218	3,412
Aggregate MAU	40,056	29,359	29,814	29,034
Aggregate ARPDAU	$0.06	$0.08	$0.07	$0.08

The decrease in aggregate DAU for the three months ended June 30, 2013 as compared to the same period of the prior year was primarily the result of decreased downloads related to no new free-to-play titles being launched during the three months ended June 30, 2013, compared to two new free-to-play titles launched during the three months ended June 30, 2012, including one of the most popular titles in our history, Deer Hunter Reloaded. The ratios between DAU and MAU (that is, DAU divided by MAU) decreased due to poor player retention on both our catalog of previously released titles and recently released titles that were not generating meaningful revenues; in general, increases in the ratio between DAU and MAU indicate better player retention. Our aggregate ARPDAU for the three months ended March 31, 2013, March 31, 2012, and June 30, 2012 have been restated due to our correction to gross accounting for revenues attributable to sales to end customers through digital storefronts. Our aggregate ARPDAU for the three months ended June 30, 2013 remained flat compared to the same period of the prior year due primarily to the fact that declines in the DAU of our catalogue titles have also been coupled with corresponding declines in revenues from these titles. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Acquisition of Blammo

On August 1, 2011, we completed the acquisition of Blammo by entering into a Share Purchase Agreement among Glu, Blammo and the owners of Blammo’s outstanding share capital (the “Sellers”). Under the Share Purchase Agreement we purchased all of the Blammo share capital, and we (1) issued to the Sellers an aggregate 1,000,000 shares of our common stock and (2) agreed to issue to the Sellers up to an aggregate of an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain baseline and upside net revenue targets during the years ending March 31, 2013 (up to 909,091 Additional Shares), March 31, 2014 (up to 1,250,000 Additional Shares) and March 31, 2015 (up to 1,153,846 Additional Shares). On May 16, 2013, we issued 742,036 shares to the former Blammo shareholders based on the amount of Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013.

Critical Accounting Policies and Estimates

In connection with the error that gave rise to the restatement of our financial statements as discussed in the Explanatory Note and in Note 1A to the accompanying unaudited condensed consolidated financial statements, we have corrected our Revenue Recognition (Smartphone revenue) critical accounting policy. Please see the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2012 for more information. Other than as set forth in the preceding sentences, management believes there were no significant changes in our Critical Accounting Policies and Estimates during the three months ended June 30, 2013 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2012 filed on August 9, 2013.

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

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

	Three Months Ended
	June 30,
	2013	2012
		(Restated)
	(in thousands)
Feature phone	$1,423	$3,710
Smartphone	23,022	25,554

Revenues	$24,445	$29,264

Our revenues decreased $4.8 million, or 16.5%, from $29.3 million (restated) for the three months ended June 30, 2012 to $24.4 million for the three months ended June 30, 2013, due to a $2.5 million decline in smartphone revenues and a $2.3 million decline in feature phone revenues. See “—Overview—Financial Results and Trends” above for further details. Our smartphone revenues do not include approximately $10.1 million of revenues as of June 30, 2013 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $1.7 million, from $12.8 million (restated) in the three months ended June 30, 2012 to $14.5 million in the three months ended June 30, 2013. This was primarily related to a $2.2 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts, which was partially offset by declining revenues in EMEA and the Americas, excluding the United States. This increase in our international revenues was offset by a decrease of $6.5 million in our United States revenues, primarily related to declining feature phone and incented offer revenues.

Smartphone Revenues

	Three Months Ended
	June 30,
	2013	2012
		(Restated)
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$18,943	$18,360
Advertisements	1,287	2,640
Offers	1,157	3,047
Other	1,635	1,507

Smartphone Revenues	$23,022	$25,554

Our smartphone revenues decreased $2.5 million, or 9.9%, from $25.6 million (restated) in the three months ended June 30, 2012 to $23.0 million in the three months ended June 30, 2013, which was primarily related to a $1.9 million decrease in our revenues from offers which have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform, and a $1.4 million decrease in our revenues from advertisements due to reduction in our direct advertisement campaigns at the end of the fourth quarter of 2012. This decrease was partially offset by a $583,000 million increase in micro-transactions (in-app purchases). We generate our smartphone revenues from micro-transactions, advertisements or offers, and we may change the focus of our monetization efforts among these methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our smartphone revenues derived from micro-transactions purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles.

Cost of Revenues

	Three Months Ended
	June 30,
	2013	2012
		(Restated)
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$7,670	$7,780
Amortization of intangible assets	1,078	932

Total cost of revenues	$8,748	$8,712

Revenues	$24,445	$29,264

Gross margin	64.2%	70.2%

Our cost of revenues remained consistent at $8.7 million in the three months ended June 30, 2012 (restated) and 2013, respectively. During the three months ended June 30, 2013, platform commission expense increased $293,000 due to a higher volume of revenue transactions through our digital storefronts, hosting fees increased $355,000 to support our free-to-play titles, and there was a $146,000 increase in amortization of intangible assets. These increases were partially offset by a $758,000 decrease in royalties associated with a decline in royalty-burdened revenues. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 86.0% (restated) in the three months ended June 30, 2012 to 92.9% in the three months ended June 30, 2013, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 38.5% (restated) in the three months ended June 30, 2012 to 47.5% in the three months ended June 30, 2013, due to renewing a number of our existing licenses at higher royalty rates and higher royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 5.4% (restated) in the three months ended June 30, 2012 to 3.4% in the three months ended June 30, 2013. We expect that our gross margin will decrease slightly during the remainder of 2013, as sales of games based on third-party intellectual property are expected to increase compared to 2012, in large part due to our Glu Publishing initiative.

Research and Development Expenses

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)
Research and development expenses	$11,224	$15,697
Percentage of revenues	45.9%	53.6%

Our research and development expenses decreased $4.5 million, or 28.5%, from $15.7 million in the three months ended June 30 31, 2012 to $11.2 million in the three months ended June 30, 2013. The decrease in research and development costs was primarily due to a $2.1 million decrease in stock-based compensation expense related to vesting and fair value changes of the contingent consideration to employees who are former Blammo shareholders since their earnout shares for Blammo’s 2013 fiscal year were earned as of March 31, 2013 and issued during the second quarter of 2013. Salaries and benefits decreased by $661,000 as a result of the restructurings we implemented in the fourth quarter of 2012 and first half of 2013, and our research and development headcount decreased from 513 employees at June 30, 2012 to 416 employees at June 30, 2013. In addition, variable compensation costs decreased $984,000 due to lower attainment of studio bonuses in the first half of 2013. The decrease in our research and development expenses was also due to a $302,000 decrease in localization costs and a $221,000 decrease in outside service fees due to lower external developer costs incurred in the second quarter of 2013. As a percentage of revenues, research and development expenses decreased from 53.6% (restated) in the three months ended June 30, 2012 to 45.9% in the three months ended June 30, 2013. Research and development expenses included $163,000 of stock-based compensation expense in the three months ended June 30, 2013 and $2.4 million in the three months ended June 30, 2012. We anticipate that our quarterly research and development expenses will increase slightly in absolute dollars over the remainder of 2013 as we intend to continue hiring additional games-as-a-service personnel with monetization expertise, and we expect our rate of hiring will slow dramatically after the third quarter of 2013. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo employee shareholders, as the fair value of the contingent consideration will be measured during each quarter until the end of the earn-out period in March 2015.

Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)
Sales and marketing expenses	$5,143	$4,701
Percentage of revenues	21.0%	16.1%

Our sales and marketing expenses increased $442,000, or 9.4%, from $4.7 million in the three months ended June 30, 2012 to $5.1 million in the three months ended June 30, 2013. The increase was primarily due to an $850,000 increase in marketing promotions associated with our free-to-play games, which was partially offset by a $241,000 decrease in salaries and benefits expenses resulting from the restructuring that we undertook in our EMEA sales and marketing offices during the first half of 2013, and a $78,000 decrease in variable compensation costs due to lower attainment of employee bonuses in the second quarter of 2013. Our sales and marketing headcount decreased from 37 employees at June 30, 2012 to 32 employees at June 30, 2013. As a percentage of revenues, sales and marketing expenses increased from 16.1% (restated) in the three months ended June 30, 2012 to 21.0% in the three months ended June 30, 2013. Sales and marketing expenses included $93,000 of stock-based compensation expense in the three months ended June 30, 2013 and $155,000 in the three months ended June 30, 2012. We expect our sales and marketing expenditures to continue to increase during 2013 in absolute dollars and as a percentage of revenues in connection with the sales and marketing initiatives we intend to undertake related to the new free-to-play games that we expect to release during 2013, particularly during the fourth quarter of 2013, including games we are publishing as part of our Glu Publishing initiative.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)
General and administrative expenses	$3,852	$4,556
Percentage of revenues	15.8%	15.6%

Our general and administrative expenses decreased $704,000, or 15.5%, from $4.6 million in the three months ended June 30, 2012 to $3.9 million in the three months ended June 30, 2013. The decrease in general and administrative costs was primarily due to a $433,000 million decrease in the fair market value of contingent consideration issued to the Blammo non-employee shareholders since a portion of their earnout shares were earned as of March 31, 2013 and issued during the second quarter of 2013, a decrease of $394,000 in sales and use taxes due to a one time VAT charge in the second quarter of 2012, and a $386,000 decrease in variable compensation, primarily relating to lower attainment of executive bonuses in the second quarter of 2013. Salaries and benefits expenses remained relatively flat, despite the fact that we increased our general and administrative headcount from 65 employees at June 30, 2012 to 68 employees at June 30, 2013. The decrease in general and administrative expenses was partially offset by a $371,000 increase in professional and consulting fees associated with recruiting, legal, and accounting services and a $211,000 increase in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses increased from 15.6% (restated) in the three months ended June 30, 2012 to 15.8% in the three months ended June 30, 2013. General and administrative expenses included $480,000 of stock-based compensation expense in the three months ended June 30, 2013 and $487,000 in the three months ended June 30, 2012. We anticipate that our quarterly general and administrative expenses will increase slightly in absolute dollars over the remainder of 2013. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our restructuring charge increased from $320,000 in the three months ended June 30, 2012 to $937,000 in the three months ended June 30, 2013. Our restructuring charges for the three months ended June 30, 2013 were comprised of employee termination costs in our Brazil, San Francisco, China, Kirkland, and EMEA offices, and facility-related costs related to streamlining of our facility in Kirkland, Washington and additional costs associated with vacating our Brazil office. In addition, we recorded a non-cash adjustment of $238,000 in respect of the write-off of a cumulative translation adjustment upon the substantial liquidation of our Brazilian entity, which is recognized in the Restructuring charge on our unaudited condensed consolidated statement of operations for the three months ended June 30, 2013.

Our amortization of intangible assets remained flat at $495,000 in the three months ended June 30, 2012 and 2013, respectively.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $210,000 in the three months ended June 30, 2012 to net income of $163,000 in the three months ended June 30, 2013. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax benefit increased from $2.0 million in the three months ended June 30, 2012 to $2.9 million in the three months ended June 30, 2013. This change was primarily due to the release of uncertain tax positions in certain foreign jurisdictions due to the expiration of the statute of limitations, changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At June 30, 2013, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $755,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

	Six Months Ended
	June 30,
	2013	2012
		(Restated)
	(in thousands)
Feature phone	$3,279	$7,875
Smartphone	45,771	47,898

Revenues	$49,050	$55,773

Our revenues decreased $6.7 million, or 12.1%, from $55.8 million (restated) for the six months ended June 30, 2012 to $49.1 million for the six months ended June 30, 2013, due to a $2.1 million decline in smartphone revenues and a $4.6 million decline in feature phone revenues. See “—Overview—Financial Results and Trends” above for further details. Our smartphone revenues do not include approximately $10.1 million of revenues as of June 30, 2013 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues increased by $3.8 million, from $24.3 million (restated) in the six months ended June 30, 2012 to $28.1 million in the six months ended June 30, 2013. This was primarily related to a $4.5 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts and OEM relationships, which was partially offset by declining revenues in EMEA and the Americas, excluding the United States. This increase in our international revenues was offset by a decrease of $10.6 million in our United States revenues, primarily related to declining feature phone and incented offer revenues.

Smartphone Revenues

	Six Months Ended
	June 30,
	2013	2012
		(Restated)
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$36,451	$34,277
Advertisements	2,811	4,469
Offers	2,675	5,883
Other	3,834	3,269

Smartphone Revenues	$45,771	$47,898

Our smartphone revenues decreased $2.1 million, or 4.4%, from $47.9 million (restated) in the six months ended June 30, 2012 to $45.8 million in the six months ended June 30, 2013, which was primarily related to a $3.2 million decrease in our revenues from offers which have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform, and a $1.7 million decrease in due to a reduction in our direct advertisement campaigns. This decrease was partially offset by a $2.2 million increase in micro-transactions (in-app purchases), and a $565,000 increase in premium smartphone revenues as a result of our GameSpy acquisition in third quarter of 2012.

Cost of Revenues

	Six Months Ended
	June 30,
	2013	2012
		(Restated)
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$15,132	$15,302
Amortization of intangible assets	2,152	1,685

Total cost of revenues	$17,284	$16,987

Revenues	$49,050	$55,773

Gross margin	64.8%	69.5%

Our cost of revenues increased $297,000, or 1.7%, from $17.0 million (restated) in the six months ended June 30, 2012 to $17.3 million in the six months ended June 30, 2013. This increase was primarily due to a $802,000 increase in platform commission expense associated with a higher volume of revenue transactions through our digital storefronts, a $555,000 increase in hosting fees to support our free-to-play titles, and a $467,000 increase in amortization of intangible assets. These increases were partially offset by a $1.5 million decrease in royalties associated with a decline in royalty-burdened revenues. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 82.2% (restated) in the six months ended June 30, 2012 to 91.1% in the six months ended June 30, 2013, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 34.9% (restated) in the six months ended June 30, 2012 to 44.3% in the six months ended June 30, 2013, due to renewing a number of our existing licenses at higher royalty rates and higher royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 6.2% (restated) in the six months ended June 30, 2012 to 4.0% in the six months ended June 30, 2013.

Research and Development Expenses

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Research and development expenses	$22,854	$30,730
Percentage of revenues	46.6%	55.1%

Our research and development expenses decreased $7.9 million, or 25.6%, from $30.7 million in the six months ended June 30, 2012 to $22.9 million in the six months ended June 30, 2013. The decrease in research and development costs was primarily due to a $4.7 million decrease in stock-based compensation expense related to vesting and fair value changes of the contingent consideration to employees who are former Blammo shareholders since their earnout shares for Blammo’s 2013 fiscal year were earned as of March 31, 2013 and issued during the second quarter of 2013. Salaries and benefits decreased by $593,000 as a result of the restructurings we implemented in the fourth quarter of 2012 and first half of 2013, and our research and development headcount decreased from 513 employees at June 30, 2012 to 416 employees at June 30, 2013. In addition, variable compensation costs decreased $1.3 million due to lower attainment of studio bonuses in the first half of 2013. The decrease in our research and development expenses was also due to a $347,000 decrease in localization costs and a $734,000 decrease in outside service fees due to lower external developer costs incurred in the six months ended June 30, 2013. As a percentage of revenues, research and development expenses decreased from 55.1% (restated) in the six months ended June 30, 2012 to 46.6% in the six months ended June 30, 2013. Research and development expenses included $831,000 of stock-based compensation expense in the six months ended June 30, 2013 and $5.7 million in the six months ended June 30, 2012.

Sales and Marketing Expenses

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Sales and marketing expenses	$10,151	$9,076
Percentage of revenues	20.7%	16.3%

Our sales and marketing expenses increased $1.1 million, or 11.8%, from $9.1 million in the six months ended June 30, 2012 to $10.2 million in the six months ended June 30, 2013. The increase was primarily due to a $1.7 million increase in marketing promotions associated with our free-to-play games, which was partially offset by a $216,000 decrease in salaries and benefits expenses resulting from the restructuring that we undertook in our EMEA sales and marketing offices during the first half of 2013, and a $187,000 decrease in variable compensation costs due to lower attainment of employee bonuses in the first half of 2013. Our sales and marketing headcount decreased from 37 at June 30, 2012 to 32 at June 30, 2013. As a percentage of revenues, sales and marketing expenses increased from 16.3% (restated) in the six months ended June 30, 2012 to 20.7% in the six months ended June 30, 2013. Sales and marketing expenses included $160,000 of stock-based compensation expense in the six months ended June 30, 2013 and $270,000 in the six months ended June 30, 2012.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
General and administrative expenses	$7,771	$8,922
Percentage of revenues	15.8%	16.0%

Our general and administrative expenses decreased $1.2 million, or 12.9%, from $8.9 million in the six months ended June 30, 2012 to $7.8 million in the six months ended June 30, 2013. The decrease in general and administrative costs was primarily due to a $1.0 million decrease in the fair market value of contingent consideration issued to Blammo non-employee shareholders since a portion of their earnout shares were earned as of March 31, 2013 and issued during the second quarter of 2013, a $695,000 decrease in variable compensation, primarily relating to lower attainment of executive bonuses in the first half of 2013, and a decrease of $403,000 in sales and use taxes due to a one time VAT charge in the second quarter of 2012. Salaries and benefits expenses remained relatively flat, despite increasing our general and administrative headcount from 65 employees at June 30, 2012 to 68 employees at June 30, 2013. The decrease in general and administrative expenses was partially offset by a $640,000 increase in professional and consulting fees associated with recruiting and accounting services, and a $356,000 increase in allocated facility and overhead costs. As a percentage of revenues, general and administrative expenses decreased from 16.0% (restated) in the six months ended June 30, 2012 to 15.8% in the six months ended June 30, 2013. General and administrative expenses included $990,000 of stock-based compensation expense in the six months ended June 30, 2013 and $948,000 in the six months ended June 30, 2012.

Other Operating Expenses

Our restructuring charge increased from $320,000 in the six months ended June 30, 2012 to $1.4 million in the six months ended June 30, 2013. Our restructuring charges for the six months ended June 30, 2013 were comprised of employee termination costs in our Brazil, China, San Francisco, Kirkland, and EMEA offices, and facility-related costs related to streamlining of our facility in Kirkland, Washington and additional costs associated with vacating our Brazil office. In addition, we recorded a non-cash adjustment of $238,000 in respect of the write-off of cumulative translation adjustment upon the substantial liquidation of our Brazilian entity, which is recognized in the Restructuring charge on our unaudited condensed consolidated statement of operations for the six months ended June 30, 2013.

Our amortization of intangible assets remained flat at $990,000 in the six months ended June 30, 2012 and 2013, respectively.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, increased from net expense of $156,000 in the six months ended June 30, 2012 to net income of $295,000 in the six months ended June 30, 2013. This increase was primarily due to foreign currency gains related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax benefit increased from $1.6 million in the six months ended June 30, 2012 to $2.7 million in the six months ended June 30, 2013. This change was primarily due to the release of uncertain tax positions in certain foreign jurisdictions due to the expiration of the statute of limitations, changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2013	2012
		(Restated)
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$4,534	$3,793
Cash flows used in operating activities	(5,626)	(2,572)
Cash flows used in investing activities	(2,715)	(6,149)
Cash flows provided by financing activities	5,219	1,363

Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities. As of June 30, 2013 we had an accumulated deficit of $240.7 million.

Operating Activities

In the six months ended June 30, 2013, net cash used in operating activities was $5.6 million, primarily due to a net loss of $8.4 million, a decrease in accrued compensation of $1.6 million due to the payment of bonuses accrued at December 31, 2012, a decrease in accrued royalties of $988,000, a decrease in deferred revenues of $1.6 million, and a decrease in non-current liabilities of $2.8 million. These amounts were partially offset by a decrease in accounts receivable of $1.3 million, an increase in accounts payable of $1.7 million, and adjustments for non-cash items, including depreciation expense of $1.4 million, amortization expense of $3.1 million, and stock-based compensation expense of $2.0 million.

In the six months ended June 30, 2012, net cash used in operating activities was $2.6 million, primarily due to a net loss of $9.8 million, a decrease in other long-term liabilities of $2.3 million due to the release of an uncertain tax provision upon expiration of the statute of limitations, an increase in accounts receivable of $1.3 million due to timing of cash collections and a decrease in accounts payable of $693,000. These amounts were partially offset by adjustments for non-cash items, including stock-based compensation expense of $6.9 million, amortization expense of $2.7 million, depreciation expense of $1.1 million and change in fair value of the Blammo earn-out of $1.0 million.

Investing Activities

In the six months ended June 30, 2013, we used $2.7 million of cash for investing activities resulting primarily from issuances of $1.7 million on our letters of credit associated with the sublease for our new San Francisco headquarters lease and the new office for our Griptonite studio, $785,000 of property and equipment purchases, and other investments of $200,000.

In the six months ended June 30, 2012, we used $6.1 million of cash for investing activities resulting primarily from $5.0 million used to purchase the Deer Hunter trademark and brand assets during the second quarter of 2012 and a $1.1 million increase in leasehold improvements, purchases of computer, server and networking equipment to support our free-to-play games and purchases of software.

Financing Activities

In the six months ended June 30, 2013, net cash provided by financing activities was $5.2 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

In the six months ended June 30, 2012, net cash provided by financing activities was $1.4 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $19.1 million as of June 30, 2013. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $4.9 million as of June 30, 2013, most of which were held by our United Kingdom subsidiary. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

We expect to fund our operations and satisfy our contractual obligations during 2013 primarily through our cash and cash equivalents and cash flows from operations. However, we expect to use cash in our operations during 2013 as we seek to grow our business. In addition, we expect to use approximately $1.8 million in the third quarter of 2013 for capital expenditures related to office moves for our corporate headquarters in San Francisco and our Kirkland, Washington studio. We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay upfront license fees or minimum guarantees related to our Glu Publishing business, use of cash to pay unexpected moving-related costs, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.

If our cash sources are insufficient to satisfy our cash requirements or if we wish to strengthen our balance sheet, we may seek to raise additional capital, potentially pursuant to our effective universal shelf registration statement. However, we may be unable to do so on terms that are favorable to us or at all, particularly given current capital market and overall economic conditions. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating lease obligations	$17,960	$2,072	$11,318	$4,570	$—
Guaranteed royalties(1)	290	290	—	—	—
Uncertain tax position obligations, including interest and penalties(2)	841	—	—	—	841
Blammo earn-out (3)	273	210	63	—	—

Total contractual obligations	$19,364	$2,572	$11,381	$4,570	$841

(1)	We have entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, we are required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of June 30, 2013 were $290,000, which are due over the remaining six months of 2013.
(2)	As of June 30, 2013, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” on our condensed consolidated balance sheets. As of June 30, 2013, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.
(3)	As of June 30, 2013, the contingent consideration issued to the former Blammo shareholders had a fair value of $273,000. The fair value is based on the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2014 and fiscal 2015.

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K/A for the year ended December 31, 2012. Our market risk profile has not changed significantly during the first six months of 2013.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2013, we had no short-term investments and substantially all $19.1 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of June 30, 2013 and December 31, 2012, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, Russia, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them. At June 30, 2013, Apple accounted for 44.4% and PlayHaven accounted for 11.8% of total accounts receivable. At December 31, 2012, Apple accounted for 44.3%, PlayHaven accounted for 13.2% and Google accounted for 10.8% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 70 countries in more than 20 different currencies, and in 2012 and the first six months of 2013, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated, our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15 (e) under the Exchange Act, as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Based on the foregoing our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer concluded that the material weakness related to the application of revenue accounting guidance as described Item 9A – Controls and Procedures – Restated under “Management’s Report on Internal Control over Financial Reporting” included in our Form 10-K/A filed on August 9, 2013 also existed as of June 30, 2013. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness in our internal control over financial reporting as of June 30, 2013 related to the application of revenue accounting guidance to our smartphone revenues for sales through digital storefronts. Specifically, our controls surrounding the application of accounting guidance to smartphone revenues transactions did not operate as designed. This control deficiency resulted in the misstatement of our revenues and cost of revenues, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of the unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years) as discussed in Note 1A and Note 14 to our consolidated financial statements included in our annual report on Form 10-K/A filed on August 9, 2013.

Notwithstanding the identified material weakness, management, based on the work performed during the restatement process described in Note 1A to the unaudited interim condensed consolidated financial statements, has concluded that the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we have been infringing two of Lodsys’ patents, and is seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. On June 19, 2013, we filed an answer to Lodsys’s complaint (i) denying all of Lodsys’s claims, (ii) setting forth certain affirmative defenses to Lodsys’s claims and (iii) asserting counterclaims that we do not infringe the Lodsys patents and that the Lodsys patents are invalid. This action has only recently been filed and, accordingly, we are not in a position to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

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

We have incurred significant losses since inception, including a net loss of $21.1 million in 2011, a net loss of $20.5 million in 2012 and a net loss of $8.4 million for the six months ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $240.7 million. We expect our costs in 2013 to increase in absolute dollars over 2012 levels as we implement additional initiatives designed to increase revenues, such as developing games with greater complexity and higher production values, making investments related to our continued transition to becoming a games-as-a-service company, increasing the amount we spend marketing our new titles and paying upfront license fees or minimum guarantees related to our Glu Publishing business. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable. In addition, our revenues increased only slightly in each of 2011 and 2012 from the preceding year, and slightly decreased in the first half of 2013 as compared to the first half of 2012. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

We have a relatively new and evolving business model with a short operating history.

In early 2010, we changed our business model to focus on becoming a leading publisher of “free-to-play” games for smartphones, tablets and other advanced platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We launched our first free-to-play titles in the fourth quarter of 2010, so we have a short history operating in this business model, which limits the experience upon which we can draw when making operating decisions. In addition, we have been transitioning towards becoming a games-as-a-service company in which the majority of our future free-to-play games will be only playable online, and we may not be successful in executing on this transition. Our efforts to develop free-to-play games and transition towards becoming a games-as-a-service company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

•

we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our limited experience in offering the features that are often associated with free-to-play games published by games-as-a-service companies, such as tournaments, live events and more frequent content updates;

•

we intend to continue to develop the majority of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•

many well-funded public and private companies have released, or plan to release, free-to-play games, including those provided under the games-as-a-service model, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	free-to-play games, including those delivered as a service, have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•

our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

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

•

we may have difficulty hiring the additional monetization, live operations, server technology, user experience and product management personnel that we require to support our transition to becoming a games-as-a-service company, or may face difficulties in developing our GluOn games-as-a-service technology platform and incorporating it into our products;

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

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenues that we derive from in-app purchases.

Since our free-to-play games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth. However, we rely on a very small portion of our total users for nearly all of our smartphone revenues derived from in-app purchases (as opposed to advertisements and incentivized offers). Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles. To significantly increase our revenues, we must either increase the number of users who make in-app purchases or increase the amount that our paying players spend in our games. We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user). We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unsuccessful in our transition to becoming a games-as-a-service company. If we are unable to convert non-paying players into paying players or if the average amount of revenues that we generate from our users does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 58.8% of our total revenues for the six months ended June 30, 2013 compared with 57.4% of our total revenues for the six months ended June 30, 2012. We generated the majority of these iOS-related revenues from in-app purchases and sales of premium games made through the Apple App Store, which represented 50.4% of our total revenues for the six months ended June 30, 2013 compared with 42.5% of our total revenues for the six months ended June 30, 2012, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 28.6% and 24.3% of our total revenues for the six months ended June 30, 2013 and 2012, respectively, from the Android platform. We generated the majority of our Android-related revenues from in-app purchases and sales of premium games made through the Google Play store, which represented 18.7% and 18.7% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they were commercially released. If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

The operators of digital storefronts on which we publish our free-to-play games in many cases have the unilateral ability to change and interpret the terms of our contract with them.

Unlike our legacy feature phone business in which we and the wireless carrier or other distributor negotiated the business terms related to the distribution of our feature phone games, we distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator. For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of applications, including our games, on their storefronts. Each of Apple and Google can unilaterally change their standard terms and conditions with no prior notice to us. In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenues thereafter. Most recently, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers and will likely continue to negatively impact our revenues in future periods. Any similar changes in the future that impact our revenues could materially harm our business, and we may not receive significant or any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. If Apple or Google or any other storefront operator determines that we are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Nexon and many well-funded private companies, including Kabam, King, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than free-to-play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 150,000 active games were available on Apple’s App Store as of July 31, 2013. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the free-to-play games and games-as-a-service business models and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience integrating community features into their games, operating as a games-as-a-service company and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

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

•	changes in the prominence of storefront featuring for our games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;

•	changes in the mix of revenues derived from first party titles and third party titles;

•	changes in the amount of money we spend marketing our titles in a particular quarter, as well as changes in the timing of when we incur these marketing expenses within the quarter;

•	decisions by us to incur additional expenses, such as increases in research and development, or unanticipated increases in vendor-related costs, such as hosting fees;

•	the timing of successful mobile device launches;

•	the seasonality of our industry;

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

Our business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, we intend to include new categories of games (such as role-playing games and card battle games) in our planned 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games. We have limited experience creating these types of games, and if we do not succeed in these efforts, it will negatively impact our revenues and operating results for 2013 and beyond. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. The majority of our successful free-to-play games are in the action/adventure genre, and we expect that the majority of the games that we will release in 2013 will be in that category. Some of these games contain violence or other content that certain consumers may find objectionable. For example, Apple has assigned our Frontline Commando: D-Day game a 17-and-older rating due to its violence. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one of which did not depict blood. Despite these ratings and precautions, consumers may be offended by certain of our game content games and children to whom these games are not targeted may choose to play them nonetheless. In addition, one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital platform operators to no longer allow us to publish the game on their platforms. Similarly, if one of our games is introduced with defects or has playability issues, it could results in negative user reviews and damage our brand. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our users have encountered with our games.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time. Our growth depends on our ability to consistently launch new games that generate significant revenues. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. We have since that time failed to consistently release titles that generate significant revenues, which has resulted in our inability to grow our revenues on a quarterly basis. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

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

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.

We derive revenues from our free-to-play games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If we exhaust the available inventory of these third parties, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

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

We have begun publishing, and intend to continue to publish games developed by third parties which will expose us to a number of potential operational and legal risks.

We have recently formed our Glu Publishing department that will initially focus on entering into relationships with developers of successful games in Asian markets where Glu will localize and publish those games in the United States and non-Asian markets. Our Glu Publishing business will expose us to a number of potential operational and legal risks. For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guarantees in order to obtain the rights to publish their games, and we may need to spend significant money marketing these games after they have been commercially launched. If the games are not commercially successful because they do not appeal to a Western audience, because of our limited experience in publishing other developers’ games or for any other reason, it will negatively impact our operating results. In addition, if any of the third party developers with which we work have created their games by infringing another party’s intellectual property or otherwise violating their rights, or if these games violate applicable laws and regulations such as with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

We expect to continue to use cash in our operations during 2013 as we seek to grow our business. In addition, we expect to use approximately $1.8 million in the third quarter of 2013 for capital expenditures related to office moves for our corporate headquarters in San Francisco and our Kirkland, Washington studio. As of June 30, 2013, we had $19.1 million of cash and cash equivalents. If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements or if we wish to strengthen our balance sheet, we will need to seek additional capital, potentially pursuant to our effective universal shelf registration statement, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, particularly given our current stock price, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. The material weakness in our internal control over financial reporting that resulted from the restatement of our financial statements may make it more difficult for us to raise additional debt or equity capital. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

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

In addition, if we issue equity securities as consideration in an acquisition, as we did for our acquisitions of Griptonite, Blammo and GameSpy, our current stockholders’ percentage ownership and earnings per share would be diluted. For example, our Blammo acquisition agreement provides that the former Blammo shareholders may earn up to 3,312,937 shares of our common stock if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015; Blammo earned 742,036 shares of a possible 909,091 shares for the year ended March 31, 2013. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

We rely on a combination of our own servers and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on Digital Storefronts and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure will increase as we transition to becoming a games-as-a-service company. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids. Amazon may terminate its agreement with us upon 30 days’ notice. Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration could. In addition, we use, or plan to use, GameSpy’s services and equipment for many of our games, which is subject to a transitional data center services agreement between us and IGN, GameSpy’s former parent corporation, that terminates on August 2, 2014, unless we (or, under certain circumstances, IGN) earlier terminate the agreement. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies could result in the inability of end users to download or play our games, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, some users of our Android-based games have experienced issues receiving the virtual currency that they purchased and paid for. In addition, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose users of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

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

International sales represented approximately 46.6% (restated) and 50.3% (restated) of our revenues in 2012 and 2011, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in a number of foreign countries including Canada, China, India and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets. Risks affecting our international operations include:

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

Furthermore, the growth and development of free-to-play gaming and the sale of virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours. We anticipate that scrutiny and regulation of our industry will increase and that we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover virtual currency or goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may depend on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may dampen the growth of free-to-play gaming and impair our business.

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and in October 2012, we entered into a strategic relationship with Probability PLC to offer a suite of Glu-branded mobile slot games in the United Kingdom and Italy, two of which are currently offered in the United Kingdom. We intend to continue to explore opportunities with respect to real money gambling. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices. For example, in December 2012, the Federal Trade Commission adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13, which amendments became effective on July 1, 2013. In addition, the European Union has proposed reforms to its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. In response to developments in the interpretation and understanding of regulations such as these and guidance and inquiries from the California Attorney General, we released updates to our My Dragon and Deer Hunter Reloaded games and made changes to our games in development to make our privacy policy readily accessible to players of these games as required by the California Online Privacy Protection Act. If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

We may become involved in intellectual property disputes, which may disrupt our business and require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, on April 16, 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we have been infringing two of Lodsys’ patents, and is seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. In the event of a successful claim against us, we might be enjoined from using our intellectual property or licensed intellectual property that we use in our business, we might incur significant licensing fees and we might be forced to develop alternative technologies. If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

We may become a party to litigation and regulatory inquiries, which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.

We may become subject to various legal proceedings, claims and regulatory inquiries that arise out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. In addition, events may give occur that give rise to a potential risk of litigation, including for example, in connection with the recent restatement of our financial information. The number and significance of regulatory inquiries have increased as our business has evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business, require us to change our business practices or products, require significant amounts of management time, result in diversion of significant operations resources or otherwise harm of business and future financial results.

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
Eric R. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	Change of Control Severance Agreement between Glu Mobile Inc. and Matthew Ricchetti, dated April 1, 2013.	8-K	001-33368	99.01	04/05/13

10.02	Change of Control Severance Agreement between Glu Mobile Inc. and Chris Akhavan, dated as of April 22, 2013.					X

10.03	2008 Equity Inducement Plan, as amended and restated through May 14, 2013.	8-K	001-33368	99.01	05/17/13

10.04	Non-Employee Director Compensation Program, adopted on April 10, 2013.	8-K	001-33368	99.01	04/11/13

10.05++	Amendment No. 2 to Publisher Agreement between Glu Games Inc. and Tapjoy, Inc., dated as of May 13, 2013.					X

10.06	Sublease between Oracle America, Inc. and Glu Mobile Inc., dated as of April 16, 2013.	8-K	001-33368	99.01	04/22/13

10.07	Lease between Talon Portfolio Services, LLC and Griptonite, Inc., dated as of June 6, 2013.					X

10.08	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Report Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Presentation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

++	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.