Form 10-Q
period 2013-09-30
GLU MOBILE INC
filed 2013-11-08
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-33368

Glu Mobile Inc.

(Exact name of the Registrant as Specified in its Charter)

Delaware	91-2143667
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Howard Street, Suite 300

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2013: 77,956,856.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2013

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Restated)	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and the Three and Nine Months Ended September 30, 2012 (Restated)	4

Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and the Three and Nine Months Ended September 30, 2012	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012 (Restated)	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4. CONTROLS AND PROCEDURES	40

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	42

ITEM 1A. RISK FACTORS	42

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	57

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	57

ITEM 4. MINE SAFETY DISCLOSURES	57

ITEM 5. OTHER INFORMATION	57

ITEM 6. EXHIBITS	57

SIGNATURES	58

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2013	2012
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$27,658	$22,325
Accounts receivable, net	11,282	11,881
Prepaid royalties	41	—
Prepaid expenses and other	4,615	5,167

Total current assets	43,596	39,373
Property and equipment, net	5,149	5,026
Restricted cash	1,730	—
Other long-term assets	566	227
Intangible assets, net	6,465	10,889
Goodwill	19,477	19,440

Total assets	$76,983	$74,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,540	$7,269
Accrued liabilities	2,170	2,124
Accrued compensation	3,620	5,989
Accrued royalties	1,250	2,781
Accrued restructuring	—	4
Deferred revenues	10,544	11,711

Total current liabilities	26,124	29,878
Other long-term liabilities	2,706	6,190

Total liabilities	28,830	36,068

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at September 30, 2013 and December 31, 2012; 77,925 and 66,022 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	8	6
Additional paid-in capital	296,611	271,016
Accumulated other comprehensive income/(loss)	222	167
Accumulated deficit	(248,688)	(232,302)

Total stockholders’ equity	48,153	38,887

Total liabilities and stockholders’ equity	$76,983	$74,955

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenues	$21,722	$26,099	$70,772	$81,872
Cost of revenues:
Platform commissions, royalties and other	7,436	6,946	22,568	22,248
Impairment of prepaid royalties and guarantees	435	—	435	—
Amortization of intangible assets	1,082	1,025	3,234	2,710

Total cost of revenues	8,953	7,971	26,237	24,958

Gross profit	12,769	18,128	44,535	56,914

Operating expenses:
Research and development	11,405	9,979	34,259	40,709
Sales and marketing	5,361	5,545	15,512	14,621
General and administrative	3,617	2,466	11,388	11,388
Amortization of intangible assets	229	495	1,219	1,485
Impairment of goodwill	—	3,613	—	3,613
Restructuring charge	—	213	1,448	533

Total operating expenses	20,612	22,311	63,826	72,349

Loss from operations	(7,843)	(4,183)	(19,291)	(15,435)
Interest and other income/(expense), net:
Interest income	4	5	11	17
Other income/(expense), net	(159)	(460)	129	(628)

Interest and other income/(expense), net	(155)	(455)	140	(611)

Loss before income taxes	(7,998)	(4,638)	(19,151)	(16,046)
Income tax benefit	30	1,075	2,765	2,654

Net loss	$(7,968)	$(3,563)	$(16,386)	$(13,392)

Net loss per common share — basic and diluted	$(0.11)	$(0.06)	$(0.24)	$(0.21)
Weighted average common shares outstanding — basic and diluted	71,529	64,562	69,246	63,865

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Loss	$(7,968)	$(3,563)	$(16,386)	$(13,392)

Other comprehensive income:
Foreign currency translation adjustments	160	436	293	140
Reclassification to net loss (1)	—	—	(238)	—

Other comprehensive income	160	436	55	140

Comprehensive loss	$(7,808)	$(3,127)	$(16,331)	$(13,252)

(1)	The reclassification to net loss relates to the write-off of cumulative translation adjustment upon substantial liquidation of the Company’s Brazilian entity and is recognized in Restructuring charge in the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013.

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net loss	$(16,386)	$(13,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,025	1,672
Amortization of intangible assets	4,453	4,195
Stock-based compensation	2,701	3,996
Change in fair value of Blammo earnout	(49)	77
Non-cash warrant expense	427	—
Non-cash foreign currency remeasurement (gain)/loss	(108)	628
Impairment of goodwill	—	3,613
Impairment of prepaid royalties and guarantees	435	—
Non-cash restructuring charges	244	—
Changes in allowance for doubtful accounts	11	300
Changes in operating assets and liabilities:
Accounts receivable	513	(175)
Prepaid royalties	(476)	454
Prepaid expenses and other assets	398	(1,485)
Accounts payable	306	30
Accrued liabilities	47	(377)
Accrued compensation	(536)	57
Accrued royalties	(1,529)	(1,062)
Deferred revenues	(1,179)	248
Accrued restructuring charge	(161)	(769)
Other long-term liabilities	(2,655)	(3,138)

Net cash used in operating activities	(11,519)	(5,128)

Cash flows used in investing activities:
Purchase of property and equipment	(1,328)	(1,740)
Purchase of intangible assets	—	(5,000)
Restricted cash	(1,730)	—
Other investing activities	(200)	—
Net cash received from acquisitions	—	913

Net cash used in investing activities	(3,258)	(5,827)

Cash flows from financing activities:
Proceeds from public offering	14,214	—
Proceeds from exercise of warrants and issuance of common stock	4,329	619
Proceeds from exercise of stock options and ESPP	1,549	2,450

Net cash provided by financing activities	20,092	3,069

Effect of exchange rate changes on cash	18	(275)

Net increase/(decrease) in cash and cash equivalents	5,333	(8,161)
Cash and cash equivalents at beginning of period	22,325	32,212

Cash and cash equivalents at end of period	$27,658	$24,051

Supplemental disclosure of cash flow information
Common stock issued for property and equipment	$189	$—
Common stock issued for acquisitions	—	2,796

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

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $248,688 as of September 30, 2013. For the three months ended September 30, 2013, the Company incurred a net loss of $7,968. For the nine months ended September 30, 2013, the Company incurred a net loss of $16,386. The Company may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve profitability and its intended business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as amended by Amendment No. 1 filed with the SEC on August 9, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2013 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 (restated), respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2012 (restated) has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of September 30, 2013 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Apple	50.3%	37.5%	50.4%	40.9%
Google	18.7	20.3	18.7	19.2
Tapjoy	—	12.7	—	10.8

At September 30, 2013, Apple accounted for 45.7% of total accounts receivable. At December 31, 2012, Apple accounted for 44.3%, PlayHaven accounted for 13.2% and Google accounted for 10.8% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. During the three and nine months ended September 30, 2013, the Company adopted this guidance and reclassified the accumulated translation adjustment related to its Brazilian subsidiary out of accumulated other comprehensive income to restructuring charge in the Company’s unaudited condensed consolidated statement of operations upon the substantially complete liquidation of the entity.

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

Note 1A – Restatement of Financial Statements

Restatement Background

While preparing the Company’s financial outlook for the third quarter and full year of 2013, the Company’s management consulted with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, regarding the appropriate revenue recognition methodology for a new type of online-only game – the Company’s “Games-as-a-Service” titles – that the Company expects to introduce in the fourth quarter of 2013. The Company expects that these titles will primarily be sold through Digital Storefronts. As a result of these discussions, it was determined that revenues generated from sales to end customers through the Digital Storefronts of the Company’s existing games should have been recorded on a gross basis because, upon further review of the agreements with the Digital Storefronts, it was determined that the Company should be considered the principal in the sales transaction. The Company has therefore corrected its revenue recognition policy to record on a gross basis the revenues attributable to sales to end customers through the Digital Storefronts.

Accordingly, the Company has restated its previously issued consolidated financial statements for the years ended December 31, 2011 and 2012 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 to correct for the error in its presentation of smartphone revenues and cost of revenues, as well as corresponding adjustments to the Company’s deferred revenues and deferred cost of revenues. This resulted in an increase in the Company’s previously reported revenues and a corresponding identical increase in cost of revenues. This decreased the Company’s gross margin (gross profit as a percent of revenue) in each reporting period, but had no effect on gross profit, operating income/(loss), net income/(loss), cash flows or any per share amounts for any period. In addition, these changes did not change the timing of recognition of any revenues or costs among reporting periods.

The following table summarizes the Condensed Consolidated Balance Sheet at December 31, 2012 as reported on the Company’s Form 10-K filed on March 15, 2013, compared to the restated accounts as reported on the Company’s Form 10-K/A filed on August 9, 2013:

	December 31, 2012
	As Reported	Adjustments	As Restated
Prepaid expenses and other	$2,487	$2,680	$5,167
Total assets	72,275	2,680	74,955
Deferred revenues	9,031	2,680	11,711
Total liabilities	33,388	2,680	36,068
Total liabilities and stockholders’ equity	72,275	2,680	74,955

The following table summarizes the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012, as reported on the Company’s Form 10-Q filed on November 9, 2012, compared to the restated accounts as reported on the Company’s Form 10-K/A filed on August 9, 2013:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$21,347	$4,752	$26,099	$66,512	$15,360	$81,872
Cost of revenues:
Platform commissions, royalties and other	2,194	4,752	6,946	6,888	15,360	22,248
Amortization of intangible assets	1,025	—	1,025	2,710	—	2,710

Total cost of revenues	3,219	4,752	7,971	9,598	15,360	24,958

Gross profit	$18,128	$—	$18,128	$56,914	$—	$56,914

The following table summarizes the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, as reported on the Company’s Form 10-Q filed on November 9, 2012, compared to the restated accounts as reported on the Company’s Form 10-K/A filed on August 9, 2013:

	Nine Months Ended September 30, 2012
	(unaudited)
	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	$(1,247)	$(238)	$(1,485)
Deferred revenues	10	238	248
Net cash used in operating activities	(5,128)	—	(5,128)

Note 2 – Net Loss Per Share

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions imposed by the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(7,968)	$(3,563)	$(16,386)	$(13,392)

Basic and diluted shares:
Weighted average common shares outstanding	71,619	65,270	69,337	64,584
Weighted average unvested common shares subject to restrictions	(90)	(708)	(91)	(719)

Weighted average shares used to compute basic and diluted net loss per share	71,529	64,562	69,246	63,865

Net loss per share — basic and diluted	$(0.11)	$(0.06)	$(0.24)	$(0.21)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Warrants to purchase common stock	3,813	4,140	2,978	4,261
Unvested common shares subject to restrictions	90	708	91	719
Options to purchase common stock	10,512	10,338	10,570	10,108
Contingently issuable shares of common stock	—	—	251	—
RSUs	1,025	—	521	—

	15,440	15,186	14,411	15,088

Note 3 – Fair Value Measurements

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

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of September 30, 2013 and December 31, 2012, the Company had $27,658 and $22,325, respectively, in cash and cash equivalents. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of free-to-play games for the iOS platform located in Toronto, Canada. Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, (i) 1,000 shares of the Company’s common stock plus (2) up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the year ended March 31, 2013 and the years ending March 31, 2014 and March 31, 2015.

On May 16, 2013, the Company issued 742 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. Since the contingency related to the number of shares earned in connection with the target for the year ended March 31, 2013 was resolved and the number of shares became fixed as of March 31, 2013, the fair value of these shares as then last remeasured in the amount of $2,263 has been presented in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheet since March 31, 2013. The remaining Additional Shares will be issued to the Sellers if, and to the extent that, Blammo achieves certain Net Revenue performance targets as follows: (i) for fiscal 2014 (April 1, 2013 through March 31, 2014), (a) 417 Additional Shares will be issued to the Sellers if, and only in the event that, Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 833 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, and (ii) for fiscal 2015 (April 1, 2014 through March 31, 2015), (a) no Additional Shares will be issued to the Sellers if Blammo does not meet its Baseline Net Revenue goal for such fiscal year and (b) up to 1,154 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year. To the extent that Blammo meets its Baseline Net Revenue goal for a fiscal year but does not meet its Upside Net Revenue goal for such fiscal year, Additional Shares will be issued to the Sellers on a straight-line basis based on the amount by which Blammo exceeded the Baseline Net Revenue goal. Blammo’s Baseline and Upside Net Revenue goals for fiscal 2014 and 2015 are as follows:

Fiscal Year	Baseline Net Revenue	Upside Net Revenue
Fiscal 2014	$5,500	$10,000
Fiscal 2015	$8,500	$15,000

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, since vesting is contingent upon these employees’ continued service during the earn-out periods. The Company records the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 9 for further details. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who are not employees of Blammo was recorded as part of the purchase accounting and is fair valued at each subsequent reporting period. The total fair value of the non-employee contingent consideration liability has been estimated at $12 and $412 as of September 30, 2013 and December 31, 2012, respectively. During the three months ended September 30, 2013 and 2012, the Company recorded fair value benefit adjustments of $31 and $954, respectively, which represent the changes in fair value of the contingent consideration for both respective periods. During the nine months ended September 30, 2013 and 2012, the Company recorded fair value benefit and expense adjustments of $49 and $77, respectively, which represent the changes in fair value of the non-employee contingent consideration for both respective periods. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. As of December 31, 2012, the Company recorded a contingent consideration liability of $2,512, of which $1,855 was recorded as a current liability in accrued compensation as settlement was less than one year. As of September 30, 2013, the Company recorded a contingent consideration liability of $66, of which $21 was recorded as a current liability in accrued compensation as settlement is less than one year. The Company uses a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the three months ended September 30, 2013 included a discount rate of 35.0%, volatility of 35.0%, risk-free interest rates of between 0.04% and 0.22% and probability-adjusted revenue levels. Key assumptions for the three months ended September 30, 2012 included a discount rate of 25.0%, volatility of 41.0%, risk free interest rates of between 0.14% and 0.27% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input.

Note 4 – Balance Sheet Components

Accounts Receivable

	September 30,	December 31,
	2013	2012
Accounts receivable	$11,725	$12,313
Less: Allowance for doubtful accounts	(443)	(432)

	$11,282	$11,881

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions to our digital storefronts. The Company had no significant bad debts during the three and nine months ended September 30, 2013 and 2012.

Prepaid expenses and other

Prepaid expenses and other includes platform commissions of $2,432 and $2,680 (restated) that have been deferred as of September 30, 2013 and December 31, 2012, respectively.

Property and Equipment

	September 30,	December 31,
	2013	2012
Computer equipment	$6,087	$6,255
Furniture and fixtures	664	566
Software	6,207	6,304
Leasehold improvements	2,742	2,227

	15,700	15,352
Less: Accumulated depreciation and amortization	(10,551)	(10,326)

	$5,149	$5,026

Depreciation expense for the three months ended September 30, 2013 and September 30, 2012 was $633 and $554, respectively. Depreciation expense for the nine months ended September 30, 2013 and September 30, 2012 was $2,025 and $1,672, respectively.

Other Long-Term Liabilities

	September 30,	December 31,
	2013	2012
Uncertain tax position obligations	889	3,859
Contingent earnout liability	45	657
Deferred income tax liability	669	647
Deferred rent and other	1,103	1,027

	$2,706	$6,190

Note 5 – Business Combinations

GameSpy Industries, Inc.

On August 2, 2012, the Company completed the acquisition of GameSpy Industries, Inc. (“GameSpy”) pursuant to an Agreement and Plan of Merger (the “GameSpy Merger Agreement”) by and among the Company, Galileo Acquisition Corp., a California corporation and wholly owned subsidiary of the Company (“Galileo”), IGN Entertainment, Inc. (“IGN”) and GameSpy. GameSpy, which is based in California, provides technology and services for multiplayer and server-based gaming. The Company acquired GameSpy as part of its efforts to enhance the monetization and retention of the Company’s players by incorporating GameSpy’s expertise in community functionality, synchronous multiplayer and asynchronous player versus player mechanics into the Company’s games.

Pursuant to the terms of the GameSpy Merger Agreement, the Company issued to IGN, as GameSpy’s sole shareholder, in exchange for all of the issued and outstanding shares of GameSpy capital stock, a total of 600 shares of the Company’s common stock, for consideration of approximately $2,796, based on the $4.66 closing price of the Company’s common stock on The NASDAQ Global Market on August 2, 2012; 90 shares of which continue to be held in escrow as security pending resolution of an indemnification claim made by the Company under the GameSpy Merger Agreement. In addition, the Company, GameSpy and IGN entered into a Transition Services Agreement, pursuant to which IGN will provide to the Company and GameSpy certain backend data center transition services related to GameSpy’s private cloud storage infrastructure for up to two years following the acquisition.

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

In the valuation of GameSpy customer contracts, these contracts were valued over their remaining terms, which included consideration of moderate anticipated renewals and is consistent with market participant considerations. These contracts were fair valued using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue and operating expenses for GameSpy’s remaining contracts, the remaining contractual period of the contracts and a discount rate of 14%. The Company valued developed technology using the replacement cost method of the cost approach and based on the perceived value that a market participant would ascribe to the GameSpy technology, which allows for hosting multi-player games on mobile devices and other platforms. Key assumptions used included fully burdened headcount spending information. As of the valuation date, the fair value of GameSpy’s deferred revenue was $1,684, which reflects the costs including hosting fees, salaries and benefits, equipment and facilities to support the contractual obligations associated with these revenues, plus a market participant margin. The deferred revenue is being recognized on a straight-line basis over 24 months.

Pro Forma Financial Information (unaudited)

Pro forma results of operations of the GameSpy acquisition have not been presented because they are not material to the Company’s condensed consolidated results of operations.

Note 6 – Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011 and GameSpy in the third quarter of 2012, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. (“Atari”) in the second quarter of 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2013 and December 31, 2012 were as follows:

		September 30, 2013			December 31, 2012
	Estimated Useful Life	Gross Carrying Value (Including Impact of Foreign Exchange)	Accumulated Amortization Expense (Including Impact of Foreign Exchange)	Net Carrying Value (Including Impact of Foreign Exchange)	Gross Carrying Value (Including Impact of Foreign Exchange)	Accumulated Amortization Expense (Including Impact of Foreign Exchange)	Net Carrying Value (Including Impact of Foreign Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$12,792	$(11,967)	$825	$12,781	$(11,518)	$1,263
Catalogs	1 yr	1,256	(1,256)	—	1,257	(1,257)	—
ProvisionX Technology	6 yrs	207	(207)	—	207	(207)	—
Carrier contract and related relationships	5 yrs	19,848	(18,881)	967	19,585	(16,421)	3,164
Licensed content	5 yrs	3,020	(3,020)	—	2,952	(2,952)	—
Service provider license	9 yrs	479	(308)	171	467	(262)	205
Trademarks	7 yrs	5,228	(1,299)	3,929	5,225	(760)	4,465

		42,830	(36,938)	5,892	42,474	(33,377)	9,097

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,339	(1,339)	—	1,341	(1,341)	—
Noncompete agreement	4 yrs	5,186	(4,613)	573	5,187	(3,395)	1,792

		6,525	(5,952)	573	6,528	(4,736)	1,792

Total intangibles assets subject to amortization		$49,355	$(42,890)	$6,465	$49,002	$(38,113)	$10,889

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

During the three months ended September 30, 2013 and 2012, the Company recorded amortization expense in the amounts of $1,082 and $1,025 respectively, in cost of revenues. During the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense in the amounts of $3,234 and $2,710 respectively, in cost of revenues. During the three months ended September 30, 2013 and 2012, the Company recorded amortization expense in the amounts of $229 and $495, respectively, in operating expenses. During the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense in the amounts of $1,219 and $1,485, respectively, in operating expenses.

As of September 30, 2013, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2013 (remaining three months)	$1,003	$95	$1,098
2014	1,496	383	1,879
2015	1,020	95	1,115
2016	765	—	765
2017	714	—	714
2018 and thereafter	894	—	894

	$5,892	$573	$6,465

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo and Griptonite acquisitions as of September 30, 2013. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. The Company acquired $1,096 of goodwill during 2012 as part of the GameSpy acquisition. All of the goodwill attributable to the GameSpy, Blammo and Griptonite acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

In the valuation of the goodwill balance for Griptonite, Blammo, MIG and GameSpy, the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite and Blammo studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also used the GameSpy acquired workforce and expertise to help build its GluOn games-as-a-service technology platform, and these synergies are reflected in the value of goodwill recognized.

Goodwill by reporting unit for the periods indicated was as follows:

	September 30, 2013				December 31, 2012
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$42,946	$25,354	$24,251	$92,551	$41,915	$25,354	$24,220	$91,489
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(19,273)	(69,498)

	18,075	—	1,365	19,440	17,044	—	4,947	21,991
Goodwill Acquired during the year	—	—	—	—	1,031	—	—	1,031
Effects of Foreign Currency Exchange	—	—	37	37	—	—	31	31
Impairment Losses	—	—	—	—	—	—	(3,613)	(3,613)

Balance as of period ended:	18,075	—	1,402	19,477	18,075	—	1,365	19,440
Goodwill	42,946	25,354	24,288	92,588	42,946	25,354	24,251	92,551
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

Balance as of period ended:	$18,075	$—	$1,402	$19,477	$18,075	$—	$1,365	$19,440

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

The Company has three reporting units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of September 30, 2013, the Company had goodwill attributable to the APAC and Americas reporting units. The cash flows of these reporting units reflect the income and expenses of assets directly employed by, and liabilities related to, the operations of the reporting unit, including revenue related to local contractual relationships, but excludes revenue related to global contractual relationships such as Digital Storefronts which are owned by the U.S. and allocated directly to the Americas reporting unit. During the third quarter of 2013, the Company performed a Step 0 qualitative assessment for its Americas, EMEA, and APAC reporting units. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the reporting units was greater than their carrying amounts, and, as a result, did not proceed to further impairment testing and accordingly did not recognize an impairment of goodwill in the three and nine months ended September 30, 2013.

Note 7 – Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the three months ended September 30, 2013 and 2012 was $971 and $760, respectively. Rent expense for the nine months ended September 30, 2013 and 2012 was $2,447 and $2,008, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $988 and $632 at September 30, 2013 and December 31, 2012, respectively, and was included within other long-term liabilities.

In April 2013, the Company entered into a sublease for 29 square feet of office space for its new San Francisco headquarters. The term of the sublease began on May 23, 2013 and will expire on March 31, 2018. The Company provided the sub-landlord a letter of credit in the amount of $1,230 to secure its obligations under the lease. Cash deposited as a security to the letter of credit has been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2013.

In connection with the acquisition of Griptonite in 2011, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Prior Griptonite Lease”). The Prior Griptonite Lease terminated on September 30, 2013.

In June 2013, the Company entered into a lease for 18 square feet of office space at its new location in Bellevue, Washington (the “New Griptonite Lease”). The term of the lease began on September 23, 2013 and will expire on September 30, 2020, unless the Company exercises its right to early terminate the lease effective as of September 30, 2017. The Company provided the landlord a letter of credit in the amount of $500 to secure its obligations under the lease and this amount has been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2013. In addition, the Company has provided the landlord with a guarantee of lease to guarantee the obligations under the New Griptonite Lease.

At September 30, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2013 (remaining three months)	$845
2014	3,915
2015	4,054
2016	3,448
2017	2,684
2018 and thereafter	1,903

$16,849

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of September 30, 2013 were $145, which are due over the remaining three months of 2013.

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of September 30, 2013 were $353, which are due over the next twelve months. These developer commitments reflect the Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed. The Company expenses developer commitments as services are provided.

Income Taxes

As of September 30, 2013, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” on the Company’s unaudited condensed consolidated balance sheets. As of September 30, 2013, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2013 or December 31, 2012.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of September 30, 2013 or December 31, 2012.

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

In April 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company has been infringing two of Lodsys’ patents, and is seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. On June 19, 2013, the Company filed an answer to Lodsys’s complaint (i) denying all of Lodsys’s claims, (ii) setting forth certain affirmative defenses to Lodsys’s claims and (iii) asserting counterclaims that the Company does not infringe the Lodsys patents and that the Lodsys patents are invalid. On August 8, 2013, a scheduling conference was held, and the court set a claim construction hearing for February 25, 2014 and jury selection for trial on September 2, 2014. The Company is not in a position to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

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

Note 8 – Stockholders’ Equity

Acquisitions

On August 2, 2012, the Company issued an aggregate of 600 shares of its common stock to IGN in connection with the Company’s acquisition of GameSpy.

See Note 5 for more information about this acquisition.

Shares Issued In Connection With the Blammo Earnout

On May 16, 2013, the Company issued 742 shares to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. The fair value of this earnout amount has been presented in additional paid-in capital on the Company’s condensed consolidated balance sheet as of September 30, 2013.

See Note 3 for more information about this issuance.

Public Offering

In September 2013, the Company sold in an underwritten public offering an aggregate of 7,245 shares of its common stock at a public offering price of $2.10 per share for cash proceeds of approximately $14,006 after underwriting discounts and other offering expenses. This public offering exhausted all of the securities that the Company was able to issue under its shelf registration statement that the SEC declared effective in December 2010.

Warrants to Purchase Common Stock

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that gives MGM the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $3.00 per share (the “Warrant”), subject to certain adjustments for dividends, reorganizations and other common stock events. Of the 3,333 shares of the Company’s common stock underlying the Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares will vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. The warrant expires on July 15, 2018. Under ASC 505, the Company estimated the fair value of the Warrant on the grant date using the Black-Scholes option valuation model and the weighted average assumptions. Key assumptions for the three and nine months ended September 30, 2013 included an expected term of 5.0 years, volatility of 64.2%, risk-free interest rate of 1.5% and a dividend yield of 0%. During the three months ended September 30, 2013, the Company recorded $427 of non-cash warrant related expense in cost of revenues.

During the nine months ended September 30, 2013 and 2012, respectively, investors exercised warrants to purchase 2,886 and 413 shares of the Company’s common stock, and the Company received gross proceeds of $4,329 and $619 in connection with these exercises. These exercised warrants were issued by the Company in August 2010 in connection with a private placement transaction.

Warrants outstanding as of September 30, 2013 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
August 2010—Warrants issued in private offering	5	$1.50	974
July 2013—Warrant issued to MGM	5	$3.00	3,333

			4,307

Note 9 – Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, restricted stock units, and other stock-based awards to employees, non-employee directors and consultants. In April 2013, the Company’s Board of Directors approved, and in June 2013, the Company’s stockholders approved, the amended and restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”). The Amended 2007 Plan includes an increase of 7,200 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock, RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.39 shares. When a stock-based award that is not a full value award is cancelled, the underlying shares are returned to the pool of shares available for grant at a ratio of 1.39 shares for each share cancelled. As of September 30, 2013, 7,368 shares were available for future grants under the Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In January 2007, the Company’s Board of Directors adopted, and in March 2007 the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of September 30, 2013, 924 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but in October 2013, the Compensation Committee of the Company’s Board (the “Compensation Committee”) amended the Inducement Plan to permit the award of RSUs under the plan. As of September 30, 2013, 222 shares were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the nine months ended September 30, 2013 is as follows:

Shares
Available
Balances at December 31, 2012	1,178
Increase in authorized shares	7,400
Share-based awards granted (1)	(3,275)
Share-based awards canceled (2)	2,287

Balances at September 30, 2013	7,590

(1)	Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 reduce the number of shares available for grant by 1.39 shares for each share subject to an RSU award.
(2)	RSUs granted after June 6, 2013 that are forfeited and returned to the pool of shares available for grant increase the pool by 1.39 shares for each share subject to an RSU that is forfeited.

RSUs

The Company grants RSUs to its employees under the Amended 2007 Plan and may grant RSUs under the Inducement Plan to new employees as an inducement material to such individuals entering into employment with the Company. The cost of RSUs is determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the date of grant. RSUs typically vest and are settled over approximately a four-year period with 25% of the shares vesting on or around the one-year anniversary of the grant date and the remaining shares vesting quarterly thereafter. Compensation cost is amortized on a straight-line basis over the requisite service period.

RSU Activity

A summary of the Company’s RSU activity for the nine months ended September 30, 2013, is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2012	—	$—
Granted	1,211	2.68
Vested	—	—
Forfeited	(153)	2.74

Awarded and unvested, September 30, 2013	1,058	$2.67

Restricted stock units expected to vest, September 30, 2013	766

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2013:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2012	10,921	$3.07
Options granted	1,989	2.61
Options canceled	(2,134)	3.68
Options exercised	(419)	1.36

Balances at September 30, 2013	10,357	$2.92	3.78	$5,225

Options vested and expected to vest at September 30, 2013	9,470	$2.91	3.67	$5,093
Options exercisable at September 30, 2013	5,455	$2.88	2.93	$4,124

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $2.78 per share as of September 30, 2013 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $571 and $1,221 for the nine months ended September 30, 2013 and 2012, respectively. The Company realized no significant income tax benefit from stock option exercises during the three or nine months ended September 30, 2013 or 2012. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.16%	0.52%	0.69%	0.63%
Expected volatility	50.8%	68.3%	52.5%	69.1%
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $1.07 and $2.27 per share, respectively.

The Company calculated employee stock-based compensation expense recognized in the three and nine months ended September 30, 2013 and 2012 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

The following table summarizes the consolidated stock-based compensation expense by line items in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development	$268	$(3,388)	$1,099	$2,268
Sales and marketing	40	73	200	343
General and administrative	412	437	1,402	1,385

Total stock-based compensation expense	$720	$(2,878)	$2,701	$3,996

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees who were former shareholders of Blammo, which is recorded as research and development expense over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measures the fair value of the contingent consideration each reporting period and only records a compensation expense for the portion of the earn-out target that is likely to be achieved. In addition, the Company is exposed to potential continued fluctuations in the fair market value of the contingent consideration in each reporting period, since re-measurement is impacted by changes in the Company’s share price and the assumptions used by the Company. The Company estimated the total fair value of this liability to be $54 and $2,242 as of September 30, 2013 and December 31, 2012, respectively; the amount as of September 30, 2013 excludes the 2013 contingent consideration earnout that was classified into additional paid-in capital. See Note 3 for further details. During the three and nine months ended September 30, 2013, the Company recorded $161 and $134 of stock-based compensation benefit, respectively, related to this contingent consideration. During the three and nine months ended September 30, 2012, the Company recorded $3,899 of stock-based compensation benefit and $852 of stock-based compensation expense, respectively, related to this contingent consideration.

As of September 30, 2013, the Company had $1,947 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over a weighted-average period of approximately four years. As of September 30, 2013, the Company had $5,848 of total unrecognized compensation expense related to stock options, net of estimated forfeitures and excluding unvested Blammo stock-based contingent consideration expense, which will be recognized over a weighted average period of 2.57 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Note 10 – Income Taxes

The Company recorded an income tax benefit of $30 and $2,765 for the three and nine months ended September 30, 2013, respectively, and an income tax benefit of $1,075 and $2,654 for the three and nine months ended September 30, 2012, respectively, primarily related to the release of uncertain tax positions due to expiration of certain statutes of limitations in certain foreign jurisdictions, which was partially offset by foreign withholding taxes and income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). As of September 30, 2013 and December 31, 2012, the total amount of unrecognized tax benefits was $3,947 and $4,626, respectively. As of September 30, 2013 and December 31, 2012, approximately $863 and $817, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of September 30, 2013, the liability for uncertain tax positions decreased by approximately $737 due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. As of September 30, 2013, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $815 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $1 and $34 of interest on uncertain tax positions during the three months ended September 30, 2013 and 2012, respectively. The Company recorded $71 and $148 of interest on uncertain tax positions during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had a liability of $58 and $2,348, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2010 and 2011 tax returns for the various entities in the United Kingdom will close in the fourth quarter of 2013. The Company’s China income tax returns are open by statute for tax years 2008 and forward.

Note 11 – Segment Reporting

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

Accordingly, the Company reports as a single reportable segment—mobile games. For purpose of enterprise-wide disclosures, a breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
	(in thousands)		(in thousands)
Feature phone	$1,305	$2,924	$4,584	$10,799
Smartphone	20,417	23,175	66,188	71,073

Revenues	$21,722	$26,099	$70,772	$81,872

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
United States of America	$9,055	$14,048	$30,000	$45,558
Americas, excluding the USA	1,277	1,252	3,785	3,784
EMEA	4,812	5,254	15,610	16,677
APAC	6,578	5,545	21,377	15,853

	$21,722	$26,099	$70,772	$81,872

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2013	2012
Americas	$4,105	$3,649
EMEA	918	1,092
APAC	126	285

	$5,149	$5,026

Note 12 – Restructuring

Restructuring information as of September 30, 2013 was as follows:

	Restructuring
	2012 and 2013		2010	2009
	Facilities and other	Workforce	Facilities and other	Facilities and other	Total
Balance as of January 1, 2012	$—	$—	$653	$234	$887
Charges to operations	—	1,371	—	—	1,371
Charges settled in cash	—	(1,367)	(653)	(234)	(2,254)

Balance as of December 31, 2012	—	4	—	—	4
Charges to operations	584	864	—	—	1,448
Non Cash Adjustments	(183)	—	—	—	(183)
Charges settled in cash	(401)	(868)	—	—	(1,269)

Balance as of September 30, 2013	$—	—	$—	$—	$—

During 2009, 2010, 2012, and 2013, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2012 and 2013 restructuring plans included $584 of facility-related restructuring charges related to streamlining the Company’s previous facility in Kirkland, Washington, and additional costs associated with vacating the Company’s Brazil office. In addition, the Company recorded a non-cash adjustment of $238 in respect of the cumulative translation adjustment related to the Company’s Brazilian subsidiary that was reclassified to net loss upon the substantial liquidation of the entity and is recognized in restructuring charge on the Company’s unaudited condensed consolidated income statement for the nine months ended September 30, 2013.

Since inception of the 2012 and 2013 restructuring plan through September 30, 2013, the Company incurred $2,235 of restructuring charges relating to employee termination costs in its San Francisco, California, EMEA, APAC, Brazil, and Washington offices. During the nine months ended September 30, 2013, the Company recorded $864 of the 2012 and 2013 restructuring plan charges relating to employee termination costs in its Brazil, San Francisco, China, Washington, and EMEA offices.

As of September 30, 2013, the Company’s remaining restructuring liability was zero. As of December 31, 2012, the Company’s remaining restructuring liability of $4 was comprised of employee termination costs.

Note 13 – Related Party Transactions

Hany Nada, one of the Company’s directors, serves as one of the seven managing directors of Granite Global Ventures II L.L.C., the general partner of each of Granite Global Ventures II L.P. and GGV II Entrepreneurs Fund L.P., which together beneficially owned approximately 7.34% of the Company’s stock as of September 30, 2013. Hany Nada also serves as one of the seven managing directors of GGV Capital IV L.L.C., the general partner of each of GGV Capital IV L.P. and GGV Capital IV Entrepreneurs Fund L.P. (together, “GGV IV”). GGV IV has an approximate 25.6% shareholding in Medium Entertainment, which does business as PlayHaven and Hany Nada joined PlayHaven’s Board of Directors. The Company had a preexisting relationship with PlayHaven as of the date of GGV IV’s investment in PlayHaven. For the three months ended September 30, 2013 and 2012, the Company generated revenues of $841 and $1,775, respectively, from PlayHaven. For the nine months ended September 30, 2013 and 2012, the Company generated revenues of $3,338 and $4,714, respectively, from PlayHaven. As of September 30, 2013 and December 31, 2012, PlayHaven accounted for 8.5% and 13.2%, respectively, of the Company’s total accounts receivable balance.

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

Restatement

On July 31, 2013, the Audit Committee of our Board of Directors determined, in consultation with Glu’s management and PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), that the following financial statements that we previously filed with the Securities and Exchange Commission (the “SEC”) should, as a result of an error, no longer be relied upon: (1) the audited consolidated financial statements for the years ended December 31, 2011 and December 31, 2012; (2) the unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30 for 2012; and (3) the unaudited condensed consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2013.

While preparing our financial outlook for the third quarter and full year of 2013, our management consulted with PwC, regarding the appropriate revenue recognition methodology for a new type of online-only game – our “Games-as-a-Service” titles – that we expect to introduce in the fourth quarter of 2013. We expect that these titles will primarily be sold through smartphone digital storefronts, such as the Apple App Store, Google Play Store, Amazon App Store and others (the “Digital Storefronts”). As a result of these discussions, it was determined that revenues generated from sales to end customers through the Digital Storefronts of our existing games should have been recorded on a gross basis because, upon further review of the agreements with the Digital Storefronts, it was determined that we should be considered the principal in the sales transaction. We have therefore corrected our revenue recognition policy to record on a gross basis the revenues attributable to sales to end customers through the Digital Storefronts.

Accordingly, we restated our previously issued consolidated financial statements for the years ended December 31, 2011 and 2012 to correct for the error in our presentation of smartphone revenues and cost of revenues, as well as corresponding adjustments to our deferred revenues and deferred cost of revenues. This resulted in an increase in our previously reported revenues and a corresponding identical increase in cost of revenues. This decreased our gross margin (gross profit as a percent of revenue) in each reporting period, but had no effect on gross profit, operating income/(loss), net income/(loss), cash flows or any per share amounts for any period. In addition, these changes did not change the time of recognition of any revenues or costs among reporting periods.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and nine months ended September 30, 2013, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended September 30, 2013 were $21.7 million, a 16.8% decrease compared to the three months ended September 30, 2012, in which we reported revenues of $26.1 million. Revenues for the nine months ended September 30, 2013 were $70.8 million, a 13.6% decrease compared to the nine months ended September 30, 2012, in which we reported revenues of $81.9 million. These decreases were primarily due to decreases in revenues that we generated from our smartphone games as a result of fewer titles being released during the third quarter of 2013 and the first nine months of 2013 compared with the corresponding periods of 2012. Although we had our most successful initial title launch to date during the third quarter of 2013, Deer Hunter 2014, we only globally launched this title on September 17, 2013, and thus it had only a limited amount of time to impact the quarter; we expect this title to have a greater impact on our revenues during the fourth quarter of 2013. Additionally, revenues from offers have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform. Our smartphone revenues decreased from $23.2 million for the three months ended September 30, 2012 to $20.4 million for the three months ended September 30, 2013, and decreased from $71.1 million for the nine months ended September 30, 2012 to $66.2 million for the nine months ended September 30, 2013. The decreases in total revenues were also due to decreases in revenues that we generate from our feature phone games, due to the continued migration of users from feature phones to smartphone devices. Our feature phone revenues declined from $2.9 million for the three months ended September 30, 2012 to $1.3 million for the three months ended September 30, 2013, and declined from $10.8 million for the nine months ended September 30, 2012 to $4.6 million for the nine months ended September 30, 2013. We believe that the migration of users from feature phones to smartphone devices will continue during the remainder of 2013 and for the foreseeable future as consumers continue to upgrade their mobile phones. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and other next-generation platforms, such as the Mac App Store, and intend to continue to devote minimal resources towards selling games for feature phones.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 58.6% and 54.3% of our total revenues for the three months ended September 30, 2013 and September 30, 2012, respectively, and 58.8% and 56.4% of our total revenues for the nine months ended September 30, 2013 and September 30, 2012, respectively. We generated the majority of these iOS-related revenues through in-app purchases and sales of premium games made through the Apple App Store, which represented 50.3% and 37.5% of our total revenues for the three months ended September 30, 2013 and September 30, 2012, respectively, and 50.4% and 40.9% of our total revenues for the nine months ended September 30, 2013 and September 30, 2012, respectively, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 29.7% and 30.0% of our total revenues for the three months ended September 30, 2013 and September 30, 2012, respectively from the Android platform and 29.0% and 26.1% of our total revenues for the nine months ended September 30, 2013 and September 30, 2012, respectively. We generated the majority of our Android-related revenues through in-app purchases and sales of premium games made through the Google Play store, which represented 18.7% and 20.3% of our total revenues for the three months ended September 30, 2013 and September 30, 2012, respectively and 18.7% and 19.2% of our total revenues for the nine months ended September 30, 2013 and September 30, 2012, respectively, with the balance of our Android-related revenues generated from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store). We expect the total revenues that we derive from each of Apple and Google to continue to increase in the remainder of 2013.

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

However, for us to continue to execute on our strategy, we must improve our monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry in 2013 and beyond. Accordingly, we have implemented a number of measures designed to improve our game monetization. These include: (1) hiring a number of new personnel with monetization expertise, (2) including new categories of games (such as role-playing games and card battle games) in our 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games, and (3) including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, we have continued transitioning towards becoming a games-as-a-service company, in which the majority of our future games will be only playable online. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to continue to invest in our GluOn games-as-a-service technology platform and hire additional monetization, live operations, server technology, user experience and product management personnel to support our transition to becoming a games-as-a-service company, though we expect our rate of hiring will slow beginning in the fourth quarter of 2013.

We also intend to grow our revenues through our recently formed third party publishing initiative, Glu Publishing. Glu Publishing is focused on entering into relationships with developers of games in Asian and Eastern European markets where Glu will localize and globally publish those games. We expect to commercially release approximately five third party titles in 2013 and expect this number to increase in 2014. Because we expect to pay these third party developers royalties, which may include upfront license fees or non-recoupable minimum guarantees, to obtain the rights to publish their games, our gross margins are expected be lower on our revenues generated from our Glu Publishing initiative.

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

Our net loss in the three months ended September 30, 2013 was $8.0 million versus a net loss of $3.6 million in the three months ended September 30, 2012. This increase in our net loss was primarily due to a decline in our total revenues of $4.4 million and a decrease of $1.0 million in our income tax benefit during the third quarter of 2013. These factors that contributed to an increase in our net loss were partially offset by a decrease in operating expenses of $1.7 million. The decrease in operating expenses was driven by a decrease in our goodwill impairment charge of $3.6 million, a $266,000 decrease of amortization of intangible assets and a $213,000 decrease of restructuring charges. These factors that contributed to a decrease in our operating expenses were partially offset by increases of $1.4 million and $1.2 million in research and development and general and administrative expenses, respectively. See “—Results of Operations—Comparison of the Three Months Ended September 30, 2013 and 2012” below for further details.

Our net loss in the nine months ended September 30, 2013 was $16.4 million versus a net loss of $13.4 million in the nine months ended September 30, 2012. This increase in our net loss was primarily due to a decline in our total revenues of $11.1 million. The decline in revenues was partially offset by a decrease in operating expenses of $8.5 million. The decrease in operating expenses was driven by a decrease of $6.5 million of research and development expenses, a decrease in our goodwill impairment charge of $3.6 million and a $266,000 decrease of amortization of intangible assets. These factors that contributed to a decrease on our operating expenses were partially offset by a $915,000 increase in restructuring charges and an $891,000 increase in sales and marketing expenses. See “—Results of Operations—Comparison of the Nine Months Ended September 30, 2013 and 2012” below for further details. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2012 and the first nine months of 2013.

Our ability to attain and sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We increased our spending on sales and marketing initiatives in the first nine months of 2013 compared to the first nine months of 2012 in connection with the launch and promotion of our games, and we anticipate that our sales and marketing expenditures will continue to increase in absolute dollars during 2013 compared to 2012, since advertising costs in our industry have generally been rising. We expect that the restructuring measures we implemented in the fourth quarter of 2012 and first and second quarters of 2013, which primarily consisted of headcount reductions and facility streamlining in our San Francisco headquarters and our Washington studio and winding down of our studio in Brazil, will continue to enable us to hire additional games-as-a-service personnel with monetization expertise without substantially increasing our overall research and development expenses.

Cash and cash equivalents at September 30, 2013 totaled $27.7 million, an increase of $5.3 million from the $22.3 million balance at December 31, 2012. This increase was primarily due to the $20.1 million of aggregate proceeds we received from our September 2013 public offering along with warrant exercises, option exercises and purchases under our employee stock purchase program that occurred during the nine months ended September 30, 2013. These inflows were partially offset by $11.5 million of cash used in operations and $3.3 million of cash used in investing activities. We expect to have cash and cash equivalents of at least $27.7 million at December 31, 2013.

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

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended September 30, 2013 is aggregate daily DAU for the month of September 2013 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	For the Three Months Ended
	2013			2012
	March 31	June 30	September 30	March 31	June 30	September 30
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,894	2,895	4,273	3,218	3,412	3,835
Aggregate MAU	40,056	29,359	45,229	29,814	29,034	37,675
Aggregate ARPDAU	$0.06	$0.08	$0.05	$0.07	$0.08	$0.06

The increase in aggregate DAU and MAU for the three months ended September 30, 2013 as compared to the same period of the prior year was primarily the result of increased downloads related to the launch of Deer Hunter 2014 on September 17, 2013, our most successful title launch to date. Our aggregate ARPDAU for the three months ended March 31, 2013, March 31, 2012, June 30, 2012, and September 30, 2012 have been restated due to our change to gross accounting for revenues attributable to sales to end customers through digital storefronts. Our aggregate ARPDAU for the three months ended September 30, 2013 decreased slightly compared to the same period of the prior year due primarily to increases in the DAU of our catalogue titles along with corresponding declines in revenues from these titles. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

Significant Transactions

Acquisition of GameSpy

On August 2, 2012, we completed the acquisition of GameSpy from IGN by issuing to IGN 600,000 shares of our common stock, of which 90,000 shares continue to be held in escrow as security pending resolution of an indemnification claim made by us under the merger agreement.

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

Public Offering

In September 2013, we sold in an underwritten public offering an aggregate of 7,245,000 shares of our common stock at a public offering price of $2.10 per share for net cash proceeds of approximately $14.0 million after deducting underwriting discounts and other offering expenses. The underwriters of this offering were Canaccord Genuity Inc., Needham & Company, LLC and Roth Capital Partners, LLC. This public offering exhausted all of the securities that we were able to issue under our shelf registration statement that the SEC declared effective in December 2010.

Critical Accounting Policies and Estimates

In connection with the error that gave rise to the restatement of our financial statements as discussed above under the caption “Restatement” as well as in Note 1A to the accompanying unaudited condensed consolidated financial statements, we have corrected our Revenue Recognition (Smartphone revenue) critical accounting policy. Please see the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2012 for more information. Other than as set forth in the preceding sentences, management believes there were no significant changes in our Critical Accounting Policies and Estimates during the three months ended September 30, 2013 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2012 filed on August 9, 2013.

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

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues

	Three Months Ended
	September 30,
	2013	2012
		(Restated)
	(in thousands)
Feature phone	$1,305	$2,924
Smartphone	20,417	23,175

Revenues	$21,722	$26,099

Our revenues decreased $4.4 million, or 16.8%, from $26.1 million for the three months ended September 30, 2012 to $21.7 million for the three months ended September 30, 2013, due to a $2.8 million decline in smartphone revenues and a $1.6 million decline in feature phone revenues. See “—Overview—Financial Results and Trends” above for further details regarding the decline in our revenues. Our smartphone revenues do not include approximately $10.5 million of revenues as of September 30, 2013 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $616,000, from $12.1 million (restated) in the three months ended September 30, 2012 to $12.7 million in the three months ended September 30, 2013. This was primarily related to a $1.0 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts, which was partially offset by declining revenues in EMEA. This increase in our international revenues was offset by a decrease of $5.0 million in our United States revenues, primarily related to declining feature phone and incented offer revenues.

Smartphone Revenues

	Three Months Ended
	September 30,
	2013	2012
		(Restated)
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$16,463	$15,541
Advertisements	1,058	2,429
Offers	1,682	3,404
Other	1,214	1,801

Smartphone Revenues	$20,417	$23,175

Our smartphone revenues decreased $2.8 million, or 11.9%, from $23.2 million in the three months ended September 30, 2012 to $20.4 million in the three months ended September 30, 2013, which was primarily related to a $1.7 million decrease in our revenues from offers which have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform, and a $1.4 million decrease in our revenues from advertisements due to reduction in our direct advertisement campaigns at the end of the fourth quarter of 2012. This decrease was partially offset by a $922,000 increase in micro-transactions (in-app purchases). We generate our smartphone revenues from micro-transactions, advertisements or offers, and we may change the focus of our monetization efforts among these methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our smartphone revenues derived from micro-transactions purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has been approximately 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower than 1% for our less successful titles.

Cost of Revenues

	Three Months Ended
	September 30,
	2013	2012
		(Restated)
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$7,436	$6,946
Impairment of prepaid royalties and guarantees	435	—
Amortization of intangible assets	1,082	1,025

Total cost of revenues	$8,953	$7,971

Revenues	$21,722	$26,099

Gross margin	58.8%	69.5%

Our cost of revenues increased $982,000, or 12.3%, from $8.0 million in the three months ended September 30, 2012 to $9.0 million in the three months ended September 30, 2013. The increase in cost of revenues was primarily due to a prepaid royalty impairment charge of $435,000 recorded for two of our third-party publishing titles, an expense of $427,000 recorded for the vested portion of the warrant that we issued to MGM Interactive Inc. (“MGM”) in the third quarter of 2013, a $472,000 increase in platform commission expense due to a higher volume of revenue transactions through our digital storefronts, a $345,000 increase in hosting fees to support our free-to-play titles, and a $57,000 increase in amortization of intangible assets. These increases were partially offset by a $754,000 decrease in royalties associated with a decline in royalty-burdened revenues. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 83.3% (restated) in the three months ended September 30, 2012 to 92.5% in the three months ended September 30, 2013, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 33.5% (restated) in the three months ended September 30, 2012 to 43.4% in the three months ended September 30, 2013, due to renewing a number of our existing licenses at higher royalty rates and higher royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 5.6% (restated) in the three months ended September 30, 2012 to 5.2% in the three months ended September 30, 2013. We expect that our gross margin will increase during the remainder of 2013, as the launch of our Deer Hunter 2014 title is expected to continue to generate meaningful revenues.

Research and Development Expenses

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Research and development expenses	$11,405	$9,979
Percentage of revenues	52.5%	38.2%

Our research and development expenses increased $1.4 million, or 14.3%, from $10.0 million in the three months ended September 30, 2012 to $11.4 million in the three months ended September 30, 2013. The increase in research and development costs was primarily due to a $3.7 million increase in stock-based compensation primarily related to changes in the fair market values of contingent consideration issued to employees who are former shareholders of Blammo. We recorded a stock-based compensation benefit of $3.9 million in the third quarter of 2012 compared to benefit of $161,000 in the third quarter of 2013, as there were less shares contingently issuable since the earnout shares for Blammo’s 2013 fiscal year were earned as of March 31, 2013 and issued during the second quarter of 2013. The increase in stock-based compensation was partially offset by a decrease in salaries and benefits by $1.9 million as a result of the restructurings we implemented in the fourth quarter of 2012 and first half of 2013. Our research and development headcount decreased from 534 employees at September 30, 2012 to 414 employees at September 30, 2013. In addition, outside service fees decreased $340,000 due to lower external developer costs incurred in the third quarter of 2013. As a percentage of revenues, research and development expenses increased from 38.2% (restated) in the three months ended September 30, 2012 to 52.5% in the three months ended September 30, 2013. Research and development expenses included $268,000 of stock-based compensation expense in the three months ended September 30, 2013 and a benefit of $3.4 million in the three months ended September 30, 2012. We anticipate that our quarterly research and development expenses will increase slightly in absolute dollars over the remainder of 2013 as we intend to continue hiring additional games-as-a-service personnel with monetization expertise. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo employee shareholders, as the fair value of the contingent consideration will be measured during each quarter until the end of the earn-out period in March 2015.

Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Sales and marketing expenses	$5,361	$5,545
Percentage of revenues	24.7%	21.2%

Our sales and marketing expenses decreased $184,000, or 3.3%, from $5.5 million in the three months ended September 30, 2012 to $5.4 million in the three months ended September 30, 2013. The decrease was primarily due to a $463,000 decrease in marketing promotions associated with our free-to-play games, which was partially offset by a $167,000 increase in salaries and benefits expenses resulting from the hiring of additional sales personnel, and a $164,000 increase in allocated facility and overhead costs. Our sales and marketing headcount increased from 36 employees at September 30, 2012 to 40 employees at September 30, 2013. As a percentage of revenues, sales and marketing expenses increased from 21.2% (restated) in the three months ended September 30, 2012 to 24.7% in the three months ended September 30, 2013. Sales and marketing expenses included $40,000 of stock-based compensation expense in the three months ended September 30, 2013 and $73,000 in the three months ended September 30, 2012. We expect our sales and marketing expenditures to continue to increase in the fourth quarter of 2013 in absolute dollars in connection with the sales and marketing initiatives we intend to undertake related to the new free-to-play games that we expect to release during the fourth quarter of 2013, including games we are publishing as part of our Glu Publishing initiative.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
General and administrative expenses	$3,617	$2,466
Percentage of revenues	16.7%	9.4%

Our general and administrative expenses increased $1.1 million, or 46.7%, from $2.5 million in the three months ended September 30, 2012 to $3.6 million in the three months ended September 30, 2013. The increase in general and administrative expenses was primarily due to a $923,000 increase in stock-based compensation primarily related to changes in the fair market values of contingent consideration issuable to Blammo non-employee shareholders. We recorded a mark-to-market benefit for the contingent consideration issued to Blammo non-employee shareholders of $954,000 in the third quarter of 2012 compared to a benefit of $31,000 in the third quarter of 2013 as there were less shares contingently issuable since the earnout shares for Blammo’s 2013 fiscal year were earned as of March 31, 2013 and issued during the second quarter of 2013. In addition, general and administrative expenses increased due to a $124,000 increase in professional and consulting fees associated with recruiting, legal and accounting services. Salaries and benefits expenses remained relatively flat, despite the fact that we increased our general and administrative headcount from 65 employees at September 30, 2012 to 67 employees at September 30, 2013. As a percentage of revenues, general and administrative expenses increased from 9.4% (restated) in the three months ended September 30, 2012 to 16.7% in the three months ended September 30, 2013. General and administrative expenses included $412,000 of stock-based compensation expense in the three months ended September 30, 2013 and $437,000 in the three months ended September 30, 2012. We anticipate that our quarterly general and administrative expenses will increase slightly in absolute dollars in the fourth quarter of 2013. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our restructuring charge decreased from $213,000 in the three months ended September 30, 2012 to zero in the three months ended September 30, 2013 as no restructuring took place during the third quarter of 2013. Our amortization of intangible assets decreased from $495,000 in the three months ended September 30, 2012 to $229,000 in the three months ended September 30, 2013 due to the non-compete agreements associated with our acquisition of Griptonite in August 2011 being fully amortized in July 2013. Our goodwill impairment charge decreased from $3.6 million in the three months ended September 30, 2012 to zero in the three months ended September 30, 2013 since we did not record an impairment of goodwill in the three months ended September 30, 2013.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net expense of $455,000 in the three months ended September 30, 2012 to net expense of $155,000 in the three months ended September 30, 2013. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax benefit decreased from a tax benefit of $1.1 million in the three months ended September 30, 2012 to a tax benefit of $30,000 in the three months ended September 30, 2013 as we did not release any valuation allowances during the third quarter of 2013, compared to the third quarter of 2012 in which we released the valuation allowance that resulted from the acquisition of GameSpy in August 2012. The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At September 30, 2013, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $815,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenues

	Nine Months Ended
	September 30,
	2013	2012
		(Restated)
	(in thousands)
Feature phone	$4,584	$10,799
Smartphone	66,188	71,073

Revenues	$70,772	$81,872

Our revenues decreased $11.1 million, or 13.6%, from $81.9 million for the nine months ended September 30, 2012 to $70.8 million for the nine months ended September 30, 2013, due to a $4.9 million decline in smartphone revenues and a $6.2 million decline in feature phone revenues. See “—Overview—Financial Results and Trends” above for further details. Our smartphone revenues do not include approximately $10.5 million of revenues as of September 30, 2013 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues increased by $4.5 million, from $36.3 million (restated) in the nine months ended September 30, 2012 to $40.8 million in the nine months ended September 30, 2013. This was primarily related to a $5.5 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts and OEM relationships, which was partially offset by declining revenues in EMEA. This increase in our international revenues was offset by a decrease of $15.6 million in our United States revenues, primarily related to declining feature phone and incented offer revenues.

Smartphone Revenues

	Nine Months Ended
	September 30,
	2013	2012
		(Restated)
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$52,914	$49,818
Advertisements	3,869	6,898
Offers	4,357	9,287
Other	5,048	5,070

Smartphone Revenues	$66,188	$71,073

Our smartphone revenues decreased $4.9 million, or 6.9%, from $71.1 million in the nine months ended September 30, 2012 to $66.2 million in the nine months ended September 30, 2013, which was primarily related to a $4.9 million decrease in our revenues from offers which have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform, and a $3.0 million decrease in our revenues from advertisements due to a reduction in our direct advertisement campaigns. These decreases were partially offset by a $3.1 million increase in micro-transactions (in-app purchases).

Cost of Revenues

	Nine Months Ended
	September 30,
	2013	2012
		(Restated)
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$22,568	$22,248
Impairment of prepaid royalties and guarantees	435	—
Amortization of intangible assets	3,234	2,710

Total cost of revenues	$26,237	$24,958

Revenues	$70,772	$81,872

Gross margin	62.9%	69.5%

Our cost of revenues increased $1.3 million, or 5.1%, from $25.0 million in the nine months ended September 30, 2012 to $26.2 million in the nine months ended September 30, 2013. The increase in cost of revenues was due primarily to an $899,000 increase in hosting fees to support our free-to-play titles, a $1.2 million increase in platform commission expense due to a higher volume of revenue transactions through our digital storefronts, and a $524,000 increase in amortization of intangible assets primarily related to nine months of amortization for acquired intangible assets from Atari and GameSpy. In addition, we recorded a prepaid royalty impairment charge of $435,000 for two of our third-party publishing titles, and a non-cash expense of $427,000 for the vested portion of the warrant issued to MGM during the third quarter of 2013. These increases were partially offset by a $2.2 million decrease in royalties associated with a decline in royalty-burdened revenues. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 82.5% (restated) in the nine months ended September 30, 2012 to 91.5% in the nine months ended September 30, 2013, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 34.5% (restated) in the nine months ended September 30, 2012 to 44.7% in the nine months ended September 30, 2013, due to renewing a number of our existing licenses at higher royalty rates and higher royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 6.0% (restated) in the nine months ended September 30, 2012 to 4.4% in the nine months ended September 30, 2013.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Research and development expenses	$34,259	$40,709
Percentage of revenues	48.4%	49.7%

Our research and development expenses decreased $6.5 million, or 15.8%, from $40.7 million in the nine months ended September 30, 2012 to $34.3 million in the nine months ended September 30, 2013. The decrease in research and development costs was primarily due to a $3.8 million decrease in salaries and benefits resulting from the restructurings we implemented in the fourth quarter of 2012 and first half of 2013 in our Brazil, San Francisco, China, Washington, and EMEA offices, as our research and development headcount decreased from 534 employees at September 30, 2012 to 414 employees at September 30, 2013. The decrease in research and development costs was also due to a $1.2 million decrease in stock-based compensation expense related to vesting and fair value changes of the contingent consideration issued to employees who are former Blammo shareholders, a $1.1 million decrease in outside service fees due to lower external developer costs incurred in the nine months ended September 30, 2013, and a $662,000 decrease in outsourced quality assurance personnel. As a percentage of revenues, research and development expenses decreased from 49.7% (restated) in the nine months ended September 30, 2012 to 48.4% in the nine months ended September 30, 2013. Research and development expenses included $1.1 million of stock-based compensation expense in the nine months ended September 30, 2013 and $2.3 million in the nine months ended September 30, 2012.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Sales and marketing expenses	$15,512	$14,621
Percentage of revenues	21.9%	17.9%

Our sales and marketing expenses increased $891,000, or 6.1%, from $14.6 million in the nine months ended September 30, 2012 to $15.5 million in the nine months ended September 30, 2013. The increase was primarily due to a $1.2 million increase in marketing promotions associated with our free-to-play games and an increase of $246,000 in allocated facility and overhead costs. These factors that contributed to an increase in our sales and marketing expenses were partially offset by a $236,000 decrease in salaries and benefits expenses resulting from the restructuring that we undertook in our EMEA sales and marketing offices during the first half of 2013, and a corresponding $143,000 decrease in employee stock-based compensation. Our sales and marketing headcount increased from 36 at September 30, 2012 to 40 at September 30, 2013. As a percentage of revenues, sales and marketing expenses increased from 17.9% (restated) in the nine months ended September 30, 2012 to 21.9% in the nine months ended September 30, 2013. Sales and marketing expenses included $200,000 of stock-based compensation expense in the nine months ended September 30, 2013 and $343,000 in the nine months ended September 30, 2012.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
General and administrative expenses	$11,388	$11,388
Percentage of revenues	16.1%	13.9%

Our general and administrative expenses remained consistent at $11.4 million in the nine months ended September 30, 2013 and 2012, respectively. Professional and consulting fees associated primarily with external legal, accounting and recruiting services increased by $569,000 in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, and outside service fees associated with additional finance and human resource consultants increased by $275,000 during that period. These factors that contributed to an increase in our general and administrative expenses were partially offset by a $473,000 decrease in sales and use taxes due to a one time VAT charge in the second quarter of 2012, a $126,000 decrease in the fair market value of contingent consideration issued to Blammo non-employee shareholders and a $108,000 decrease in salaries and benefits. Our general and administrative headcount increased from 65 employees at September 30, 2012 to 67 employees at September 30, 2013. As a percentage of revenues, general and administrative expenses increased from 13.9% (restated) in the nine months ended September 30, 2012 to 16.1% in the nine months ended September 30, 2013. General and administrative expenses included $1.4 million of stock-based compensation expense in both the nine months ended September 30, 2013 and 2012.

Other Operating Expenses

Our restructuring charge increased from $533,000 in the nine months ended September 30, 2012 to $1.4 million in the nine months ended September 30, 2013. Our restructuring charges for the nine months ended September 30, 2013 were comprised of employee termination costs in our Brazil, San Francisco, China, and EMEA offices, and facility-related costs related to streamlining of our facility in Washington and additional costs associated with vacating our Brazil office. In addition, we recorded a non-cash adjustment of $238,000 in respect of the write-off of cumulative translation adjustment upon the substantial liquidation of our Brazilian entity, which is recognized in the Restructuring charge on our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013.

Our amortization of intangible assets decreased from $1.5 million in the nine months ended September 30, 2012 to $1.2 million in the nine months ended September 30, 2013, and was due to the non-compete agreements associated with our acquisition of Griptonite in August 2011 being fully amortized in July 2013. Our goodwill impairment charge decreased from $3.6 million in the nine months ended September 30, 2012 to zero in the nine months ended September 30, 2013 because we did not record an impairment of goodwill in the nine months ended September 30, 2013.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, increased from net expense of $611,000 in the nine months ended September 30, 2012 to net income of $140,000 in the nine months ended September 30, 2013. This increase was primarily due to foreign currency gains related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit

Our income tax benefit increased slightly from $2.7 million in the nine months ended September 30, 2012 to $2.8 million in the nine months ended September 30, 2013. These benefits were primarily due to the release of uncertain tax positions in certain foreign jurisdictions due to the expiration of the statute of limitations, release of valuation allowances, changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
		(Restated)
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$6,478	$5,867
Cash flows used in operating activities	(11,519)	(5,128)
Cash flows used in investing activities	(3,258)	(5,827)
Cash flows provided by financing activities	20,092	3,069

Since our inception, we have incurred recurring losses and negative annual cash flows from operating activities. As of September 30, 2013 we had an accumulated deficit of $248.7 million.

Operating Activities

In the nine months ended September 30, 2013, net cash used in operating activities was $11.5 million, which was primarily due to a net loss of $16.4 million, a decrease in non-current liabilities of $2.7 million, a decrease in accrued royalties of $1.5 million, a decrease in deferred revenues of $1.2 million, a decrease in accrued compensation of $536,000 and an increase in prepaid royalties of $476,000. These amounts were partially offset by an increase in accounts payable of $306,000, a decrease in accounts receivable and prepaid assets of $911,000, and adjustments for non-cash items, including amortization expense of $4.5 million, stock-based compensation expense of $2.7 million, depreciation expense of $2.0 million, an impairment of prepaid royalties and guarantees of $435,000 and a non-cash warrant expense of $427,000.

In the nine months ended September 30, 2012, net cash used in operating activities was $5.1 million, which was primarily due to a net loss of $13.4 million, a decrease in other long-term liabilities of $3.1 million due to the release of an uncertain tax provision upon expiration of the statute of limitations, an increase in prepaid expenses and other assets of $1.5 million (restated) and a decrease in accrued royalties of $1.1 million. These amounts were partially offset by adjustments for non-cash items, including amortization expense of $4.2 million, stock-based compensation expense of $4.0 million, goodwill impairment charges of $3.6 million and depreciation expense of $1.7 million.

Investing Activities

In the nine months ended September 30, 2013, we used $3.3 million of cash for investing activities resulting primarily from deposits of $1.7 million under our letters of credit associated with the sublease for our new San Francisco headquarters lease and the new office for our Griptonite studio, $1.3 million of property and equipment purchases and $200,000 of other investments.

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

Financing Activities

In the nine months ended September 30, 2013, net cash provided by financing activities was $20.1 million due to proceeds received from our public offering, option and warrant exercises and purchases under our employee stock purchase plan.

In the nine months ended September 30, 2012, net cash provided by financing activities was $3.1 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $27.7 million as of September 30, 2013. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $5.9 million as of September 30, 2013, most of which were held by our United Kingdom subsidiary. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations. In addition, we expect to use approximately $1.4 million in the fourth quarter of 2013 for capital expenditures related to office moves for our corporate headquarters in San Francisco and our Washington studio. We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay upfront license fees or minimum guarantees related to our Glu Publishing business, use of cash to pay unexpected moving-related costs, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.

If our cash sources are insufficient to satisfy our cash requirements or if we wish to strengthen our balance sheet, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2013:

	Payments Due by Period
	Total	2013 (Remaining three mos.)	2014- 2016	2017- 2018	Thereafter
	(in thousands)
Operating lease obligations	$16,849	$845	$11,417	$4,587	$—
Guaranteed royalties(1)	145	145	—	—	—
Developer commitments(2)	353	200	153	—	—
Uncertain tax position obligations, including interest and penalties(3)	889	—	—	—	889
Blammo earn-out (4)	74	—	74	—	—

Total contractual obligations	$18,310	$1,190	$11,644	$4,587	$889

(1)	We have entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, we are required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of September 30, 2013 were $145,000, which are due over the remaining three months of 2013.
(2)	We from time to time enter into contracts with various external software developers to design and develop games. We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of September 30, 2013 were $353,000, which are due over the next twelve months.
(3)	As of September 30, 2013, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” on our condensed consolidated balance sheets. As of September 30, 2013, the settlement of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.
(4)	As of September 30, 2013, the contingent consideration issued to the former Blammo shareholders had a fair value of $74,000. The fair value is based on the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2014 and fiscal 2015.

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K/A for the year ended December 31, 2012. Our market risk profile has not changed significantly during the first nine months of 2013.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2013, we had no short-term investments and substantially all $27.7 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2013 and December 31, 2012, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, Russia, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them. At September 30, 2013, Apple accounted for 45.7%. At December 31, 2012, Apple accounted for 44.3%, PlayHaven accounted for 13.2% and Google accounted for 10.8% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 70 countries in more than 20 different currencies, and in 2012 and the first nine months of 2013, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated, our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15 (e) under the Exchange Act, as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Based on the foregoing our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer concluded that the material weakness related to the application of revenue accounting guidance as described in Item 9A – Controls and Procedures – Restated under “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A for the year ended December 31, 2012 filed on August 9, 2013 also existed as of September 30, 2013. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness in our internal control over financial reporting as of September 30, 2013 related to the application of the applicable revenue recognition accounting guidance relating to our smartphone revenues for sales through digital storefronts. Specifically, our controls surrounding the application of accounting guidance to smartphone revenue transactions did not operate as designed. This control deficiency resulted in the misstatement of our revenues, cost of revenues and gross margin percentages and related financial disclosures and the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2012, and the unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years as discussed in Note 1A to our consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2012 filed on August 9, 2013.

Notwithstanding the identified material weakness, management, based on the work performed during the restatement process described in Note 1A to the unaudited condensed consolidated financial statements, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles.

Remediation Plan

We are in the process of remediating this material weakness by, among other things, implementing and modifying certain accounting procedures, particularly those that involve our controls surrounding the review of contractual agreements with the Digital Storefronts and new distribution channels, and assessment of other factors that contribute to the determination of whether we should be considered the principal in sales transactions through those channels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we have been infringing two of Lodsys’ patents, and is seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. On June 19, 2013, we filed an answer to Lodsys’s complaint (i) denying all of Lodsys’s claims, (ii) setting forth certain affirmative defenses to Lodsys’s claims and (iii) asserting counterclaims that we do not infringe the Lodsys patents and that the Lodsys patents are invalid. On August 8, 2013, a scheduling conference was held, and the court set a claim construction hearing for February 25, 2014 and jury selection for trial on September 2, 2014. We are not in a position to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

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

We have incurred significant losses since inception, including a net loss of $21.1 million in 2011, a net loss of $20.5 million in 2012 and a net loss of $16.4 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $248.7 million. We expect our costs in 2013 to increase in absolute dollars over 2012 levels as we implement additional initiatives designed to increase revenues, such as developing games with greater complexity and higher production values, making investments related to our continued transition to becoming a games-as-a-service company, increasing the amount we spend marketing our new titles and paying upfront license fees or minimum guarantees related to our Glu Publishing business. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable. In addition, our revenues increased only slightly in each of 2011 and 2012 from the preceding year, and decreased in the first nine months of 2013 as compared to the first nine months of 2012. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

We have a relatively new and evolving business model with a short operating history.

In early 2010, we changed our business model to focus on becoming a leading publisher of “free-to-play” games for smartphones, tablets and other advanced platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We launched our first free-to-play titles in the fourth quarter of 2010, so we have a short history operating in this business model, which limits the experience upon which we can draw when making operating decisions. In addition, we have been transitioning towards becoming a games-as-a-service company in which the majority of our future free-to-play games will be only playable online, and we may not be successful in executing on this transition. Our efforts to develop free-to-play games and transition towards becoming a games-as-a-service company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

•	we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our limited experience in offering the features that are often associated with free-to-play games published by games-as-a-service companies, such as tournaments, live events and more frequent content updates;

•	we intend to continue to develop the majority of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	many well-funded public and private companies have released, or plan to release, free-to-play games, including those provided under the games-as-a-service model, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	free-to-play games, including those delivered as a service, have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	we may have difficulty hiring the additional monetization, live operations, server technology, user experience and product management personnel that we require to support our transition to becoming a games-as-a-service company, or may face difficulties in developing our GluOn games-as-a-service technology platform and incorporating it into our products;

•	we will depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

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

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 58.8% of our total revenues for the nine months ended September 30, 2013 compared with 56.4% of our total revenues for the nine months ended September 30, 2012. We generated the majority of these iOS-related revenues from in-app purchases and sales of premium games made through the Apple App Store, which represented 50.4% of our total revenues for the nine months ended September 30, 2013 compared with 40.9% of our total revenues for the nine months ended September 30, 2012, with the balance of our iOS-related revenues generated from offers and advertisements in games distributed on the Apple App Store. In addition, approximately 29.0% and 26.1% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively, from the Android platform. We generated the majority of our Android-related revenues from in-app purchases and sales of premium games made through the Google Play store, which represented 18.7% and 19.2% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they were commercially released. If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Nexon and many well-funded private companies, including Kabam, King, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than free-to-play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 170,000 active games were available on Apple’s App Store as of October 31, 2013. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the free-to-play games and games-as-a-service business model and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience integrating community features into their games, operating as a games-as-a-service company and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

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

Our business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. For example, we intend to include new categories of games (such as role-playing games and card battle games) in our 2013 product portfolio that often have higher monetization rates than our single-player focused action/adventure and casual games. We have limited experience creating these types of games, and if we do not succeed in these efforts, it will negatively impact our revenues and operating results for 2013 and beyond. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time. Our growth depends on our ability to consistently launch new games that generate significant revenues. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. We have since that time failed to consistently release titles that generate significant revenues, which has resulted in our inability to grow our revenues on a quarterly basis. We expect our revenues to increase in the fourth quarter of 2013 due to the success of our Deer Hunter 2014 title that was released late in the third quarter of 2013. However, we expect revenues from Deer Hunter 2014 to gradually decline over time in a similar manner to our other titles, and we must continue to launch new games that generate significant revenues in order to continue to grow revenues in the future. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on Digital Storefronts and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GluOn games-as-a-service technology platform will increase as we transition to becoming a games-as-a-service company. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids. Amazon may terminate its agreement with us upon 30 days’ notice. Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration could. In addition, the operation of our online-only games that we will begin releasing in the fourth quarter of 2013 will depend on the continued functionality of our GluOn technology platform, which has not yet been tested in connection with a large-scale global launch. As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GluOn technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, some users of our Android-based games have experienced issues receiving the virtual currency that they purchased and paid for. In addition, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose users of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

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

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future. Because we do not own this engine, we do not control its operation or maintenance. As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity. In addition, although Unity cannot terminate our agreement absent an uncured material breach of the agreement by us, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity or a bankruptcy event. If we experience any prolonged issues with regard to the operation of the Unity game development engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline. Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

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

We have recently formed Glu Publishing that is focused on entering into relationships with developers of games in Asian and Eastern European markets where Glu will localize and globally publish those games. Our Glu Publishing business will expose us to a number of potential operational and legal risks. For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guarantees in order to obtain the rights to publish their games, and we may need to spend significant money marketing these games after they have been commercially launched. If the games are not commercially successful because they do not appeal to a Western audience, because of our limited experience in publishing other developers’ games or for any other reason, it will negatively impact our operating results. In addition, if any of the third party developers with which we work have created their games by infringing another party’s intellectual property or otherwise violating their rights, or if these games violate applicable laws and regulations such as with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

We expect to continue to use cash in our operations during 2013 as we seek to grow our business. In addition, we expect to use approximately $1.4 million in the fourth quarter of 2013 for capital expenditures related to office moves for our corporate headquarters in San Francisco and our Washington studio. As of September 30, 2013, we had $27.7 million of cash and cash equivalents. If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements or if we wish to strengthen our balance sheet, we will need to seek additional capital, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, particularly given our current stock price, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. The material weakness in our internal control over financial reporting that resulted from the restatement of our financial statements may make it more difficult for us to raise additional debt or equity capital. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting software revenue recognition have affected, and could further significantly affect, the way we account for revenue. For example, the accounting for revenue derived from smartphone platforms and free-to-play games, particularly with regard to revenues generated from online digital storefronts, is still evolving and, in some cases, uncertain. In particular, we were required to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to restate or revise the financial statements contained in those reports (including for the year ended December 31, 2011) because we did not correctly apply the applicable revenue recognition accounting guidance relating to our smartphone revenues. See Note 1A (Restatement of Financial Statements) for additional information about the restatement. While we believe that we are now correctly accounting for our smartphone revenues, this is an area that continues to involve significant discussion among accounting professionals and which is not completely settled. It is possible that the relative application, interpretation and weighting of the factors that relate to whether we should be considered the principal in the sales transaction of games sold through digital storefronts may evolve, and we may in the future conclude that our new accounting policy for smartphone revenue, as reflected in the restated financial statements, is incorrect, which could result in another restatement of affected financial statements. In addition, we currently defer revenues related to virtual goods and currency over the average playing period of paying users, which approximates the useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for our smartphone revenues, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement to our unaudited interim condensed consolidated financial statements in this Form 10-Q discussed in Note 1A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this reassessment using the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of a material weakness related to the application of revenue accounting guidance to our smartphone revenues for sales through digital storefronts. This control deficiency resulted in the misstatement of our revenues and cost of revenues, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years) as discussed in Note 1A to our unaudited condensed consolidated financial statements included in this report. If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

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

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel who may experience uncertainty due to the restructurings we implemented in the fourth quarter of 2012 and first half of 2013, in which we eliminated, in the aggregate, more than 100 positions in our Washington, Sao Paolo and San Francisco studios. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional monetization, live operations, server technology, user experience and product management personnel to support our transition to becoming a games-as-a-service company. Competition for qualified management, game development and other staff can be intense. Attracting and retaining qualified personnel may be particularly difficult for us if our stock price remains relatively depressed, since individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued proposed principles in September 2013 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles are expected to become effective in the first quarter of 2014. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union ( Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Costs to comply with these laws may increase as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities. The security measures we have in place to protect our data and the personal information of our employees, customers and partners could be breached due to cyber-attacks initiated by third party hackers, employee error or malfeasance or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any breach or unauthorized access could materially interfere with our operations or our ability to offer our services or result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our data, which could have an adverse effect on our business and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2013, we issued a warrant to purchase up to 3,333,333 shares of our common stock to MGM Interactive Inc. at an exercise price of $3.00 per share, subject to certain adjustments for dividends, reorganizations and other common stock events. The warrant is exercisable only for cash and expires on July 15, 2018. If the Warrant fully vests and is fully exercised, and assuming no intervening adjustments, the Company will receive $10.0 million in proceeds. The issuance of the warrant was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The warrant requires that we register the shares that the holder will receive upon exercise. To satisfy this obligation, we filed a Registration Statement on Form S-3 (Registration No. 333-190545) to register the resale of the warrant shares, which registration statement was declared effective by the SEC on October 4, 2013.

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

GLU MOBILE INC.

Date: November 8, 2013	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference		Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.01	Warrant to Purchase Common Stock of Glu Mobile Inc. issued to MGM Interactive Inc. on July 15, 2013.	S-3	333-190545	4.03	8/9/2013

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.