Form 10-K
period 2013-12-31
GLU MOBILE INC
filed 2014-03-14
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368

Glu Mobile Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2143667
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 Howard Street Suite 300 San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)

(415) 800-6100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by The NASDAQ Global Market, was approximately $142,196,240. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 1, 2014 was 80,534,124.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report, particularly in the section titled “Risk Factors,” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. We undertake no obligation to update the forward-looking statements after the date of this report, except as required by law.

PART I

Item 1. Business

General

Glu Mobile develops and publishes a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who download and make purchases within our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore, and others. We create games based on our own brands, including Big Time Gangsta, Blood & Glory, Contract Killer, Contract Killer: Zombies, Deer Hunter, Eternity Warriors, Frontline Commando, Gun Bros, Heroes of Destiny, Motocross Meltdown, Samurai vs. Zombies Defense and Stardom, as well as third-party licensed brands. We are headquartered in San Francisco, California, with a major office outside Seattle, and international locations in Canada, China, India and Russia.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The public can read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after they are filed. Our internet website is located at www.glu.com and our Investor Relations website is located at www.glu.com/investors. The information on our website is not incorporated into this report, unless otherwise expressly stated. Copies of our Annual Report on Form 10-K for the year ended December 31, 2013 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 500 Howard Street, Suite 300, San Francisco, California 94105 or by calling 415-800-6100.

Business Developments and Strategy

Since January 1, 2013, we have taken the following actions to support our business:

•	We continued to focus our efforts on developing and publishing games for smartphones and tablet devices, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system, such as Samsung’s Galaxy product line and Amazon’s Kindle Fire. Our significant achievements related to these efforts include the following:

•	We generated $100.3 million in smartphone revenues in 2013, a 5.5% increase from the $95.0 million in smartphone revenues we generated in 2012.

•	Smartphone revenues comprised 95.0% of our total revenues in 2013 compared with 87.9% of our total revenues in 2012.

•	In December 2013, we had approximately 6.4 million daily active users and 56.3 million monthly active users of our games on our primary distribution platforms, including Apple’s App Store, the Google Play Store, Amazon’s Appstore and the Mac App Store. This is a significant increase from December 2012 in which we had 3.5 million daily active users and 34.8 million monthly active users of our games on our primary distribution platforms.

•	As of December 31, 2013, we had approximately 606.3 million cumulative installs of our smartphone games on our primary distribution platforms noted in the preceding bullet, including approximately 79.6 million installs during the fourth quarter of 2013.

•	We continued to execute on our strategy to become the leading developer and publisher of free-to-play games for smartphones, tablets and other platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We globally released 16 free-to-play games during 2013.

•	We increased the revenues that we generate from titles based on our own intellectual property, deriving 93.3% of our total revenues in 2013 from original intellectual property titles compared with 83.5% in 2012. Some of the successful original intellectual property titles that we launched in 2013 were Deer Hunter 2014, Eternity Warriors 3, Frontline Commando: D-Day, Samurai vs. Zombies Defense 2 and Stardom: Hollywood, each of which was a sequel or brand extension of our existing original intellectual property. We also launched several new original intellectual property titles, including Heroes of Destiny. We intend to continue to base the substantial majority of our games upon our own intellectual property, which we believe will continue to increase our margins and enhance our long-term value.

•	Although our primary focus is creating and distributing free-to-play games based on our own intellectual property, we have sought to expand and diversify our business through the following initiatives:

•	In February 2013, we announced the creation of our Glu Publishing business, which seeks to enter into strategic relationships with third-party developers, primarily in Asian and Eastern European markets, to publish their titles through our network of distribution channels.

•	We have entered into a strategic relationship with MGM Interactive Inc. pursuant to which we globally launched a game in January 2014 based on MGM’s Robocop motion picture, and intend to globally release a game based on MGM’s Hercules motion picture in the second half of 2014. In addition, in July 2013, we issued a warrant to MGM exercisable to purchase up to 3,333,333 shares of our common stock at an exercise price of $3.00 per share. A portion of the warrant vests and becomes exercisable each time we globally release a game based on a mutually agreed MGM intellectual property.

•	In November 2013, we entered into an agreement with Kim Kardashian on the development of a celebrity lifestyle game that we expect to release in late Spring 2014, which will include her likeness and voice.

•	We continued transitioning towards becoming primarily a games-as-a-service company in which the majority of our future games will only be playable online. As part of these efforts, in September 2013, we globally launched Deer Hunter 2014, our first game supported by our games-as-a-service technology platform; Deer Hunter 2014 set new company download, daily active user and revenue records. In January 2014, we globally launched Eternity Warriors 3 and Motocross Meltdown, our first titles that are only playable online.

•	We have implemented a number of measures designed to strengthen our operations and presence in Asia, including opening offices in Korea and Japan and entering into a strategic relationship with Colopl, Inc. to co-produce and publish a new game designed with market-specific content for Japanese players. Our focus on Asia helped us increase our revenues derived from our Asia-Pacific (APAC) region by $5.8 million, from $22.9 million in 2012 to $28.7 million in 2013.

•	We continue to seek opportunities to expand into adjacent or emerging platforms. As part of these efforts, in December 2013, we launched Deer Hunter 2014 on Facebook, and in November 2013, we announced that we developed Spellista, the first title developed exclusively for Google Glass.

•	In September 2013, we closed an underwritten public offering of 7,245,000 shares of common stock led by Canaccord Gennuity Inc. in which we received net proceeds of approximately $14.0 million, after deducting underwriter discounts and other offering expenses.

The mobile games market continued to undergo significant changes in 2013. There has been, and we believe that there will continue to be, an increase in the number of smartphones sold as consumers continue to migrate from traditional feature phones to these next-generation devices. In addition, Apple, Amazon, Microsoft, Samsung and a number of other manufacturers continue to introduce new and more powerful tablet devices that enable mobile game developers to create titles that are optimized for larger screen sizes and designed to take advantage of tablets’ advanced capabilities and functionality. Furthermore, during the fourth quarter of 2012, Apple introduced a smaller version of its tablet, the iPad mini, which has spurred additional consumer adoption of tablets. We believe that the worldwide proliferation of smartphones and tablets will continue for the foreseeable future.

We continued to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones, tablets and other advanced platforms. In order for us to achieve this goal, we must develop and publish mobile games that are widely accepted and commercially successful on digital storefronts that distribute games for these devices and platforms. These include Apple’s App Store and Mac App Store, the Google Play Store and Amazon’s Appstore. Accordingly, we have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and advanced platforms, and intend to continue to devote minimal resources in future periods towards selling and supporting games for feature phones.

We have succeeded in generating a large number of downloads of our games. This is in part because our games can be downloaded and played for free, which enables us to build a significantly larger customer base more quickly than we could if we charged users an up-front fee for downloading our games, which was our previous feature phone business model. In addition, we believe that our games consistently have high production values, are visually appealing and have engaging core gameplay. These characteristics have typically resulted in highly positive consumer reviews and enhanced our reputation for publishing compelling free-to-play games. We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they are commercially released.

However, for us to continue to execute on our strategy, we must continue to improve our monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry. Accordingly, we have implemented a number of measures designed to improve our game monetization. These include hiring a number of new personnel with monetization expertise and including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, part of our strategy is to continue transitioning towards becoming primarily a games-as-a-service company, in which the majority of our future games will only be playable online. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to continue to invest in our games-as-a-service technology platform and hire additional monetization, live operations, server technology, user experience and product management personnel to support our transition to becoming primarily a games-as-a-service company.

Our Products

We develop and publish a portfolio of primarily action/adventure games designed to appeal to a broad cross section of the users of smartphones and tablet devices. We believe that we are the market leader in free-to-play action/adventure mobile gaming, and intend to focus on developing games in this genre during 2014. In addition, we also develop and publish casual games, most of which recently have been developed by our Blammo studio in Toronto. Although we have licensed, and intend to continue to selectively license, third-party brands, we have since 2010 concentrated on developing games based on our own intellectual property, which include Big Time Gangsta, Blood & Glory, Contract Killer, Contract Killer: Zombies, Deer Hunter, Eternity Warriors, Frontline Commando, Gun Bros, Heroes of Destiny, Motocross Meltdown, Samurai vs. Zombies Defense and Stardom.

Although users can download and play our free-to-play games free of charge, they can purchase virtual currency to buy various virtual items to enhance their gameplay experience – we refer to these as “in-app purchases” or “micro-transactions.” Some of the benefits that players receive from their in-app purchases include:

•	Play Longer Through Better Equipment – We generally design our games to become significantly more challenging as the player advances through the game. For a game like Frontline Commando: D-Day, players can use their virtual currency to purchase more powerful weapons, stronger armor and healing med kits to increase their odds of continued survival.

•	Play Longer Through Energy Replenishment – We design some of our games, such as Deer Hunter 2014, to have short playing sessions, the duration of which are limited by the energy available for each session. Players of Deer Hunter 2014 can use their virtual currency to purchase items that will replenish their energy and enable them to extend their game play session.

•	Accelerate Game Progress – Although some players are content to slowly “grind” their way through progressing in a game, other users are willing to purchase items to accelerate their progression. For example, Heroes of Destiny enables players to spend their virtual currency to upgrade their weapons and armor and have tasks, such as the leveling up of their heroes, instantly completed, thus allowing the user to accelerate his or her progress in the game.

•	Customization – Our games generally enable consumers to express themselves by customizing their character or the world the character inhabits. For example, Stardom: Hollywood allows users to personalize their characters’ appearance, clothing and living environment, as well as purchase special items available for a limited time, such as for holidays.

We sell virtual currency to consumers at various prices ranging from $0.99 to $99.99 (adjusted for local currencies for sales to players in foreign countries), which is consistent with storefront pricing guidelines, with the significant majority of player purchases occurring at the lower price points. The digital storefronts generally share with us 70% of the consumers’ payments for virtual currency; we do not have any special agreement or arrangement with respect to pricing or terms with any of the digital storefronts. Consumers may also acquire virtual currency through game play or by completing offers, as described below.

In addition to in-app purchases of virtual currency, we also monetize our games through offers and in-game advertising. Offers enable users to acquire virtual currency without paying cash but by instead taking specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey. We work with third parties to provide these offers to end users of our free-to-play games, and we receive a payment from the third-party offer provider based on consumers responding to these offers. We also work with third-party advertising aggregators who embed advertising, such as banner ads, in our games; the aggregators typically pay us based on the number of impressions, which is the number of times an advertisement is shown to a player. In addition, from time to time we work directly with other application developers to include advertising for their applications in our games, and the developers pay us based on either the number of impressions in our games or the number of users who download the developer’s application.

We have generally designed our games to incorporate social features that enhance the user’s game play experience, and we intend to continue to introduce more social, community-based features into many of our new titles by leveraging our games-as-a-service technology platform. For example, Eternity Warriors 3 includes live chat functionality and enables users to create alliances with other players, Gun Bros 2 enables players across Apple’s iOS and Mac OS platforms to compete against each other in real-time, synchronous combat, and Stardom: Hollywood allows users to incorporate their friends into the game by filming movies and going on dates with them. Many of our games also leverage technologies such as Apple’s Game Center or Facebook Connect, which enables players to compare their high scores and achievements with their friends and against the global leaderboard.

Our smartphone games historically have had “thick clients” due to their high production values and, in some cases, 3-D graphics. A thick client game means that our games have a large file size, often 100 megabytes or more, that resides on the player’s device. Because of the inherent limitations of the digital platforms and telecommunications networks, which, at best, only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, users generally must download one of our games either via a wireless Internet (wifi) connection or initially to their computer and then load the game to their device.

The table below sets forth each of the first party and third party titles that we released in 2013, as well as the title’s launch date and genre. First party titles are those created by our internal development studios, while third party titles are games created by other companies that we publish through our Glu Publishing business.

Title	Release Date	Genre	First or Third Party Title
Dragon Storm	February 2013	Action-Adventure	First Party
Stardom: Hollywood	February 2013	Casual	First Party
Gun Bros 2	February 2013	Action-Adventure	First Party
Small City	February 2013	Casual	First Party
Samurai vs Zombies Defense 2	March 2013	Action-Adventure	First Party
Heroes of Destiny	March 2013	Action-Adventure	First Party
Frontline Commando: D-Day	March 2013	Action-Adventure	First Party
Tons of Guns	July 2013	Action-Adventure	First Party
Black Gate: Inferno	July 2013	Action-Adventure	Third Party
Zombies Ate My Friends	July 2013	Casual	First Party
Odyssey: Age of Gods	July 2013	Action-Adventure	Third Party
Deer Hunter 2014	September 2013	Action-Adventure	First Party
Gang Lords	September 2013	Action-Adventure	First Party
Gun Zombie 2	December 2013	Action-Adventure	Third Party
Mech Battle Arena	December 2013	Action-Adventure	Third Party
Eternity Warriors 3	December 2013	Action-Adventure	First Party

All of the first-party games that we released in 2013 were based on our own intellectual property, and we expect this to be the case for the substantial majority of the games that we release in 2014. In 2013, 2012, and 2011, games based on our own intellectual property accounted for approximately 93.3%, 83.5% and 53.1% of our revenues, respectively.

For games based on licensed brands, we share with the licensor a portion of our revenues. The average royalty rate that we paid on games based on licensed intellectual property was approximately 44.8% in 2013, 34.9% in 2012 and 30.1% in 2011. However, the individual royalty rates that we pay can be significantly above or below the average based on a variety of factors, such as the strength of the licensed brand, our development and porting obligations, and the platforms for which we are permitted to distribute the licensed content.

Although since 2010 we have focused our efforts on developing free-to-play games, we also continue to sell some premium games, which consumers download for a fee. Our premium games are generally our feature phone titles that are based on licensed intellectual property, though we do on occasion sell premium games for smartphones, such as Call of Duty Black Ops Zombies, and we generally do not continue to update premium games after the initial launch. We typically sell our premium games at prices ranging between $0.99 and $6.99, which is consistent with storefront pricing guidelines. For our premium smartphone games, we generally receive 70% of the consumers’ payments from the digital storefront owner, as we do with sales of virtual currency. For our feature phone business, end users typically purchase our games from their wireless carrier and are charged on their monthly phone bill. Carriers normally share with us 40% to 65% of their subscribers’ payments for our games.

Sales, Marketing and Distribution

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store and Amazon’s Appstore. In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and Facebook. The significant majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 59.6% and 56.0% of our total revenues in 2013 and 2012, respectively. We generated the majority of these iOS-related revenues from the Apple App Store, which represented 50.1% and 41.3% of our total revenues in 2013 and 2012, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we generated approximately 30.5% and 27.3% of our total revenues in 2013 and 2012, respectively, from the Android platform. We generated the majority of our Android-related revenues from in-app purchases and sales of premium games made through the Google Play Store, which represented 19.2% and 20.3% of our total revenues in 2013 and 2012, respectively. We also work with third parties, including Tapjoy, from which we generated 4.7% and 10.7% of our total revenues in 2013 and 2012, respectively, to provide incented offers to our players. Our revenues from Tapjoy declined significantly after Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games. No other customer or digital storefront accounted for more than 10% of our total revenues in 2013 or 2012.

Because of the fragmentation inherent in the Android platform, we need to “port” – or convert into separate versions – our games for a significant percentage of the more than 1,000 Android-based devices that are currently commercially available, many of which have different technical requirements. Since the number and variety of Android-based smartphones and tablets shipped worldwide continues to grow, we must maintain and enhance our porting capabilities, which require, and will likely continue to require, us to invest considerable resources in this area.

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

In addition to our efforts to secure prominent featuring or placement for our games, we have also undertaken a number of marketing initiatives designed to acquire customers and increase downloads of our games and increase sales of virtual currency, including:

•	undertaking extensive outreach efforts with video game websites and related media outlets, such as providing reviewers with access to our games prior to launch;

•	paying third parties to advertise or incentivize consumers to download our games through offers or recommendations;

•	using “push” notifications to alert users of sales on virtual currency or items in our games;

•	cross-promoting our games through banner advertisements in our other games, as well as advertising our games in our competitors’ games; and

•	using social networking websites, such as Facebook and Twitter, to build a base of fans and followers to whom we can quickly and easily provide information about our games.

We also distribute our games through OEM arrangements, in which we receive revenues from various handset and other manufacturers to develop titles that are customized to run on their particular device. These arrangements represent a small portion of our total revenues.

For our feature phone business, we market and sell our games primarily through wireless carriers via placement in the “deck” of games and other applications that the carriers choose to make available to their customers. End users download our feature phone games to their handsets, and typically their carrier bills them a one-time fee or monthly subscription fee, depending on the end user’s desired payment arrangement and the carrier’s offerings. Our carrier distribution agreements establish the portion of revenues that the carrier will retain. Wireless carriers generally control the price charged to end users either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change established prices. We currently have agreements with numerous wireless carriers. No wireless carrier represented 10% or more of our revenues in 2013, 2012 or 2011.

In addition, we operate our third-party publishing business under which we distribute third party titles, primarily from developers in Asian and Eastern European markets, through our distribution channels.

Development Studios

We have six global studios that create and develop our games. These studios are based in Redwood City, California; Bellevue, Washington; Toronto, Canada; Beijing, China; Moscow, Russia and Hyderabad, India. These development studios are supported by central services personnel in our San Francisco, California headquarters who provide expertise with respect to areas such as game design, monetization, production, user experience, data analytics and live operations. Our President of Studios has primary responsibility for overseeing game development and monetization efforts across all of our first party titles.

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

Since the markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences, continuous investment is required to innovate and publish new games, regularly update our games, and modify existing games for distribution on new platforms. We have instituted a number of measures that are designed to both increase the speed with which we bring our game concepts to market, and earlier in the product development cycle identify and terminate game concepts that are unlikely to be commercially successful. For example, we typically publish our games in limited markets for several months prior to worldwide launch to identify bugs and refine gameplay and monetization before publishing the game globally. We have historically published the majority of our games internally, and have, in certain cases, retained a third-party to support our development activities. We also use third-party development tools to create many of our games, including a game development engine licensed from Unity Technologies to create most of our newest games.

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

Research and development expenses were $46.9 million, $54.3 million and $39.1 million for 2013, 2012 and 2011, respectively.

Seasonality

Many new smartphones and tablets are released in or shortly before the fourth calendar quarter to coincide with the holiday shopping season. Because many end users download our games soon after they purchase or receive their new devices, we generally experience seasonal sales increases based on the holiday selling period. Although we believe that the majority of this holiday impact occurs during the fourth quarter, some of this seasonality also occurs for us in our first calendar quarter due to some lag between device purchases and game purchases. However, the impact of this seasonality on our operating results is to some degree affected by our title release schedule. In addition, companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenues we derive from advertisements and offers in our games. Conversely, our marketing expenses also increase in the fourth quarter, since demand for marketing is higher during the holiday season and this increased demand drives up marketing costs.

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

We compete with a continually increasing number of companies, including DeNA, Gameloft, GREE, GungHo Online Entertainment, Nexon and Zynga and many well-funded private companies, including Kabam, King.com, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Disney, Electronic Arts (EA Mobile), Take-Two Interactive and Warner Brothers, whose games for smartphones and tablets are primarily premium rather than free-to-play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than one million applications, including more than 190,000 active games, were available on Apple’s U.S. App Store as of February 28, 2014. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their devices without substantially increasing marketing or development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the free-to-play games and games-as-a-service business models and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience and effectiveness integrating community features into their games and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from their existing mobile games;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

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

Our trademarks that have been registered with the U.S. Patent and Trademark Office include Glu, our 2-D ‘g’ character logo, our 3-D ‘g’ character logo and several of our game titles, including Big Time Gangsta’, Blood & Glory, Bug Village, Contract Killer, Deer Hunter, Eternity Warriors, Frontline Commando and Gun Bros. In addition, we have trademark applications pending with the U.S. Patent and Trademark Office for many of our game titles. For certain titles we do not yet have, and do not intend to seek, trademark registration. We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets. Registrations of both U.S. and foreign trademarks are renewable every ten years.

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

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated into this section by reference to Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this report. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended December 31, 2011, 2012 and 2013 and our total assets as of December 31, 2012 and 2013, is included in our Consolidated Financial Statements contained in Item 8 of this report.

Employees

As of February 28, 2014, we had 545 employees, of which 260 were based in the United States and Canada, 143 were based in Europe and 142 were based in Asia. Our employees in China are represented by a labor union. We have not experienced any employment-related work stoppages and consider relations with our employees to be good. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified employees.

Executive Officers

The following table shows Glu’s executive officers as of March 1, 2014 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position
Niccolo M. de Masi	33	President, Chief Executive Officer and Director
Eric R. Ludwig	44	Executive Vice President and Chief Financial Officer
Chris Akhavan	31	President of Publishing
Matthew P. Ricchetti	42	President of Studios
Scott J. Leichtner	43	Vice President, General Counsel and Corporate Secretary

Niccolo M. de Masi has served as our President and Chief Executive Officer and as one of our directors since January 2010. Prior to joining Glu, Mr. de Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to October 2009. Prior to joining Hands-On Mobile, Mr. de Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007. Mr. de Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer, where he was responsible for formulating and implementing Monstermob’s growth and product strategy. Prior to joining Monstermob, Mr. de Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London. He has also worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor. Mr. de Masi holds an M.A. degree in Physics and an MSci. degree in Electronic Engineering—both from Cambridge University.

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

Chris Akhavan has served as our President of Publishing since April 2013. Before joining us, from January 2010 to April 2013, Mr. Akhavan served in several management positions at Tapjoy, Inc., a provider of incentivized offers, most recently as Senior Vice President, Partnerships. From April 2009 to January 2010, Mr. Akhavan was a Manager, Publisher Network at RockYou!, a social gaming company, and from October 2007 to November 2008, he served as a Strategic Partner Manager at VideoEgg (now SAY Media), an advertising inventory and platform provider. Mr. Akhavan holds a B.A. in Economics from the University of California at Santa Cruz.

Matthew P. Ricchetti has served as our President of Studios since October 2012. Before joining us, Mr. Ricchetti was employed by Kabam, a free-to-play games company, from June 2010 to October 2012, holding various roles and most recently as its Vice President of Mobile. From May 2009 through June 2010, Mr. Ricchetti was a Senior Game Designer and Product Manager at Zynga, Inc., a social games company. From September 2004 to May 2009, Mr. Ricchetti was a Designer and Producer at Electronic Arts, Inc., a digital interactive entertainment company. Mr. Ricchetti holds a B.A. in Religious Studies and East Asian Studies from Brown University.

Scott J. Leichtner has served as our Vice President, General Counsel and Corporate Secretary since September 2010. Mr. Leichtner joined Glu in June 2009 as our Senior Corporate Counsel. Prior to joining us, Mr. Leichtner was a corporate attorney at Fenwick & West LLP, a law firm focused on serving technology clients, from October 1997 to May 2009. Mr. Leichtner holds an A.B. in Political Science from Duke University and a J.D. from the University of Michigan.

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

We have incurred significant losses since inception, including a net loss of $21.1 million in 2011, a net loss of $20.5 million in 2012 and a net loss of $19.9 million in 2013. As of December 31, 2013, we had an accumulated deficit of $252.2 million. We expect our costs in 2014 to increase in absolute dollars over 2013 levels as we implement additional initiatives designed to increase revenues, such as developing games with greater complexity and higher production values, making investments related to our continued transition to becoming a games-as-a-service company, increasing the amount we spend in acquiring new players and otherwise marketing our new titles (which costs are expected to increase over last year, particularly since advertising costs in our industry have generally been rising), and paying upfront license fees or minimum guarantees to secure licenses to third party intellectual property, including in connection with our Glu Publishing business. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

We have a relatively new and evolving business model.

In early 2010, we changed our business model to focus on becoming a leading publisher of “free-to-play” games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We launched our first free-to-play titles in the fourth quarter of 2010, so we have a relatively short history operating under this business model. This limits the experience upon which we can draw when making operating decisions. In addition, part of our strategy is to continue transitioning towards becoming a games-as-a-service company in which the majority of our future free-to-play games will only be playable online, and we may not be successful in executing on this transition. Our efforts to develop free-to-play games and transition towards becoming a games-as-a-service company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

•	we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our limited experience in offering the features that are often associated with free-to-play games published by games-as-a-service companies, such as tournaments, live events and more frequent content updates;

•	we intend to continue to develop the majority of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	many well-funded public and private companies have released, or plan to release, free-to-play games, including those provided under the games-as-a-service model, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	free-to-play games, including those delivered as a service, have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which at best only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	we may have difficulty hiring the additional monetization, live operations, server technology, user experience and product management personnel that we require to support our continued transition to becoming a games-as-a-service company, or may face difficulties in developing our games-as-a-service technology platform and incorporating it into our products;

•	we will depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached a settlement with Apple in January 2014 on this issue), and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenues that we derive from in-app purchases.

Since our free-to-play games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth. However, we rely on a very small portion of our total users for nearly all of our smartphone revenues derived from in-app purchases (as opposed to advertisements and incentivized offers). Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has been less than 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower for our less successful titles. To significantly increase our revenues, we must either increase the number of users who make in-app purchases or increase the amount that our paying players spend in our games. We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user). We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unsuccessful in our transition to becoming a games-as-a-service company. If we are unable to convert non-paying players into paying players or if the average amount of revenues that we generate from our users does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 59.6% of our total revenues in 2013 compared with 56.0% of our total revenues in 2012. We generated the majority of these iOS-related revenues from the Apple App Store, which represented 50.1% and 41.3% of our total revenues in 2013 and 2012, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 30.5% and 27.3% of our total revenues in 2013 and 2012, respectively, from the Android platform. We generated the majority of our Android-related revenues from in-app purchases and sales premium games made through the Google Play Store, which represented 19.2% and 20.3% of our total revenues for 2013 and 2012, respectively. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our games released in 2013 being featured on their storefronts when they were commercially released. If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

The operators of digital storefronts on which we publish our free-to-play games in many cases have the unilateral ability to change and interpret the terms of our and others’ contracts with them.

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator. For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts. Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us. In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator. Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenues thereafter. In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers and will likely continue to negatively impact our revenues in future periods. Most recently, in the first quarter of 2014, Facebook prohibited HasOffers, whose software development kit we incorporate into our games to track advertising metrics, from participating in Facebook’s mobile measurement program because Facebook asserted that HasOffers had violated its agreement with Facebook. As a result, we are in the process of removing HasOffers’ software development kit from our games and replacing them with a new vendor. While we do not expect that this change will adversely impact our revenues or operations, any similar changes or prohibitions in the future could negatively impact our revenues or otherwise materially harm our business, and we may not receive significant or any advance warning of such change. If Apple or Google or any other storefront operator determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We compete with a continually increasing number of companies, including DeNA, Gameloft, GREE, GungHo Online Entertainment, Nexon and Zynga and many well-funded private companies, including Kabam, King.com, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Disney, Electronic Arts (EA Mobile), Take-Two Interactive and Warner Brothers, whose games for smartphones and tablets are primarily premium rather than free-to-play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than one million applications, including more than 190,000 active games, were available on Apple’s U.S. App Store as of February 28, 2014. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the free-to-play games and games-as-a-service business models and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience and effectiveness integrating community features into their games, operating as a games-as-a-service company and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from their existing mobile games;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

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

Our revenues and operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall could disproportionately and adversely affect financial results for that quarter.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	our ability to increase the number of our paying players and the amount that each paying player spends in our games;

•	the popularity and monetization rates of our new games released during the quarter and the ability of games released in prior periods to sustain their popularity and monetization rates;

•	the number and timing of new games released by us and our competitors, particularly those games that may represent a significant portion of revenues in a quarter, which timing can be impacted by internal development delays, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;

•	changes in the prominence of storefront featuring for our games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;

•	changes in the mix of revenues derived from first party titles versus third party titles;

•	changes in the amount of money we spend marketing our titles in a particular quarter, including the average amount we pay to acquire each new user, as well as changes in the timing of these marketing expenses within the quarter;

•	decisions by us to incur additional expenses, such as increases in research and development, or unanticipated increases in vendor-related costs, such as hosting fees;

•	the timing of successful mobile device launches;

•	the seasonality of our industry;

•	changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within certain of our games;

•	fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015;

•	the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2011, we impaired $531,000 of certain prepaid royalties and royalty guarantees, in 2012 we impaired $3.6 million of our goodwill related to our APAC reporting unit, and in 2013 we impaired $435,000 related to contractual minimum guarantee commitments in our third-party publishing business; and

•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

Consumer tastes are continually changing and are often unpredictable, and we compete for consumer discretionary spending against other forms of entertainment; if we fail to develop and publish new mobile games that achieve market acceptance, our revenues would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. The majority of our successful free-to-play games are in the action/adventure genre, and we expect that the majority of the games that we will release in 2014 will be in that category. Some of these games contain violence or other content that certain consumers may find objectionable. For example, Apple has assigned our Frontline Commando: D-Day game a 17-and-older rating due to its violence. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one of which did not depict blood. Despite these ratings and precautions, consumers may be offended by certain of our game content games and children to whom these games are not targeted may choose to play them without parental permission nonetheless. In addition, one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms. Similarly, if one of our games is introduced with defects or has playability issues, it could results in negative user reviews and damage our brand. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our users have encountered with our games.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time. Our growth depends on our ability to consistently launch new games that generate significant revenues. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. We have since that time failed to consistently release titles that generate significant revenues, which has resulted in our inability to grow our revenues on a quarterly basis. However, our Deer Hunter 2014 title that we released late in the third quarter of 2013 accounted for a significant portion of our revenues in the fourth quarter of 2013, and we expect this title to continue to represent a significant portion of our revenues in the first quarter of 2014. We expect revenues from Deer Hunter 2014 to gradually decline over time in a manner similar manner to our other titles, and we must continue to launch new games that generate significant revenues to continue to grow revenues in the future. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our games-as-a-service technology platform will increase as we continue transitioning to becoming a games-as-a-service company. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids. Amazon may terminate its agreement with us upon 30 days’ notice. Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration could. In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our games-as-a-service technology platform. As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the games-as-a-service technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, some users of our Android-based games have experienced issues receiving the virtual currency that they purchased and paid for. In addition, in the fourth quarter of 2013, our Eternity Warriors 3 title was inoperable for approximately eight consecutive hours due to technical issues with our games-as a service platform. Further, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose players of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose players or revenues or incur substantial repair costs and distract management from operating our business.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those running the Android operating system, our revenues and financial results could suffer.

We derive the majority of our revenues from the sale of virtual goods within our games for smartphones and tablets that run Apple’s iOS or Google’s Android operating system. Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store. For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 1,000 Android-based devices that are commercially available, many of which have different technical requirements. Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could harm our business, operating results and financial condition. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our revenues and financial results could suffer.

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

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future. Because we do not own this engine, we do not control its operation or maintenance. As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity. In addition, although Unity cannot terminate our agreement absent an uncured material breach of the agreement by us, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity or a bankruptcy event. If we experience any prolonged issues with the operation of the Unity game development engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline. Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

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

In addition, the actions of the storefront operators can also negatively impact the revenues that we generate from advertisements and offers. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our revenues during the three months ended September 30, 2011, and our inability to use such offers has negatively impacted our revenues. In addition, in the third quarter of 2012, Apple made changes to its terms and conditions that could, depending on how Apple interprets them, negatively impact the revenues we generate from third-party advertising service providers. Any similar changes in the future that impact our revenues that we generate from advertisements and offers could materially harm our business.

We have begun publishing, and intend to continue to publish games developed by third parties which will expose us to a number of potential operational and legal risks.

We have recently formed Glu Publishing, which is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where Glu will localize and globally publish those games. Our Glu Publishing business will expose us to a number of potential operational and legal risks. For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guarantees in order to obtain the rights to publish their games, and we may need to spend significant money marketing these games after they have been commercially launched. If the games are not commercially successful because they do not appeal to a Western audience, because of our limited experience in publishing other developers’ games or for any other reason, it will negatively impact our operating results. Further, in the third quarter of 2013, we were required to take an impair charge of $435,000 related to certain minimum guarantee commitments. In addition, if any of the third party developers with which we work have created their games by infringing another party’s intellectual property or otherwise violating their rights, or if these games violate applicable laws and regulations, such as with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a games-as-a-service company. Competition for qualified management, game development and other staff is intense. Attracting and retaining qualified personnel may be particularly difficult for us if our stock price remains relatively depressed, since individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. As we continue to develop expertise in free-to-play mobile gaming, operating a games-as-a-service company and monetization in particular, our competitors may increasingly seek to recruit our employees, particularly from our development studios. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

As of December 31, 2013, we had $28.5 million of cash and cash equivalents. If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements or if we wish to strengthen our balance sheet, we will need to seek additional capital, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, particularly given our current stock price, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue. For example, the accounting for revenue derived from smartphone platforms and free-to-play games, particularly with regard to revenues generated from online digital storefronts, is still evolving and, in some cases, uncertain. In particular, we were required to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to restate or revise the financial statements contained in those reports (including for the year ended December 31, 2011) because we did not correctly apply the applicable revenue recognition accounting guidance relating to our smartphone revenues. While we believe that we are now correctly accounting for our smartphone revenues, this is an area that continues to involve significant discussion among accounting professionals and which is not completely settled. It is possible that the relative application, interpretation and weighting of the factors that relate to whether we should be considered the principal in the sales transaction of games sold through digital storefronts may evolve, and we may in the future conclude that our new accounting policy for smartphone revenue, as reflected in the restated financial statements, is incorrect, which could result in another restatement of affected financial statements. In addition, we currently defer revenues related to virtual goods and currency over the average playing period of paying users, which approximates the estimated weighted average useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users. Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for our smartphone revenues, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this reassessment using the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, management had concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of a material weakness related to the application of revenue accounting guidance to our smartphone revenues for sales through digital storefronts. This control deficiency resulted in the misstatement of our revenues and cost of revenues, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years). Although we have remediated this material weakness, if we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

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

In addition, if we issue equity securities as consideration in an acquisition, as we did for our acquisitions of Griptonite, Inc., Blammo Games Inc. and GameSpy Industries, Inc., our current stockholders’ percentage ownership and earnings per share would be diluted. For example, our Blammo acquisition agreement provides that the former Blammo shareholders may earn up to 3,312,937 shares of our common stock if Blammo achieves certain net revenue targets during the years ending March 31, 2013, March 31, 2014 and March 31, 2015; Blammo earned 742,036 shares of a possible 909,091 shares for the year ended March 31, 2013. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 90 countries in more than 28 different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in 2012 and 2013 and expect to experience continued significant fluctuations in the future. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of these expenses being higher and/or the dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could negatively impact our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 53.9%, 46.6%, and 50.3% of our revenues in 2013, 2012, and 2011, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets. Risks affecting our international operations include:

•	our ability to develop games that appeal to the tastes and preferences of consumers in international markets;

•	difficulties developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	our ability to develop, customize and localize games that appeal to the tastes and preferences of consumers in international markets;

•	competition from local game developers that have significant market share in certain foreign markets and a better understanding of local consumer preferences;

•	potential violations of the Foreign Corrupt Practices Act and local laws prohibiting improper payments to government officials or representatives of commercial partners;

•	regulations that could potentially affect the content of our products and their distribution, particularly in China;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States, particularly China;

•	potential adverse foreign tax consequences, since due to our international operations, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws;

•	political, economic and social instability, including the current hostilities in the Ukraine that could potentially negatively impact us given that we have a development studio in Moscow;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in certain countries.

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.

If we fail to deliver our games at the same time as new mobile devices are commercially introduced, our revenues may suffer.

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

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles become effective in April 2014. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the Federal Trade Commission recently reached a settlement agreement with Apple on this subject. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and in October 2012, we entered into a strategic relationship with Probability PLC to offer a suite of Glu-branded mobile slot games in the United Kingdom and Italy, two of which are currently offered in the United Kingdom. We might continue to explore opportunities with respect to real money gambling. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices. For example, in December 2012, the Federal Trade Commission adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13, which amendments became effective in July 2013. In addition, the European Union has proposed reforms to its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. Additionally, in January 2014, the Federal Trade Commission announced a settlement with Apple related to in-app purchases made by minors. In response to developments in the interpretation and understanding of regulations such as these and guidance and inquiries from the California Attorney General, we released updates to our My Dragon and Deer Hunter Reloaded games and made changes to our games in development to make our privacy policy readily accessible to players of these games as required by the California Online Privacy Protection Act. If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Costs to comply with these laws may increase as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities. The security measures we have in place to protect our data and the personal information of our employees, customers and partners could be breached due to cyber-attacks initiated by third party hackers, employee error or malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any breach or unauthorized access could materially interfere with our operations or our ability to offer our services or result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our data, which could have an adverse effect on our business and operating results.

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

Our intellectual property is essential to our business. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights. To date, we have filed only two patent applications, so we will not be able to protect the vast majority of our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free. Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to litigate to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, on April 16, 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we were infringing two of Lodsys’ patents, and seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper; we settled this matter in December 2013. If there is a successful claim against us in the future, we might be enjoined from using our intellectual property or licensed intellectual property that we use in our business, we might incur significant licensing fees and we might be forced to develop alternative technologies. If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

We may become subject to various legal proceedings, claims and regulatory inquiries that arise out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. In addition, events may give occur that give rise to a potential risk of litigation. The number and significance of regulatory inquiries have increased as our business has evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business, require us to change our business practices or products, require significant amounts of management time, result in diversion of significant operations resources or otherwise harm of business and future financial results.

Unanticipated changes in our income tax rates or exposure to additional tax liabilities may affect our future financial results.

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. Determining our worldwide provision for income taxes requires significant judgments. The estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could also be adversely affected by a variety of factors, many of which are beyond our control. Recent and contemplated changes to U.S. tax laws, including limitations on a taxpayer’s ability to claim and utilize foreign tax credits and defer certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., could impact the tax treatment of our foreign earnings. Further, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine if our provision for income taxes is adequate. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

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

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes. We are also vulnerable to damage from other types of disasters, including power loss, fires, explosions, floods, communications failures, terrorist attacks and similar events. If any natural or other disaster were to occur, our ability to operate our business could be impaired.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal locations, their purposes, the approximate square footage of the facilities at these locations and the expiration dates for the leases on facilities at those locations as of December 31, 2013 are shown in the table below.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Date
San Francisco, California	Corporate headquarters	29,000	March 2018
Beijing, China	Asia-Pacific corporate offices and development studio	15,800	November 2015
Hyderabad, India	Research and development center	8,425	July 2016
Bellevue, Washington	Development studio	17,600	September 2020
Moscow, Russia	Development studio	16,025	June 2017
Toronto, Canada	Development studio	6,375	January 2018

We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. See Note 7 to the financial statements in Item 8 of this report for more information about our lease commitments.

Item 3. Legal Proceedings

In April 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we have been infringing two of Lodsys’ patents, and sought unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. On June 19, 2013, we filed an answer to Lodsys’s complaint (i) denying all of Lodsys’s claims, (ii) setting forth certain affirmative defenses to Lodsys’s claims and (iii) asserting counterclaims that we do not infringe the Lodsys patents and that the Lodsys patents are invalid. In December 2013, without admitting infringement or liability, we entered into a patent sub-license agreement and a settlement agreement with Lodsys to settle the dispute for an immaterial amount. In January 2014, the Court dismissed the complaint against us with prejudice.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “GLUU” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The NASDAQ Global Market. The closing price of our common stock on February 28, 2014 was $5.03.

	High	Low
Year ended December 31, 2012
First quarter	$5.18	$2.67
Second quarter	$5.65	$3.85
Third quarter	$5.90	$4.19
Fourth quarter	$4.74	$1.99
Year ended December 31, 2013
First quarter	$3.86	$2.00
Second quarter	$3.25	$2.10
Third quarter	$2.91	$2.10
Fourth quarter	$4.14	$2.50

Our stock price has fluctuated and declined significantly since our initial public offering. Please see the Risk Factor – “Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further” – in Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2008 through December 31, 2013 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

The information under the heading “Stock Price Performance Graph” shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act of 1934, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this report, regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2013, concerning securities authorized for issuance under all of our equity compensation plans: our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which terminated when we adopted the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”). The ESPP contains an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance under the ESPP; this evergreen provision expires after the scheduled increase on January 1, 2015. In addition, pursuant to a “pour over” provision in our 2007 Plan, options that are cancelled, expired or terminated under the 2001 Plan are added to the number of shares reserved for issuance under our 2007 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (5)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	10,825,705		$3.14	5,417,967	(1)
Equity compensation plans not approved by security holders	2,152,059	(2)	2.37	396,763	(3)

Total	12,977,764		$2.98	5,814,730	(4)

(1)	Represents 4,494,042 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 923,925 shares available for issuance under the ESPP.
(2)	Represents outstanding options under the Inducement Plan.

(3)	Represents shares available for issuance under the Inducement Plan, under which we may only grant non-qualified stock options and restricted stock units.
(4)	Excludes 784,454 shares available for issuance under the ESPP, which were added to the share reserve on January 1, 2014 pursuant to the evergreen provision described above.
(5)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units, which have no exercise price.

In March 2008, in connection with our acquisition of Superscape Group plc, our Board of Directors adopted the Inducement Plan to augment the shares available under our then existing 2007 Plan. We have not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with us. The Inducement Plan, which has a ten-year term, did not require the approval of our stockholders. We initially reserved 600,000 shares of our common stock for issuance under the Inducement Plan. On December 28, 2009, the Compensation Committee of our Board of Directors increased the number of shares reserved for issuance under the Inducement Plan by 819,245 shares. We used all of the 1,250,000 shares then available for a stock option grant to Niccolo M. de Masi in connection with his appointment as our new President and Chief Executive Officer. Furthermore, in connection with the acquisitions of Griptonite, Inc. and Blammo Games Inc., the Compensation Committee increased the number of shares reserved for issuance under our Inducement Plan by 1,050,000 shares to grant stock options to certain of the new non-executive officer employees of Griptonite and Blammo. In November 2012, the Compensation Committee further increased the number of shares available for issuance by an additional 300,000 shares, all of which we used to award a stock option grant to our newly hired President of Studios. Finally, in May 2013, the Compensation Committee amended the Inducement Plan to increase the number of shares available for grant by 200,000 shares in order to issue shares to new hires, including our President of Publishing. Accordingly, as of December 31, 2013, we had reserved a total of 2,969,245 shares of our common stock for grant and issuance under the Inducement Plan since its inception, of which, 2,152,059 shares were subject to outstanding stock options and 396,763 shares remained available for issuance. The remaining 420,423 shares represent shares that were subject to previously granted stock options under the Inducement Plan that have been exercised by the option holders.

The Inducement Plan initially permitted us to grant only non-qualified stock options. However, effective November 2013, the Compensation Committee amended the Inducement Plan to permit the award of restricted stock units under the plan. We may grant non-qualified stock options under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of our Board of Directors. The fair value of our common stock is determined by the last sale price of our stock on The NASDAQ Global Market on the date of determination. If any option granted under the Inducement Plan expires or terminates for any reason without being exercised in full, the unexercised shares will be available for grant under the Inducement Plan. All outstanding awards are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the Inducement Plan. If we were acquired and the acquiring corporation did not assume or replace the awards granted under the Inducement Plan, or if we were to liquidate or dissolve, all outstanding awards will expire on such terms as our Board of Directors determines.

Stockholders

As of March 6, 2014, we had approximately 55 record holders of our common stock and thousands of additional beneficial holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

None.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$105,613	$108,183	$74,025	$66,804	$79,344
Cost of revenues:
Platform commissions, royalties and other	32,371	29,630	20,229	19,102	21,829
Impairment of prepaid royalties and guarantees	435	—	531	663	6,591
Amortization of intangible assets	4,238	3,783	5,447	4,226	7,092

Total cost of revenues	37,044	33,413	26,207	23,991	35,512

Gross profit	68,569	74,770	47,818	42,813	43,832

Operating expenses(1):
Research and development	46,877	54,275	39,073	25,180	25,975
Sales and marketing	26,120	20,893	14,607	12,140	14,402
General and administrative	15,550	14,744	14,002	13,108	16,271
Amortization of intangible assets	1,336	1,980	825	205	215
Restructuring charge	1,448	1,371	545	3,629	1,876
Impairment of goodwill	—	3,613	—	—	—

Total operating expenses	91,331	96,876	69,052	54,262	58,739

Loss from operations	(22,762)	(22,106)	(21,234)	(11,449)	(14,907)
Interest and other income (expense), net	10	(347)	747	(1,265)	(1,127)

Loss before income taxes	(22,752)	(22,453)	(20,487)	(12,714)	(16,034)
Income tax benefit (provision)	2,843	1,994	(614)	(709)	(2,160)

Net loss	(19,909)	(20,459)	(21,101)	(13,423)	(18,194)

Net loss per share - basic and diluted	$(0.28)	$(0.32)	$(0.37)	$(0.38)	$(0.61)
Weighted average common shares outstanding - basic and diluted	71,453	64,318	57,518	35,439	29,853

(1) Includes stock-based compensation expense as follows:

Research and development	$1,948	$3,491	$1,387	$480	$716
Sales and marketing	303	386	351	217	564
General and administrative	2,034	1,945	1,372	871	1,646

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents and short-term investments	$28,496	$22,325	$32,212	$12,863	$10,510
Total assets	87,011	74,955	85,010	45,117	57,738
Current portion of long-term debt	—	—	—	2,288	16,379
Long-term debt, less current portion	—	—	—	—	—
Total stockholder’s equity	$46,697	$38,887	$49,173	$13,885	$11,693

Please see Note 1, Note 3 and Note 7 of Notes to Consolidated Financial Statements for a discussion of factors such as business combinations and any material uncertainties that may materially affect the comparability of the information reflected in selected financial data, described in Item 6 of this report.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for fiscal 2013, as well as our future prospects. We do not intend this summary to be exhaustive, or to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for 2013 were $105.6 million, a 2.4% decrease compared to 2012, in which we reported revenues of $108.2 million. The decrease in total revenues primarily resulted from a decrease in revenues that we generate from our feature phone games, as our feature phone revenues declined from $13.1 million in 2012 to $5.3 million in 2013. This decrease was due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new titles for smartphones, tablets and other next-generation platforms, such as the Mac App Store. We intend to continue to devote minimal resources towards selling games for feature phones, as we believe that the migration of users from feature phones to smartphone devices will continue during 2014 and for the foreseeable future as consumers continue to upgrade their mobile phones. The decrease in our feature phone revenues were partially offset by an increase in our smartphone revenues from $95.0 million in 2012 to $100.3 million in 2013. This increase was partially attributable to sales generated from our most successful title launch to date, Deer Hunter 2014, which we globally launched in September 2013.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 59.6% and 56.0% of our total revenues in 2013 and 2012, respectively. We generated the majority of these iOS-related revenues through the Apple App Store, which represented 50.1% and 41.3% of our total revenues in 2013 and 2012, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we generated approximately 30.5% and 27.3% of our total revenues in 2013 and 2012, respectively from the Android platform. We generated the majority of our Android-related revenues through in-app purchases and sales of premium games made through the Google Play Store, which represented 19.2% and 20.3% of our total revenues in 2013 and 2012, respectively, with the balance of our Android-related revenues generated from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store). We expect the total revenues that we derive from each of Apple and Google to continue to increase in 2014.

To increase our revenues, we must continue to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games, which was our previous feature phone business model.

However, for us to continue to execute on our strategy, we must continue to improve our monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry. Accordingly, we have implemented a number of measures designed to improve our game monetization. These include hiring a number of new personnel with monetization expertise and including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, part of our strategy is to continue transitioning towards becoming primarily a games-as-a-service company, in which the majority of our future games will only be playable online. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to continue to invest in our games-as-a-service technology platform and hire additional monetization, live operations, server technology, user experience and product management personnel to support our transition to becoming a games-as-a-service company.

We also intend to grow our revenues through our third party publishing initiative, Glu Publishing. Glu Publishing is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where Glu will localize and globally publish those games. Because we expect to pay these third party developers royalties, which may include upfront license fees or non-recoupable minimum guarantees, to obtain the rights to publish their games, our gross margins are expected be lower on our revenues generated from our Glu Publishing initiative.

In addition, our revenues will continue to depend significantly on growth in the mobile games market and our ability to successfully compete against a continually increasing number of developers and the overall strength of the economy, particularly in the United States. Our revenues also depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business. For example, Apple has during the last several years made changes to its app store developer agreement relating to privacy and our ability to include certain types of third-party advertising in our games. Some of these changes have in the past, and may in the future, negatively impact our smartphone revenues.

Our net loss in 2013 was $19.9 million versus a net loss of $20.5 million in 2012. This decrease in our net loss was primarily due to a decrease in our operating expenses of $5.5 million, an increase in income tax benefit of $849,000, and an increase in interest and other income of $357,000. The decrease in operating expenses was primarily driven by a decrease of $7.4 million in research and development expenses and a decrease of $3.6 million in our goodwill impairment charge, which was partially offset by a $5.2 million increase in sales and marketing expenses and an $806,000 increase in our general and administrative expenses. These favorable factors that contributed to a decrease in our net loss were partially offset by an increase of $3.6 million in cost of sales along with a $2.6 million decrease in revenues. See “—Results of Operations—Comparison of the Years Ended December 31, 2013 and 2012” below for further details. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2012 and 2013.

Our ability to attain and sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We increased our spending on sales and marketing initiatives in 2013 compared to 2012 in connection with the launch and promotion of our games, and we anticipate that our sales and marketing expenditures will continue to increase in absolute dollars during 2014, particularly since advertising costs in our industry have generally been rising. We expect that the restructuring measures we implemented in the fourth quarter of 2012 and first and second quarters of 2013, which primarily consisted of headcount reductions and facility streamlining in our San Francisco headquarters and our Washington studio and the winding down of our studio in Brazil, will continue to enable us to hire additional games-as-a-service personnel with monetization expertise without substantially increasing our overall research and development expenses.

Cash and cash equivalents at December 31, 2013 totaled $28.5 million, an increase of $6.2 million from the $22.3 million balance at December 31, 2012. This increase was primarily due to the $20.6 million of aggregate proceeds we received from our September 2013 public offering of common stock, warrant exercises, option exercises, and purchases under our employee stock purchase program that occurred in 2013. These inflows were partially offset by $9.6 million of cash used in operations and $4.9 million of cash used in investing activities. The cash used in investing activities primarily related to the relocation of our San Francisco headquarters and our Washington development studio and the subsequent renovations of these new office locations.

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

DAU is the number of individuals who played a particular smartphone game on a particular day. An individual who plays two different games on the same day is counted as two active users for that day when we aggregate DAU across games. In addition, an individual who plays the same game on two different devices during the same day (e.g., an iPhone and an iPad) is also counted as two active users for each such day when we average or aggregate DAU over time. Average DAU for a particular period is the average of the DAUs for each day during that period. We use DAU as a measure of player engagement with the titles that our players have downloaded.

MAU is the number of individuals who played a particular smartphone game in the month for which we are calculating the metric. An individual who plays two different games in the same month is counted as two active users for that month when we aggregate MAU across games. In addition, an individual who plays the same game on two different devices during the same month (e.g., an iPhone and an iPad) is also counted as two active users for each such month when we average or aggregate MAU over time. Average MAU for a particular period is the average of the MAUs for each month during that period. We use the ratio between DAU and MAU as a measure of player retention.

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

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended December 31, 2013 is aggregate daily DAU for the month of December 2013 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	For the Three Months Ended
	2013				2012
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,894	2,895	4,273	6,415	3,218	3,412	3,835	3,535
Aggregate MAU	40,056	29,359	45,229	56,297	29,814	29,034	37,675	34,795
Aggregate ARPDAU	$0.06	$0.08	$0.05	$0.06	$0.07	$0.08	$0.06	$0.07

Each of our aggregate DAU and MAU have generally increased sequentially from quarter to quarter because we have released more free-to-play games and expanded our portfolio of titles, except during the periods between the fourth quarter of 2012 and the second quarter of 2013, in which we released fewer titles.

The increase in aggregate DAU and MAU for the three months ended December 31, 2013 as compared to the prior quarter and same period of the prior year was primarily the result of increased downloads related to the launch of Deer Hunter 2014 on September 17, 2013, our most successful title launch to date.

Our aggregate ARPDAU has fluctuated slightly quarter to quarter, as well as from December 31, 2012 to December 31, 2013, primarily based on the ARPDAU performance of new titles released during each quarter. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

Significant Transactions

September 2013 Public Offering

In September 2013, we sold in an underwritten public offering an aggregate of 7,245,000 shares of our common stock at a public offering price of $2.10 per share for net cash proceeds of approximately $14.0 million after deducting underwriting discounts and other offering expenses.

Acquisition of GameSpy

On August 2, 2012, we completed the acquisition of GameSpy Industries, Inc., or GameSpy, from IGN Entertainment, Inc. by issuing to IGN 600,000 shares of our common stock, of which 90,000 shares continue to be held in escrow as security pending resolution of an indemnification claim made by us under the merger agreement.

Purchase of the Deer Hunter Brand Assets

On April 1, 2012, we acquired from Atari, Inc. its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5.0 million in cash.

Acquisition of Griptonite

On August 1, 2011, we completed the acquisition of Griptonite, Inc., or Griptonite, from Foundation 9 Entertainment, Inc., or Foundation 9, by issuing 6,106,015 shares of our common stock to Foundation 9. In addition, we may be required to issue up to an additional 5,301,919 shares or in specified circumstances pay additional cash to satisfy indemnification obligations in the case of, among other things, breaches of our representations, warranties and covenants in the merger agreement.

Acquisition of Blammo

On August 1, 2011, we completed the acquisition of Blammo Games Inc., or Blammo, by entering into a Share Purchase Agreement among Glu, Blammo and the owners of Blammo’s outstanding share capital (the “Sellers”). Under the Share Purchase Agreement we purchased all of the Blammo share capital, and we (1) issued to the Sellers an aggregate 1,000,000 shares of our common stock and (2) agreed to issue to the Sellers up to an aggregate of an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain baseline and upside Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the years ending March 31, 2013 (up to 909,091 Additional Shares), March 31, 2014 (up to 1,250,000 Additional Shares) and March 31, 2015 (up to 1,153,846 Additional Shares). On May 16, 2013, we issued 742,036 shares to the former Blammo shareholders based on the amount of Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013.

January 2011 Public Offering

In January 2011, we completed a public offering in which we sold an aggregate of 8,414,635 shares of our common stock at a price to the public of $2.05 per share for net proceeds of approximately $15.7 million after deducting underwriting discounts and commissions and offering expenses.

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

We sell both consumable and durable virtual goods, and we receive reports from Digital Storefronts which breakdown the various purchases made in our games for a given time period. We review these reports and determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. Our revenues from consumable virtual goods have been immaterial since we launched our first free-to-play title in the fourth quarter of 2010. We recognize revenue from the sale of virtual currency and other virtual items ratably over the estimated average playing period of paying users, which has generally been three months. If a new game is launched and only a limited period of paying player data is available, then we also consider other qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. Where we do not have the ability to differentiate revenues from durable and consumable virtual goods, all revenues are deferred ratably over the average playing period of paying users.

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

We also have relationships with certain advertising service providers for advertisements within our smartphone games and revenue from these advertising providers is generated through impressions, click-throughs, banner ads and offers. Revenue is recognized as advertisements are delivered and reported to us, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. The fee received for certain offer advertisements that result in the user receiving virtual currency for redemption within a game are deferred and recognized over the average playing period of paying users.

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

Other Estimates and Judgments

We estimate revenues from carriers and digital storefronts in the current period when reasonable estimates of these amounts can be made. Certain carriers and digital storefronts provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow us to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates. When we receive the final reports, to the extent not received within a reasonable time frame following the end of each month, we record any differences between estimated revenues and actual revenues in the reporting period. Historically, the revenues on the final revenue report have not differed significantly from the reported revenues for the period.

Principal Agent Considerations

In accordance with the Accounting Standards Codification (ASC) 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate our carrier and digital storefront agreements in order to determine whether or not we are acting as the principal or as an agent when selling our games, which we consider in determining if revenue should be reported gross or net. We primarily use digital storefronts for distributing our smartphone games, whereas carriers are used for distribution of our feature phone games. Key indicators that we evaluate in order to reach this determination include:

•	the terms and conditions of our contracts with the carriers, and the digital storefronts;

•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;

•	whether we are paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game;

•	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and

•	the party responsible for the fulfillment of the game and that determines the specifications of the game.

Based on the evaluation of the above indicators, we have determined that we are generally acting as a principal and are the primary obligor to end-users for smartphone games distributed through digital storefronts, and we therefore recognize revenue related to these arrangements on a gross basis. For feature phone games, we concluded that the carriers are the primary obligor and therefore we recognize revenue for the amounts due from the carriers on a net basis.

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

The first two are levels in the hierarchy are considered observable inputs and the last is considered unobservable. Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2013 and December 31, 2012, we had $28.5 million and $22.3 million in cash and cash equivalents. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Level 3 liabilities consist of acquisition-related acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. On May 16, 2013, we issued 742,036 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. The former Blammo shareholders have the opportunity to earn additional shares of our common stock based on future Net Revenues generated by Blammo during the fiscal years ending March 31, 2014 and March 31, 2015. See Note 3 of the Notes to Consolidated Financial Statements for further details regarding the Blammo acquisition. The expected number of shares to be issued in each year depends on the probability of Blammo achieving the Net Revenue targets set forth in the acquisition agreement, and we used a risk-neutral framework to estimate the probability of achieving these revenue targets for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the year ended December 31, 2013 included a discount rate of 35.0%, volatility of 35.0%, risk-free rates of between 0.07% and 0.19% and probability-adjusted revenue levels. Key assumptions for the year ended December 31, 2012 included a discount rate of 35.0%, volatility of 38.0%, risk-free rates of between 0.05% and 0.28% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. The fair value of these contingent liabilities recorded on our consolidated balance sheet as of December 31, 2013 and December 31, 2012 was $427,000 and $2.5 million, respectively.

Business Combinations — Purchase Accounting

We apply ASC 805, Business Combinations (“ASC 805”), which is the accounting guidance related to business combinations. The standard requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

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

We have three reporting units comprised of the (1) Americas, (2) EMEA and (3) APAC regions. As of December 31, 2013, we only had goodwill attributable to the APAC and Americas reporting units. The cash flows of these reporting units reflect the income and expenses of assets directly employed by, and liabilities related to, the operations of the reporting unit, including revenue related to local contractual relationships, but exclude revenues related to global contractual relationships such as Digital Storefronts which are owned by the U.S. and allocated directly to the Americas reporting unit. In performing our annual goodwill impairment assessment for 2013, we performed a Step 0 qualitative assessment for our Americas, EMEA, and APAC reporting units. Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than their carrying amounts, and, as a result, did not proceed to further impairment testing. Accordingly, we did not recognize an impairment of goodwill during 2013. In 2012, we concluded that a portion of the goodwill attributed to the APAC reporting unit was impaired and recorded a $3.6 million impairment charge. In 2011, we did not record any goodwill impairment charges as the fair values of the reporting units exceeded their respective carrying values.

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

We also grant restricted stock units, or RSUs, to our employees under our equity incentive plans. The cost of RSUs is determined using the fair value of our common stock based on the quoted closing price of our common stock on the date of grant. RSUs typically vest and are settled over approximately a four-year period with 25% of the shares vesting on or around the one-year anniversary of the grant date and the remaining shares vesting quarterly thereafter. Compensation cost is amortized on a straight-line basis over the requisite service period.

In 2013, 2012, and 2011, we recorded total employee non-cash stock-based compensation expense of $4.3 million, $5.8 million and $3.1 million, respectively. The 2013 and 2012 compensation expense includes contingent consideration potentially issuable to Blammo employees, which is recorded as research and development expense over the term of the earn-out periods, as these employees are primarily employed in product development. We re-measure the fair value of the contingent consideration each reporting period and only record a compensation expense for the portion of the earn-out target which is likely to be achieved. The total fair value of this liability has been estimated at $368,000 and $2.2 million as of December 31, 2013 and 2012, respectively, of which $171,000, $1.5 million, and $551,000 of stock-based compensation expense has been recorded during the years ended December 31, 2013, 2012, and 2011, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, ASC 718 requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2013 and 2012, our valuation allowance on our net deferred tax assets was $73.8 million and $63.7 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

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

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

	Year Ended December 31,
	2013	2012
	(In thousands)
Feature phone	$5,319	13,135
Smartphone	100,294	95,048

Revenues	$105,613	$108,183

Our revenues decreased $2.6 million, or 2.4%, from $108.2 million in 2012 to $105.6 million in 2013. This decrease was due to a $7.8 million decrease in our feature phone revenues, which was partially offset by a $5.2 million increase in our smartphone revenues. See “—Overview—Financial Results and Trends” above for further details regarding the decline in our revenues. Our smartphone revenues do not include approximately $18.2 million of revenues as of December 31, 2013 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United States) increased by $6.5 million, from $50.4 million in 2012 to $56.9 million in 2013. This was primarily related to a $5.7 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts and OEM relationships. This increase in our international revenues was partially offset by a $9.1 million decrease in our United States revenues, primarily related to declining feature phone and incented offer revenues.

Smartphone Revenues

	Year Ended December 31,
	2013	2012
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$79,169	$67,323
Advertisements	6,638	8,674
Offers	8,336	12,054
Other	6,151	6,997

Smartphone Revenues	$100,294	$95,048

Our smartphone revenues increased $5.3 million, or 5.5%, from $95.0 million in 2012 to $100.3 million in 2013, which was primarily related to an $11.8 million increase in micro-transactions (in-app purchases). This increase was partially offset by a $3.7 million decrease in our revenues from offers which have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform, and a $2.0 million decrease in advertisements due to a reduction in our direct advertisement campaigns at the end of the fourth quarter of 2012. We generate smartphone revenues from micro-transactions, advertisements and offers, and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our smartphone revenues derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has been less than 1%; however, in the initial period following the launch of a game, the percentage may be higher, and the percentage of unique paying users is generally lower for our less successful titles.

Cost of Revenues

	Year Ended December 31,
	2013	2012
	(In thousands)
Cost of revenues:
Platform commissions, royalties and other	$32,371	$29,630
Impairment of prepaid royalties and guarantees	435	—
Amortization of intangible assets	4,238	3,783

Total cost of revenues	$37,044	$33,413

Revenues	$105,613	$108,183

Gross margin	64.9%	69.1%

Our cost of revenues increased $3.6 million, or 10.9%, from $33.4 million in 2012 to $37.0 million in 2013. This increase was primarily due to a $4.0 million increase in platform commission expense due to a higher volume of revenue transactions through the digital storefronts, a $1.4 million increase in hosting fees to support our free-to-play titles, and a $455,000 increase in amortization of intangible assets primarily related to 12 months of amortization for acquired intangible assets from Atari and GameSpy. In addition, we recorded a prepaid royalty impairment charge of $435,000 for two of our third-party publishing titles, and a non-cash expense of $427,000 for the vested portion of the warrant issued to MGM Interactive Inc. during the third quarter of 2013. These increases were partially offset by a $3.1 million decrease in royalties associated with a decline in royalty-burdened revenues. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 83.5% in 2012 to 93.3% in 2013, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 34.9% in 2012 to 44.8% in 2013, due to renewing a number of our existing licenses at higher royalty rates and higher royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 5.8% in 2012 to 3.4% in 2013.

Research and Development Expenses

	Year Ended December 31,
	2013	2012
	(In thousands)
Research and development expenses	$46,877	$54,275
Percentage of revenues	44.4%	50.2%

Our research and development expenses decreased $7.4 million, or 13.6%, from $54.3 million in 2012 to $46.9 million in 2013. The decrease in research and development costs was primarily due to a $4.8 million decrease in salaries, benefits and variable compensation resulting from the restructurings we implemented in the fourth quarter of 2012 and first half of 2013 in our Brazil, San Francisco, China, Washington and EMEA offices, as our research and development headcount decreased from 433 employees at the end of 2012 to 418 employees at the end of 2013. The decrease in research and development costs was also due to a $1.5 million decrease in stock-based compensation expense primarily related to vesting and fair value changes of the contingent consideration issued to employees who are former Blammo shareholders, a $875,000 decrease in outside services due to lower external developer costs incurred in 2013, and a $633,000 decrease in temporary and consulting fees associated with outsourced quality assurance personnel. As a percentage of revenues, research and development expenses decreased from 50.2% in 2012 to 44.4% in 2013. Research and development expenses included $1.9 million of stock-based compensation expense in 2013 and $3.5 million in 2012. We anticipate that our research and development expenses will increase in absolute dollars during 2014 as we intend to continue hiring additional games-as-a-service personnel with monetization expertise. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo employee shareholders, as the fair value of the contingent consideration will be measured during each quarter until the end of the earn-out period in March 2015.

Sales and Marketing Expenses

	Year Ended December 31,
	2013	2012
	(In thousands)
Sales and marketing expenses	$26,120	$20,893
Percentage of revenues	24.7%	19.3%

Our sales and marketing expenses increased $5.2 million, or 25.0%, from $20.9 million in 2012 to $26.1 million in 2013. The increase was primarily due to a $5.0 million increase in marketing promotions associated with our free-to-play games and an increase of $428,000 in allocated facility and overhead costs. Our sales and marketing headcount increased from 38 at the end of 2012 to 42 at the end of 2013. As a percentage of revenues, sales and marketing expenses increased from 19.3% in 2012 to 24.7% in 2013. Sales and marketing expenses included $303,000 of stock-based compensation expense in 2013 and $386,000 in 2012. We expect our sales and marketing expenditures to continue to increase in 2014 in absolute dollars in connection with the sales and marketing initiatives we intend to undertake related to the new free-to-play games that we expect to release during 2014, including games we are publishing as part of our Glu Publishing initiative.

General and Administrative Expenses

	Year Ended December 31,
	2013	2012
	(In thousands)
General and administrative expenses	$15,550	$14,744
Percentage of revenues	14.7%	13.6%

Our general and administrative expenses increased $806,000, or 5.5%, from $14.7 million in 2012 to $15.6 million in 2013. The increase in general and administrative expenses was primarily due to a $681,000 increase in professional services fees associated with external legal, accounting and recruiting services, and a $379,000 increase in consulting fees associated with additional finance and human resource consultants. These increases in general and administrative expenses were partially offset by a $503,000 decrease in sales and use taxes due to a one time VAT charge in the second quarter of 2012, and a $160,000 decrease in the fair market value of contingent consideration issued to Blammo non-employee shareholders. As a percentage of revenues, general and administrative expenses increased from 13.6% in 2012 to 14.7% in 2013. General and administrative expenses included $2.0 million of stock-based compensation expense in 2013 and $1.9 million in 2012. Salaries and benefits expenses remained relatively flat, as we increased our general and administrative headcount from 66 employees at the end of 2012 to 67 employees at the end of 2013. We anticipate that our general and administrative expenses will increase in absolute dollars in 2014. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our restructuring charge remained consistent at $1.4 million in 2013 and 2012. Our restructuring charges in 2013 were comprised of employee termination costs in our Brazil, San Francisco, China and EMEA offices, and facility-related costs related to streamlining of our facility in Washington and additional costs associated with vacating our Brazil office. In addition, we recorded a non-cash adjustment of $238,000 in respect of the write-off of cumulative translation adjustment upon the substantial liquidation of our Brazilian entity, which is recognized as “Restructuring charge” on our consolidated statement of operations for 2013.

Our amortization of intangible assets decreased from $2.0 million in 2012 to $1.3 million in 2013, and was due to the non-compete agreements associated with our acquisition of Griptonite in August 2011 being fully amortized in July 2013.

Our goodwill impairment charge decreased from $3.6 million in 2012 to zero in 2013 because we did not record an impairment of goodwill in 2013.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, increased from net expense of $347,000 in 2012 to net income of $10,000 in 2013. This increase was primarily due to foreign currency gains related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax benefit increased from $2.0 million in 2012 to $2.8 million in 2013. These benefits were primarily due to the release of uncertain tax positions in certain foreign jurisdictions due to the expiration of the statute of limitations, release of valuation allowances, changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At December 31, 2013, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1.3 million within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

	Year Ended December 31,
	2012	2011
	(In thousands)
Feature phone	$13,135	$31,091
Smartphone	95,048	42,934

Revenues	$108,183	$74,025

Our revenues increased $34.2 million, or 46.1%, from $74.0 million in 2011 to $108.2 million in 2012, due to a $52.1 million increase in smartphone revenues resulting from increased sales growth on Apple’s iOS-based devices and Android-based devices related primarily to micro-transactions, offers and advertisements. This was partially offset by an $18.0 million decline in feature phone revenues primarily due to the continued migration of users from feature phones to smartphones and our shift in our product development focus towards developing new titles for smartphone devices. Our smartphone revenues do not include approximately $11.7 million of revenues as of December 31, 2012 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues increased by $13.1 million, from $37.3 million in 2011 to $50.4 million in 2012. This was primarily related to a $12.8 million increase in our APAC revenues, primarily related to increased revenues from Korea, China and Australia resulting from additional revenues attributable to smartphone storefronts and OEM relationships.

Smartphone Revenues

	Year Ended December 31,
	2012	2011
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$67,323	$23,193
Advertisements	8,674	2,377
Offers	12,054	8,909
Other	6,997	8,455

Smartphone Revenues	$95,048	$42,934

Our smartphone revenues increased $52.1 million, or 121.4%, from $42.9 million in 2011 to $95.0 million in 2012, which was primarily related to a $44.1 million increase in micro-transactions, a $6.3 million increase in advertisements and a $3.1 million increase in offer revenues resulting from our launching 21 titles in 2012 compared to 19 titles in 2011 and our higher monetization of our users in 2012. However, our revenues from offers were negatively impacted in the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform.

Cost of Revenues

	Year Ended December 31,
	2012	2011
	(In thousands)
Cost of revenues:
Royalties	$29,630	$20,229
Impairment of prepaid royalties and guarantees	—	531
Amortization of intangible assets	3,783	5,447

Total cost of revenues	$33,413	$26,207

Revenues	$108,183	$74,025

Gross margin	69.1%	64.6%

Our cost of revenues increased $7.2 million, or 27.5%, from $26.2 million in 2011 to $33.4 million in 2012. This increase was primarily related to a $12.9 million increase in platform commission expense associated with a higher volume of revenue transactions through our digital storefronts and a $775,000 increase in hosting fees to support our free-to-play titles. These increases in cost of revenues were partially offset by a $4.8 million decrease in royalties associated with a decline in royalty-burdened revenue and a $1.7 million decrease in amortization of intangible assets. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 53.1% in 2011 to 83.5% in 2012, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 30.1% in 2011 to 34.9% in 2012. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 14.8% in 2011 to 5.8% in 2012.

Research and Development Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
Research and development expenses	$54,275	$39,073
Percentage of revenues	50.2%	52.8%

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

Sales and Marketing Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
Sales and marketing expenses	$20,893	$14,607
Percentage of revenues	19.3%	19.7%

Our sales and marketing expenses increased $6.3 million, or 43.0%, from $14.6 million in 2011 to $20.9 million in 2012. The increase was primarily due to a $6.6 million increase in marketing promotions associated with our free-to-play games. Salaries, benefits and variable compensation costs remained relatively flat despite increasing our sales and marketing headcount from 33 in 2011 to 38 in 2012, as higher aggregate salary costs were partially offset by lower variable compensation. The increase in expenditures for variable marketing was partially offset by a $353,000 decrease in professional and consulting fees for third party marketing firms utilized in Latin America and Asia. As a percentage of revenues, sales and marketing expenses decreased from 19.7% in 2011 to 19.3% in 2012. Sales and marketing expenses included $386,000 of stock-based compensation expense in 2012 and $351,000 in 2011.

General and Administrative Expenses

	Year Ended December 31,
	2012	2011
	(In thousands)
General and administrative expenses	$14,744	$14,002
Percentage of revenues	13.6%	18.9%

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

Other Operating Expenses

Our restructuring charge increased from $545,000 in 2011 to $1.4 million in 2012. Our restructuring charges for 2012 were comprised of employee termination costs in our San Francisco, California, Washington, Sao Paolo, Brazil, China and Spain offices.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$2,722	$2,014	$2,708
Cash flows used in operating activities	(9,578)	(6,749)	(6,727)
Cash flows (used in)/provided by investing activities	(4,905)	(6,101)	7,634
Cash flows provided by financing activities	20,587	3,205	18,379

Since our inception, we have incurred recurring losses and we had an accumulated deficit of $252.2 million as of December 31, 2013.

Operating Activities

In 2013, net cash used in operating activities was $9.6 million, compared to net cash used in operating activities of $6.7 million in 2012. This increase in cash utilized in our business was primarily due to a net loss of $19.9 million, an increase in accounts receivable of $6.5 million, an increase in prepaid expenses and other current assets of $2.7 million, a decrease in non-current liabilities of $3.1 million and a decrease in accrued royalties of $1.5 million. These amounts were partially offset by an increase in deferred revenues of $6.5 million, an increase in accounts payable of $3.3 million, an increase in accrued compensation of $910,000, and adjustments for non-cash items, including amortization expense of $5.6 million, stock-based compensation expense of $4.3 million, depreciation expense of $2.7 million, an impairment of prepaid royalties and guarantees of $435,000 and a non-cash warrant expense of $427,000.

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

In 2013, we used $4.9 million of cash for investing activities resulting primarily from deposits of $1.7 million under our letters of credit associated with the sublease for our new San Francisco headquarters lease and our new office for our Bellevue, Washington studio, $2.7 million of property and equipment purchases, $253,000 of intangible asset purchases and $200,000 of other investments.

In 2012, we used $6.1 million of cash in investing activities related primarily to $5.0 million used to purchase the Deer Hunter trademark and brand assets during the second quarter of 2012 and $2.0 million of payments for leasehold improvements, computer, server and networking equipment and software to support our free-to-play games. These cash outflows were partially offset by $913,000 in cash acquired in connection with our acquisition of GameSpy in the third quarter of 2012.

In 2011, cash from investing activities was $7.6 million, which primarily consisted of $10.3 million in cash acquired in connection with our acquisition of Griptonite. This was partially offset by $2.7 million used in the purchase of property, plant and equipment, mainly relating to the purchases of computer, server and networking equipment to support our free-to-play games, purchases of software and the additions of leasehold improvements

Financing Activities

In 2013, net cash provided by financing activities was $20.6 million due to $14.0 million in net proceeds received from our underwritten public offering of common stock in September 2013, and $6.6 million of proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

In 2012, net cash provided by financing activities was $3.2 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

In 2011, net cash provided by financing activities was $18.4 million due primarily to $15.7 million of net proceeds received from our underwritten public offering of common stock in January 2011 and $5.7 million of proceeds received from option and warrant exercises and purchases under our employee stock purchase plan. These inflows were partially offset by $2.3 million that we repaid under our credit facility and a payment of $698,000 relating to taxes that had been withheld on the December 31, 2010 promissory note payment made to the former MIG shareholders.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $28.5 million as of December 31, 2013. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $6.4 million as of December 31, 2013, most of which are held by our United Kingdom subsidiary. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations. We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay upfront license fees or minimum guarantees related to our Glu Publishing business, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all, particularly given current capital market and overall economic conditions.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	2014	2015-2017	2018-2019	Thereafter
	(In thousands)
Operating lease obligations	$15,939	$3,915	$10,122	$1,475	$427
Guaranteed royalties(1)	698	698	—	—	—
Developer commitments(2)	353	353	—	—	—
Uncertain tax position obligations, including interest and penalties(3)	1,427	537	—	—	890
Blammo earn-out (4)	436	329	107	—	—

Total contractual obligations	$18,853	$5,832	$10,229	$1,475	$1,317

(1)	We have entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, we are required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of December 31, 2013 were $698,000, which are due within the next 12 months.
(2)	We from time to time enter into contracts with various external software developers to design and develop games. We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of December 31, 2013 were $353,000, which are due within the next twelve months.
(3)	As of December 31, 2013, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” and “accounts payable” on our consolidated balance sheets. As of December 31, 2013, the settlement of $890,000 of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.
(4)	As of December 31, 2013, the contingent consideration issued to the former Blammo shareholders had a fair value of $436,000. The fair value is based on the present value of probability-adjusted revenues related to the Blammo earnout for the years ending March 31, 2014 and 2015.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that are not already disclosed in this report.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset these higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. During the year ended December 31, 2013, we adopted this guidance and reclassified the accumulated translation adjustment related to its Brazilian subsidiary out of accumulated other comprehensive income to restructuring charge in our consolidated statement of operations upon the substantially complete liquidation of the entity.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance will not have a material impact on our consolidated financial statements once adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2013, we had no short-term investments and substantially all $28.5 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2013 and December 31, 2012, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, Russia, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them. At December 31, 2013, Apple accounted for 46.3%, and Google and Jirbo (dba AdColony) each accounted for 11.1% of total accounts receivable. At December 31, 2012, Apple accounted for 44.3%, Kontagent, Inc. (successor-in-interest to Medium Entertainment, dba PlayHaven, with which Kontagent merged in December 2013) accounted for 13.2% and Google accounted for 10.8% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 90 countries in more than 20 different currencies, and in 2012 and 2013, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Item 8. Financial Statements and Supplementary Data

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glu Mobile Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 14, 2014

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$28,496	$22,325
Accounts receivable, net	18,305	11,881
Prepaid expenses and other	7,663	5,167

Total current assets	54,464	39,373
Property and equipment, net	5,096	5,026
Restricted Cash	1,730	—
Other long-term assets	637	227
Intangible assets, net	5,599	10,889
Goodwill	19,485	19,440

Total assets	$87,011	$74,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,657	$7,269
Accrued liabilities	1,971	2,128
Accrued compensation	5,378	5,989
Accrued royalties	1,727	2,781
Deferred revenues	18,224	11,711

Total current liabilities	37,957	29,878
Other long-term liabilities	2,357	6,190

Total liabilities	40,314	36,068

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2013 and 2012; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value: 250,000 authorized at December 31, 2013 and 2012; 78,464 and 66,022 shares issued and outstanding at December 31, 2013 and 2012	8	6
Additional paid-in capital	298,593	271,016
Accumulated other comprehensive income	307	167
Accumulated deficit	(252,211)	(232,302)

Total stockholders’ equity	46,697	38,887

Total liabilities and stockholders’ equity	$87,011	$74,955

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$105,613	$108,183	$74,025
Cost of revenues:
Platform commissions, royalties and other	32,371	29,630	20,229
Impairment of prepaid royalties and guarantees	435	—	531
Amortization of intangible assets	4,238	3,783	5,447

Total cost of revenues	37,044	33,413	26,207

Gross profit	68,569	74,770	47,818

Operating expenses:
Research and development	46,877	54,275	39,073
Sales and marketing	26,120	20,893	14,607
General and administrative	15,550	14,744	14,002
Amortization of intangible assets	1,336	1,980	825
Restructuring charge	1,448	1,371	545
Impairment of goodwill	—	3,613	—

Total operating expenses	91,331	96,876	69,052

Loss from operations	(22,762)	(22,106)	(21,234)
Interest and other income/(expense), net:
Interest income/(expense)	16	21	(29)
Other income/(expense), net	(6)	(368)	776

Interest and other income/(expense), net	10	(347)	747

Loss before income taxes	(22,752)	(22,453)	(20,487)
Income tax benefit/(provision)	2,843	1,994	(614)

Net loss	$(19,909)	$(20,459)	$(21,101)

Net loss per share — basic and diluted	$(0.28)	$(0.32)	$(0.37)
Weighted average common shares outstanding — basic and diluted	71,453	64,318	57,518

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net Loss	$(19,909)	$(20,459)	$(21,101)

Other comprehensive income/(loss):
Foreign currency translation adjustments	378	(99)	(893)
Reclassification to net loss (1)	(238)	—	—

Other comprehensive income/(loss)	140	(99)	(893)

Comprehensive loss	$(19,769)	$(20,558)	$(21,994)

(1)	The reclassification to net loss relates to the write-off of cumulative translation adjustment upon substantial liquidation of the Company’s Brazilian entity and is recognized in Restructuring charge in the Company’s consolidated statement of operations for the year ended December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other		Total
			Additional	Comprehensive		Stockholders’
	Common Stock		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Capital	(loss)	Deficit	Deficit
	(In thousands, except per share data)
Balances at December 31, 2010	44,585	$4	$203,464	$1,159	$(190,742)	$13,885
Net loss	—	—	—	—	(21,101)	(21,101)
Stock-based compensation expense	—	—	2,559	—	—	2,559
Issuance of other common stock	51	—	200	—	—	200
Issuance of common stock upon exercise of stock options	859	—	1,633	—	—	1,633
Issuance of common stock upon exercise of warrants	2,475	—	3,711	—	—	3,711
Issuance of common stock as consideration for acquisitions	7,106	1	33,157	—	—	33,158
Issuance of common stock upon Secondary Offering, net of issuance costs	8,415	1	15,660	—	—	15,661
Issuance of common stock pursuant to Employee Stock Purchase Plan	258	—	360	—	—	360
Other comprehensive income/(loss)	—	—	—	(893)	—	(893)

Balances at December 31, 2011	63,749	$6	$260,744	$266	$(211,843)	$49,173

Net loss	—	—	—	—	(20,459)	(20,459)
Stock-based compensation expense	—	—	4,271	—	—	4,271
Issuance of common stock upon exercise of stock options	806	—	1,357	—	—	1,357
Issuance of common stock upon exercise of warrants	413	—	619	—	—	619
Issuance of common stock as consideration for acquisition	600	—	2,796	—	—	2,796
Issuance of common stock pursuant to Employee Stock Purchase Plan	454	—	1,229	—	—	1,229
Other comprehensive income/(loss)	—	—	—	(99)	—	(99)

Balances at December 31, 2012	66,022	$6	$271,016	$167	$(232,302)	$38,887

Net loss	—	—	—	—	(19,909)	(19,909)
Stock-based compensation expense	—	—	4,113	—	—	4,113
Issuance of common stock upon exercise of stock options	958	—	1,295	—	—	1,295
Issuance of common stock upon exercise of warrants	2,886	1	4,328	—	—	4,329
Issuance of common stock as consideration for property and equipment	89	—	189	—	—	189
Issuance of common stock pursuant to Employee Stock Purchase Plan	522	—	978	—	—	978
Issuance of common stock as contingent consideration earned	742	—	2,263	—	—	2,263
Issuance of common stock upon Public Offering, net of issuance costs	7,245	1	13,984	—	—	13,985
Non-cash warrant expense	—	—	427	—	—	427
Other comprehensive income/(loss)	—	—	—	140	—	140

Balances at December 31, 2013	78,464	$8	$298,593	$307	$(252,211)	$46,697

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(19,909)	$(20,459)	$(21,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,707	2,368	1,846
Amortization of intangible assets	5,574	5,763	6,272
Stock-based compensation	4,285	5,822	3,110
Change in fair value of Blammo earnout	7	167	(61)
Non-cash warrant expense	427	—	—
Interest expense on debt	—	—	4
Amortization of loan agreement costs	—	—	70
Non-cash foreign currency remeasurement (gain)/loss	23	365	(789)
Impairment of goodwill	—	3,613	—
Impairment of prepaid royalties and guarantees	435	—	531
Non-cash restructuring charges	244	—	—
Changes in allowance for doubtful accounts	27	281	296
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,540)	2,430	(64)
Prepaid expenses and other assets	(2,726)	(359)	1,626
Accounts payable	3,347	(586)	602
Other accrued liabilities	(157)	(459)	(177)
Accrued compensation	910	(1,300)	978
Accrued royalties	(1,495)	(1,133)	(3,402)
Deferred revenues	6,499	680	8,103
Accrued restructuring	(161)	(883)	(1,575)
Other long-term liabilities	(3,075)	(3,059)	(2,996)

Net cash used in operating activities	(9,578)	(6,749)	(6,727)

Cash flows from investing activities:
Purchase of property and equipment	(2,722)	(2,014)	(2,708)
Restricted Cash	(1,730)	—	—
Other investing activities	(200)	—	—
Purchase of intangible assets	(253)	(5,000)	—
Net cash received from acquisitions	—	913	10,342

Net cash (used in)/provided by investing activities	(4,905)	(6,101)	7,634

Cash flows from financing activities:
Payments on line of credit	—	—	(2,288)
MIG loan payments	—	—	(698)
Proceeds from public offering, net	13,985	—	15,661
Proceeds from exercise of stock options and ESPP	2,273	2,586	1,993
Proceeds from exercise of stock warrants and issuance of common stock	4,329	619	3,711

Net cash provided by financing activities	20,587	3,205	18,379

Effect of exchange rate changes on cash	67	(242)	63

Net increase/(decrease) in cash and cash equivalents	6,171	(9,887)	19,349
Cash and cash equivalents at beginning of period	22,325	32,212	12,863

Cash and cash equivalents at end of period	$28,496	$22,325	$32,212

Supplemental disclosures of cash flow information
Common stock issued for acquisitions	$—	2,796	33,158
Common stock issued for property and equipment	$189	—	—
Common stock issued as contingent consideration earned	$2,263	—	—
Income taxes paid	$269	394	1,453

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops and publishes a portfolio of action/adventure and casual games designed to appeal to a broad cross section of the users of smartphones and tablet devices who download and make purchases within its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others (“Digital Storefronts”). The Company creates games based on its own original intellectual property, as well as third-party licensed brands.

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $252,211 as of December 31, 2013. For the year ended December 31, 2013, the Company incurred a net loss of $19,909. The Company may incur additional losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives that we use for revenue recognition, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, income taxes, fair value of stock awards issued and contingent consideration issued to Blammo shareholders, fair value of warrants issued, accounting for business combinations, and evaluating goodwill and long-lived assets for impairment. Actual results may differ from these estimates and these differences may be material.

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

The Company sells both consumable and durable virtual goods and receives reports from the Digital Storefronts, which breakdown the various purchases made from their games over a given time period. The Company reviews these reports to determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. The Company’s revenues from consumable virtual goods have been immaterial over the previous three years and are one-time actions that can be purchased directly by the player through the Digital Storefront. The Company recognizes the revenues from these items immediately, since it believes that the delivery obligation has been met and there are no further implicit or explicit performance obligations related to the purchase of that consumable virtual good. Revenues from durable virtual goods are generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as weapons, armor or other accessories to enhance their game-playing experience. The durable virtual goods remain in the game for as long as the player continues to play. The Company believes this represents an implied service obligation, and accordingly, recognizes the revenues from the purchase of these durable virtual goods over the estimated average playing period of paying users. Based on the Company’s analysis, the estimated weighted average useful life of a paying user is approximately three months, and this estimate has been consistent since the Company’s initial analysis. If a new game is launched and only a limited period of paying player data is available, then the Company also considers other qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in the Company’s estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads and offers. Revenue is recognized as advertisements are delivered and reported to the Company, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. The fee received for certain offer advertisements that result in the user receiving virtual currency for redemption within a game are deferred and recognized over the average playing period of paying users.

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

Other Estimates and Judgments

The Company estimates revenues from carriers and Digital Storefronts in the current period when reasonable estimates of these amounts can be made. Certain carriers and Digital Storefronts provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. When the Company receives the final reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Historically, the revenues on the final revenue report have not differed significantly from the reported revenues for the period.

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

Deferred Platform Commissions and Royalties

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

Restricted Cash

Restricted cash consists of deposits related to letters of credit to secure obligations under the Company’s operating lease agreements.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2013	2012	2011
Apple	50.1%	41.3%	26.5%
Google	19.2	20.3	—
Tapjoy	—	10.7	11.6

At December 31, 2013, Apple accounted for 46.3%, and Jirbo (dba AdColony) and Google each accounted for 11.1% of total accounts receivable. At December 31, 2012, Apple accounted for 44.3%, Kontagent, Inc. (successor-in-interest to Medium Entertainment, dba PlayHaven, with which Kontagent merged in December 2013) accounted for 13.2% and Google accounted for 10.8% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with ASC 460-10-15, Guarantees (“ASC 460”), the Company recorded a minimum guaranteed liability of $433 and zero as of December 31, 2013 and 2012, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenues of $435, zero, and $531 during the years ended December 31, 2013, 2012, and 2011, respectively.

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

Step — 0 The Company evaluates qualitative factors and overall financial performance to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as “Step 0.” Step 0 involves, among other qualitative factors, weighing the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. After assessing those various factors, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step of the two-step goodwill impairment test.

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

In 2013 and 2011, the Company did not record any goodwill impairment charges as the fair values of the reporting units exceeded their respective carrying values. In 2012, the Company concluded that a portion of the goodwill attributed to the APAC reporting unit was impaired and recorded a $3,613 impairment charge.

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

Software Development Costs

The Company applies the principles of ASC 985-20, Software-Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its games. Under this approach, the Company does not consider a game in development to have passed the technological feasibility milestone until the Company has completed a model of the game that contains essentially all the functionality and features of the final game and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a game for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the uncertainty regarding a game’s revenue-generating potential and its historical practice of canceling games at any stage of the development process.

Internal Use Software

The Company recognizes internal use software development costs in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”). Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company capitalized certain internal use software costs totaling approximately $249, $1,598 and $1,787 during the years ended December 31, 2013, 2012, and 2011, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2013, 2012 and 2011, the amortization of capitalized software costs totaled approximately $1,097, $1,014 and $507, respectively. Capitalized internal use software development costs are included in property and equipment, net.

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

Stock-Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and restricted stock units (“RSUs”). ASC 718 requires companies to estimate the fair value of stock-option awards on the grant date using an option pricing model. The fair value of stock options and stock purchase rights granted pursuant to the Company’s equity incentive plans and 2007 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time. Changes to the assumptions used in the Black-Scholes option valuation calculation and the forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense the Company recognizes. The cost of RSUs is determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the date of grant, and is reduced for estimated forfeitures. The compensation cost for all share-based payment awards is amortized on a straight-line basis over the requisite service period.

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $18,308, $12,124 and $6,114 in the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income/(loss) included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and a reclassification to net loss from the write-off of cumulative translation adjustment.

Foreign Currency Translation

In preparing its consolidated financial statements, the Company translated the financial statements of its foreign subsidiaries from their functional currencies, the local currency, into U.S. Dollars. This process resulted in unrealized exchange gains and losses, which are included as a component of accumulated other comprehensive loss within stockholders’ deficit. However, if the functional currency is deemed to be the U.S. Dollar, any gain or loss associated with the translation of these financial statements would be included within the Company’s consolidated statements of operations.

Cumulative foreign currency translation adjustments include any gain or loss associated with the translation of a subsidiary’s financial statements when the functional currency of a subsidiary is the local currency. If the Company disposes of any of its subsidiaries, any cumulative translation gains or losses would be realized and recorded within the Company’s consolidated statement of operations in the period during which the disposal occurs. If the Company determines that there has been a change in the functional currency of a subsidiary relative to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the Company’s consolidated statement of operations.

Business Combination

The Company applies the accounting standard related to business combinations, ASC 805, Business Combinations (“ASC 805’). The standard requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

The Company accounts for acquisitions of entities or assets that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, the Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. During the year ended December 31, 2013, the Company adopted this guidance and reclassified the accumulated translation adjustment related to its Brazilian subsidiary out of accumulated other comprehensive income to restructuring charge in the Company’s consolidated statement of operations upon the substantially complete liquidation of the entity.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance will not have a material impact on the Company’s consolidated financial statements once adopted.

NOTE 2 — NET LOSS PER SHARE

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions by the Company.

	Year Ended December 31,
	2013	2012	2011
Net loss	$(19,909)	$(20,459)	$(21,101)

Basic and diluted shares:
Weighted average common shares outstanding	71,543	64,932	57,834
Weighted average unvested common shares subject to restrictions	(90)	(614)	(316)

Weighted average shares used to compute basic and diluted net loss per share	71,453	64,318	57,518

Net loss per share — basic and diluted	$(0.28)	$(0.32)	$(0.37)

The following weighted average outstanding options, RSUs, and warrants to purchase common stock and unvested shares of common stock subject to restrictions have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2013	2012	2011
Warrants to purchase common stock	3,310	4,187	5,344
Unvested common shares subject to restrictions	90	614	316
Options to purchase common stock	10,646	10,321	8,112
RSUs	936	—	—

	14,982	15,122	13,772

NOTE 3 — BUSINESS COMBINATIONS

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

Acquisition of Griptonite, Inc.

On August 2, 2011, the Company completed the acquisition of Griptonite, Inc., a Washington corporation (“Griptonite”) and formerly a wholly owned subsidiary of Foundation 9 Entertainment, Inc., a Delaware corporation (“Foundation 9”), pursuant to an Agreement and Plan of Merger, as amended on August 15, 2011 (the “Merger Agreement”), by and among the Company, Granite Acquisition Corp., a Washington corporation and wholly owned subsidiary of the Company (“Sub”), Foundation 9 and Griptonite. Pursuant to the terms of the Merger Agreement, Sub merged with and into Griptonite in a statutory reverse triangular merger (the “Merger”), with Griptonite surviving the Merger as a wholly owned subsidiary of the Company. Griptonite, which is based in Bellevue, Washington, is a developer of games for advanced platforms, including handheld devices. The Company acquired Griptonite to increase its studio development capacity and augment its existing development efforts to accelerate the introduction of new titles on smartphones and tablets.

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

Assumption of Griptonite Lease

In connection with the Merger, the Company assumed lease obligations related to the premises located in Kirkland, Washington (the “Prior Griptonite Lease”). The Griptonite Lease covered approximately 54 rentable square feet and terminated on September 30, 2013. As part of the 2011 purchase accounting adjustments for Griptonite, the Company eliminated the existing deferred rent balance and recorded a fair value adjustment to reflect the current market value of the unfavorable operating lease commitment. The fair value of the unfavorable operating lease obligation was zero and $477, respectively, as of December 31, 2013 and 2012. This lease terminated in September 2013 and the Company entered into a new lease in Bellevue, Washington, which has been included in the future lease obligations disclosed in Note 7.

Acquisition of Blammo Games Inc.

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of freemium games located in Toronto, Canada.

Pursuant to the terms of the Share Purchase Agreement, the Company purchased from the Sellers all of the issued and outstanding share capital of Blammo (the “Share Purchase”), and in exchange for such Blammo share capital, the Company (i) issued to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock (the “Initial Shares”), which resulted in initial consideration of $5,070 using the $5.07 closing price of the Company’s common stock on The NASDAQ Global Market on August 1, 2011, and (ii) agreed to issue to the Sellers, in the aggregate, up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain Net Revenue targets, as more fully described in Note 4. 100 of the Initial Shares that were held in escrow to satisfy potential indemnification claims under the Share Purchase Agreement were released on August 1, 2012.

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

Year Ended December 31,
2011
Total pro forma revenues	$84,704
Pro forma net loss	(21,256)
Pro forma net loss per share — basic and diluted	(0.35)

All of the goodwill related to the GameSpy, Blammo and Griptonite transactions was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

NOTE 4 — FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2013 and December 31, 2012, the Company had $28,496 and $22,325, respectively, in cash and cash equivalents. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

On May 16, 2013, the Company issued 742 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. Since the contingency related to the number of shares earned in connection with the target for the year ended March 31, 2013 was resolved and the number of shares became fixed as of March 31, 2013, the fair value of these shares as then last remeasured in the amount of $2,263 has been presented in additional paid-in capital in the Company’s consolidated balance sheet since March 31, 2013. The remaining Additional Shares will be issued to the Sellers if, and to the extent that, Blammo achieves certain Net Revenue performance targets as follows: (i) for fiscal 2014 (April 1, 2013 through March 31, 2014), (a) 417 Additional Shares will be issued to the Sellers if, and only in the event that, Blammo meets its Baseline Net Revenue goal for such fiscal year, and (b) up to an additional 833 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year, and (ii) for fiscal 2015 (April 1, 2014 through March 31, 2015), (a) no Additional Shares will be issued to the Sellers if Blammo does not meet its Baseline Net Revenue goal for such fiscal year and (b) up to 1,154 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year. To the extent that Blammo meets its Baseline Net Revenue goal for a fiscal year but does not meet its Upside Net Revenue goal for such fiscal year, Additional Shares will be issued to the Sellers on a straight-line basis based on the amount by which Blammo exceeded the Baseline Net Revenue goal. Blammo’s Baseline and Upside Net Revenue goals for fiscal 2014 and 2015 are as follows:

Fiscal Year	Baseline Net Revenue	Upside Net Revenue
Fiscal 2014	$5,500	$10,000
Fiscal 2015	$8,500	$15,000

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo is not considered part of the purchase price, since vesting is contingent upon these employees’ continued service during the earn-out periods. The Company records the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 9 for further details. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who are not employees of Blammo was recorded as part of the purchase accounting and is fair valued at each subsequent reporting period. The total fair value of the non-employee contingent consideration liability has been estimated at $68 and $412 as of December 31, 2013 and December 31, 2012, respectively. During the years ended December 31, 2013 and 2012, the Company recorded fair value expense adjustments of $7 and $167, respectively, which represent the changes in fair value of the non-employee contingent consideration for both respective periods. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense in the Company’s consolidated statements of operations.

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. As of December 31, 2012, the Company recorded a contingent consideration liability of $2,512, of which $1,855 was recorded as a current liability in accrued compensation as settlement was less than one year. As of December 31, 2013, the Company recorded a contingent consideration liability of $427, of which $329 was recorded as a current liability in accrued compensation as settlement is less than one year. The Company uses a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the year ended December 31, 2013 included a discount rate of 35.0%, volatility of 35.0%, risk-free interest rates of between 0.07% and 0.19% and probability-adjusted revenue levels. Key assumptions for the year ended December 31, 2012 included a discount rate of 35.0%, volatility of 38.0%, risk-free rates of between 0.05% and 0.28% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input.

NOTE 5 — BALANCE SHEET COMPONENTS

Accounts Receivable

	December 31,
	2013	2012
Accounts receivable	$18,764	$12,313
Less: Allowance for doubtful accounts	(459)	(432)

	$18,305	$11,881

Accounts receivable include amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions to our digital storefronts.

The movement in the Company’s allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Deductions	Year
Year ended December 31, 2013	$432	$51	$24	$459
Year ended December 31, 2012	$800	$202	570	$432
Year ended December 31, 2011	$504	$390	94	$800

The Company had no significant write-offs or recoveries during the years ended December 31, 2013, 2012, and 2011.

Prepaid expenses and other

	December 31,
	2013	2012
Deferred platform commission fees	4,516	2,680
Prepaid royalties	740	—
Prepaids and other	2,407	2,487

	$7,663	5,167

Property and Equipment

	December 31,
	2013	2012
Computer equipment	$6,134	$6,255
Furniture and fixtures	862	566
Software	6,290	6,304
Leasehold improvements	2,768	2,227

	16,054	15,352
Less: Accumulated depreciation and amortization	(10,958)	(10,326)

	$5,096	$5,026

Depreciation and amortization for the years ended December 31, 2013, 2012 and 2011 were $2,707, $2,368 and $1,846, respectively.

Other Long-Term Liabilities

	December 31,
	2013	2012
Uncertain tax position obligations	$890	$3,859
Deferred income tax liability	122	647
Contingent earnout liability	98	657
Deferred rent and other	1,247	1,027

	$2,357	$6,190

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired primarily in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011 and GameSpy in 2012, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. (“Atari”) in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at December 31, 2013 and December 31, 2012 were as follows:

		December 31, 2013			December 31, 2012
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$12,851	(12,165)	$686	$12,781	$(11,518)	$1,263
Catalogs	1 yr	1,283	(1,283)	—	1,257	(1,257)	—
ProvisionX Technology	6 yrs	211	(211)	—	207	(207)	—
Carrier contract and related relationships	5 yrs	19,940	(19,645)	295	19,585	(16,421)	3,164
Licensed content	5 yrs	3,040	(3,040)	—	2,952	(2,952)	—
Service provider license	9 yrs	482	(324)	158	467	(262)	205
Trademarks	7 yrs	5,230	(1,480)	3,750	5,225	(760)	4,465

		43,037	(38,148)	4,889	42,474	(33,377)	9,097

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,368	(1,368)	—	1,341	(1,341)	—
Noncompete agreements	4 yrs	5,452	(4,742)	710	5,187	(3,395)	1,792

		6,820	(6,110)	710	6,528	(4,736)	1,792

Total intangibles assets		$49,857	$(44,258)	$5,599	$49,002	$(38,113)	$10,889

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

During the years ended December 31, 2013, 2012 and 2011, the Company recorded amortization expense in the amounts of $4,238, $3,783 and $5,447, respectively, in cost of revenues. During the years ended December 31, 2013, 2012 and 2011, the Company recorded amortization expense in the amounts of $1,336, $1,980 and $825, respectively, in operating expenses. The Company recorded no impairment charges during the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2014	$1,496	$508	$2,004
2015	1,021	202	1,223
2016	766	—	766
2017	714	—	714
2018 and thereafter	892	—	892

	$4,889	$710	$5,599

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo and Griptonite acquisitions as of December 31, 2013. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. The Company acquired $17,044 and $1,031 of goodwill during 2011 and 2012 respectively as part of the GameSpy, Blammo and Griptonite acquisitions, which was fully assigned to its Americas reporting unit; see Note 3 for further details. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

In the valuation of the goodwill balance for Griptonite, Blammo, MIG and GameSpy, the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite and Blammo studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also used the GameSpy acquired workforce and expertise to help in its development efforts for its games-as-a-service technology platform, and these synergies are reflected in the value of goodwill recognized.

Goodwill by geographic region is as follows:

	December 31, 2013				December 31, 2012
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$42,946	$25,354	$24,251	$92,551	$41,915	$25,354	$24,220	$91,489
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(19,273)	(69,498)

	18,075	—	1,365	19,440	17,044	—	4,947	21,991
Goodwill Acquired during the year	—	—	—	—	1,031	—	—	1,031
Effects of Foreign Currency Exchange	—	—	45	45	—	—	31	31
Impairment Losses	—	—	—	—	—	—	(3,613)	(3,613)

Balance as of period ended:	18,075	—	1,410	19,485	18,075	—	1,365	19,440
Goodwill	42,946	25,354	24,296	92,596	42,946	25,354	24,251	92,551
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

Balance as of period ended:	$18,075	$—	$1,410	$19,485	$18,075	$—	$1,365	$19,440

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

The Company has three reporting units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. As of December 31, 2013, the Company had goodwill attributable to the APAC and Americas reporting units. The cash flows of these reporting units reflect the income and expenses of assets directly employed by, and liabilities related to, the operations of the reporting unit, including revenue related to local contractual relationships, but excludes revenue related to global contractual relationships such as Digital Storefronts which are owned by the U.S. and allocated directly to the Americas reporting unit. During the third quarter of 2013, the Company performed a Step 0 qualitative assessment for its Americas, EMEA, and APAC reporting units. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the reporting units was greater than their carrying amounts, and, as a result, did not proceed to further impairment testing. In 2012, the Company concluded that a portion of the goodwill attributed to the APAC reporting unit was impaired and recorded a $3,613 impairment charge. In 2011, the Company did not record any goodwill impairment charges as the fair values of the reporting units exceeded their respective carrying values.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $3,380, $2,704 and $2,237, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $1,131 and $632 at December 31, 2013 and 2012, respectively, and was included within other long-term liabilities.

In April 2013, the Company entered into a sublease for 29 square feet of office space for its new San Francisco headquarters. The term of the sublease began on May 23, 2013 and will expire on March 31, 2018. The Company provided the sub-landlord a letter of credit in the amount of $1,230 to secure its obligations under the lease. Cash deposited as a security to the letter of credit has been classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2013.

In June 2013, the Company entered into a lease for 18 square feet of office space at its new location in Bellevue, Washington. The term of the lease began on September 23, 2013 and will expire on September 30, 2020, unless the Company exercises its right to early terminate the lease effective as of September 30, 2017. The Company provided the landlord a letter of credit in the amount of $500 to secure its obligations under the lease and this amount has been classified as restricted cash on the Company’s consolidated balance sheet as December 31, 2013. In addition, the Company has provided the landlord with a guarantee of lease to guarantee the obligations under the new Griptonite lease.

At December 31, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2014	$3,915
2015	4,032
2016	3,422
2017	2,668
2018	920
2019 and thereafter	982

$15,939

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of December 31, 2013 were $698.

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of December 31, 2013 were $353, which are due over the next twelve months. These developer commitments reflect the Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed. The Company expenses developer commitments as services are provided.

Income Taxes

As of December 31, 2013, unrecognized tax benefits and potential interest and penalties are classified within “Other long-term liabilities” on the Company’s consolidated balance sheets. As of December 31, 2013, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2013 or 2012.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement and viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has never incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2013 or 2012.

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

In April 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company has been infringing two of Lodsys’ patents, and sought unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. On June 19, 2013, the Company filed an answer to Lodsys’s complaint (i) denying all of Lodsys’s claims, (ii) setting forth certain affirmative defenses to Lodsys’s claims and (iii) asserting counterclaims that the Company does not infringe the Lodsys patents and that the Lodsys patents are invalid. In December 2013, without admitting infringement or liability, the Company entered into a patent sub-license agreement and a settlement agreement with Lodsys to settle the dispute for an immaterial amount. In January 2014 the Court dismissed the complaint against the Company with prejudice.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2013, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2013, the Company had reserved 23,100 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2013, the Company was authorized to issue 5,000 shares of preferred stock.

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

See Note 3 – Business Combinations – for more information about these acquisitions.

Shares Issues In Connection With the Blammo Earnout

On May 16, 2013, the Company issued 742 shares to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. The fair value of this earnout amount has been presented in additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2013.

Public Offerings

In September 2013, the Company sold in an underwritten public offering an aggregate of 7,245 shares of its common stock at a public offering price of $2.10 per share for net cash proceeds of approximately $13,985 after underwriting discounts and other offering expenses. This public offering exhausted all of the securities that the Company was able to issue under its shelf registration statement that the SEC declared effective in December 2010.

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

Warrants to Purchase Common Stock

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that gives MGM the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $3.00 per share (the “Warrant”), subject to certain adjustments for dividends, reorganizations and other common stock events. Of the 3,333 shares of the Company’s common stock underlying the Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares will vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. The Warrant expires on July 15, 2018. Under ASC 505, the Company estimated the fair value of the vested shares of the Warrant on the grant date using the Black-Scholes option valuation model and the weighted average assumptions. Key assumptions for the year ended December 31, 2013 included an expected term of 5.0 years, volatility of 64.2%, risk-free interest rate of 1.5% and a dividend yield of 0%. During the year ended December 31, 2013, 2013, the Company recorded $427 of non-cash warrant related expense in cost of revenues for warrant shares immediately vested upon signing of the agreement, as such vesting was not tied to any game release nor to any specific intellectual property license.

During the years ended December 31, 2013, 2012, and 2011, respectively, investors exercised warrants to purchase 2,886, 413, and 2,475 shares of the Company’s common stock, and the Company received gross proceeds of $4,329, $619, and $3,711 in connection with these exercises. These exercised warrants were issued by the Company in August 2010 in connection with a private placement transaction.

Warrants outstanding at December 31, 2013 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Date of Issuance	(Years)	Share	Warrant
August 2010 - Warrants issued in private offering	5	$1.50	974
July 2013 - Warrant issued to MGM	5	3.00	3,333

			4,307

NOTE 9 — STOCK OPTION AND OTHER BENEFIT PLANS

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, and other stock-based awards to employees, non-employee directors and consultants. In April 2013, the Company’s Board of Directors approved, and in June 2013, the Company’s stockholders approved, the amended and restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”). The Amended 2007 Plan includes an increase of 7,200 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock, RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.39 shares. When a stock-based award that is not a full value award is cancelled, the underlying shares are returned to the pool of shares available for grant at a ratio of 1.39 shares for each share cancelled.

The Company may grant options under the 2007 Plan at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by its Board of Directors, provided, however, that (i) the exercise price of an incentive stock option (“ISO”) or non-qualified stock options (“NSO”) may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying shares of common stock on the grant date, and (ii) the exercise price of an ISO or NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the grant date. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination. The stock options granted to employees generally vest with respect to 25% of the underlying shares one year from the vesting commencement date and with respect to an additional 1/48 of the underlying shares per month thereafter. Stock options granted during 2007 before October 25, 2007 have a contractual term of ten years and stock options granted on or after October 25, 2007 have a contractual term of six years.

As of December 31, 2013, 4,494 shares were available for future grants under the Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). The Company initially reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the 2007 Purchase Plan will be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors may reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of this plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees, including employees of certain of the Company’s subsidiaries, to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.

In January 2009, the 2007 Purchase Plan was amended to provide that the Compensation Committee of the Company’s Board of Directors may fix a maximum number of shares that may be purchased in the aggregate by all participants during any single offering period (the “Maximum Offering Period Share Amount”). The Committee may raise or lower the Maximum Offering Period Share Amount. The Committee established the Maximum Offering Period Share Amount of 500 shares for the offering period that commenced on February 15, 2009 and ended on August 14, 2009, and a Maximum Offering Period Share Amount of 200 shares for each offering period thereafter. In October 2011, the Committee increased the Maximum Offering Period Share Amount for the offering period that started on August 22, 2011 and for each subsequent offering period to 300 shares.

As of December 31, 2013, 924 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but in 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination.

As of December 31, 2013, 396 shares were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the year ended December 31, 2013 is as follows:

Shares
Available
Balances at December 31, 2012	1,178
Increase in authorized shares	7,400
Share-based awards granted (1)	(6,359)
Share-based awards canceled (2)	2,671

Balances at December 31, 2013	4,890

(1)	Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 reduce the number of shares available for grant by 1.39 shares for each share subject to an RSU award.
(2)	RSUs granted after June 6, 2013 that are forfeited and returned to the pool of shares available for grant increase the pool by 1.39 shares for each share subject to an RSU that is forfeited.

RSU Activity

A summary of the Company’s RSU activity for the year ended December 31, 2013 is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2012	—	$—
Granted	2,747	2.90
Vested	—	—
Forfeited	(169)	2.74

Awarded and unvested, December 31, 2013	2,578	$2.91

Restricted stock units expected to vest, December 31, 2013	1,919

Stock Option Activity

The following table summarizes the Company’s stock option activity:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2010	6,928	2.02
Options granted	4,925	3.66
Options canceled	(1,250)	2.50
Options exercised	(859)	1.90

Balances at December 31, 2011	9,744	2.80
Options granted	3,399	3.84
Options canceled	(1,416)	3.89
Options exercised	(806)	1.68

Balances at December 31, 2012	10,921	3.07
Options granted	2,937	2.70
Options canceled	(2,502)	3.65
Options exercised	(957)	1.35

Balances at December 31, 2013	10,399	$2.98	3.80	$11,928

Options vested and expected to vest at December 31, 2013	9,554	$2.98	3.69	$11,162
Options exercisable at December 31, 2013	5,636	$2.96	2.98	$7,457

At December 31, 2013, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price
$0.42 - $ 1.21	1,688	1.95	$1.13	1,612	$1.12
$1.30 - $ 2.03	1,055	2.79	1.68	858	1.68
$2.26 - $ 2.74	1,363	5.29	2.49	185	2.38
$2.83 - $ 2.90	1,260	4.11	2.89	560	2.90
$2.91 - $ 2.91	1,121	5.67	2.91	13	2.91
$2.98 - $ 3.39	1,043	4.60	3.29	350	3.29
$3.47 - $ 4.30	1,459	3.46	3.99	881	3.94
$4.35 - $ 5.34	1,247	3.39	4.79	1,014	4.81
$5.70 - $ 11.66	156	3.01	11.06	156	11.06
$11.88 - $ 11.88	7	3.30	11.88	7	11.88

$0.42 - $ 11.88	10,399	3.80	$2.98	5,636	$2.96

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $3.88 per share at December 31, 2013. The total intrinsic value of awards exercised during the years ended December 31, 2013, 2012 and 2011 was $1,886, $2,114, and $2,065, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718, and has estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Risk-free interest rate	0.82%	0.60%	1.06%
Expected term (years)	4.00	4.00	4.02
Expected volatility	52%	65%	65%

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the year ended December 31, 2013, 2012 and 2011 was $1.10, $1.90, and $1.81 per share, respectively.

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

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2013	2012	2011
Research and development	$1,948	$3,491	$1,387
Sales and marketing	303	386	351
General and administrative	2,034	1,945	1,372

Total stock-based compensation expense	$4,285	$5,822	$3,110

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees who were former shareholders of Blammo, which is recorded as research and development expense over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measures the fair value of the contingent consideration each reporting period and only records a compensation expense for the portion of the earn-out target that is likely to be achieved. In addition, the Company is exposed to potential continued fluctuations in the fair market value of the contingent consideration in each reporting period, since re-measurement is impacted by changes in the Company’s share price and the assumptions used by the Company. The Company estimated the total fair value of this liability to be $368 and $2,242 as of December 31, 2013 and December 31, 2012, respectively; the amount as of December 31 2013 excludes the 2013 contingent consideration earnout that was classified into additional paid-in capital. See Note 4 for further details. During the years ended December 31, 2013 and 2012, the Company recorded $171 and $1,549 of stock-based compensation expense, respectively, related to this contingent consideration.

Consolidated net cash proceeds from option exercises were $1,295, $1,357 and $1,633 for the year ended December 31, 2013, 2012 and 2011, respectively. The Company realized no significant income tax benefit from stock option exercises during the year ended December 31, 2013, 2012 and 2011. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

As of December 31, 2013, the Company had $4,998 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over a weighted-average period of approximately four years. As of December 31, 2013, the Company had $6,047 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense excludes unvested Blammo stock-based contingent consideration expense, which will be recognized over a weighted average period of 2.63 years.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The Company does not match the contributions made by its employees.

NOTE 10 — INCOME TAXES

The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$(21,820)	$(6,745)	$(25,159)
Foreign	(932)	(15,708)	4,672

Loss before income taxes	$(22,752)	$(22,453)	$(20,487)

The components of income tax provision were as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(4)	(4)	(2)
Foreign	2,294	913	(2,698)

	2,290	909	(2,700)

Deferred:
Federal	—	497	1,452
State	—	64	211
Foreign	553	524	423

	553	1,085	2,086

Total:
Federal	—	497	1,452
State	(4)	60	209
Foreign	2,847	1,437	(2,275)

	$2,843	$1,994	$(614)

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	—	0.3	1.0
Foreign rate differential	(0.1)	(0.6)	1.4
Research and development credit	5.1	—	2.1
Withholding taxes	(2.1)	(0.3)	(0.1)
Goodwill impairment	—	(5.5)	—
Stock-based compensation	(0.7)	(2.7)	(1.3)
Non-deductible intercompany bad debt	0.3	(16.5)	—
FIN 48 interest and release	14.6	10.0	(0.4)
Other	1.6	(0.7)	(0.4)
Valuation allowance	(40.2)	(9.1)	(39.3)

Effective tax rate	12.5%	8.9%	(3.0)%

During 2012, the Company’s United Kingdom subsidiary recognized an intercompany bad debt expense of approximately $10,870 that is non-tax deductible for United Kingdom tax purposes.

Deferred tax assets and liabilities consist of the following:

	December 31, 2013			December 31, 2012
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets:
Fixed assets	$554	$1,685	$2,239	$571	$1,501	$2,072
Net operating loss carryforwards	36,299	10,552	46,851	32,795	12,207	45,002
Accruals, reserves and other	7,761	208	7,969	3,605	121	3,726
Foreign tax credit	6,348	—	6,348	6,086	—	6,086
Stock-based compensation	3,311	56	3,367	2,723	58	2,781
Research and development credit	4,245	—	4,245	2,839	—	2,839
Other	3,088	10	3,098	2,873	11	2,884

Total deferred tax assets	$61,606	$12,511	$74,117	$51,492	$13,898	$65,390
Deferred tax liabilities:
Macrospace, MIG and iFone intangible assets	$—	$(94)	$(94)	$—	$(498)	$(498)
GameSpy intangible assets	—	—	—	(506)	—	(506)
Blammo intangible assets	—	(129)	(129)	—	(261)	(261)
Griptonite intangible assets	—	—	—	(949)	—	(949)
Superscape intangible assets	(116)	—	(116)	—	—	—
Other	—	(9)	(9)	—	(9)	(9)

Net deferred tax assets	61,490	12,279	73,769	50,037	13,130	63,167

Less valuation allowance	(61,490)	(12,294)	(73,784)	(50,037)	(13,674)	(63,711)

Net deferred tax liability	$—	$(15)	$(15)	$—	$(544)	$(544)

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will reverse in the foreseeable future. The amount of accumulated foreign earnings of the Company’s foreign subsidiaries total $2,206 as of December 31, 2013. If the Company’s foreign earnings were repatriated, additional tax expense might result. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings attributable to foreign subsidiaries is not practicable. The Company recorded a release of its valuation allowance of zero, $562, and $1,702 during 2013, 2012, and 2011, respectively. The 2012 and 2011 release was associated with the acquisitions of GameSpy in August 2012 and Griptonite in 2011. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. The Company previously recognized a valuation allowance against its net operating loss carryforwards and determined that it should be able to utilize the benefit of those net operating losses against the deferred tax liabilities of GameSpy and Griptonite; therefore, it has partially released its pre-existing valuation allowance. In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each of its jurisdictions except for one entity in China. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2013 and 2012 included historical and projected future operating losses. As a result, the Company concluded that an additional valuation allowance of $10,073 and $696, net of the described releases, was required to reflect the gross increase in its deferred tax assets prior to valuation allowance during 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company considered it more likely than not that its deferred tax assets would not be realized with their respective carryforward periods.

At December 31, 2013, the Company has net operating loss carryforwards of approximately $93,213 and $78,379 for federal and state tax purposes, respectively. These carryforwards will expire from 2014 to 2033. In addition, the Company has research and development tax credit carryforwards of approximately $5,168 for federal income tax purposes and $4,077 for California tax purposes. The federal research and development tax credit carryforwards will begin to expire in 2022. The California state research credit will carry forward indefinitely. The Company has approximately $6,340 of foreign tax credits that will begin to expire in 2017, and approximately $12 of state alternative minimum tax credits that will carryforward indefinitely. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

In addition, at December 31, 2013, the Company has net operating loss carryforwards of approximately $47,364 for United Kingdom tax purposes that are all limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2013	2012
Beginning balance	$4,626	$4,034
Reductions of tax positions taken during previous years	(725)	(631)
Additions based on uncertain tax positions related to the current period	1,149	410
Additions based on uncertain tax positions related to prior periods	1,449	813
Cumulative translation adjustment	39	—

Ending balance	$6,538	$4,626

The total unrecognized tax benefits as of December 31, 2013 and 2012 include approximately $4,623 and $3,104, respectively of unrecognized tax benefits that have been netted against deferred tax assets. As of December 31, 2013, approximately $1,915 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining amount, if recognized, would adjust the Company’s deferred tax assets which are subject to valuation allowance. At December 31, 2013, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1,278 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $283 of interest and penalties on uncertain tax positions as of December 31, 2013, as compared to $2,348 as of December 31, 2012. Approximately $105, $182 and $248 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2013, 2012 and 2011 respectively. During 2013, the Company released $2,441 of interest and penalties on uncertain tax positions due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2011 and 2012 tax returns for the various entities in the United Kingdom is expected to be closed in 2014. The Company’s China income tax returns are open by statute for tax years 2008 and forward.

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

Accordingly, the Company reports as a single reportable segment—mobile games. For purpose of enterprise-wide disclosures, a breakdown of the Company’s total sales to customers in the feature phone and smartphone markets is shown below:

	Year Ended December 31,
	2013	2012	2011
Feature phone	$5,319	$13,135	$31,091
Smartphone	100,294	95,048	42,934

	$105,613	$108,183	$74,025

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

	Year Ended December 31,
	2013	2012	2011
United States of America	$48,697	$57,816	$36,765
China	10,985	5,827	4,007
Americas, excluding the USA	5,430	5,051	6,528
EMEA	22,820	22,381	20,621
APAC, excluding China	17,681	17,108	6,104

	$105,613	$108,183	$74,025

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2013	2012
Americas	$4,108	$3,649
EMEA	899	1,092
APAC	89	285

	$5,096	$5,026

NOTE 12 — RESTRUCTURING

Restructuring information as of December 31, 2013 was as follows:

	Restructuring
	2012 and 2013		2010	2009
	Facilities and other	Workforce	Facilities and other	Facilities and other	Total
Balance as of January 1, 2012	$—	$—	$653	$234	$887
Charges to operations	—	1,371	—	—	1,371
Non cash adjustments	—	—	—	—	—
Charges settled in cash	—	(1,367)	(653)	(234)	(2,254)

Balance as of December 31, 2012	—	4	—	—	4
Charges to operations	584	864	—	—	1,448
Non Cash Adjustments	(183)	—	—	—	(183)
Charges settled in cash	(401)	(868)	—	—	(1,269)

Balance as of December 31, 2013	$—	—	$—	$—	$—

During 2009, 2010, 2012, and 2013, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. The 2012 and 2013 restructuring plans included $584 of facility-related restructuring charges related to streamlining the Company’s previous facility in Kirkland, Washington, and additional costs associated with vacating the Company’s Brazil office. In addition, the Company recorded a non-cash adjustment of $238 in respect of the cumulative translation adjustment related to the Company’s Brazilian subsidiary that was reclassified to net loss upon the substantial liquidation of the entity and is recognized in restructuring charge on the Company’s consolidated income statement for the year ended December 31, 2013.

Since inception of the 2012 and 2013 restructuring plan through December 31, 2013, the Company incurred $2,235 of restructuring charges relating to employee termination costs in its San Francisco, California, EMEA, APAC, Brazil, and Washington offices. During the year ended December 31, 2013, the Company recorded $864 of the 2012 and 2013 restructuring plan charges relating to employee termination costs in its Brazil, San Francisco, China, Washington, and EMEA offices.

NOTE 13 – QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2012 and 2013. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2012					2013
	March 31		June 30	September 30	December 31	March 31		June 30	September 30	December 31
Revenues	$26,509		$29,264	$26,099	$26,311	$24,605		$24,445	$21,722	$34,841
Cost of revenues:
Platform commissions, royalties and other	7,522		7,780	6,946	7,382	7,462		7,670	7,436	9,803
Impairment of prepaid royalties and guarantees	—		—	—	—	—		— (d)	435	—
Amortization of intangible assets	753		932	1,025	1,073	1,074		1,078	1,082	1,004

Total cost of revenues	8,275		8,712	7,971	8,455	8,536		8,748	8,953	10,807

Gross profit	18,234		20,552	18,128	17,856	16,069		15,697	12,769	24,034

Operating expenses:
Research and development	15,033		15,697 (a)	9,979	13,566	11,630		11,224	11,405	12,618
Sales and marketing	4,375		4,701	5,545	6,272	5,008		5,143	5,361 (e)	10,608
General and administrative	4,366		4,556	2,466	3,356	3,919		3,852	3,617	4,162
Amortization of intangible assets	495		495	495	495	495		495	229	117
Impairment of goodwill	—		— (c)	3,613	—	—		—	—	—
Restructuring charge	—		320	213	838	511		937	—	—

Total operating expenses	24,269		25,769	22,311	24,527	21,563		21,651	20,612	27,505

Income (loss) from operations	(6,035)		(5,217)	(4,183)	(6,671)	(5,494)		(5,954)	(7,843)	(3,471)
Interest and other income (expense), net	(366)		210	(455)	264	132		163	(155)	(130)

Loss before income taxes	(6,401)		(5,007)	(4,638)	(6,407)	(5,362)		(5,791)	(7,998)	(3,601)
Income tax benefit (provision)	(440	)(b)	2,019 (b)	1,075	(660)	(135	)(f)	2,870	30	78

Net loss	$(6,841)		$(2,988)	(3,563)	$(7,067)	$(5,497)		$(2,921)	$(7,968)	$(3,523)

Net loss per share — basic and diluted	$(0.11)		$(0.05)	$(0.06)	$(0.11)	$(0.08)		$(0.04)	$(0.11)	$(0.05)

(a)	Changes in the research and development expense from $15,033 in the first quarter of 2012 and $9,979 in the third quarter of 2012 was due primarily to changes in the fair market value of contingent consideration issued to employees who are former shareholders of Blammo.
(b)	The income tax benefit of $2,019 in the second quarter of 2012 was due primarily to the release of uncertain tax positions in certain foreign jurisdictions due to the expiration of the statute of limitations. The income tax benefit of $1,075 in the third quarter of 2012 was due primarily to the release of the GameSpy valuation allowance upon acquisition and changes in pre-tax income in certain foreign entities.
(c)	The goodwill impairment charge of $3,613 in the third quarter of 2012 was due to a decline in the estimated fair value of the APAC reporting unit attributable to an accelerated decline in the local feature phone business and the recent restructuring of the Company’s operations in the region.
(d)	The impairment of prepaid royalties and guarantees charge of $435 in the third quarter of 2013 was primarily due to a prepaid royalty impairment charge recorded for two of our third-party publishing titles.
(e)	Change in sales and marketing expense from $5,008 in the first quarter of 2013 to $10,608 in the fourth quarter of 2013 was due primarily to higher marketing expenses associated with promoting Deer Hunter 2014.
(f)	The income tax benefit of $2,870 in the second quarter of 2013 was due primarily to the release of uncertain tax positions due to the expiration of certain statutes of limitations in certain foreign jurisdictions.

NOTE 14 – RELATED PARTY TRANSACTIONS

Hany Nada, one of the Company’s directors, serves as one of the seven managing directors of Granite Global Ventures II L.L.C., the general partner of each of Granite Global Ventures II L.P. and GGV II Entrepreneurs Fund L.P., which together beneficially owned approximately 6.88% of the Company’s stock as of December 31, 2013. Hany Nada also serves as one of the seven managing directors of GGV Capital IV L.L.C., the general partner of each of GGV Capital IV L.P. and GGV Capital IV Entrepreneurs Fund L.P. (together, “GGV IV”). GGV IV has an approximate 14.4% shareholding in Kontagent, Inc. (successor-in-interest to Medium Entertainment, dba PlayHaven, with which Kontagent merged in December 2013). Mr. Nada was a member of PlayHaven’s board of directors at the time of GGV IV’s investment in PlayHaven in the fourth quarter of 2012, and has continued as a member of Kontagent’s Board of Directors. For the year ended December 31, 2013 and 2012, the Company generated revenues of $5,724 and $6,285, respectively, from Kontagent. As of December 31, 2013 and December 31, 2012, Kontagent accounted for 9.0% and 13.2%, respectively, of the Company’s total accounts receivable balance.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 48.

Remediation of Previously Disclosed Material Weakness

Management previously reported a material weakness in our internal control over financial reporting related to application of the applicable revenue recognition accounting guidance relating to our smartphone revenues for sales through digital storefronts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis.

We made the following changes to our internal controls over financial reporting to remediate this material weakness:

•	Established detailed and improved controls for reviewing and assessing the potential impact of material revenue agreements on gross versus net revenue reporting.

•	Established an additional layer of review in assessing the potential impact of material agreements that we enter into.

•	Provided additional communication related to gross versus net reporting criteria to our accounting, finance, and legal staff to take into consideration when negotiating material agreements and recording the related revenues.

We completed the documentation and testing of the corrective actions described above and, as of December 31, 2013, has concluded that the steps taken have remediated this material weakness.

Changes in Internal Control over Financial Reporting

The actions described above in the remediation of the previously reported material weakness, which concluded during the fourth quarter constitute a change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors. Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors. We disclose on our website amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

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

GLU MOBILE INC.

Date: March 14, 2014	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi, President and Chief Executive Officer

Date: March 14, 2014	By:	/s/ Eric R. Ludwig
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

Signature	Title	Date

/s/ Niccolo M. de Masi	President, Chief Executive Officer	March 14, 2014
Niccolo M. de Masi	and Director
(Principal Executive Officer)

/s/ Eric R. Ludwig	Executive Vice President and Chief Financial	March 14, 2014
Eric R. Ludwig	Officer (Principal Financial Officer)

/s/ Gregory J. Cannon	Vice President of Finance and Corporate Controller	March 14, 2014
Gregory J. Cannon	(Principal Accounting Officer)

/s/ William J. Miller	Chairman of the Board	March 14, 2014
William J. Miller

Director
Lorne Abony

/s/ Eric R. Ball	Director	March 14, 2014
Eric R. Ball

/s/ Ann Mather	Director	March 14, 2014
Ann Mather

/s/ Hany M. Nada	Director	March 14, 2014
Hany M. Nada

/s/ Benjamin T. Smith, IV	Director	March 14, 2014
Benjamin T. Smith, IV

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/02/11

2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/15/11

2.03	Share Purchase Agreement, dated as of August 1, 2011, by and among Glu, Blammo Games Inc. and each of the owners of the outstanding share capital of Blammo.	8-K	001-33368	2.02	08/02/11

2.04	Agreement and Plan of Merger, dated as of August 2, 2012 by and among Glu Mobile Inc., Galileo Acquisition Corp, IGN Entertainment, Inc. and GameSpy Industries, Inc.	10-Q	001-33368	2.01	11/09/12

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc., adopted on March 7, 2014.	8-K	001-33368	99.01	03/13/14

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of October 24, 2013.	8-K	001-33368	99.01	10/29/13

10.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07

10.03(A)#	2007 Equity Incentive Plan, as amended through June 6, 2013.	8-K	001-33368	99.01	06/10/13

10.03(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement and (d) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.03(C)#	For the 2007 Equity Incentive Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement	10-Q	001-33368	10.08	08/09/13

10.04#	2007 Employee Stock Purchase Plan, as amended and restated on August 1, 2011.	10-K	001-33368	10.04	03/14/12

10.05(A)#	2008 Equity Inducement Plan, as amended effective November 1, 2013.	8-K	001-33368	99.01	10/04/13

10.05(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10

10.05(C)#	For the 2008 Equity Inducement Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.					X

10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.07#	Employment Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated December 28, 2009.	8-K	001-33368	99.02	01/04/10

10.08#	Summary of Compensation Terms of Niccolo M. de Masi.	8-K	001-33368	—	12/16/13

10.09#	Change of Control Severance Agreement, dated as of December 28, 2009, by and between Glu Mobile Inc. and Niccolo M. de Masi.	8-K	001-33368	99.03	01/04/10

10.10#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated as of December 28, 2009.	10-Q	001-33368	10.01	11/14/11

10.11#	Summary of Compensation Terms of Eric R. Ludwig.	8-K	001-33368	—	12/16/13

10.12#	Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.09	03/13/09

10.13#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of October 10, 2008.	10-Q	001-33368	10.02	11/14/11

10.14#	Offer Letter between Glu Mobile Inc. and Chris Akhavan, dated as of March 14, 2013.					X

10.15#	Summary of Compensation Terms of Chris Akhavan.	8-K	001-33368	—	12/16/13

10.16#	Change of Control Severance Agreement between Glu Mobile Inc. and Chris Akhavan, dated as of April 22, 2013.	10-Q	001-33368	—	08/09/13

10.17#	Offer Letter between Glu Mobile Inc. and Matthew Ricchetti, dated as of October 8, 2012.	10-K	001-33368	10.16	03/15/13

10.18#	Summary of Compensation Terms of Matthew Ricchetti.	8-K	001-33368	—	12/16/13

10.19#	Change of Control Severance Agreement between Glu Mobile Inc. and Matthew Ricchetti, dated as of April 1, 2013.	8-K	001-33368	99.01	04/05/13

10.20#	Summary of Compensation Terms of Scott J. Leichtner.	8-K	001-33368	—	2/14/14

10.21#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Scott J. Leichtner, dated as of July 7, 2011.	10-K	001-33368	10.15	03/15/13

10.22#	Glu Mobile Inc. 2013 Executive Bonus Plan.	8-K/A	001-33368	99.01	01/18/13

10.23#	Summary of Executive Bonus Plan for Chris Akhavan, adopted October 3, 2013.	8-K	001-33368	—	10/04/13

10.24#	Glu Mobile Inc. 2014 Executive Bonus Plan, as amended	8-K	001-33368	99.01	2/14/14

10.25#	Non-Employee Director Compensation Program, effective as of October 1, 2013.					X

10.26	Sublease between Oracle America, Inc. and Glu Mobile Inc., dated as of April 16, 2013.	8-K	001-33368	99.01	04/22/13

10.27	Lease between Talon Portfolio Services, LLC and Griptonite, Inc., dated as of June 6, 2013.	10-Q	001-33368	10.07	08/09/13

10.28	Purchase Agreement, dated as of June 30, 2010, by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	99.01	07/06/10

10.29	Form of Warrant by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	4.01	07/06/10

10.30	Common Stock Warrant, between Glu Mobile Inc. and MGM Interactive Inc., dated as of July 15, 2013.	S-3	333-190545	4.03	08/09/13

10.31	iOS Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.	10-K	001-33368	10.27	03/15/13

10.32	Android Market Developer Distribution Agreement between Glu Games Inc. and Google Inc., as amended to date.	10-K	001-33368	10.28	03/15/13

10.33+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q/ A	001-33368	10.01	10/12/12

10.34+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari Inc.	10-Q	001-33368	10.02	08/09/12

10.35+	Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 29, 2012.	10-K	001-33368	10.33	03/15/13

21.01	List of Subsidiaries of Glu Mobile Inc.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (see the Signature Page to this report).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a). *	X

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates a management compensatory plan or arrangement.
+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to an order granting confidential treatment issued by the SEC under Rule 24b-2 as promulgated under the Exchange Act.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.