Form 10-Q
period 2014-03-31
GLU MOBILE INC
filed 2014-05-12
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2014: 81,316,193.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,954	$28,496
Accounts receivable, net	19,695	18,305
Prepaid expenses and other	8,899	7,663

Total current assets	65,548	54,464
Property and equipment, net	4,737	5,096
Restricted cash	1,730	1,730
Other long-term assets	616	637
Intangible assets, net	4,917	5,599
Goodwill	19,474	19,485

Total assets	$97,022	$87,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,723	$10,657
Accrued liabilities	2,028	1,971
Accrued compensation	5,790	5,378
Accrued royalties	1,830	1,727
Deferred revenues	20,680	18,224

Total current liabilities	39,051	37,957
Other long-term liabilities	2,229	2,357

Total liabilities	41,280	40,314

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at March 31, 2014 and December 31, 2013; 81,308 and 78,464 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	307,421	298,593
Accumulated other comprehensive income	391	307
Accumulated deficit	(252,078)	(252,211)

Total stockholders’ equity	55,742	46,697

Total liabilities and stockholders’ equity	$97,022	$87,011

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$44,580	$24,605
Cost of revenues:
Platform commissions, royalties and other	13,202	7,462
Amortization of intangible assets	554	1,074

Total cost of revenues	13,756	8,536

Gross profit	30,824	16,069

Operating expenses:
Research and development	15,579	11,630
Sales and marketing	9,485	5,008
General and administrative	4,926	3,919
Amortization of intangible assets	127	495
Restructuring charge	—	511

Total operating expenses	30,117	21,563

Income/(loss) from operations	707	(5,494)
Interest and other income/(expense), net:
Interest income	6	3
Other (expense)/income, net	(136)	129

Interest and other (expense)/income, net	(130)	132

Income/(loss) before income taxes	577	(5,362)
Income tax provision	(444)	(135)

Net income/(loss)	$133	$(5,497)

Net income/(loss) per common share:
Basic	$0.00	$(0.08)
Diluted	$0.00	$(0.08)
Weighted average common shares outstanding:
Basic	79,719	66,397
Diluted	85,398	66,397

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income/(loss)	$133	$(5,497)

Other comprehensive income/(loss):
Foreign currency translation adjustments	84	(256)

Other comprehensive income/(loss)	84	(256)

Comprehensive income/(loss)	$217	$(5,753)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$133	$(5,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	620	731
Amortization of intangible assets	681	1,569
Stock-based compensation	2,979	1,245
Change in fair value of Blammo earnout	304	29
Non-cash foreign currency remeasurement (gain)/loss	136	(129)
Impairment of prepaid royalties and guarantees	30	—
Non-cash restructuring charges	—	(89)
Changes in allowance for doubtful accounts	(24)	19
Changes in operating assets and liabilities:
Accounts receivable	(1,375)	(609)
Prepaid expenses and other assets	(1,244)	(129)
Accounts payable	(1,436)	550
Accrued liabilities	55	(120)
Accrued compensation	415	(1,075)
Accrued royalties	109	(477)
Deferred revenues	2,450	(121)
Accrued restructuring charge	—	333
Other long-term liabilities	(39)	28

Net cash provided by (used in) operating activities	3,794	(3,742)

Cash flows used in investing activities:
Purchase of property and equipment	(793)	(358)
Other investing activities	—	(200)

Net cash used in investing activities	(793)	(558)

Cash flows from financing activities:
Proceeds from exercise of warrants and issuance of common stock	783	2,495
Proceeds from exercise of stock options and ESPP	4,660	818

Net cash provided by financing activities	5,443	3,313

Effect of exchange rate changes on cash	14	(92)

Net increase/(decrease) in cash and cash equivalents	8,458	(1,079)
Cash and cash equivalents at beginning of period	28,496	22,325

Cash and cash equivalents at end of period	$36,954	$21,246

Supplemental disclosure of cash flow information
Common stock issued for property and equipment	$—	$189
Common stock issuable as contingent consideration earned	$2,071	$2,263

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

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $252,078 as of March 31, 2014. For the three months ended March 31, 2014, the Company generated net income of $133. The Company has in the past and may continue to incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve and sustain profitability and its intended business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2014 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2014 and 2013, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of March 31, 2014 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Apple	50.6%	47.6%
Google	23.3	19.5

At March 31, 2014, Apple Inc. (“Apple”) accounted for 48.5%, and Google Inc. (“Google”) accounted for 14.1% of total accounts receivable. At December 31, 2013, Apple accounted for 46.3%, and Jirbo (dba AdColony) and Google each accounted for 11.1% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements once adopted.

Note 2 – Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing its net income (loss) for the period by the weighted average number of common shares outstanding during the period less the weighted average unvested common shares subject to restrictions imposed by the Company. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock units, common stock through employee stock purchase plans, warrants and contingently issuable shares. For purposes of computation of diluted net income per share for the three months ended March 31, 2014, adjustments to reported net income were not material.

	Three Months Ended
	March 31,
	2014	2013
Net income/(loss)	$133	$(5,497)

Shares used to compute net income/(loss) per share:
Weighted average common shares outstanding	79,809	66,489
Weighted average unvested common shares subject to restrictions	(90)	(92)

Weighted average shares used to compute basic net income/(loss) per share	79,719	66,397

Dilutive potential common shares	5,679	—

Weighted average shares used to compute diluted net income/(loss) per share	85,398	66,397

Basic net income/(loss) per share	$0.00	$(0.08)
Diluted net income/(loss) per share	$0.00	$(0.08)

The following weighted average outstanding options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, shares contingently issuable in connection with the Blammo earnout (as described below in Note 3 – Fair Value Measurements), and restricted stock units (“RSUs”) have been excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2014	2013
Warrants to purchase common stock	2,419	3,757
Unvested common shares subject to restrictions	90	92
Options to purchase common stock	6,827	10,638
Contingently issuable shares of common stock	—	754
RSUs	1,564	—

	10,900	15,241

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of March 31, 2014 and December 31, 2013, the Company had $36,954 and $28,496, respectively, in cash and cash equivalents. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of free-to-play games for the iOS platform located in Toronto, Canada. Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock plus up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieves certain Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015.

In May 2013, the Company issued 742 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. Since the contingency related to the number of shares earned in connection with the target for the year ended March 31, 2013 was resolved and the number of shares became fixed as of March 31, 2013, the fair value of these shares as then last re-measured in the amount of $2,263 has been presented in additional paid-in capital in the Company’s condensed consolidated balance sheet since March 31, 2013. On May 5, 2014, the Company issued 435 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. Since the contingency related to the number of shares to be earned in connection with the target for the year ended March 31, 2014 has been resolved and the number of shares has become fixed, the fair value of these shares, as last re-measured in the amount of $2,071 has been presented in additional paid-in capital on the Company’s condensed consolidated balance sheet as of March 31, 2014. The remaining Additional Shares will be issued to the Sellers if, and to the extent that, Blammo achieves certain Net Revenue performance targets as follows for fiscal 2015 (April 1, 2014 through March 31, 2015): (a) no Additional Shares will be issued to the Sellers if Blammo does not meet its Baseline Net Revenue goal for such fiscal year and (b) up to 1,154 Additional Shares will be issued to the Sellers to the extent that Blammo exceeds its Baseline Net Revenue goal and meets its Upside Net Revenue goal for such fiscal year. To the extent that Blammo meets its Baseline Net Revenue goal for fiscal 2015 but does not meet its Upside Net Revenue goal for such fiscal year, Additional Shares will be issued to the Sellers on a straight-line basis based on the amount by which Blammo exceeded the Baseline Net Revenue goal. Blammo’s Baseline and Upside Net Revenue goals for fiscal 2015 are as follows:

Fiscal Year	Baseline Net Revenue	Upside Net Revenue
Fiscal 2015	$8,500	$15,000

Three of the five Sellers are also employees of Blammo. If any of these employee Sellers voluntarily terminates his employment with Blammo (other than because of a disability that prevents him from performing his job) or if the Company or Blammo terminates such Seller’s employment for Cause (as defined in the Share Purchase Agreement), then such Seller will be eligible to receive Additional Shares if and when such Additional Shares are earned as described above only with respect to the fiscal year in which such termination of employment occurs (and all previous fiscal years to the extent applicable), but not with respect to any Additional Shares issued in any subsequent fiscal year. In such an event, the Additional Shares that such Seller would have otherwise received will be forfeited and will not be issued by the Company or distributed to the other Sellers, but the other Sellers’ rights to receive Additional Shares will not otherwise be affected. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo was not considered part of the purchase price, since vesting is contingent upon these employees’ continued service during the earn-out periods. The Company records the contingent consideration issued to these employees as a compensation expense over the earn-out period of one to three years. See Note 8 for further details. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who are not employees of Blammo was recorded as part of the purchase accounting and is fair valued at each subsequent reporting period. The total fair value of the non-employee contingent consideration liability has been estimated to be $50 and $68 as of March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company recorded fair value expense adjustments of $304 and $29, respectively, which represent the changes in fair value of the non-employee contingent consideration for both respective periods. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense in the Company’s condensed consolidated statements of operations.

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. As of March 31, 2014, the Company recorded a contingent consideration liability of $326, all of which was recorded as a current liability in accrued compensation as settlement was less than one year. As of December 31, 2013, the Company recorded a contingent consideration liability of $427, of which $329 was recorded as a current liability in accrued compensation as settlement is less than one year. The Company uses a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the three months ended March 31, 2014 included a discount rate of 35.0%, volatility of 42.0%, a risk-free interest rate of 0.13% and probability-adjusted revenue levels. Key assumptions for the three months ended March 31, 2013 included a discount rate of 35.0%, volatility of 36.0%, risk-free interest rates of between 0.14% and 0.25% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input.

Note 4 – Balance Sheet Components

Accounts Receivable

	March 31,	December 31,
	2014	2013
Accounts receivable	$20,130	$18,764
Less: Allowance for doubtful accounts	(435)	(459)

	$19,695	$18,305

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three months ended March 31, 2014 and 2013.

Prepaid expenses and other

	March 31,	December 31,
	2014	2013
Deferred platform commission fees	5,367	4,516
Prepaid royalties	890	740
Prepaids and other	2,642	2,407

	$8,899	7,663

Property and Equipment

	March 31,	December 31,
	2014	2013
Computer equipment	$6,252	$6,134
Furniture and fixtures	871	862
Software	6,421	6,290
Leasehold improvements	2,766	2,768

	16,310	16,054
Less: Accumulated depreciation and amortization	(11,573)	(10,958)

	$4,737	$5,096

Depreciation expense for the three months ended March 31, 2014 and March 31, 2013 was $620 and $731, respectively.

Other Long-Term Liabilities

	March 31,	December 31,
	2014	2013
Deferred rent	1,097	1,131
Uncertain tax position obligations	902	890
Other	230	336

	$2,229	$2,357

Note 5 – Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011 and GameSpy in 2012, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2014 and December 31, 2013 were as follows:

		March 31, 2014			December 31, 2013
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$12,870	$(12,293)	$577	$12,851	$(12,165)	$686
Catalogs	1 yr	1,294	(1,294)	—	1,283	(1,283)	—
ProvisionX Technology	6 yrs	213	(213)	—	211	(211)	—
Carrier contract and related relationships	5 yrs	19,869	(19,827)	42	19,940	(19,645)	295
Licensed content	5 yrs	3,020	(3,020)	—	3,040	(3,040)	—
Service provider license	9 yrs	479	(334)	145	482	(324)	158
Trademarks	7 yrs	5,229	(1,658)	3,571	5,230	(1,480)	3,750

		42,974	(38,639)	4,335	43,037	(38,148)	4,889

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,381	(1,381)	—	1,368	(1,368)	—
Noncompete agreement	4 yrs	5,457	(4,875)	582	5,452	(4,742)	710

		6,838	(6,256)	582	6,820	(6,110)	710

Total intangibles assets subject to amortization		$49,812	$(44,895)	$4,917	$49,857	$(44,258)	$5,599

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

During the three months ended March 31, 2014 and 2013, the Company recorded amortization expense in the amounts of $554 and $1,074 respectively, in cost of revenues. During the three months ended March 31, 2014 and 2013, the Company recorded amortization expense in the amounts of $127 and $495, respectively, in operating expenses.

As of March 31, 2014, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2014 (remaining nine months)	$942	$381	$1,323
2015	1,020	201	1,221
2016	765	—	765
2017	714	—	714
2018 and thereafter	894	—	894

	$4,335	$582	$4,917

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo and Griptonite acquisitions as of March 31, 2014. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. All of the goodwill attributable to the GameSpy, Blammo and Griptonite acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

In the valuation of the goodwill balance for Griptonite, Blammo, MIG and GameSpy, the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite and Blammo studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also used the GameSpy acquired workforce and expertise to help in its development efforts for its games-as-a-service (“Gaas”) technology platform, and these synergies are reflected in the value of goodwill recognized.

Goodwill by reporting unit for the periods indicated was as follows:

	March 31, 2014				December 31, 2013
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$42,946	$25,354	$24,296	$92,596	$42,946	$25,354	$24,251	$92,551
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

	18,075	—	1,410	19,485	18,075	—	1,365	19,440
Effects of Foreign Currency Exchange	—	—	(11)	(11)	—	—	45	45

Balance as of period ended:	18,075	—	1,399	19,474	18,075	—	1,410	19,485
Goodwill	42,946	25,354	24,285	92,585	42,946	25,354	24,296	92,596
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

Balance as of period ended:	$18,075	$—	$1,399	$19,474	$18,075	$—	$1,410	$19,485

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

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

Note 6 – Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the three months ended March 31, 2014 and 2013 was $901 and $685, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $1,097 and $1,131 at March 31, 2014 and December 31, 2013, respectively, and was included within other long-term liabilities.

In April 2013 and June 2013, Company entered into lease agreements for space at its new San Francisco headquarters and Washington offices that will expire on March 31, 2018 and September 30, 2010, respectively. The Company provided deposits for letters of credit totaling $1,730 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2014.

At March 31, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2014 (remaining nine months)	$2,882
2015	3,918
2016	3,306
2017	2,604
2018	919
2019 and thereafter	982

$14,611

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of March 31, 2014 were $643, which are due over the remaining nine months of 2014.

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of March 31, 2014 were $153, which are due over the remaining nine months of 2014. These developer commitments reflect the Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed. The Company expenses developer commitments as services are provided.

Income Taxes

As of March 31, 2014, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” on the Company’s unaudited condensed consolidated balance sheets. As of March 31, 2014, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2014 or December 31, 2013.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its license agreements with carriers and other distributors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2014 or December 31, 2013.

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

In April 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company has been infringing two of Lodsys’ patents, and sought unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. On June 19, 2013, the Company filed an answer to Lodsys’s complaint (i) denying all of Lodsys’s claims, (ii) setting forth certain affirmative defenses to Lodsys’s claims and (iii) asserting counterclaims that the Company does not infringe the Lodsys patents and that the Lodsys patents are invalid. In December 2013, without admitting infringement or liability, the Company entered into a patent sub-license agreement and a settlement agreement with Lodsys to settle the dispute for an immaterial amount. In January 2014, the Court dismissed the complaint against the Company with prejudice.

The Company does not believe it is party to any currently pending litigation the outcome of which is reasonably likely to have a material adverse effect on its operations, financial position or liquidity. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors.

Note 7 – Stockholders’ Equity

Acquisitions

On August 2, 2012, the Company issued an aggregate of 600 shares of its common stock to IGN in connection with the Company’s acquisition of GameSpy.

Shares Issued in Connection with the Blammo Earnout

In May 2013, the Company issued 742 shares to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. The fair value of this earnout amount has been presented in additional paid-in capital on the Company’s condensed consolidated balance sheet as of March 31, 2014. See Note 3 for more information about this issuance.

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

Warrants to Purchase Common Stock

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that gives MGM the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $3.00 per share (the “Warrant”), subject to certain adjustments for dividends, reorganizations and other common stock events. Of the 3,333 shares of the Company’s common stock underlying the Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares will vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. The Warrant expires on July 15, 2018. Under ASC 505, Equity-Based Payments to Non-Employees, the Company estimated the fair value of the vested shares of the Warrant on the grant date using the Black-Scholes option valuation model and the weighted average assumptions. The Company recorded the warrant issuance as a non-cash warrant related expense in cost of revenues for warrant shares immediately vested upon signing of the agreement, as such vesting was not tied to any game release nor to any specific intellectual property license. During the three months ended March 31, 2014, the Company did not incur any expenses related to the Warrant.

During the three months ended March 31, 2014 and 2013, respectively, investors exercised warrants to purchase 522 and 1,663 shares of the Company’s common stock, and the Company received gross proceeds of $783 and $2,495, respectively, in connection with these exercises. These exercised warrants were issued by the Company in August 2010 in connection with a private placement transaction.

Warrants outstanding as of March 31, 2014 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
August 2010 - Warrants issued in private offering	5	$1.50	452
July 2013 - Warrant issued to MGM	5	$3.00	3,333

			3,785

Note 8 – Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, and other stock-based awards to employees, non-employee directors and consultants. In April 2013, the Company’s Board of Directors approved, and in June 2013, the Company’s stockholders approved, the amended and restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”). The Amended 2007 Plan includes an increase of 7,200 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock, RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.39 shares. When a stock-based award that is not a full value award is cancelled, the underlying shares are returned to the pool of shares available for grant at a ratio of 1.39 shares for each share cancelled. As of March 31, 2014, 4,385 shares were available for future grants under the Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of March 31, 2014, 1,414 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but effective November 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. As of March 31, 2014, 438 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the three months ended March 31, 2014 is as follows:

Shares
Available
Balances at December 31, 2013	4,890
Increase in authorized shares	—
Share-based awards granted (1)	(400)
Share-based awards canceled (2)	333

Balances at March 31, 2014	4,823

(1)	Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 reduce the number of shares available for grant by 1.39 shares for each share subject to an RSU award.
(2)	RSUs granted after June 6, 2013 that are forfeited and returned to the pool of shares available for grant increase the pool by 1.39 shares for each share subject to an RSU that is forfeited.

RSU Activity

A summary of the Company’s RSU activity for the three months ended March 31, 2014, is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2013	2,578	$2.91
Granted	254	4.78
Vested	—	—
Forfeited	(66)	3.79

Awarded and unvested, March 31, 2014	2,766	$3.06

Restricted stock units expected to vest, March 31, 2014	2,186

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2013	10,399	$2.98
Options granted	48	4.92
Options canceled	(241)	3.65
Options exercised	(2,028)	2.03

Balances at March 31, 2014	8,178	$3.19	3.88	$13,893

Options vested and expected to vest at March 31, 2014	7,547	$3.21	3.80	$12,834
Options exercisable at March 31, 2014	4,019	$3.33	3.12	$6,898

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $4.74 per share as of March 31, 2014 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $4,115 and $254 for the three months ended March 31, 2014 and 2013, respectively. The Company realized no significant income tax benefit from stock option exercises during the three months ended March 31, 2014 or 2013. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock-Based Compensation

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

Under Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended
	March 31,
	2014	2013
Dividend yield	—%	—%
Risk-free interest rate	1.20%	0.60%
Expected volatility	49.6%	53.6%
Expected term (years)	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $1.94 and $1.06 per share, respectively.

The Company calculated employee stock-based compensation expense recognized in the three months ended March 31, 2014 and 2013 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

The following table summarizes the consolidated stock-based compensation expense by line items in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2014	2013
Research and development	$2,317	$668
Sales and marketing	101	67
General and administrative	561	510

Total stock-based compensation expense	$2,979	$1,245

The above table includes compensation expense attributable to the contingent consideration potentially issuable to the Blammo employees who were former shareholders of Blammo, which is recorded as research and development expense over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measures the fair value of the contingent consideration each reporting period and only records a compensation expense for the portion of the earn-out target that is likely to be achieved. In addition, the Company is exposed to potential continued fluctuations in the fair market value of the contingent consideration in each reporting period, since re-measurement is impacted by changes in the Company’s share price and the assumptions used by the Company. The Company estimated the total fair value of this liability to be $275 and $368 as of March 31, 2014 and December 31, 2013, respectively. The amount as of March 31, 2014 and March 31, 2013 excludes the 2014 and 2013 contingent consideration earnout that were classified into additional paid-in capital. See Note 3 for further details. During the three months ended March 31, 2014 and 2013, the Company recorded $1,666 and $241 of stock-based compensation expense, respectively, related to this contingent consideration.

As of March 31, 2014, the Company had $5,654 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over a weighted-average period of approximately four years. As of March 31, 2014, the Company had $5,481 of total unrecognized compensation expense related to stock options, net of estimated forfeitures and excluding unvested Blammo stock-based contingent consideration expense, which will be recognized over a weighted average period of 2.52 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Note 9 – Income Taxes

The Company recorded an income tax provision of $444 and $135 for the three months ended March 31, 2014 and 2013, respectively, primarily related to foreign income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. As of March 31, 2014 and December 31, 2013, the total amount of unrecognized tax benefits was $6,550 and $6,538, respectively. As of March 31, 2014 and December 31, 2013, approximately $1,927 and $1,915, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of March 31, 2014, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1,290 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded $18 and $40 of interest on uncertain tax positions during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company had a liability of $298 and $283, respectively, related to interest and penalties for uncertain tax positions.

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

Note 10 – Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews selected financial information on a geographic basis; however this information is included within one operating segment for purposes of allocating resources and evaluating financial performance.

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

	Three Months Ended
	March 31,
	2014	2013
United States of America	$23,386	$11,024
China	3,855	2,247
Americas, excluding the USA	1,967	1,159
EMEA	8,779	5,451
APAC, excluding China	6,593	4,724

	$44,580	$24,605

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2014	2013
Americas	$3,802	$4,108
EMEA	871	899
APAC	64	89

	$4,737	$5,096

Note 11 – Restructuring

During 2013, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the three months ended March 31, 2013, the Company recorded $511 of restructuring plan charges relating to employee termination costs in its Brazil and EMEA offices, and facility-related costs related to streamlining its facility in Kirkland, Washington and additional costs associated with vacating its Brazil office. The Company did not incur any restructuring plan charges during the three months ended March 31, 2014.

Note 12 – Subsequent Events

MGM Warrant

On April 1, 2014, the Company entered into a license agreement with MGM Interactive Inc., United Artists Corporation and Danjaq, LLC pursuant to which the Company will develop and publish a free-to-play mobile game based on the James Bond film franchise. The commercial release by the Company of this mobile game, which is expected to occur in summer 2015, will trigger the vesting of 1,000 shares subject to the warrant that the Company previously issued to MGM Interactive in July 2013.

PlayFirst Acquisition

On April 30, 2014, the Company entered into an Agreement and Plan of Merger with PlayFirst, Inc., a Delaware corporation (“PlayFirst”), Midas Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Sub”), and Fortis Advisors LLC, as Stockholders’ Agent (the “Merger Agreement”). Pursuant to the Merger Agreement, Sub will merge with and into PlayFirst in a statutory reverse triangular merger (the “Merger”"), with PlayFirst surviving the Merger as a wholly owned subsidiary of the Company. PlayFirst, which is based in San Francisco, California, employs approximately 30 people and develops casual games for smartphones and other mobile devices.

If the Merger is consummated, at the closing of the Merger (the “Closing”) (a) the Company will issue to certain of PlayFirst’s stockholders, in exchange for all of the issued and outstanding shares of PlayFirst, a total of 3,000 shares of the Company’s common stock, of which 1,500 shares will be held back by the Company for 24 months to satisfy indemnification claims under the Merger Agreement; and (b) the Company will assume up to $3,550 of PlayFirst debt. Of the 3,000 shares that the Company will issue in the Merger, up to 450 of such shares will be issued to certain PlayFirst employees, one-half of which will be included in the hold back described in the preceding sentence. The total shares that the Company will issue in the Merger is subject to reduction in the event, and to the extent, that PlayFirst’s closing balance sheet reflects a negative net working capital position. All outstanding PlayFirst stock options and warrants will be cancelled at the Closing.

The Merger Agreement contains customary representations, warranties and covenants of each of the parties. The consummation of the Merger is subject to approval by PlayFirst’s stockholders and various other closing conditions. Certain stockholders of PlayFirst, holding a sufficient number of shares of PlayFirst’s capital stock to approve the Merger, have entered into agreements with the Company to vote their shares in favor of the Merger. Either the Company or PlayFirst may terminate the Merger Agreement if the Closing does not occur before May 30, 2014 or July 28, 2014, subject to certain limited exceptions.

Universal Shelf Registration Statement

On April 30, 2014, the Company filed a universal shelf registration statement with the Securities and Exchange Commission. The universal shelf registration statement, if and when declared effective by the Securities and Exchange Commission, will permit the Company to publicly offer and sell, from time to time, up to $150,000 of various types of debt and equity instruments, including common stock, preferred stock, debt securities and warrants. The Company currently intends to use the net proceeds from any sale of securities pursuant to the universal shelf registration statement for general corporate purposes including, without limitation, additions to the Company’s working capital, capital expenditures and potential acquisitions of, or investments in, companies and technologies that complement the Company’s business. Any issuances of securities under the universal shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued and the expected use of the net proceeds from such sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report and (2) the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014. The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2014, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended March 31, 2014 were $44.6 million, an 81.2% increase compared to the three months ended March 31, 2013, in which we reported revenues of $24.6 million. This increase was primarily due to a significant increase in our revenues, which was largely attributable to sales generated from our most successful title launch to date, Deer Hunter 2014, which we globally launched in September 2013, as well as sales generated from Eternity Warriors 3, which globally launched in December 2013. We have concentrated our product development efforts exclusively towards developing new titles for smartphones, tablets and other next-generation platforms, such as the Mac App Store.

The majority of our revenues have historically been derived from Apple’s iOS platform, which accounted for 61.0% and 57.0% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. We generated the majority of these iOS-related revenues through the Apple App Store, which represented 50.6% and 47.6% of our total revenues for the three months ended March 31, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we generated approximately 36.0% and 29.4% of our total revenues for the three months ended March 31, 2014 and 2013, respectively from the Android platform. We generated the majority of our Android-related revenues through the Google Play Store, which represented 23.3% and 19.5% of our total revenues for the three months ended March 31, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our Android-related revenues from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms. We expect the total revenues that we derive from each of Apple and Google to continue to increase in 2014.

To increase our revenues, we must continue to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger user base than we could if we charged users an upfront fee for downloading our games, which was our previous feature phone business model.

However, for us to continue to execute on our strategy, we must continue to improve the retention and monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry. Accordingly, we have implemented a number of measures designed to improve player retention and game monetization. These include hiring a number of new personnel with monetization expertise and including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, part of our strategy is to continue transitioning towards becoming primarily a GaaS company, in which the majority of our future games will be playable online. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to continue to invest in our GaaS technology platform and hire additional monetization, live operations, server technology, user experience and product management personnel to support our transition to becoming a GaaS company.

We also intend to grow our revenues through our third party publishing initiative, Glu Publishing. Glu Publishing is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where Glu will localize and globally publish those games. Because we expect to pay these third party developers royalties, which may include upfront license fees or non-recoupable minimum guarantees, to obtain the rights to publish their games, our gross margins are expected be lower on our revenues generated from our Glu Publishing initiative. To date, we have not generated any material revenues from our Glu Publishing initiative.

In addition, our revenues will continue to depend significantly on growth in the mobile games market and our ability to successfully compete against a continually increasing number of developers, many of whom are larger than us or have other competitive advantages, and the overall strength of the economy, particularly in the United States. Our revenues also depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business. For example, Apple has during the last several years made changes to its app store developer agreement relating to privacy and our ability to include certain types of third-party advertising in our games. Some of these changes have in the past, and may in the future, negatively impact our revenues.

We achieved net income of $133,000 in the three months ended March 31, 2014 versus a net loss of $5.5 million in the three months ended March 31, 2013. This change in our net loss was primarily due to an increase in total revenues of $20.0 million, which was partially offset by an increase in cost of sales of $5.2 million and an increase in operating expenses of $8.6 million. See “—Results of Operations—Comparison of the Three Months Ended March 31, 2014 and 2013” below for further details.

Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Canadian Dollar, and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2013 and the first three months of 2014.

Our ability to attain and sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We increased our spending on sales and marketing initiatives in the first quarter of 2014 compared to the first quarter of 2013 in connection with the launch and promotion of our games, and we anticipate that our sales and marketing expenditures will continue to increase in absolute dollars during 2014, particularly since advertising costs in our industry have generally been rising. We expect that the restructuring measures we implemented in 2012 and 2013, which primarily consisted of headcount reductions and facility streamlining in our San Francisco headquarters and our Washington studio and the winding down of our studio in Brazil, will continue to enable us to hire additional GaaS personnel with monetization expertise without substantially increasing our overall research and development expenses.

Cash and cash equivalents at March 31, 2014 totaled $37.0 million, an increase of $8.5 million from the $28.5 million balance at December 31, 2013. This increase was primarily due to $5.4 million of aggregate proceeds we received from warrant exercises, option exercises and purchases under our employee stock purchase program that occurred during the three months ended March 31, 2014, and $3.8 million of cash provided by operations. These inflows were partially offset by $793,000 of cash used in investing activities. The cash used in investing activities primarily related to leasehold improvements of our San Francisco headquarters and our Washington development studio.

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

ARPDAU is the total free-to-play smartphone revenue – consisting of micro-transactions, advertisements and offers – for the measurement period divided by the number of days in the measurement period divided by the DAU for the measurement period. ARPDAU reflects game monetization. Revenues for purposes of our ARPDAU calculation are our free-to-play revenues from micro-transactions, advertisements, and offers. Under our revenue recognition policy, we recognize these revenues over the estimated average playing period of a user, but our methodology for calculating our DAU does not align with our revenue recognition policy for micro-transactions and offers, under which we defer revenues. For example, if a title is introduced in the last month of a quarter, we defer a substantial portion of the micro-transaction and offer revenue to future months, but the entire DAU for the newly released title is included in the month of launch.

We calculate DAU, MAU and ARPDAU for only our primary distribution platforms, such as Apple’s App Store, the Google Play Store, Amazon’s Appstore and the Mac App Store; we are not able to calculate these metrics across all of our distribution channels. In addition, the platforms that we include for purposes of this calculation have changed over time, and we expect that they will continue to change as our business evolves, but we do not expect that we will adjust prior metrics to take any such additions or deletions of distribution platforms into account. We believe that calculating these metrics for only our primary distribution platforms at a given period is generally representative of the metrics for all of our distribution platforms. Moreover, we rely on the data analytics software that we incorporate into our games to calculate and report the DAU, MAU and ARPDAU of our games, and we make certain adjustments to the analytics data to address inconsistencies between the information as reported and our DAU and MAU calculation methodology. Beginning in the first quarter of 2014, we estimate the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 7), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended March 31, 2014 is aggregate daily DAU for the month of March 2014 calculated for all active smartphone titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended March 31,
	2014	2013
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	7,028	3,894
Aggregate MAU	64,472	40,056
Aggregate ARPDAU	$0.07	$0.06

The increase in aggregate DAU and MAU for the three months ended March 31, 2014 as compared to the same period of the prior year was primarily the result of increased downloads related to the launch of Deer Hunter 2014 and Eternity Warriors 3, which we launched in September 2013 and December 2013, respectively. Our aggregate ARPDAU increased slightly for the three months ended March 31, 2014 as compared to the same period of the prior year, primarily based on the improved ARPDAU performance of new titles released subsequent to the first quarter of 2013. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

Significant Transactions

Public Offering

In September 2013, we sold in an underwritten public offering an aggregate of 7,245,000 shares of our common stock at a public offering price of $2.10 per share for net cash proceeds of approximately $14.0 million after deducting underwriting discounts and other offering expenses.

Blammo Earnout

On August 1, 2011, we completed the acquisition of Blammo Games Inc., or Blammo, by entering into a Share Purchase Agreement among Glu, Blammo and the owners of Blammo’s outstanding share capital (the “Sellers”). Under the Share Purchase Agreement we purchased all of the Blammo share capital, and we (1) issued to the Sellers an aggregate 1,000,000 shares of our common stock and (2) agreed to issue to the Sellers up to an aggregate of an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain baseline and upside Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the years ending March 31, 2013 (up to 909,091 Additional Shares), March 31, 2014 (up to 1,250,000 Additional Shares) and March 31, 2015 (up to 1,153,846 Additional Shares). In May 2013, we issued 742,036 shares to the former Blammo shareholders based on the amount of Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. On May 5, 2014, we issued 434,865 shares to the former Blammo shareholders based on the amount of Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. Since the contingency related to the number of shares to be earned in connection with the target for the year ended March 31, 2014 has been resolved and the number of shares has become fixed, the fair value of these shares, as last re-measured in the amount of $2.1 million has been presented in additional paid-in capital on the condensed consolidated balance sheet as of March 31, 2014.

Critical Accounting Policies and Estimates

Management believes there were no significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2014 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

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

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Revenue by Type
Micro-Transactions	$36,136	$17,508
Advertisements	1,966	1,524
Offers	5,175	1,518
Other	817	2,199
Feature phone	486	1,856

Total Revenues	$44,580	$24,605

Our revenues increased $20.0 million, or 81.2%, from $24.6 million for the three months ended March 31, 2013 to $44.6 million for the three months ended March 31, 2014, which was primarily related to an $18.6 million increase in our revenues from micro-transactions (in-app purchases) and a $4.1 million increase in our revenues from advertisements and offers, driven by the continued success of our Deer Hunter 2014 and Eternity Warriors 3 titles during the first quarter of 2014. These increases were partially offset by a $1.4 million decrease in feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new titles for smartphones, tablets and other next-generation platforms. We generate revenues from micro-transactions, advertisements, offers, and feature phones and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our revenues derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has been less than 1%.

Our revenues do not include approximately $20.7 million of revenues as of March 31, 2014 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $7.6 million, from $13.6 million in the three months ended March 31, 2013 to $21.2 million in the three months ended March 31, 2014. This was primarily related to a $3.5 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts, and a $3.3 million increase in our EMEA revenues. The increase to our international revenues was supplemented by an increase of $12.4 million in our United States revenues, primarily related to increases in smartphone revenues.

Cost of Revenues

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$13,202	$7,462
Amortization of intangible assets	554	1,074

Total cost of revenues	$13,756	$8,536

Revenues	$44,580	$24,605

Gross margin	69.1%	65.3%

Our cost of revenues increased $5.2 million, or 61.2%, from $8.5 million in the three months ended March 31, 2013 to $13.8 million in the three months ended March 31, 2014. This increase was primarily due to a $5.6 million increase in platform commission expense due to a higher volume of revenue transactions through the digital storefronts, and a $542,000 increase in hosting fees to support our free-to-play titles. These increases were partially offset by a $520,000 decrease in amortization of intangible assets primarily related to more intangible assets being fully amortized in beginning of the first quarter of 2014, and a $390,000 decrease in royalties associated with a decline in royalty-burdened revenues. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 89.2% in the three months ended March 31, 2013 to 93.9% in the three months ended March 31, 2014, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 42.2% in the three months ended March 31, 2013 to 26.8% in the three months ended March 31, 2014, due to lower royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 4.6% in the three months ended March 31, 2013 to 1.7% in the three months ended March 31, 2014.

Research and Development Expenses

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Research and development expenses	$15,579	$11,630
Percentage of revenues	34.9%	47.3%

Our research and development expenses increased $3.9 million, or 34.0%, from $11.6 million in the three months ended March 31, 2013 to $15.6 million in the three months ended March 31, 2014. The increase in research and development costs was primarily due to a $1.6 million increase in stock-based compensation expense primarily related to fair value changes of the contingent consideration issued to employees who are former Blammo shareholders as baseline earnout targets were met in the first quarter of 2014, and a $1.5 million increase in salaries, benefits and variable compensation resulting from higher attainment of studio bonuses in the first quarter of 2014. Our research and development headcount decreased from 469 employees at March 31, 2013 to 432 employees at March 31, 2014. The increase in research and development costs was also driven by a $201,000 increase in temporary and consulting fees associated with outsourced quality assurance personnel, and a $195,000 increase in outside services due to higher external developer costs. As a percentage of revenues, research and development expenses decreased from 47.3% in the three months ended March 31, 2013 to 34.9% in the three months ended March 31, 2014. Research and development expenses included $2.3 million of stock-based compensation expense in the three months ended March 31, 2014 and $668,000 in the three months ended March 31, 2013. We anticipate that our research and development expenses will increase in absolute dollars during 2014 as we intend to continue hiring additional GaaS personnel with monetization expertise. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo employee shareholders, as the fair value of the contingent consideration will be measured during each quarter until the end of the earn-out period in March 2015.

Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Sales and marketing expenses	$9,485	$5,008
Percentage of revenues	21.3%	20.4%

Our sales and marketing expenses increased $4.5 million, or 89.4%, from $5.0 million in the three months ended March 31, 2013 to $9.5 million in the three months ended March 31, 2014. The increase was primarily due to a $4.0 million increase in marketing promotions associated with our free-to-play games and an increase of $364,000 in salaries and benefits, as our sales and marketing headcount increased from 28 at March 31, 2013 to 48 at March 31, 2014. As a percentage of revenues, sales and marketing expenses increased from 20.4% in the three months ended March 31, 2013 to 21.3% in the three months ended March 31, 2014. Sales and marketing expenses included $101,000 of stock-based compensation expense in the three months ended March 31, 2014 and $67,000 in the three months ended March 31, 2013. We expect our sales and marketing expenditures to continue to increase in 2014 in absolute dollars in connection with the sales and marketing initiatives we intend to undertake related to the new free-to-play games that we expect to release during 2014, including games we are publishing as part of our Glu Publishing initiative.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
General and administrative expenses	$4,926	$3,919
Percentage of revenues	11.0%	15.9%

Our general and administrative expenses increased $1.0 million, or 25.7%, from $3.9 million in the three months ended March 31, 2013 to $4.9 million in the three months ended March 31, 2014. The increase in general and administrative expenses was primarily due to a $656,000 increase in salaries and benefits resulting from higher attainment of executive bonuses in the first quarter of 2014, and a $275,000 increase in the fair market value of contingent consideration issued to Blammo non-employee shareholders stock-based compensation. Our general and administrative headcount decreased slightly from 69 employees at March 31, 2013 to 67 employees at March 31, 2014. As a percentage of revenues, general and administrative expenses decreased from 15.9% in the three months ended March 31, 2013 to 11.0% in the three months ended March 31, 2014. General and administrative expenses included $561,000 of stock-based compensation expense in the three months ended March 31, 2014 and $510,000 in the three months ended March 31, 2013. We anticipate that our general and administrative expenses will increase in absolute dollars in 2014. In addition, we may also be exposed to continued fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015.

Other Operating Expenses

Our restructuring charge decreased from $511,000 in the three months ended March 31, 2013 to zero in the three months ended March 31, 2014 as no restructuring took place during the first quarter of 2014. Our amortization of intangible assets decreased from $495,000 in the three months ended March 31, 2013 to $127,000 in the three months ended March 31, 2014 due to the non-compete agreements associated with our acquisition of Griptonite in August 2011 being fully amortized in July 2013.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $132,000 in the three months ended March 31, 2013 to net expense of $130,000 in the three months ended March 31, 2014. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax provision increased from $135,000 in the three months ended March 31, 2013 to $444,000 in the three months ended March 31, 2014, primarily relating to increased foreign income taxes. The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At March 31, 2014, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1.3 million within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$1,301	$2,300
Cash provided by (used in) operating activities	3,794	(3,742)
Cash flows used in investing activities	(793)	(558)
Cash flows provided by financing activities	5,443	3,313

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of March 31, 2014, we had an accumulated deficit of $252.1 million.

Operating Activities

In the three months ended March 31, 2014, net cash provided by operating activities was $3.8 million, which was primarily due to an increase in deferred revenues of $2.5 million, an increase in accrued compensation of $415,000, and adjustments for non-cash items, including stock-based compensation expense of $3.0 million, amortization expense of $681,000, depreciation expense of $620,000, net income of $133,000, and a fair value expense adjustment of $304,000 related to the Blammo earnout for non-employee shareholders. These amounts were partially offset by an increase in accounts receivable of $1.4 million, an increase in prepaid expenses and other current assets of $1.2 million, and a decrease in accounts payable of $1.4 million.

In the three months ended March 31, 2013, net cash used in operating activities was $3.7 million, primarily due to a net loss of $5.5 million, a decrease in accrued compensation of $1.1 million due to the payment of bonuses accrued at December 31, 2012, and an increase in accounts receivable of $609,000. These amounts were partially offset by an increase in accounts payable of $550,000, adjustments for non-cash items, including amortization expense of $1.6 million, and stock-based compensation expense of $1.2 million.

Investing Activities

In the three months ended March 31, 2014, we used $793,000 of cash for investing activities primarily related to the renovation of our new San Francisco headquarters and our Washington development studio.

In the three months ended March 31, 2013, we used $558,000 of cash for investing activities resulting primarily from $358,000 of property and equipment purchases and other investments of $200,000.

Financing Activities

In the three months ended March 31, 2014, net cash provided by financing activities was $5.4 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

In the three months ended March 31, 2013, net cash provided by financing activities was $3.3 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $37.0 million as of March 31, 2014. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $8.5 million as of March 31, 2014, most of which were held by our United Kingdom and Russia subsidiary. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of March 31, 2014:

	Payments Due by Period
	Total	2014 (Remaining nine months)	2015-2017	2018-2020	Thereafter
	(in thousands)
Operating lease obligations	$14,611	$2,882	$9,828	$1,901	$—
Guaranteed royalties(1)	643	643	—	—	—
Developer commitments(2)	153	153	—	—	—
Tax liabilities, including interest and penalties(3)	1,448	546	—	—	902
Blammo earn-out (4)	326	—	326	—	—

Total contractual obligations	$17,181	$4,224	$10,154	$1,901	$902

(1)	We have entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, we are required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of March 31, 2014 were $643,000, which are due over the remaining nine months of 2014.
(2)	We from time to time enter into contracts with various external software developers to design and develop games. We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of March 31, 2014 were $153,000, which are due over the remaining nine months of 2014.
(3)	As of March 31, 2014, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” and “accounts payable” on our consolidated balance sheets. As of March 31, 2014, the settlement of $902,000 of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.
(4)	As of March 31, 2014, the contingent consideration issued to the former Blammo shareholders had a fair value of $326,000. The fair value is based on the present value of probability-adjusted revenues related to the Blammo earnout for fiscal 2015.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our market risk profile has not changed significantly during the first three months of 2014.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2014, we had no short-term investments and substantially all $37.0 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of March 31, 2014 and December 31, 2013, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, Russia, Japan, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them. At March 31, 2014, Apple accounted for 48.5%, and Google accounted for 14.1% of total accounts receivable. At December 31, 2013, Apple accounted for 46.3%, and Google and Jirbo (dba AdColony) each accounted for 11.1% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 90 countries in more than 20 different currencies, and in 2013 and the first three months of 2014, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we had been infringing two of Lodsys’ patents, and sought unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper. In June 2013, we filed an answer to Lodsys’s complaint (i) denying all of Lodsys’s claims, (ii) setting forth certain affirmative defenses to Lodsys’s claims and (iii) asserting counterclaims that we do not infringe the Lodsys patents and that the Lodsys patents are invalid. In December 2013, without admitting infringement or liability, we entered into a patent sub-license agreement and a settlement agreement with Lodsys to settle the dispute for an immaterial amount. In January 2014, the Court dismissed the complaint against us with prejudice.

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

We have incurred significant losses since inception, including a net loss of $20.5 million in 2012 and a net loss of $19.9 million in 2013. We achieved net income of $133,000 for the three months ended March 31, 2014, though we do not expect to be profitable in the second quarter of 2014. As of Marh 31, 2014, we had an accumulated deficit of $252.1 million. We expect our costs in 2014 to increase in absolute dollars over 2013 levels as we implement additional initiatives designed to increase revenues, such as developing games with greater complexity and higher production values, making investments related to our continued transition to becoming a GaaS company, increasing the amount we spend in acquiring new players and otherwise marketing our new titles (which costs are expected to increase over last year, particularly since advertising costs in our industry have generally been rising), and paying upfront license fees or minimum guarantees to secure licenses to third party intellectual property, including in connection with our Glu Publishing business. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable on a sustained basis. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

We have a relatively new and evolving business model.

In early 2010, we changed our business model to focus on becoming a leading developer and publisher of “free-to-play” games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We launched our first free-to-play titles in the fourth quarter of 2010, so we have a relatively short history operating under this business model. This limits the experience upon which we can draw when making operating decisions. In addition, part of our strategy is to continue transitioning towards becoming a GaaS company in which the majority of our future free-to-play games will be playable online, and we may not successfully execute this transition. Our efforts to develop free-to-play games and transition towards becoming a GaaS company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

•	we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our limited experience in offering the features that are often associated with free-to-play games published by GaaS companies, such as tournaments, live events and more frequent content updates;

•	we intend to continue to develop the majority of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	many well-funded public and private companies have released, or plan to release, free-to-play games, including those provided under the GaaS model, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	free-to-play games, including those delivered as a service, have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which at best only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	we may have difficulty hiring the additional monetization, live operations, server technology, user experience and product management personnel that we require to support our continued transition to becoming a GaaS company, or may face difficulties in developing our GaaS technology platform and incorporating it into our products;

•	we will depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these devices to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached a settlement with Apple in January 2014 on this issue), and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenues that we derive from in-app purchases.

Since our free-to-play games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth. However, we rely on a very small portion of our total players for nearly all of our revenues derived from in-app purchases (as opposed to advertisements and incentivized offers). Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has been less than 1%. To significantly increase our revenues, we must increase the number of players who convert into a paying player by making in-app purchases, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games. We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user). We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not succeed in our transition to becoming a GaaS company. If we are unable to convert non-paying players into paying players or if the average amount of revenues that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 61.0% of our total revenues for the three months ended March 31, 2014 compared with 57.0% of our total revenues for the three months ended March 31, 2013. We generated the majority of these iOS-related revenues from the Apple App Store, which represented 50.6% and 47.6% of our total revenues for the three months ended March 31, 2014 and 2012, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 36.0% and 29.4% of our total revenues for the three months ended March 31, 2014 and 2013, respectively, from the Android platform. We generated the majority of our Android-related revenues from the Google Play Store, which represented 23.3% and 19.5% of our total revenues for the three months ended March 31, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our games released in 2013 being featured on their storefronts when they were commercially released. If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

We also rely on the continued functioning of the Apple App Store and the Google Play Store. In the past these digital storefronts have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If either of these events recurs on a prolonged basis or other similar issues arise that impact our ability to generate revenues from these storefronts, it would have a material adverse effect on our revenues and operating results. In addition, if these storefront operators fail to provide high levels of service, our players’ ability to access our games may be interrupted or players may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand.

The operators of digital storefronts on which we publish our free-to-play games and the advertising channels through which we acquire some of our players in many cases have the unilateral ability to change and interpret the terms of our and others’ contracts with them.

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator. For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts. Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us. In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator. Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenues thereafter. In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers and will likely continue to negatively impact our revenues in future periods. Most recently, in the second quarter of 2014, Apple changed its game rating methodology which has resulted in all of our games that include gun violence receiving a 17+ rating, which could potentially negatively impact the number of people playing these “shooter” games and the revenues we generate from these games. If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

In addition, in the first quarter of 2014, Facebook prohibited HasOffers, whose software development kit we had incorporated into our games to track advertising metrics, from participating in Facebook’s mobile measurement program because Facebook asserted that HasOffers had violated its agreement with Facebook. As a result, we removed HasOffers’ software development kit from our games and replaced them with a new vendor. While this change did not adversely impact our revenues or operations, any similar changes or prohibitions in the future could negatively impact our revenues or otherwise materially harm our business, and we may not receive significant or any advance warning of such change.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For players, we compete primarily on the basis of game quality, brand and customer reviews. We compete for promotional and storefront placement based on these factors, as well as our relationship with the digital storefront owner, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners or carriers. We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including DeNA, Gameloft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon and Zynga and many well-funded private companies, including Kabam, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Disney, Electronic Arts (EA Mobile), Take-Two Interactive and Warner Brothers, whose games for smartphones and tablets are primarily premium rather than free-to-play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than one million applications, including more than 200,000 active games, were available on Apple’s U.S. App Store as of April 30, 2014. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the free-to-play games and GaaS business models and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience and effectiveness integrating community features into their games, operating as a GaaS company and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed user bases from their existing mobile games;

•	larger installed user bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	our ability to increase the number of our paying players and the amount that each paying player spends in our games;

•	the popularity and monetization rates of our new games released during the quarter and the ability of games released in prior periods to sustain their popularity and monetization rates;

•	the number and timing of new games released by us and our competitors, particularly those games that may represent a significant portion of revenues in a quarter, which timing can be impacted by internal development delays, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;

•	changes in the prominence of storefront featuring for our games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;

•	changes in the mix of revenues derived from first party titles versus third party titles;

•	changes in the amount of money we spend marketing our titles in a particular quarter, including the average amount we pay to acquire each new user, as well as changes in the timing of these marketing expenses within the quarter;

•	decisions by us to incur additional expenses, such as increases in research and development, or unanticipated increases in vendor-related costs, such as hosting fees;

•	the timing of successful mobile device launches;

•	the seasonality of our industry;

•	changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within our games;

•	fluctuations in the fair market value of the contingent consideration issued to the Blammo non-employee shareholders, as the fair value of the contingent consideration will be measured during each reporting period until the end of the earn-out period in March 2015;

•	the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2012, we impaired $3.6 million of our goodwill related to our APAC reporting unit, and in 2013 we impaired $435,000 related to contractual minimum guarantee commitments in our Glu Publishing business; and

•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

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

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property. Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games. If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. The majority of our successful free-to-play games are in the action/adventure genre, and we expect that the majority of the games that we will release in 2014 will be in that category. Some of these games contain violence or other content that certain consumers may find objectionable. For example, Apple has assigned several of our shooter games, including our recently released Frontline Commando 2 game, a 17-and-older rating due to its violence. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one of which did not depict blood. Despite these ratings and precautions, consumers may be offended by certain of our game content games and children to whom these games are not targeted may choose to play them without parental permission nonetheless. In addition, one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms. Similarly, if one of our games is introduced with defects or has playability issues, it could results in negative user reviews and damage our brand. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time. Our growth depends on our ability to consistently launch new games that generate significant revenues. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. We have since that time failed to consistently release titles that generate significant revenues, which has resulted in our inability to grow our revenues on a quarterly basis. However, our Deer Hunter 2014 title that we released late in the third quarter of 2013 accounted for a significant portion of our revenues in the first quarter of 2014, and we expect this title to continue to represent a significant portion of our revenues in the second quarter of 2014. We expect revenues from Deer Hunter 2014 to gradually decline over time in a manner similar manner to our other titles, and we must continue to launch new games that generate significant revenues to continue to grow revenues in the future. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids. Amazon may terminate its agreement with us upon 30 days’ notice. Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration could. In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform. As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, some users of our Android-based games have experienced issues receiving the virtual currency that they purchased and paid for. In addition, in the fourth quarter of 2013, our Eternity Warriors 3 title was inoperable for approximately eight consecutive hours due to technical issues with our GaaS platform. Further, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose players of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose players or revenues or incur substantial repair costs and distract management from operating our business.

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

We have recently formed Glu Publishing, which is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where Glu will localize and globally publish those games. Our Glu Publishing business will expose us to a number of potential operational and legal risks. For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guarantees in order to obtain the rights to publish their games, and we may need to spend significant money marketing these games after they have been commercially launched. If the games are not commercially successful because they do not appeal to a Western audience, because of our limited experience in publishing other developers’ games or for any other reason, it will negatively impact our operating results. Further, in the third quarter of 2013, we were required to take an impairment charge of $435,000 related to certain minimum guarantee commitments. In addition, if any of the third party developers with which we work have created their games by infringing another party’s intellectual property or otherwise violating their rights, or if these games violate applicable laws and regulations, such as with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company. Competition for qualified management, game development and other staff is intense. Attracting and retaining qualified personnel may be particularly difficult for us if our stock price remains relatively depressed, since individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. As we continue to develop expertise in free-to-play mobile gaming, operating a GaaS company and monetization in particular, our competitors may increasingly seek to recruit our employees, particularly from our development studios. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

As of March 31, 2014, we had $37.0 million of cash and cash equivalents. If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements or if we wish to strengthen our balance sheet, we will need to seek additional capital, potentially pursuant to our recently filed universal shelf registration statement, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, particularly given our current stock price, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with the restatement of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this reassessment using the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, management had concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of a material weakness related to the application of revenue accounting guidance to our revenues for sales through digital storefronts. This control deficiency resulted in the misstatement of our revenues and cost of revenues, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years). Although we have remediated this material weakness, if we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

Our acquisition activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

We have acquired, and may continue to acquire, companies, products and technologies that complement our strategic direction, including our recently announced agreement to acquire PlayFirst, Inc. Acquisitions involve significant risks and uncertainties, including:

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

In addition, if we issue equity securities as consideration in an acquisition, as we did for our acquisitions of Griptonite, Inc., Blammo Games Inc. and GameSpy Industries, Inc., our current stockholders’ percentage ownership and earnings per share would be diluted. For example, under our Blammo acquisition agreement, the former Blammo shareholders earned 742,036 shares of a possible 909,091 shares for the year ended March 31, 2013 and 434,865 of a possible 1,250,000 shares for the year ended March 31, 2014. The former Blammo shareholders may earn up to a total of 1,153,846 shares of our common stock if Blammo achieves certain net revenue targets during the years ending March 31, 2015. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 90 countries in more than 28 different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in 2013 and the first three months of 2014, and expect to experience continued significant fluctuations in the future. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of these expenses being higher and/or the dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could negatively impact our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 53.9% and 46.6% of our revenues in 2013 and 2012, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets. Risks affecting our international operations include:

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

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles became effective in April 2014. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the Federal Trade Commission recently reached a settlement agreement with Apple on this subject. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Electronic Arts, King Digital Entertainment and Zynga.

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

GLU MOBILE INC.

Date: May 12, 2014	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Eric R. Ludwig
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