Form 10-Q
period 2014-06-30
GLU MOBILE INC
filed 2014-08-11
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2014: 96,286,054.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended June 30, 2014

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and the Three and Six Months Ended June 30, 2013	4

Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and the Three and Six Months Ended June 30, 2013	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and June 30, 2013	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4. CONTROLS AND PROCEDURES	37

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	38

ITEM 1A. RISK FACTORS	38

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	54

ITEM 4. MINE SAFETY DISCLOSURES	54

ITEM 5. OTHER INFORMATION	54

ITEM 6. EXHIBITS	54

SIGNATURES	55

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$71,456	$28,496
Accounts receivable, net	15,963	18,305
Prepaid expenses and other	6,496	7,663

Total current assets	93,915	54,464
Property and equipment, net	4,272	5,096
Restricted cash	1,790	1,730
Other long-term assets	630	637
Intangible assets, net	8,049	5,599
Goodwill	30,809	19,485

Total assets	$139,465	$87,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,198	$10,657
Accrued liabilities	2,458	1,971
Accrued compensation	8,239	5,378
Accrued royalties	1,556	1,727
Deferred revenues	14,738	18,224

Total current liabilities	36,189	37,957
Other long-term liabilities	2,248	2,357

Total liabilities	38,437	40,314

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at June 30, 2014 and December 31, 2013; 94,808 and 78,464 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	9	8
Additional paid-in capital	356,352	298,593
Accumulated other comprehensive income	513	307
Accumulated deficit	(255,846)	(252,211)

Total stockholders’ equity	101,028	46,697

Total liabilities and stockholders’ equity	$139,465	$87,011

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$40,910	$24,445	$85,490	$49,050
Cost of revenues:
Platform commissions, royalties and other	12,432	7,670	25,634	15,132
Amortization of intangible assets	441	1,078	995	2,152

Total cost of revenues	12,873	8,748	26,629	17,284

Gross profit	28,037	15,697	58,861	31,766

Operating expenses:
Research and development	17,297	11,224	32,876	22,854
Sales and marketing	7,989	5,143	17,474	10,151
General and administrative	6,131	3,852	11,057	7,771
Amortization of intangible assets	127	495	254	990
Restructuring charge	159	937	159	1,448

Total operating expenses	31,703	21,651	61,820	43,214

Loss from operations	(3,666)	(5,954)	(2,959)	(11,448)
Interest and other income/(expense), net:
Interest income	7	4	13	7
Other (expense)/income, net	(31)	159	(167)	288

Interest and other (expense)/income, net	(24)	163	(154)	295

Loss before income taxes	(3,690)	(5,791)	(3,113)	(11,153)
Income tax benefit/(provision)	(78)	2,870	(522)	2,735

Net loss	$(3,768)	$(2,921)	$(3,635)	$(8,418)

Net loss per common share — basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.12)
Weighted average common shares outstanding — basic and diluted	85,549	69,812	82,634	68,105

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(3,768)	$(2,921)	$(3,635)	$(8,418)

Other comprehensive income/(loss):
Foreign currency translation adjustments	122	389	206	133
Reclassification to net loss (1)	—	(238)	—	(238)

Other comprehensive income/(loss)	122	151	206	(105)

Comprehensive loss	$(3,646)	$(2,770)	$(3,429)	$(8,523)

(1)	The reclassification to net loss relates to the write-off of cumulative translation adjustment upon substantial liquidation of the Company’s Brazilian entity and is recognized in Restructuring charge in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013.

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,635)	$(8,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,227	1,392
Amortization of intangible assets	1,249	3,142
Stock-based compensation	7,545	1,981
Change in fair value of Blammo earnout	835	(18)
Non-cash foreign currency remeasurement (gain)/loss	167	(266)
Impairment of prepaid royalties and guarantees	140	—
Non-cash restructuring charges	—	244
Changes in allowance for doubtful accounts	(176)	24
Changes in operating assets and liabilities:
Accounts receivable	3,311	1,336
Prepaid expenses and other assets	972	160
Accounts payable	(2,852)	1,740
Accrued liabilities	456	32
Accrued compensation	2,978	(1,565)
Accrued royalties	54	(988)
Deferred revenues	(3,491)	(1,598)
Accrued restructuring charge	—	(45)
Other long-term liabilities	(12)	(2,779)

Net cash provided by (used in) operating activities	8,768	(5,626)

Cash flows used in investing activities:
Purchase of property and equipment	(1,237)	(785)
Restricted cash	(60)	(1,730)
Other investing activities	—	(200)
Net cash paid for acquisitions	(289)	—

Net cash used in investing activities	(1,586)	(2,715)

Cash flows from financing activities:
PlayFirst payments on acquired line of credit and term loan	(2,340)	—
Proceeds from public offering, net	32,336	—
Proceeds from exercise of warrants and issuance of common stock	783	4,237
Taxes paid related to net share settlement of equity awards	(283)	—
Proceeds from exercise of stock options and ESPP	5,244	982

Net cash provided by financing activities	35,740	5,219

Effect of exchange rate changes on cash	38	(72)

Net increase/(decrease) in cash and cash equivalents	42,960	(3,194)
Cash and cash equivalents at beginning of period	28,496	22,325

Cash and cash equivalents at end of period	$71,456	$19,131

Supplemental disclosure of cash flow information
Common stock issued for acquisition of PlayFirst	$11,141	$—
Common stock issued for property and equipment	$—	$189
Common stock issuable as contingent consideration earned	$3,750	$2,263

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

The Company has incurred recurring losses from operations since inception and had an accumulated deficit of $255,846 as of June 30, 2014. For the three and six months ended June 30, 2014, the Company generated a net loss of $3,768 and $3,635, respectively. The Company has in the past and may continue to incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve and sustain profitability and its intended business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2014 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2014 and 2013, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of June 30, 2014 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Apple	43.4%	53.3%	47.2%	50.4%
Google	28.4	17.9	25.7	18.7

At June 30, 2014, Apple Inc. (“Apple”) accounted for 41.3%, Upsight (successor-in-interest to Medium Entertainment, dba PlayHaven) accounted for 16.1%, and Google Inc. (“Google”) accounted for 14.0% of total accounts receivable. At December 31, 2013, Apple accounted for 46.3%, and Jirbo (dba AdColony) and Google each accounted for 11.1% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Note 2 – Net Loss Per Share

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(3,768)	$(2,921)	$(3,635)	$(8,418)

Basic and diluted shares used to compute net loss per share:
Weighted average common shares outstanding	86,340	69,902	83,075	68,196
Weighted average common shares subject to restrictions	(791)	(90)	(441)	(91)

Weighted average shares used to compute basic and diluted net loss per share	85,549	69,812	82,634	68,105

Net loss per share — basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.12)

The following weighted average options to purchase common stock, warrants to purchase common stock, shares of common stock subject to restrictions, shares contingently issuable in connection with the Blammo earnout (as described below in Note 3 – Fair Value Measurements), and restricted stock units (“RSUs”) have been excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Warrants to purchase common stock	3,786	1,363	3,102	2,560
Common shares subject to restrictions	791	90	441	91
Options to purchase common stock	8,343	10,559	7,585	10,599
Contingently issuable shares of common stock	750	—	375	377
RSUs	4,305	538	2,934	269

	17,975	12,550	14,437	13,896

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of June 30, 2014 and December 31, 2013, the Company had $71,456 and $28,496, respectively, in cash and cash equivalents. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo is a developer of free-to-play games for Digital Storefronts located in Toronto, Canada. Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock plus up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieved certain Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015.

In May 2013, the Company issued 742 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013, and in May 2014, the Company issued 435 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. Since the contingency related to the number of shares earned in connection with the targets for the years ended March 31, 2013 and 2014 was resolved and the number of shares became fixed as of March 31, 2013 and 2014, the fair values of these shares as then last re-measured in the amount of $2,263 and $2,071, respectively, have been presented in additional paid-in capital in the Company’s condensed consolidated balance sheet since March 31, 2013 and 2014. As of June 30, 2014, the Company and the former Blammo shareholders reached a mutual understanding of a change in the vesting condition of the last tranche of earnout shares and agreed to settle for a fixed number of shares. On July 11, 2014, the Company and the former Blammo shareholders entered into a formal agreement memorializing this mutual agreement, pursuant to which the Company agreed to issue to the former Blammo shareholders 750 Additional Shares in lieu of the opportunity to earn up to 1,154 Additional Shares for the year ending March 31, 2015 (“Fiscal 2015”) if Blammo were to generate $15,000 in Net Revenues during Fiscal 2015. Since the contingency related to the number of shares to be earned in connection with the target for Fiscal 2015 was resolved as of June 30, 2014, and the number of shares has become fixed, the fair value of these shares in the amount of $3,750 has been presented in additional paid-in capital on the Company’s condensed consolidated balance sheet as of June 30, 2014.

Three of the five Sellers are also employees of Blammo. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo was not considered part of the purchase price, since vesting was contingent upon these employees’ continued service during the earn-out periods. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who are not employees of Blammo was recorded as part of the purchase accounting and was fair valued at each subsequent reporting period. During the three and six months ended June 30, 2014, the Company recorded fair value expense adjustments of $531 and $835, respectively, which represent the changes in fair value of the non-employee contingent consideration for both respective periods. During the three and six months ended June 30, 2013, the Company recorded fair value income adjustments of $48 and $18, respectively. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense in the Company’s condensed consolidated statements of operations.

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. As of June 30, 2014, the Company recorded no contingent consideration liability, as the final tranche of Blammo earnout shares had been earned and recorded in additional paid-in capital. As of December 31, 2013, the Company recorded a contingent consideration liability of $427, of which $329 was recorded as a current liability in accrued compensation as settlement was less than one year. The Company used a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the three and six months ended June 30, 2013 included a discount rate of 35.0%, volatility of 37.0%, risk-free rates of between 0.12% and 0.31% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input.

Note 4 – Balance Sheet Components

Accounts Receivable

	June 30,	December 31,
	2014	2013
Accounts receivable	$16,246	$18,764
Less: Allowance for doubtful accounts	(283)	(459)

	$15,963	$18,305

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three and six months ended June 30, 2014 and 2013.

Prepaid expenses and other

	June 30,	December 31,
	2014	2013
Deferred platform commission fees	3,670	4,516
Prepaid royalties	562	740
Prepaids and other	2,264	2,407

	$6,496	7,663

Property and Equipment

	June 30,	December 31,
	2014	2013
Computer equipment	$6,334	$6,134
Furniture and fixtures	876	862
Software	$6,546	6,290
Leasehold improvements	$2,680	2,768

	16,436	16,054
Less: Accumulated depreciation and amortization	(12,164)	(10,958)

	$4,272	$5,096

Depreciation expense for the three months ended June 30, 2014 and 2013 was $607 and $661, respectively. Depreciation expense for the six months ended June 30, 2014 and June 30, 2013 was $1,227 and $1,392, respectively.

Other Long-Term Liabilities

	June 30,	December 31,
	2014	2013
Deferred rent	1,094	1,131
Uncertain tax position obligations	922	890
Other	232	336

	$2,248	$2,357

Note 5 – Business Combinations

PlayFirst, Inc.

On May 14, 2014, the Company completed the acquisition of PlayFirst, Inc. (“PlayFirst”) pursuant to the Agreement and Plan of Merger, dated as of April 30, 2014, by and among the Company, PlayFirst, Midas Acquisition Corp., a wholly owned subsidiary of the Company (“Sub”), and Fortis Advisors LLC, as Stockholders’ Agent (the “Merger Agreement”). At the closing of the transaction (the “Closing”), Sub merged with and into PlayFirst in a statutory reverse triangular merger (the “Merger”), with PlayFirst surviving the Merger as a wholly owned subsidiary of Glu. PlayFirst, which is based in San Francisco, California, employs approximately 30 people and develops casual games for smartphones and other mobile devices. The Company acquired PlayFirst to leverage its casual game expertise, assembled workforce and existing mobile games in order to expand and enhance the Company’s game offerings on smartphones and tablets.

The purchase price consideration was $11,553, representing 2,955 shares of the Company’s common stock valued at $3.91 per share. The number of shares comprising the purchase price consideration was reduced from 3,000 shares to 2,955 shares due to a working capital adjustment. In addition, the Company withheld a total of 106 shares to cover stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders, which resulted in the Company issuing a total of 2,849 shares valued at $11,141 and paying $412 in cash. Of the 2,849 shares issued in the acquisition, 1,500 are being held in escrow and will be retained by the Company for 24 months to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, the Company assumed approximately $3,480 of PlayFirst net liabilities. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the Closing.

The allocation of the purchase price is preliminary and based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$123
Accounts receivable, net	737
Other current assets	145
Property and equipment	15
Intangible assets:
Titles, content and technology	2,200
In Process Research and Development	800
Customer contract and related relationships	700
Goodwill	11,333

Total assets acquired	16,053

Liabilities assumed:
Accounts payable	(1,509)
Other accrued liabilities	(651)
Line of credit	(890)
Term loan	(1,450)

Total liabilities acquired	(4,500)

Net acquired assets	$11,553

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $3,700 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $682 in acquisition and transitional costs associated with the acquisition of PlayFirst during the three and six months ended June 30, 2014, which were primarily general and administrative related.

The Company allocated the residual value of $11,333 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the PlayFirst acquisition is not deductible for tax purposes.

Valuation Methodology

The Company engaged a third-party valuation firm to aid management in its analyses of the fair value of PlayFirst. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

As of the valuation date, PlayFirst was in the process of developing a game, which is expected to be launched in the fourth quarter of 2014, and the Company has estimated the majority of the revenues associated with this game will be generated in the remainder of 2014 and 2015.

The Company valued titles, content and technology, and in-process research and development using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue, cost of goods sold, and operating expenses for PlayFirst’s legacy titles, the future amortization tax benefit of the legacy titles, and a discount rate of between 20% and 35%.

The Company valued customer relationships using the replacement cost method of the cost approach and based on the perceived value that a market participant would ascribe to the PlayFirst customer relationships, which include existing relationships with Amazon, Apple and Google. Key assumptions used in valuing customer relationships included legal fees and opportunity costs in re-establishing such relationships.

Pro Forma Financial Information

The results of operations for PlayFirst and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s condensed consolidated financial statements since the date of acquisition. For the period ended June 30, 2014 and since the date of acquisition, PlayFirst contributed approximately $669 to the Company’s gross revenue and increased net losses by $928. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of PlayFirst for the periods shown as if the acquisition of PlayFirst had occurred on January 1, 2013. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total pro forma revenues	$41,698	$27,283	$88,738	$57,909
Pro forma net loss	(4,670)	(4,613)	(5,133)	(12,937)
Pro forma net loss per share — basic and diluted	$(0.05)	$(0.06)	$(0.06)	$(0.18)

All of the goodwill related to the PlayFirst transaction was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

Note 6 – Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011, GameSpy in 2012 and PlayFirst in 2014, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2014 and December 31, 2013 were as follows:

		June 30, 2014			December 31, 2013
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	3 yrs	$15,136	$(12,558)	$2,578	$12,851	$(12,165)	$686
Catalogs	1 yr	1,326	(1,326)	—	1,283	(1,283)	—
ProvisionX Technology	6 yrs	218	(218)	—	211	(211)	—
Carrier contract and related relationships	5 yrs	20,614	(19,921)	693	19,940	(19,645)	295
Licensed content	5 yrs	3,028	(3,028)	—	3,040	(3,040)	—
Service provider license	9 yrs	479	(348)	131	482	(324)	158
Trademarks	7 yrs	5,230	(1,838)	3,392	5,230	(1,480)	3,750

		46,031	(39,237)	6,794	43,037	(38,148)	4,889

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,414	(1,414)	—	1,368	(1,368)	—
Noncompete agreement	4 yrs	5,472	(5,017)	455	5,452	(4,742)	710

Total intangibles assets subject to amortization		6,886	(6,431)	455	6,820	(6,110)	710
In-process research and development	n/a	800	—	800	—	—	—

Total intangibles assets, net		$53,717	$(45,668)	$8,049	$49,857	$(44,258)	$5,599

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. The Company acquired $3,700 of identifiable intangible assets from its acquisition of PlayFirst. See Note 5 for further details.

During the three months ended June 30, 2014 and 2013, the Company recorded amortization expense in the amounts of $441 and $1,078, respectively, in cost of revenues. During the six months ended June 30, 2014 and 2013, the Company recorded amortization expense in the amounts of $995 and $2,152, respectively, in cost of revenues. During the three months ended June 30, 2014 and 2013, the Company recorded amortization expense in the amounts of $127 and $495, respectively, in operating expenses. During the six months ended June 30, 2014 and 2013, the Company recorded amortization expense in the amounts of $254 and $990, respectively, in operating expenses.

As of June 30, 2014, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2014 (remaining six months)	$1,047	$254	$1,301
2015	1,894	201	2,095
2016	1,638	—	1,638
2017	1,129	—	1,129
2018 and thereafter	1,086	—	1,086

Total intangible assets subject to amortization	6,794	455	7,249
In-process research and development	—	—	800

Total intangible assets, net	$6,794	$455	$8,049

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo, Griptonite and PlayFirst acquisitions as of June 30, 2014. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. All of the goodwill attributable to the GameSpy, Blammo, Griptonite and PlayFirst acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

In the valuation of the goodwill balance for Griptonite, Blammo, MIG, GameSpy and PlayFirst the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite, Blammo and PlayFirst studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also used the GameSpy acquired workforce and expertise to help in its development efforts for its games-as-a-service technology platform, and these synergies are reflected in the value of goodwill recognized.

Goodwill by reporting unit for the periods indicated was as follows:

	June 30, 2014				December 31, 2013
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$42,946	$25,354	$24,296	$92,596	$42,946	$25,354	$24,251	$92,551
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

	18,075	—	1,410	19,485	18,075	—	1,365	19,440
Goodwill Acquired during the year	11,333	—	—	11,333	—	—	—	—
Effects of Foreign Currency Exchange	—	—	(9)	(9)	—	—	45	45

Balance as of period ended:	29,408	—	1,401	30,809	18,075	—	1,410	19,485
Goodwill	54,279	25,354	24,287	103,920	42,946	25,354	24,296	92,596
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

Balance as of period ended:	$29,408	$—	$1,401	$30,809	$18,075	$—	$1,410	$19,485

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

Note 7 – Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the three months ended June 30, 2014 and 2013 was $956 and $791, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $1,858 and $1,476, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $1,094 and $1,131 at June 30, 2014 and December 31, 2013, respectively, and was included within other long-term liabilities.

In April 2013 and June 2013, Company entered into lease agreements for space at its San Francisco headquarters and Washington offices that will expire on March 31, 2018 and September 30, 2020, respectively. On May 16, 2014, the Company entered into a lease amendment for its Washington offices to expand the rentable square footage by 13 square feet and amended the lease payment schedule. In addition, the deposit for the letter of credit related to the lease was increased by $60. The Company has provided deposits for lines of credit totaling $1,790 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2014.

At June 30, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2014 (remaining six months)	$2,195
2015	4,378
2016	3,771
2017	2,944
2018	1,329
2019 and thereafter	1,733

$16,350

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of June 30, 2014 were $362, which are due over the remaining six months of 2014.

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of June 30, 2014 were $200, which are due over the remaining six months of 2014. These developer commitments reflect the Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed. The Company expenses developer commitments as services are provided.

Income Taxes

As of June 30, 2014, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” on the Company’s unaudited condensed consolidated balance sheets. As of June 30, 2014, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2014 or December 31, 2013.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of June 30, 2014 or December 31, 2013.

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

Note 8 – Stockholders’ Equity

Acquisition

On May 14, 2014, as consideration for its acquisition of PlayFirst, the Company issued an aggregate of 2,849 shares of its common stock to PlayFirst shareholders, which is net of shares withheld to cover a net working capital adjustment, stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders. In addition, the Company assumed approximately $3,480 of net PlayFirst liabilities.

Shares Issued in Connection with the Blammo Earnout

In May 2013, the Company issued 742 shares to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. In May 2014, the Company issued 435 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. Based on a mutual understanding that was reached on June 30, 2014, in July 2014, the Company issued 750 shares of common stock to the former Blammo shareholders in lieu of the opportunity that the former Blammo shareholders otherwise would have had under the Share Purchase Agreement to earn up to 1,154 shares of the Company’s common stock for Fiscal 2015. The fair values of these earnout amounts have been presented in additional paid-in capital on the Company’s condensed consolidated balance sheet as of June 30, 2014. See Note 3 for more information about this issuance.

Public Offerings

In June 2014, the Company sold in an underwritten public offering an aggregate of 9,861 shares of its common stock at a public offering price of $3.50 per share for net cash proceeds of approximately $32,070 after underwriting discounts and other offering expenses.

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

Warrants to Purchase Common Stock

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that gives MGM the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $3.00 per share (the “Warrant”), subject to certain adjustments for dividends, reorganizations and other common stock events. Of the 3,333 shares of the Company’s common stock underlying the Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares will vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. The Warrant expires on July 15, 2018. Under ASC 505, Equity-Based Payments to Non-Employees, the Company estimated the fair value of the vested shares of the Warrant on the grant date using the Black-Scholes option valuation model and the weighted average assumptions. The Company recorded the warrant issuance as a non-cash warrant related expense in cost of revenues for warrant shares immediately vested upon signing of the agreement, as such vesting was not tied to any game release nor to any specific intellectual property license. During the three and six months ended June 30, 2014, the Company did not incur any expenses related to the Warrant. In July 2014, MGM exercised 667 vested shares pursuant to which the Company received aggregate cash proceeds of $2,000.

In April 2014, the Company entered into a license agreement with MGM, United Artists Corporation and Danjaq, LLC pursuant to which the Company will develop and publish a free-to-play mobile game based on the James Bond film franchise. The commercial release by the Company of this mobile game, which is expected to occur in summer 2015, will trigger the vesting of an additional 1,000 shares subject to the Warrant.

During the six months ended June 30, 2014 and 2013, respectively, investors exercised warrants to purchase 522 and 2,825 shares of the Company’s common stock, and the Company received gross proceeds of $783 and $4,237, respectively, in connection with these exercises. These exercised warrants were issued by the Company in August 2010 in connection with a private placement transaction.

Warrants outstanding as of June 30, 2014 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
August 2010 - Warrants issued in private offering	5	$1.50	452
July 2013 - Warrant issued to MGM	5	$3.00	3,333

			3,785

Note 9 – Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, and other stock-based awards to employees, non-employee directors and consultants. In April 2013, the Company’s Board of Directors approved, and in June 2013, the Company’s stockholders approved, the amended and restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”). The Amended 2007 Plan includes an increase of 7,200 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock, RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.39 shares. When a stock-based award that is not a full value award is cancelled, the underlying shares are returned to the pool of shares available for grant at a ratio of 1.39 shares for each share cancelled. As of June 30, 2014, 1,294 shares were available for future grants under the Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of June 30, 2014, 1,414 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but effective November 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. As of June 30, 2014, 316 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the six months ended June 30, 2014 is as follows:

Shares
Available
Balances at December 31, 2013	4,890
Share-based awards granted (1)	(4,238)
Share-based awards canceled (2)	958

Balances at June 30, 2014	1,610

(1)	Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 reduce the number of shares available for grant by 1.39 shares for each share subject to an RSU award.
(2)	RSUs granted after June 6, 2013 that are forfeited and returned to the pool of shares available for grant increase the pool by 1.39 shares for each share subject to an RSU that is forfeited.

RSU Activity

A summary of the Company’s RSU activity for the six months ended June 30, 2014, is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2013	2,578	$2.91
Granted	2,567	3.67
Vested	(207)	2.74
Forfeited	(234)	3.47

Awarded and unvested, June 30, 2014	4,704	$3.30

Restricted stock units expected to vest, June 30, 2014	3,646

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2013	10,399	$2.98
Options granted	755	3.93
Options canceled	(585)	3.81
Options exercised	(2,250)	2.09

Balances at June 30, 2014	8,319	$3.24	3.84	$15,744

Options vested and expected to vest at June 30, 2014	7,704	$3.24	3.76	$14,657
Options exercisable at June 30, 2014	4,270	$3.24	3.06	$8,587

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $5.00 per share as of June 30, 2014 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $4,699 and $417 for the six months ended June 30, 2014 and 2013, respectively. The Company realized no significant income tax benefit from stock option exercises during the three or six months ended June 30, 2014 or 2013. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

During the three months ended June 30, 2014, the Company granted to its Chief Executive Officer two RSU awards for a total of 575 shares of the Company’s common stock with both time-based and stock-price-based vesting components (the “Market-Based RSUs”). One of the Market-Based RSUs for 225 shares vests over four years but also required that the Company’s average closing stock price for 30 consecutive trading days equal $7.00 per share or greater (the “$7.00 Vesting Trigger”). The other Market-Based RSU for 350 shares also vests over four years but required that the Company’s average closing stock price for 30 consecutive trading days equal $10.00 per share or greater (the “$10.00 Vesting Trigger”). The Company estimated the fair values and derived service periods of the Market-Based RSUs on the date of grant using a Monte Carlo valuation model. The total fair value of both Market-Based RSUs was estimated at $1,311 and is recognized in tranches over the longer of the derived service period or time-based vesting period on a graded vesting basis. Key assumptions for the three and six months ended June 30, 2014 included an expected volatility of 48.5%, risk-free rate of 1.35%, dividend yield of 0.00%, and grant price of $4.05 based on closing price of the Company’s common stock on The NASDAQ Global Market on April 24, 2014. On July 24, 2014, the Compensation Committee of the Company’s Board of Directors approved a modification to the Market-Based RSUs to remove the $7.00 Vesting Trigger and the $10.00 Vesting Trigger. Accordingly, the Market-Based RSUs will only be subject to time-based vesting from July 24, 2014 onwards.

Under Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.31%	0.69%	1.30%	0.66%
Expected volatility	48.5%	52.2%	48.6%	52.6%
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $1.53 and $1.07 per share, respectively.

The Company calculated employee stock-based compensation expense recognized for the three and six months ended June 30, 2014 and 2013 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development	$3,605	$163	$5,922	$831
Sales and marketing	190	93	291	160
General and administrative	771	480	1,332	990

Total stock-based compensation expense	$4,566	$736	$7,545	$1,981

The above table includes compensation expense attributable to the consideration that was issuable to the Blammo employees who were former shareholders of Blammo, which was recorded as research and development expensed over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target that was likely to be achieved. During the three and six months ended June 30, 2014, the Company recorded $2,894 and $4,559 of stock-based compensation expense, respectively, related to this contingent consideration. During the three and six months ended June 30, 2013, the Company recorded $214 and $27 of stock-based compensation income and expense, respectively, related to this contingent consideration. Since the contingency related to the number of shares to be earned in connection with all earnout years was resolved as of June 30, 2014, the full fair value of the shares has been presented in additional paid in capital. See Note 3 for further details.

As of June 30, 2014, the Company had $10,748 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over a weighted-average period of approximately four years. As of June 30, 2014, the Company had $5,385 of total unrecognized compensation expense related to stock options, net of estimated forfeitures, which will be recognized over a weighted average period of 2.41 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Note 10 – Income Taxes

The Company recorded an income tax provision of $78 and $522 for the three and six months ended June 30, 2014 and an income tax benefit of $2,870 and $2,735 for the three and six months ended June 30, 2013, respectively, primarily related to foreign income taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. As of June 30, 2014 and December 31, 2013, the total amount of unrecognized tax benefits was $6,574 and $6,538, respectively. As of June 30, 2014 and December 31, 2013, approximately $1,951 and $1,915, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of June 30, 2014, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1,307 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. In July 2014, the Company received a closure notice for an ongoing tax return inquiry indicating no adjustments. The liability for uncertain tax positions associated with this inquiry will decrease by approximately $846 in the third quarter of 2014.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded a benefit of $2 and expense of $16 related to interest on uncertain tax positions during the three and six months ended June 30, 2014 and $30 and $70 of interest on uncertain tax positions during the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had a liability of $310 and $283, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2011 and 2012 tax returns for the various entities in the United Kingdom is expected to be closed in 2014. The Company’s China income tax returns are open by statute for tax years 2009 and forward.

Note 11 – Segment Reporting

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States of America	$21,650	$9,921	$45,035	$20,945
China	3,376	3,211	7,231	5,459
Americas, excluding the USA	1,767	1,349	3,734	2,508
EMEA	8,344	5,346	17,124	10,798
APAC, excluding China	5,773	4,618	12,366	9,340

	$40,910	$24,445	$85,490	$49,050

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2014	2013
Americas	$3,419	$4,108
EMEA	810	899
APAC	43	89

	$4,272	$5,096

Note 12 – Restructuring

During 2013 and 2014, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the six months ended June 30, 2013, the Company recorded $1,448 of restructuring plan charges relating to employee termination costs in its Brazil, San Francisco, China, Kirkland, and EMEA offices, and facility-related costs related to streamlining its facility in Kirkland, Washington and additional costs associated with vacating its Brazil office. In addition, the Company recorded a non-cash adjustment of $238 in respect of the cumulative translation adjustment related to the Company’s Brazilian subsidiary that was reclassified to net loss upon the substantial liquidation of the entity and is recognized in restructuring charge on the Company’s unaudited condensed consolidated income statement for the six months ended June 30, 2013. During the three and six months ended June 30, 2014, the Company recorded $159 of restructuring charges relating to employee termination costs associated with headcount reductions in its Moscow and San Francisco studios.

Note 13 – Subsequent Events

Cie Games Acquisition

On July 30, 2014, the Company agreed to acquire Cie Games, Inc., a Delaware corporation (“Cie Games”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, Cie Games, Cie Digital Labs, LLC, a California limited liability company and the holder of a majority of the outstanding capital stock of Cie Games (“Parent”), Cardinals Acquisition Merger Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Sub I”), Cardinals Acquisition Merger LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sub II,” and together with Sub I, the “Merger Subs”), and Shareholder Representative Services, LLC, as Stockholders’ Agent (the “Stockholders’ Agent”). Pursuant to the Merger Agreement, the Company will acquire Cie Games through the statutory merger of Sub I with and into Cie Games (the “First Merger”) with Cie Games continuing as the surviving entity of the First Merger and as a wholly-owned subsidiary of the Company, and, as part of the same overall transaction, the surviving entity of the First Merger shall merge with and into Sub II (the “Second Merger” and together with the First Merger, the “Mergers”) with Sub II continuing as the surviving entity of the Second Merger and as a wholly owned subsidiary of the Company. Cie Games, which is based in Long Beach, California, employs approximately 52 people and develops free-to-play racing games for use on mobile devices and Facebook. The Company acquired Cie Games to leverage its racing genre expertise, assembled workforce and existing mobile games in order to expand and enhance the Company’s game offerings on smartphones and tablets.

At the closing of the First Merger (the “Closing”), the Company will issue in exchange for all of the issued and outstanding shares of Cie Games an aggregate of (1) approximately $30,280 in cash and (2) approximately 9,983 shares of the Company’s common stock (the “Shares”). Approximately 2,139 of the Shares will be held in escrow by the Company for 18 months to satisfy potential indemnification claims under the Merger Agreement. In addition, $280 of the cash consideration will be held back and released to the former stockholders of Cie Games to the extent the Company receives a tax refund relating to Cie Games’ operations from January 1, 2014 through the date of the Closing. The total cash consideration paid by the Company in the Mergers will be reduced to the extent, without duplication, that Cie Games’ estimated closing balance sheet reflects (1) a cash balance of less than $2,500, (2) a cash plus accounts receivable balance of less than $6,000 and (3) a net working capital balance of less than approximately $4,414. $250 of the cash consideration will be held back to satisfy actual shortfalls of these amounts as of the date of the Closing, if any.

The Mergers have been approved by the Cie Games’ stockholders; however, the consummation of the First Merger remains subject to various other closing conditions, including obtaining certain third party consents required under existing Cie Games’ contracts. Subject to certain exceptions, either the Company or Cie Games may terminate the Merger Agreement if the Closing does not occur before September 30, 2014.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and six months ended June 30, 2014, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended June 30, 2014 were $40.9 million, a 67.4% increase compared to the three months ended June 30, 2013, in which we reported revenues of $24.4 million. Revenues for the six months ended June 30, 2014 were $85.5 million, a 74.3% increase compared to the six months ended June 30, 2013, in which we reported revenues of $49.1 million. These increases were largely attributable to sales generated from Deer Hunter 2014, which we globally launched in September 2013, as well as sales generated from Eternity Warriors 3, Frontline Commando 2 and Robocop, which titles globally launched at the end of 2013 and first quarter of 2014. We also had our most successful initial title launch to date during the second quarter of 2014, Kim Kardashian: Hollywood. However, we globally launched this title on June 24, 2014, and thus it had only a limited amount of time to impact the quarter; we expect this title to have a significantly greater impact on our revenues during the third quarter of 2014 and beyond.

We have concentrated our product development efforts towards developing games for smartphones, tablets and other next-generation platforms. We generate the majority of our revenues from Apple’s iOS platform, which accounted for 56.9% and 60.7% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 59.1% and 58.8% of our total revenues for the six months ended June 30, 2014 and June 30, 2013, respectively. We generated the majority of these iOS-related revenues through the Apple App Store, which represented 43.4% and 53.3% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 47.2% and 50.4% of our total revenues for the six months ended June 30, 2014 and June 30, 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we generated approximately 38.2% and 27.9% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 37.0% and 28.6% of our total revenues for the six months ended June 30, 2014 and 2013, respectively, from the Android platform. We generated the majority of our Android-related revenues through the Google Play Store, which represented 28.4% and 17.9% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 25.7% and 18.7% of our total revenues for the six months ended June 30, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our Android-related revenues from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms. We expect the total revenues that we derive from each of Apple and Google to continue to increase during the second half of 2014.

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

However, for us to continue to execute on our strategy, we must continue to improve the retention and monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry. Accordingly, we have implemented a number of measures designed to improve player retention and game monetization. These include hiring a number of personnel with monetization expertise and including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, part of our strategy is to continue transitioning towards becoming a games-as-a-service, or GaaS, company, in which we continue to significantly invest in our games subsequent to their initial global launch. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to continue to invest in our GaaS technology platform and hire additional monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company.

We also intend to continue to invest in our third party publishing initiative, Glu Publishing. Glu Publishing is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where Glu will localize and globally publish those games. Because we expect to pay these third party developers royalties, which may include upfront license fees or non-recoupable minimum guarantees, to obtain the rights to publish their games, our gross margins are expected be lower on our revenues generated from our Glu Publishing initiative. To date, we have not generated material revenues from our Glu Publishing initiative.

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

Our net loss in the three months ended June 30, 2014 was $3.8 million versus a net loss of $2.9 million in the three months ended June 30, 2013. This increase in our net loss was primarily due to an increase in operating expenses of $10.1 million, an increase in cost of revenues of $4.1 million, and a decrease in income tax benefit of $2.9 million. These unfavorable factors were partially offset by an increase in revenues of $16.5 million. See “—Results of Operations—Comparison of the Three Months Ended June 30, 2014 and 2013” below for further details.

Our net loss in the six months ended June 30, 2014 was $3.6 million versus a net loss of $8.4 million in the six months ended June 30, 2013. This decrease in our net loss was primarily due to an increase in revenues of $36.4 million, which was partially offset by an increase in operating expenses of $18.6 million, an increase in cost of revenues of $9.3 million, and a decrease in income tax benefit of $3.3 million. See “—Results of Operations—Comparison of the Six Months Ended June 30, 2014 and 2013” below for further details.

Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Canadian Dollar, and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2013 and the first six months of 2014.

Our ability to attain and sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We increased our spending on sales and marketing initiatives in the first six months of 2014 compared to the first six months of 2013 in connection with the launch and promotion of our games, and we anticipate that our sales and marketing expenditures will continue to increase in absolute dollars during the remainder of 2014, particularly since advertising costs in our industry have generally been rising. We expect that the restructuring measures we implemented in 2013 and 2014, which primarily consisted of headcount reductions and facility streamlining in our San Francisco headquarters and our Russia and Washington studios and the winding down of our studio in Brazil, will continue to enable us to hire additional GaaS personnel with monetization expertise without substantially increasing our overall research and development expenses.

Cash and cash equivalents at June 30, 2014 totaled $71.5 million, an increase of $43.0 million from the $28.5 million balance at December 31, 2013. This increase was primarily due to $32.3 million of aggregate net proceeds we received from our June 2014 public offering and $5.7 million of aggregate net proceeds from warrant exercises, option exercises and purchases under our employee stock purchase program that occurred during the six months ended June 30, 2014, and $8.8 million of cash provided by operations. These inflows were partially offset by $2.3 million of cash used in financing activities to pay off line of credit agreements and term loan assumed in our acquisition of PlayFirst, and $1.6 million of cash used in investing activities. The cash used in investing activities primarily related to leasehold improvements for our San Francisco headquarters and our Washington development studio. Since June 30, 2014, we have agreed to pay up to $30.3 million in cash in connection with our pending acquisition of Cie Games, Inc. See Note 13 – Subsequent Events for further details regarding this pending acquisition.

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

	Three Months Ended June 30,
	2014		2013
	March 31	June 30	March 31	June 30
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	7,028	5,324	3,894	2,895
Aggregate MAU	64,472	51,857	40,056	29,395
Aggregate ARPDAU	$0.07	$0.08	$0.06	$0.08

The increase in aggregate DAU and MAU for the three months ended June 30, 2014 as compared to the same period of the prior year was primarily the result of increased downloads related to the launches of Deer Hunter 2014, Eternity Warriors 3, Frontline Commando 2 and Robocop, which titles we launched in the second half of 2013 and first quarter of 2014. Our aggregate ARPDAU remained consistent for the three months ended June 30, 2014 as compared to the same period of the prior year, as the percentage increase in aggregate DAU and MAU corresponded with a similar percentage increase in free-to-play revenue. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

Significant Transactions

Public Offerings

In June 2014, we sold in an underwritten public offering an aggregate of 9,861,250 shares of our common stock at a public offering price of $3.50 per share for net cash proceeds of approximately $32.1 million after underwriting discounts and other offering expenses.

In September 2013, we sold in an underwritten public offering an aggregate of 7,245,000 shares of our common stock at a public offering price of $2.10 per share for net cash proceeds of approximately $14.0 million after deducting underwriting discounts and other offering expenses.

MGM Warrants

In July 2013, we and MGM Interactive Inc., or MGM, entered into a warrant agreement that gives MGM the right to purchase up to 3,333,333 shares of our common stock at an exercise price of $3.00 per share, subject to certain adjustments. Of the 3,333,333 shares of our common stock underlying the Warrant, 333,333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares will vest and become exercisable based on conditions related to us releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to us. The warrant expires on July 15, 2018. During the three and six months ended June 30, 2014, we did not incur any expenses related to the warrant. In July 2014, MGM exercised 666,666 vested shares pursuant to which we received an aggregate cash exercise price of $2.0 million.

In April 2014, we entered into a license agreement with MGM, United Artists Corporation and Danjaq, LLC pursuant to which we will develop and publish a free-to-play mobile game based on the James Bond film franchise. Our commercial release of this mobile game, which is expected to occur in summer 2015, will trigger the vesting of an additional 1,000,000 shares subject to the warrant we issued to MGM.

Blammo Earnout

On August 1, 2011, we completed the acquisition of Blammo Games Inc., or Blammo, by entering into a Share Purchase Agreement among Glu, Blammo and the owners of Blammo’s outstanding share capital (the “Sellers”). Under the Share Purchase Agreement we purchased all of the Blammo share capital, and we (1) issued to the Sellers an aggregate 1,000,000 shares of our common stock and (2) agreed to issue to the Sellers up to an aggregate of an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain baseline and upside Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the years ending March 31, 2013 (up to 909,091 Additional Shares), March 31, 2014 (up to 1,250,000 Additional Shares) and March 31, 2015 (up to 1,153,846 Additional Shares). In May 2013, we issued 742,036 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013, and in May 2014, we issued 434,865 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. Since the contingency related to the number of shares earned in connection with the targets for the years ended March 31, 2013 and 2014 was resolved and the number of shares became fixed as of March 31, 2013 and 2014, the fair values of these shares as then last re-measured in the amount of $2.3 million and $2.1 million, respectively, have been presented in additional paid-in capital in the our condensed consolidated balance sheet since March 31, 2013 and 2014. As of June 30, 2014, we reached a mutual understanding with the former Blammo shareholders of a change in the vesting condition of the last tranche of earnout shares and agreed to settle for a fixed number of shares. On July 11, 2014, we and the former Blammo shareholders entered into a formal agreement memorializing this mutual agreement, pursuant to which we agreed to issue to the former Blammo shareholders 750,000 Additional Shares in lieu of the opportunity to earn up to 1,153,846 Additional Shares for the fiscal year ending March 31, 2015 (“Fiscal 2015”) if Blammo were to generate $15.0 million Net Revenues during Fiscal 2015. Since the contingency related to the number of shares to be earned in connection with the target for Fiscal 2015 has been resolved and the number of shares has become fixed, the fair value of these shares, as last re-measured in the amount of $3.8 million has been presented in additional paid-in capital on our condensed consolidated balance sheet as of June 30, 2014.

Acquisition of PlayFirst

On May 14, 2014, we completed the acquisition of PlayFirst, Inc., or PlayFirst, pursuant to the Agreement and Plan of Merger, dated as of April 30, 2014, by and among Glu, PlayFirst, Midas Acquisition Corp. and Fortis Advisors LLC, as Stockholders’ Agent (the “Merger Agreement”). At the closing of the transaction, Midas Acquisition Corp. merged with and into PlayFirst in a statutory reverse triangular merger, with PlayFirst surviving the merger as a wholly owned subsidiary of Glu. PlayFirst, which is based in San Francisco, California, employs approximately 30 people and develops casual games for smartphones and other mobile devices.

The purchase price consideration was $11.6 million, representing 2,954,659 shares of our common stock valued at $3.91 per share. The number of shares comprising the purchase price consideration was reduced from 3,000,000 shares to 2,954,659 shares due to a working capital adjustment. In addition, we withheld approximately 106,000 shares to cover stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders, which resulted in us issuing a total of 2,849,276 shares in the acquisition valued at $11.1 million and paying $412,000 of cash. Of the 2,849,276 shares issued in the acquisition, 1,500,000 shares are being held in escrow and will be retained by us for 24 months to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, we assumed approximately $3.5 million of PlayFirst net liabilities. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the Closing. We anticipate that our first title created by PlayFirst will be released in the fourth quarter of 2014.

Critical Accounting Policies and Estimates

There were no significant changes in our Critical Accounting Policies and Estimates during the six months ended June 30, 2014 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

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

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended
	June 30,
	2014	2013
	(In thousands)
Revenue by Type
Micro-Transactions	$32,473	$18,943
Advertisements	2,603	1,287
Offers	4,305	1,157
Other	1,007	1,635
Feature phone	522	1,423

Total Revenues	$40,910	$24,445

Our revenues increased $16.5 million, or 67.4%, from $24.4 million for the three months ended June 30, 2013 to $40.9 million for the three months ended June 30, 2014, which was primarily related to a $13.5 million increase in our revenues from micro-transactions (in-app purchases) and a $4.5 million increase in our revenues from advertisements and offers, driven by the continued success of our Deer Hunter 2014 and Eternity Warriors 3 titles during the second quarter of 2014. These increases were partially offset by a $901,000 decrease in feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new titles for smartphones, tablets and other next-generation platforms. We generate revenues from micro-transactions, advertisements, offers, and feature phones and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our revenues derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 1%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day.

Our revenues do not include approximately $14.7 million of revenues as of June 30, 2014 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $4.7 million, from $14.5 million in the three months ended June 30, 2013 to $19.3 million in the three months ended June 30, 2014. This was primarily related to a $3.0 million increase in our EMEA revenues, and a $1.3 million increase in our APAC revenues, primarily related to increased revenues from Korea and China. The increase in our international revenues was supplemented by an increase of $11.7 million in our United States revenues.

Cost of Revenues

	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$12,432	$7,670
Amortization of intangible assets	441	1,078

Total cost of revenues	$12,873	$8,748

Revenues	$40,910	$24,445

Gross margin	68.5%	64.2%

Our cost of revenues increased $4.1 million, or 47.2%, from $8.7 million in the three months ended June 30, 2013 to $12.9 million in the three months ended June 30, 2014. This increase was primarily due to a $3.9 million increase in platform commission expense due to a higher volume of revenue transactions through the digital storefronts, a $492,000 increase in hosting fees to support our free-to-play titles, a $244,000 increase in royalties associated with an increase in royalty-burdened revenues, and a $110,000 increase in impairment of prepaid royalties for two of our third-party publishing titles. These increases were partially offset by a $637,000 decrease in amortization of intangible assets primarily related to more intangible assets being fully amortized in beginning of the second quarter of 2014. Revenues attributable to games based upon original intellectual property decreased as a percentage of revenues from 92.9% in the three months ended June 30, 2013 to 91.5% in the three months ended June 30, 2014, primarily due to an increase in sales of games based on licensed brands. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 47.5% in the three months ended June 30, 2013 to 30.8% in the three months ended June 30, 2014, due to lower royalty rates for distribution of certain licensed smartphone titles, primarily relating to Kim Kardashian: Hollywood. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 3.4% in the three months ended June 30, 2013 to 2.9% in the three months ended June 30, 2014. We expect our overall royalties and platform fees, in absolute dollars, to significantly increase, and our gross margin percentage to decrease, during the remainder of 2014 primarily due to the success of our Kim Kardashian: Hollywood game.

Research and Development Expenses

	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Research and development expenses	$17,297	$11,224
Percentage of revenues	42.3%	45.9%

Our research and development expenses increased $6.1 million, or 54.1%, from $11.2 million in the three months ended June 30, 2013 to $17.3 million in the three months ended June 30, 2014. The increase in research and development costs was primarily due to a $3.4 million increase in stock-based compensation expense primarily related to fair value changes of the contingent consideration issued to employees who are former Blammo shareholders, as we issued them 750,000 shares in July 2014 in lieu of the potential earnout they would have earned for their fiscal 2015 earnout period. In addition, the increase in research and development expenses related to a $2.0 million increase in salaries, benefits and variable compensation resulting from higher attainment of studio bonuses in the second quarter of 2014. Our research and development headcount increased from 416 employees at June 30, 2013 to 445 employees at June 30, 2014. The increase in research and development costs was also driven by a $409,000 increase in outside services due to higher external developer costs, and a $247,000 increase in temporary and consulting fees associated with outsourced quality assurance personnel. As a percentage of revenues, research and development expenses decreased from 45.9% in the three months ended June 30, 2013 to 42.3% in the three months ended June 30, 2014. Research and development expenses included $3.6 million of stock-based compensation expense in the three months ended June 30, 2014 and $163,000 in the three months ended June 30, 2013. We anticipate that our research and development expenses will increase in absolute dollars in the second half of 2014 as we intend to continue hiring additional GaaS personnel with monetization expertise and due to increased research and development headcount resulting from our recently completed acquisition of PlayFirst and the anticipated acquisition of Cie Games.

Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Sales and marketing expenses	$7,989	$5,143
Percentage of revenues	19.5%	21.0%

Our sales and marketing expenses increased $2.8 million, or 55.3%, from $5.1 million in the three months ended June 30, 2013 to $8.0 million in the three months ended June 30, 2014. The increase was primarily due to a $1.9 million increase in marketing promotions associated with our free-to-play games and an increase of $742,000 in salaries and benefits, as our sales and marketing headcount increased from 32 at June 30, 2013 to 51 at June 30, 2014. As a percentage of revenues, sales and marketing expenses decreased from 21.0% in the three months ended June 30, 2013 to 19.5% in the three months ended June 30, 2014. Sales and marketing expenses included $190,000 of stock-based compensation expense in the three months ended June 30, 2014 and $93,000 in the three months ended June 30, 2013. We expect our sales and marketing expenditures to continue to increase in absolute dollars in the second half of 2014 due to increased variable marketing expenses associated with anticipated increases in our revenues, as well as sales and marketing initiatives we intend to undertake related to the new free-to-play games that we expect to release during the second half of 2014, including games we are publishing as part of our Glu Publishing initiative.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
General and administrative expenses	$6,131	$3,852
Percentage of revenues	15.0%	15.8%

Our general and administrative expenses increased $2.3 million, or 59.2%, from $3.9 million in the three months ended June 30, 2013 to $6.1 million in the three months ended June 30, 2014. The increase in general and administrative expenses was primarily due to a $1.1 million increase in salaries and benefits resulting from higher attainment of employee and executive bonuses in the second quarter of 2014, a $330,000 increase in professional services due to higher legal and accounting fees associated with the acquisition of PlayFirst in second quarter of 2014, and a $578,000 increase in the fair market value of contingent consideration issued to Blammo non-employee shareholders. Our general and administrative headcount decreased slightly from 68 employees at June 30, 2013 to 66 employees at June 30, 2014. As a percentage of revenues, general and administrative expenses decreased from 15.8% in the three months ended June 30, 2013 to 15.0% in the three months ended June 30, 2014. General and administrative expenses included $771,000 of stock-based compensation expense in the three months ended June 30, 2014 and $480,000 in the three months ended June 30, 2013. We anticipate that our general and administrative expenses will increase in absolute dollars in the second half of 2014, primarily as a result of increases to the base salaries and bonus targets of certain executives, including our Chief Executive Officer, and legal and accounting fees associated with the pending acquisition of Cie Games.

Other Operating Expenses

Our restructuring charge decreased from $937,000 in the three months ended June 30, 2013 to $159,000 in the three months ended June 30, 2014 as no significant restructuring took place during the second quarter of 2014. Our amortization of intangible assets decreased from $495,000 in the three months ended June 30, 2013 to $127,000 in the three months ended June 30, 2014 due to the non-compete agreements associated with our acquisition of Griptonite in August 2011 being fully amortized in July 2013.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $163,000 in the three months ended June 30, 2013 to a net expense of $24,000 in the three months ended June 30, 2014. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax provision increased from a $2.9 million benefit in the three months ended June 30, 2013 to an expense of $78,000 in the three months ended June 30, 2014, as we did not release any reserve for uncertain tax positions during the second quarter of 2014, compared to the second quarter of 2013 in which we released a reserve related to our China subsidiary. The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At June 30, 2014, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $1.3 million within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business. In July 2014, we received a closure notice for an ongoing tax return inquiry indicating no adjustments. The liability for uncertain tax positions associated with this inquiry will decrease by approximately $846,000 in the third quarter of 2014.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenues

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$68,609	$36,451
Advertisements	4,569	2,811
Offers	9,480	2,675
Other	1,825	3,834
Feature phone	1,007	3,279

Smartphone Revenues	$85,490	$49,050

Our revenues increased $36.4 million, or 74.3%, from $49.1 million for the six months ended June 30, 2013 to $85.5 million for the six months ended June 30, 2014, which was primarily related to an $32.2 million increase in our revenues from micro-transactions (in-app purchases) and $8.6 million increase in our revenues from advertisements and offers, driven by the continued success of our Deer Hunter 2014 and Eternity Warriors 3 titles during the first six months of 2014. These increases were partially offset by a $2.3 million decrease in feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new titles for smartphones, tablets and other next-generation platforms.

Our revenues do not include approximately $14.7 million of revenues as of June 30, 2014 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues increased by $12.3 million, from $28.1 million in the six months ended June 30, 2013 to $40.5 million in the six months ended June 30, 2014. This was primarily related to a $6.3 million increase in our EMEA revenues, and a $4.8 million increase in our APAC revenues, primarily related to increased revenues from Korea and China. The increase to our international revenues was supplemented by an increase of $24.1 million in our United States revenues.

Cost of Revenues

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$25,634	$15,132
Amortization of intangible assets	995	2,152

Total cost of revenues	$26,629	$17,284

Revenues	$85,490	$49,050

Gross margin	68.9%	64.8%

Our cost of revenues increased $9.3 million, or 54.1%, from $17.3 million in the six months ended June 30, 2013 to $26.6 million in the six months ended June 30, 2014. This increase was primarily due to a $9.5 million increase in platform commissions due to a higher volume of revenue transactions through the digital storefronts, a $1.0 million increase in hosting fees to support our free-to-play titles, and a $140,000 increase in impairment of prepaid royalties for three of our third-party publishing titles. These increases were partially offset by a $1.2 million decrease in amortization of intangible assets primarily related to more intangible assets being fully amortized in the beginning of the first half of 2014, and a $148,000 decrease in royalties associated with a decline in royalty-burdened revenues. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 91.1% in the six months ended June 30, 2013 to 91.5% in the six months ended June 30, 2014, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 44.3% in the six months ended June 30, 2013 to 24.8% in the six months ended June 30, 2014, due to lower royalty rates for distribution of certain licensed smartphone titles, primarily relating to Kim Kardashian: Hollywood. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 4.0% in the six months ended June 30, 2013 to 2.3% in the six months ended June 30, 2014.

Research and Development Expenses

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Research and development expenses	$32,876	$22,854
Percentage of revenues	38.5%	46.6%

Our research and development expenses increased $10.0 million, or 43.9%, from $22.9 million in the six months ended June 30, 2013 to $32.9 million in the six months ended June 30, 2014. The increase in research and development costs was primarily due to a $5.1 million increase in stock-based compensation expense primarily related to fair value changes of the contingent consideration issued to employees who are former Blammo shareholders as baseline earnout targets were met in the first quarter of 2014 and the former shareholders as we issued them 750,000 shares in July 2014 in lieu of the potential earnout they would have earned for their fiscal 2015 earnout period. In addition, the increase in research and development expenses related to a $3.6 million increase in salaries, benefits and variable compensation resulting from higher attainment of studio bonuses in the first half of 2014. Our research and development headcount increased from 416 employees at June 30, 2013 to 445 employees at June 30, 2014. The increase in research and development costs was also driven by a $604,000 increase in outside services due to higher external developer costs, and a $448,000 increase in temporary and consulting fees associated with outsourced quality assurance personnel. As a percentage of revenues, research and development expenses decreased from 46.6% in the six months ended June 30, 2013 to 38.5% in the six months ended June 30, 2014. Research and development expenses included $5.9 million of stock-based compensation expense in the six months ended June 30, 2014 and $831,000 in the six months ended June 30, 2013.

Sales and Marketing Expenses

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Sales and marketing expenses	$17,474	$10,151
Percentage of revenues	20.4%	20.7%

Our sales and marketing expenses increased $7.3 million, or 72.1%, from $10.2 million in the six months ended June 30, 2013 to $17.5 million in the six months ended June 30, 2014. The increase was primarily due to a $6.0 million increase in marketing promotions associated with our free-to-play games and an increase of $1.1 million in salaries and benefits, as our sales and marketing headcount increased from 32 at June 30, 2013 to 51 at June 30, 2014. As a percentage of revenues, sales and marketing expenses decreased slightly from 20.7% in the six months ended June 30, 2013 to 20.4% in the six months ended June 30, 2014. Sales and marketing expenses included $291,000 of stock-based compensation expense in the six months ended June 30, 2014 and $160,000 in the six months ended June 30, 2013.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
General and administrative expenses	$11,057	$7,771
Percentage of revenues	12.9%	15.8%

Our general and administrative expenses increased $3.3 million, or 42.3%, from $7.8 million in the six months ended June 30, 2013 to $11.1 million in the six months ended June 30, 2014. The increase in general and administrative expenses was primarily due to a $1.8 million increase in salaries and benefits resulting from higher attainment of executive bonuses in the first half of 2014, a $853,000 increase in the fair market value of contingent consideration issued to Blammo non-employee shareholders, a $336,000 increase in professional services due to higher legal and accounting fees associated with the acquisition of PlayFirst in second quarter of 2014, and a $342,000 increase in employee stock-based compensation. Our general and administrative headcount decreased slightly from 68 employees at June 30, 2013 to 66 employees at June 30, 2014. As a percentage of revenues, general and administrative expenses decreased from 15.8% in the six months ended June 30, 2013 to 12.9% in the six months ended June 30, 2014. General and administrative expenses included $1.3 million of stock-based compensation expense in the six months ended June 30, 2014 and $990,000 in the six months ended June 30, 2013.

Other Operating Expenses

Our restructuring charge decreased from $1.4 million in the six months ended June 30, 2013 to $159,000 in the six months ended June 30, 2014, as no significant restructuring took place during the first half of 2014. Our amortization of intangible assets decreased from $990,000 in the six months ended June 30, 2013 to $254,000 in the six months ended June 30, 2014 due to the non-compete agreements associated with our acquisition of Griptonite in August 2011 being fully amortized in July 2013.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $295,000 in the six months ended June 30, 2013 to net expense of $154,000 in the six months ended June 30, 2014. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Provision

Our income tax provision increased from $2.7 million benefit in the six months ended June 30, 2013 to a $522,000 expense in the six months ended June 30, 2014, as we did not release any reserve for uncertain tax positions during the second quarter of 2014, compared to the second quarter of 2013 in which we released a reserve related to our China subsidiary. The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$2,476	$4,534
Cash provided by (used in) operating activities	8,768	(5,626)
Cash flows used in investing activities	(1,586)	(2,715)
Cash flows provided by financing activities	35,740	5,219

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of June 30, 2014, we had an accumulated deficit of $255.8 million.

Operating Activities

In the six months ended June 30, 2014, net cash provided by operating activities was $8.8 million, which was primarily due to a decrease in accounts receivable of $3.3 million, an increase in accrued compensation of $3.0 million, a decrease in prepaid expenses and other current assets of $972,000, and adjustments for non-cash items, including stock-based compensation expense of $7.5 million, amortization expense of $1.2 million, depreciation expense of $1.2 million, and a fair value expense adjustment of $835,000 related to the Blammo earnout for non-employee shareholders. These amounts were partially offset by a net loss of $3.6 million, a decrease of $3.5 million in deferred revenue, and a decrease of $2.4 million in accounts payable and other accrued liabilities.

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

Investing Activities

In the six months ended June 30, 2014, we used $1.6 million of cash for investing activities primarily related to the renovation of our new San Francisco headquarters and our Washington development studio, as well as capitalization of game development software.

In the six months ended June 30, 2013, we used $2.7 million of cash for investing activities related primarily to issuances of $1.7 million on our letters of credit associated with the sublease for our new San Francisco headquarters lease and the office for our Washington studio, $785,000 of property and equipment purchases, and other investments of $200,000.

Financing Activities

In the six months ended June 30, 2014, net cash provided by financing activities was $35.7 million due to proceeds received from our underwritten public offering in June 2014, option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by payments made on the line of credit agreement and outstanding term loan assumed in our acquisition of PlayFirst.

In the six months ended June 30, 2013, net cash provided by financing activities was $5.2 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $71.5 million as of June 30, 2014. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $7.5 million as of June 30, 2014, most of which were held by our United Kingdom and Russia subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations. We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash for acquisitions, use of cash to pay upfront license fees or minimum guarantees related to our Glu Publishing business, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Total	2014 (Remaining six months)	2015-2017	2018-2020	Thereafter
	(in thousands)
Operating lease obligations	$16,350	$2,195	$11,093	$3,062	$—
Guaranteed royalties(1)	362	362	—	—	—
Developer commitments(2)	200	200	—	—	—
Tax liabilities, including interest and penalties(3)	1,463	541	—	—	922

Total contractual obligations	$18,375	$3,298	$11,093	$3,062	$922

(1)	We have entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, we are required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of June 30, 2014 were $362,000, which are due over the remaining six months of 2014.
(2)	We from time to time enter into contracts with various external software developers to design and develop games. We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of June 30, 2014 were $200,000, which are due over the remaining six months of 2014.

(3)	As of June 30, 2014, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” and “accounts payable” on our consolidated balance sheets. As of June 30, 2014, the settlement of $922,000 of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our market risk profile has not changed significantly during the first six months of 2014.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2014, we had no short-term investments and substantially all $71.5 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of June 30, 2014 and December 31, 2013, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, Russia, Japan, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them. At June 30, 2014, Apple accounted for 41.3%, Upsight (successor-in-interest to Medium Entertainment, dba PlayHaven) accounted for 16.1%, and Google accounted for 14.0% of total accounts receivable. At December 31, 2013, Apple accounted for 46.3%, and Google and Jirbo (dba AdColony) each accounted for 11.1% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 90 countries in more than 20 different currencies, and in 2013 and the first six months of 2014, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any currently pending litigation.

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

We have incurred significant losses since inception, including a net loss of $20.5 million in 2012, a net loss of $19.9 million in 2013 and a net loss of $3.6 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $255.8 million. We expect our costs in 2014 to increase in absolute dollars over 2013 levels as we implement additional initiatives designed to increase revenues, such as developing games with greater complexity and higher production values, making investments related to our continued transition to becoming a GaaS company, increasing the amount we spend in acquiring new players and otherwise marketing our new titles (which costs are expected to increase over last year, particularly since advertising costs in our industry have generally been rising), and paying upfront license fees or minimum guarantees to secure licenses to third party intellectual property, including in connection with our Glu Publishing business. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable on a sustained basis. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

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

Since our free-to-play games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth. However, we rely on a very small portion of our total players for nearly all of our revenues derived from in-app purchases (as opposed to advertisements and incentivized offers). Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 1%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day. To significantly increase our revenues, we must increase the number of players who convert into a paying player by making in-app purchases, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games. We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user). We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not succeed in our transition to becoming a GaaS company. If we are unable to convert non-paying players into paying players, if we are unable to retain our paying players or if the average amount of revenues that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues is derived from Apple’s iOS platform, which accounted for 59.1% of our total revenues for the six months ended June 30, 2014 compared with 58.8% of our total revenues for the six months ended June 30, 2013. We generated the majority of these iOS-related revenues from the Apple App Store, which represented 47.2% and 50.4% of our total revenues for the six months ended June 30, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 37.0% and 28.6% of our total revenues for the six months ended June 30, 2014 and 2013, respectively, from the Android platform. We generated the majority of our Android-related revenues from the Google Play Store, which represented 25.7% and 18.7% of our total revenues for the six months ended June 30, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our games released in 2013 and the first six months of 2014 being featured on their storefronts when they were commercially released. If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator. For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts. Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us. In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator. Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenues thereafter. In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers. Most recently, in the second quarter of 2014, Apple changed its game rating methodology which has resulted in all of our games that include gun violence receiving a 17+ rating, which could potentially negatively impact the number of people playing these “shooter” games and the revenues we generate from these games. In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting certain types of virtual currency-incented video advertising in games sold on the Apple App Store. These incented video advertisements generate a meaningful percentage of our overall smartphone revenues, and any prohibition of these advertisements would have had a negative impact on our smartphone revenues. If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We compete with a continually increasing number of companies, including DeNA, Gameloft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Disney, Electronic Arts (EA Mobile), Take-Two Interactive and Warner Brothers, whose games for smartphones and tablets have historically been primarily premium rather than free-to-play. In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than one million applications, including more than 225,000 active games, were available on Apple’s U.S. App Store as of July 31, 2014. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	our ability to increase the number of our paying players and the amount that each paying player spends in our games;

•	the popularity and monetization rates of our new games released during the quarter and the ability of games released in prior periods to sustain their popularity and monetization rates;

•	the number and timing of new games released by us and our competitors, particularly those games that may represent a significant portion of revenues in a quarter, which timing can be impacted by internal development delays, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;

•	changes in the prominence of storefront featuring for our games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;

•	changes in the mix of revenues derived from games based on original intellectual property versus licensed intellectual property;

•	changes in the mix of revenues derived from first party titles versus third party titles;

•	changes in the amount of money we spend marketing our titles in a particular quarter, including the average amount we pay to acquire each new user, as well as changes in the timing of these marketing expenses within the quarter;

•	decisions by us to incur additional expenses, such as increases in research and development, or unanticipated increases in vendor-related costs, such as hosting fees;

•	the timing of successful mobile device launches;

•	the seasonality of our industry;

•	changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within our games;

•	the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2012, we impaired $3.6 million of our goodwill related to our APAC reporting unit, and in 2013 we impaired $435,000 related to contractual minimum guarantee commitments in our Glu Publishing business; and

•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, our revenues would suffer.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. The majority of our successful free-to-play games are in the action/adventure genre, and we expect that the majority of the games that we will release in 2014 will be in that category. Some of these games contain violence or other content that certain consumers may find objectionable. For example, Apple has assigned all of our shooter games, including our recently released Dino Hunter: Deadly Shores game, a 17-and-older rating due to its violence. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one of which did not depict blood. Despite these ratings and precautions, consumers may be offended by certain of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless. In addition, one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms. Similarly, if one of our games is introduced with defects or has playability issues, it could results in negative user reviews and damage our brand. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time. Deer Hunter 2014 accounted for a significant portion of our revenues for the six months ended June 30, 2014, and we expect to generate significant revenues from this title as well as Kim Kardashian: Hollywood and Dino Hunter: Deadly Shores during the remainder of 2014. We expect revenues from these titles to gradually decline over time in a manner similar manner to our other titles. In addition, revenues from Kim Kardashian: Hollywood are in part tied to the continued popularity of Kim Kardashian and her marketing efforts though social media and other channels, and we have little to no control over these matters. Accordingly, we must continue to launch new games that generate significant revenues to continue to grow revenues in the future, which we have sometimes failed to do. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids. Amazon may terminate its agreement with us upon 30 days’ notice. Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day. While this particular event did not adversely impact our business, a similar outage of a longer duration could. In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform. As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers. In addition, in the fourth quarter of 2013, our Eternity Warriors 3 title was inoperable for approximately eight consecutive hours due to technical issues with our GaaS platform. Although these outages did not result in a material loss of revenues, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenues. Further, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose players of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose players or revenues or incur substantial repair costs and distract management from operating our business.

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

In addition, the actions of the storefront operators can also negatively impact the revenues that we generate from advertisements and offers. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store. These offers accounted for approximately one-third of our revenues during the three months ended September 30, 2011, and our inability to use such offers has negatively impacted our revenues. In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting certain types of virtual currency-incented video advertising in games sold on the Apple App Store. These incented video advertisements generate a meaningful percentage of our overall smartphone revenues, and any prohibition of these advertisements would have had a negative impact on our smartphone revenues. Any similar changes in the future that impact our revenues that we generate from advertisements and offers could materially harm our business.

We might elect not, or may be unable, to renew our existing brand and content licenses when they expire and might not choose to obtain additional licenses, which might negatively impact our revenues to the extent that we do not create successful games based on our own intellectual property to replace such revenues.

Although we generated 83.5%, 93.3% and 91.5% of our revenues from games based on our own intellectual property during 2012, 2013 and the first six months of 2014, respectively, we expect our revenues derived from games based on third party intellectual property to increase significantly in future periods due to the success of Kim Kardashian: Hollywood. In addition, we intend to release games in 2015 based on the James Bond and The Terminator movie franchises, which, if successful, would further increase the revenues we generate from third party intellectual property. Our key licenses expire at various times during the next several years, and we may be unable to renew these licenses or to renew them on terms favorable to us. In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continue to offer our current licensed games and introduce new mobile games based on such licensed content, which would harm our business, operating results and financial condition.

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

As of June 30, 2014, we had $71.5 million of cash and cash equivalents, and since that date we have agreed to pay up to $30.3 million in cash in connection with our pending acquisition of Cie Games, Inc. If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements or if we wish to strengthen our balance sheet, including to potentially pursue additional acquisitions, we will need to seek additional capital, potentially pursuant to our recently filed universal shelf registration statement, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

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

We have acquired, and may continue to acquire, companies, products and technologies that complement our strategic direction, including our recently announced agreement to acquire Cie Games. Acquisitions involve significant risks and uncertainties, including:

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

In addition, if we issue equity securities as consideration in an acquisition, as we did for our acquisitions of Griptonite, Inc., Blammo Games Inc., GameSpy Industries, Inc. and PlayFirst, Inc., and as we plan to do for our pending acquisition of Cie Games, Inc., our current stockholders’ percentage ownership and earnings per share would be diluted. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 90 countries in more than 28 different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in 2013 and the first six months of 2014, and expect to experience continued significant fluctuations in the future. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of these expenses being higher and/or the dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could negatively impact our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 53.9% and 46.6% of our revenues in 2013 and 2012, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia. We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets. Risks affecting our international operations include:

•	our ability to develop games that appeal to the tastes and preferences of consumers in international markets;

•	difficulties developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	our ability to develop, customize and localize games that appeal to the tastes and preferences of consumers in international markets;

•	competition from local game developers that have significant market share in certain foreign markets and a better understanding of local consumer preferences;

•	potential violations of the Foreign Corrupt Practices Act and local laws prohibiting improper payments to government officials or representatives of commercial partners;

•	regulations that could potentially affect the content of our products and their distribution, particularly in China;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States, particularly China;

•	potential adverse foreign tax consequences, since due to our international operations, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws;

•	political, economic and social instability, including the current hostilities in the Ukraine and related economic sanctions that the United States and other countries have imposed upon Russia, which events could potentially negatively impact us given that we have a development studio in Moscow;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in certain countries.

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

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles became effective in April 2014. In addition, in response to a request made by the European Commission, Google has announced that it will no longer label free-to-play games as free in European Union countries. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the Federal Trade Commission recently reached a settlement agreement with Apple on this subject. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, on April 16, 2013, Lodsys Group, LLC, a Texas limited liability company (“Lodsys”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we were infringing two of Lodsys’ patents, and seeking unspecified damages, including treble damages for willful infringement, interest, attorneys’ fees and such other costs as the Court may deem just and proper; we settled this matter in December 2013. If there is a successful claim against us in the future, we might be enjoined from using our intellectual property or licensed intellectual property that we use in our business, we might incur significant licensing fees and we might be forced to develop alternative technologies. We may also be required to pay penalties, judgments, royalties or significant settlement costs. If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statement, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. For example, we plan to issue up to 9,982,886 shares in connection with our potential acquisition of Cie Games, Inc. We have agreed to prepare and file a Registration Statement on Form S-3 covering the resale of such shares, and assuming the effectiveness of such registration, the shares issued in the Cie Games acquisition will be subject to only limited re-sale restrictions.

Some provisions in our certificate of incorporation and bylaws, as well as Delaware law, may deter third parties from seeking to acquire us.

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

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2014, in connection with our acquisition of PlayFirst, we issued a total of 2,849,276 shares of our unregistered and restricted common stock, of which 1,500,000 shares will be held back by Glu for 24 months to satisfy potential indemnification claims under the PlayFirst merger agreement. The sale of the common stock was deemed exempt from registration under the Securities Act in reliance on Section 4(a)(2) Rule of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder as a transaction by an issuer not involving a public offering. See our Current Reports on Form 8-K filed with the SEC on April 30, 2014 and May 20, 2014 for more information regarding our acquisition of PlayFirst.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 7, 2014, our Board of Directors appointed Eric Ludwig as our Chief Operating Officer, which is in addition to his duties as our Chief Financial Officer. Mr. Ludwig’s new title is Executive Vice President, Chief Financial Officer and Chief Operating Officer.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLU MOBILE INC.

Date: August 11, 2014	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.01	Agreement and Plan of Merger, dated as of April 30, 2014 by and among Glu, PlayFirst, Sub and Fortis Advisors LLC, dated April 30, 2014.	8-K	001-33368	2.1	05/02/14

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.