Form 10-Q
period 2014-09-30
GLU MOBILE INC
filed 2014-11-10
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2014: 106,948,765.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2014

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and the Three and Nine Months Ended September 30, 2013	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and the Three and Nine Months Ended September 30, 2013	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and September 30, 2013	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4. CONTROLS AND PROCEDURES	40

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	41

ITEM 1A. RISK FACTORS	41

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	59

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	59

ITEM 4. MINE SAFETY DISCLOSURES	59

ITEM 5. OTHER INFORMATION	59

ITEM 6. EXHIBITS	59

SIGNATURES	60

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$54,268	$28,496
Accounts receivable, net	34,566	18,305
Prepaid expenses and other	16,826	7,663

Total current assets	105,660	54,464
Property and equipment, net	4,853	5,096
Restricted cash	1,990	1,730
Other long-term assets	6,199	637
Intangible assets, net	30,084	5,599
Goodwill	89,494	19,485

Total assets	$238,280	$87,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,683	$10,657
Accrued liabilities	4,400	1,971
Accrued compensation	8,217	5,378
Accrued royalties	11,510	1,727
Deferred revenues	34,178	18,224

Total current liabilities	66,988	37,957
Other long-term liabilities	2,596	2,357

Total liabilities	69,584	40,314

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value: 250,000 shares authorized at September 30, 2014 and December 31, 2013; 106,928 and 78,464 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11	8
Additional paid-in capital	413,898	298,593
Accumulated other comprehensive income	229	307
Accumulated deficit	(245,442)	(252,211)

Total stockholders’ equity	168,696	46,697

Total liabilities and stockholders’ equity	$238,280	$87,011

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$64,791	$21,722	$150,281	$70,772
Cost of revenues:
Platform commissions, royalties and other	25,733	7,871	51,367	23,003
Amortization of intangible assets	1,338	1,082	2,333	3,234

Total cost of revenues	27,071	8,953	53,700	26,237

Gross profit	37,720	12,769	96,581	44,535

Operating expenses:
Research and development	15,355	11,405	48,231	34,259
Sales and marketing	15,327	5,361	32,801	15,512
General and administrative	6,808	3,617	17,865	11,388
Amortization of intangible assets	127	229	381	1,219
Restructuring charge	209	—	368	1,448

Total operating expenses	37,826	20,612	99,646	63,826

Loss from operations	(106)	(7,843)	(3,065)	(19,291)
Interest and other income/(expense), net:
Interest income	7	4	20	11
Other (expense)/income, net	(347)	(159)	(514)	129

Interest and other (expense)/income, net	(340)	(155)	(494)	140

Loss before income taxes	(446)	(7,998)	(3,559)	(19,151)
Income tax benefit	10,850	30	10,328	2,765

Net income/(loss)	$10,404	$(7,968)	$6,769	$(16,386)

Net income/(loss) per common share:
Basic	$0.11	(0.11)	$0.08	(0.24)
Diluted	$0.10	(0.11)	$0.07	(0.24)
Weighted average common shares outstanding:
Basic	98,628	71,529	87,965	69,246
Diluted	105,438	71,529	93,578	69,246

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income/(loss)	$10,404	$(7,968)	$6,769	$(16,386)

Other comprehensive income/(loss):
Foreign currency translation adjustments	(284)	160	(78)	293
Reclassification to net loss (1)	—	—	—	(238)

Other comprehensive income/(loss)	(284)	160	(78)	55

Comprehensive income/(loss)	$10,120	$(7,808)	$6,691	$(16,331)

(1)	The reclassification to net loss relates to the write-off of cumulative translation adjustment upon substantial liquidation of the Company’s Brazilian entity and is recognized in Restructuring charge in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013.

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$6,769	$(16,386)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	1,844	2,025
Amortization of intangible assets	2,714	4,453
Stock-based compensation	9,499	2,701
Change in fair value of Blammo earnout	835	(49)
Non-cash warrant expense	1,126	427
Non-cash foreign currency remeasurement (gain)/loss	514	(108)
Impairment of prepaid royalties and guarantees	220	435
Non-cash restructuring charges	—	244
Changes in allowance for doubtful accounts	(318)	11
Changes in operating assets and liabilities:
Accounts receivable	(10,777)	513
Prepaid royalties	(5,148)	(476)
Prepaid expenses and other assets	(8,709)	398
Accounts payable	(6,778)	306
Accrued liabilities	23	47
Accrued compensation	2,724	(536)
Accrued royalties	9,503	(1,529)
Deferred revenues	15,656	(1,179)
Accrued restructuring charge	—	(161)
Other long-term liabilities	(8,454)	(2,655)

Net cash provided by (used in) operating activities	11,243	(11,519)

Cash flows used in investing activities:
Purchase of property and equipment	(1,917)	(1,328)
Restricted cash	(60)	(1,730)
Other investing activities	(250)	(200)
Net cash paid for acquisitions	(22,156)	—

Net cash used in investing activities	(24,383)	(3,258)

Cash flows from financing activities:
PlayFirst payments on acquired line of credit and term loan	(2,340)	—
Proceeds from public offering, net	32,058	14,214
Proceeds from exercise of warrants and issuance of common stock	2,786	4,329
Taxes paid related to net share settlement of equity awards	(439)	—
Proceeds from exercise of stock options and ESPP	7,157	1,549

Net cash provided by financing activities	39,222	20,092

Effect of exchange rate changes on cash	(310)	18

Net increase in cash and cash equivalents	25,772	5,333
Cash and cash equivalents at beginning of period	28,496	22,325

Cash and cash equivalents at end of period	$54,268	$27,658

Supplemental disclosure of cash flow information
Common stock issued for acquisitions of PlayFirst and Cie Games	$61,954	$—
Common stock issued for property and equipment	$—	$189
Common stock issued as contingent consideration earned	$3,750	$2,263

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops and publishes a portfolio of games designed to appeal to a broad cross section of the users of smartphones and tablet devices who download and make purchases within its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others (“Digital Storefronts”). The Company creates games based on its own original intellectual property, as well as third-party licensed brands.

The Company has generally incurred losses from operations since inception and had an accumulated deficit of $245,442 as of September 30, 2014. However, for the three and nine months ended September 30, 2014, the Company generated net income of $10,404 and $6,769, respectively. The Company has in the past and may continue to incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to sustain profitability and its intended business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2014 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Apple	55.2%	50.3%	50.6%	50.4%
Google	23.2	18.7	24.6	18.7

At September 30, 2014, Apple Inc. (“Apple”) accounted for 54.7%, Google Inc. (“Google”) accounted for 14.5%, and Upsight (successor-in-interest to Medium Entertainment, dba PlayHaven) accounted for 11.0% of total accounts receivable. At December 31, 2013, Apple accounted for 46.3%, and Jirbo (dba AdColony) and Google each accounted for 11.1% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 2 — Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing its net income (loss) for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans (including stock options, restricted stock units and common stock issuable through the Company’s employee stock purchase plan), warrants and contingently issuable shares by application of the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income/(loss)	$10,404	$(7,968)	$6,769	$(16,386)

Shares used to compute net income/(loss) per share:
Weighted average common shares outstanding	101,104	71,619	89,085	69,337
Weighted average unvested common shares subject to restrictions	(2,476)	(90)	(1,120)	(91)

Weighted average shares used to compute basic net income/(loss) per share	98,628	71,529	87,965	69,246

Dilutive potential common shares	6,810	—	5,613	—

Weighted average shares used to compute diluted net income/(loss) per share	105,438	71,529	93,578	69,246

Basic net income/(loss) per share	$0.11	$(0.11)	$0.08	$(0.24)
Diluted net income/(loss) per share	$0.10	$(0.11)	$0.07	$(0.24)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Warrants to purchase common stock	1,728	3,813	2,273	2,978
Common shares subject to restrictions	1,939	90	935	91
Options to purchase common stock	5,164	10,512	6,345	10,570
Contingently issuable shares of common stock	—	—	—	251
RSUs	2,552	1,025	2,421	521

	11,383	15,440	11,974	14,411

Note 3 — Fair Value Measurements

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of September 30, 2014 and December 31, 2013, the Company had $54,268 and $28,496, respectively, in cash and cash equivalents. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

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

The Company issued 742 shares of common stock in May 2013 and 435 shares of common stock in May 2014 to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal years ended March 31, 2013 and 2014, respectively. Since the contingency related to the number of shares earned in connection with the earnout targets for these fiscal years was resolved and the number of shares became fixed, the fair values of these shares have been presented in additional paid-in capital in the Company’s condensed consolidated balance sheet since March 31, 2013 and 2014, respectively. On July 11, 2014, the Company and the former Blammo shareholders entered into a formal agreement to change the vesting condition of the last tranche of earnout shares. Pursuant to this agreement, the Company agreed to issue to the former Blammo shareholders 750 Additional Shares in lieu of the opportunity to earn up to 1,154 Additional Shares for the year ending March 31, 2015 (“Fiscal 2015”) if Blammo were to generate $15,000 in Net Revenues during Fiscal 2015. Since the contingency related to the number of shares to be earned in connection with the target for Fiscal 2015 was resolved as of June 30, 2014, and the number of shares has become fixed, the fair value of these shares in the amount of $3,750 has been presented in additional paid-in capital on the Company’s condensed consolidated balance sheet since June 30, 2014.

Three of the five Sellers are also employees of Blammo. The fair value of the contingent consideration issued to the three Sellers who are also employees of Blammo was not considered part of the purchase price, since vesting was contingent upon these employees’ continued service during the earn-out periods. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who are not employees of Blammo was recorded as part of the purchase accounting and was fair valued at each subsequent reporting period. During the three and nine months ended September 30, 2014, the Company recorded fair value benefit adjustments of zero and $835, respectively, which represent the changes in fair value of the non-employee contingent consideration for both respective periods. During the three and nine months ended September 30, 2013, the Company recorded fair value income adjustments of $31 and $49, respectively. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense in the Company’s condensed consolidated statements of operations.

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. As of September 30, 2014, the Company recorded no contingent consideration liability, as the final tranche of Blammo earnout shares had been earned and recorded in additional paid-in capital. As of December 31, 2013, the Company recorded a contingent consideration liability of $427, of which $329 was recorded as a current liability in accrued compensation as settlement was less than one year. The Company used a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the three and nine months ended September, 2013 included a discount rate of 35.0%, volatility of 35.0%, risk-free rates of between 0.04% and 0.22% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820 refers to as a Level 3 input.

Note 4 — Balance Sheet Components

Accounts Receivable

	September 30,	December 31,
	2014	2013
Accounts receivable	$34,707	$18,764
Less: Allowance for doubtful accounts	(141)	(459)

	$34,566	$18,305

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three and nine months ended September 30, 2014 and 2013.

Prepaid expenses and other

	September 30,	December 31,
	2014	2013
Deferred platform commission fees	8,870	4,516
Deferred royalties	4,537	—
Prepaid royalties	624	740
Other	2,795	2,407

	$16,826	7,663

Property and Equipment

	September 30,	December 31,
	2014	2013
Computer equipment	$6,531	$6,134
Furniture and fixtures	1,011	862
Software	6,739	6,290
Leasehold improvements	3,141	2,768

	17,422	16,054
Less: Accumulated depreciation and amortization	(12,569)	(10,958)

	$4,853	$5,096

Depreciation expense for the three months ended September 30, 2014 and 2013 was $617 and $633, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,844 and $2,025, respectively.

Other long-term assets

As of September 30, 2014 and December 31, 2013, respectively, other long-term assets include $5,345 and zero of prepaid minimum guarantees for certain license agreements. These amounts are recoupable against future revenues greater than one year.

Other Long-Term Liabilities

	September 30,	December 31,
	2014	2013
Deferred rent	1,011	1,131
Uncertain tax position obligations	1,009	890
Accrued Royalties	345	—
Other	231	336

	$2,596	$2,357

Note 5 — Business Combinations

Cie Games, Inc.

On August 20, 2014, the Company completed its acquisition of Cie Games, Inc. (“Cie Games”), a developer of racing genre mobile games based in Long Beach, California. The Company intends to leverage Cie Games’ racing genre expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets. The purchase price consideration included 9,983 shares of the Company’s common stock valued at $5.09 per share, for an aggregate of $50,813 in share consideration. In addition, the Company agreed to pay approximately $29,495 in cash consideration, for total overall consideration paid of $80,308. The Company is holding back in escrow approximately 2,139 of the share consideration for 18 months to satisfy potential indemnification claims under the Merger Agreement. In addition, $280 of the cash consideration was held back and may be released to the former stockholders of Cie Games to the extent the Company receives a tax refund relating to Cie Games’ operations from January 1, 2014 through August 20, 2014 and $250 of the cash consideration was held back to satisfy potential working capital shortfalls, if any. All outstanding Cie Games capital stock and stock options were cancelled at the closing of the acquisition.

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

Assets acquired:
Cash	$5,281
Accounts receivable, net	4,624
Restricted Cash	200
Other current assets	422
Property and equipment	519
Intangible assets:
Titles, content and technology	19,200
Customer contract and related relationships	4,300
Goodwill	58,778

Total assets acquired	93,324

Liabilities assumed:
Accounts payable	(2,317)
Other accrued liabilities	(2,053)
Deferred Revenue	(294)
Deferred tax liability	(8,352)

Total liabilities acquired	(13,016)

Net acquired assets	$80,308

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $23,500 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $260 in acquisition and transitional costs associated with the acquisition of Cie Games during the three and nine months ended September 30, 2014, which were primarily general and administrative related.

The Company allocated the residual value of $58,778 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Cie Games acquisition is not deductible for tax purposes.

PlayFirst, Inc.

On May 14, 2014, the Company completed the acquisition of PlayFirst, Inc. (“PlayFirst”). PlayFirst, which is based in San Francisco, California, employs approximately 30 people and develops casual games for smartphones and other mobile devices. The Company acquired PlayFirst to leverage its casual game expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets.

The purchase price consideration was $11,553, representing 2,955 shares of the Company’s common stock valued at $3.91 per share. The number of shares comprising the purchase price consideration was reduced from 3,000 shares to 2,955 shares due to a working capital adjustment. In addition, the Company withheld a total of 106 shares to cover stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders, which resulted in the Company issuing a total of 2,849 shares valued at $11,141 and paying $412 in cash. Of the 2,849 shares issued in the acquisition, 1,500 are being held in escrow and will be retained by the Company for 24 months to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, the Company assumed approximately $3,480 of PlayFirst net liabilities. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the PlayFirst acquisition.

During the third quarter of 2014, approximately 24 shares that were being held back pursuant to the PlayFirst merger agreement were cancelled to satisfy a net working capital adjustment and a corresponding adjustment of $93 was made to goodwill representing the fair value of the shares on the date of acquisition.

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

Assets acquired:
Cash	$123
Accounts receivable, net	736
Other current assets	145
Property and equipment	15
Intangible assets:
Titles, content and technology	2,200
In Process Research and Development	800
Customer contract and related relationships	700
Goodwill	11,241

Total assets acquired	15,960

Liabilities assumed:
Accounts payable	(1,509)
Other accrued liabilities	(651)
Line of credit	(890)
Term loan	(1,450)

Total liabilities acquired	(4,500)

Net acquired assets	$11,460

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $3,700 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $233 and $915 in acquisition and transitional costs associated with the acquisition of PlayFirst during the three and nine months ended September 30, 2014, respectively, which were primarily general and administrative related.

The Company allocated the residual value of $11,241 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the PlayFirst acquisition is not deductible for tax purposes.

Valuation Methodology

The Company engaged a third-party valuation firm to aid management in its analyses of the fair value of PlayFirst and Cie Games. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

The Company valued titles, content and technology, and in-process research and development using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue, cost of goods sold, and operating expenses for PlayFirst’s and Cie Games’ legacy titles, the future amortization tax benefit of the legacy titles, and a discount rate of between 20% and 35%.

As of the valuation date, PlayFirst was in the process of developing a game, which was launched in the fourth quarter of 2014, and the Company has estimated the majority of the revenues associated with this game will be generated in the remainder of 2014 and 2015.

The Company valued customer relationships using the replacement cost method of the cost approach and based on the perceived value that a market participant would ascribe to the PlayFirst and Cie Games customer relationships, which include existing relationships with Amazon, Apple and Google. Key assumptions used in valuing customer relationships included legal fees and opportunity costs in re-establishing such relationships.

Pro Forma Financial Information

The results of operations for PlayFirst and Cie Games and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s condensed consolidated financial statements since their respective dates of acquisition. For the period ended September 30, 2014 and since the dates of their respective acquisition, PlayFirst and Cie Games contributed approximately $5,354 to the Company’s gross revenue and increased net losses by $1,543. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of PlayFirst and Cie Games for the periods shown as if the acquisition of PlayFirst and Cie Games had each occurred on January 1, 2013. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total pro forma revenues	$72,784	$28,981	$171,106	$92,896
Pro forma net income/(loss)	9,014	(11,350)	1,421	(26,771)
Pro forma net income/(loss) per share — basic	0.09	(0.14)	0.02	(0.34)
Pro forma net income/(loss) per share — diluted	$0.08	$(0.14)	$0.01	$(0.34)

All of the goodwill related to the PlayFirst and Cie Games acquisitions was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011, GameSpy in 2012 and PlayFirst and Cie Games in 2014, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2014 and December 31, 2013 were as follows:

		September 30, 2014			December 31, 2013
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	3 yrs	$34,208	$(13,434)	$20,774	$12,851	$(12,165)	$686
Catalogs	1 yr	1,263	(1,263)	—	1,283	(1,283)	—
ProvisionX Technology	6 yrs	208	(208)	—	211	(211)	—
Carrier contract and related relationships	5 yrs	24,849	(19,999)	4,850	19,940	(19,645)	295
Licensed content	5 yrs	3,019	(3,019)	—	3,040	(3,040)	—
Service provider license	9 yrs	479	(361)	118	482	(324)	158
Trademarks	7 yrs	5,228	(2,014)	3,214	5,230	(1,480)	3,750

		69,254	(40,298)	28,956	43,037	(38,148)	4,889

Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,347	(1,347)	—	1,368	(1,368)	—
Noncompete agreement	4 yrs	5,442	(5,114)	328	5,452	(4,742)	710

Total intangibles assets subject to amortization		6,789	(6,461)	328	6,820	(6,110)	710
In-process research and development	n/a	800	—	800	—	—	—

Total intangibles assets, net		$76,843	$(46,759)	$30,084	$49,857	$(44,258)	$5,599

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. As of September 30, 2014, the Company acquired $27,200 of identifiable intangible assets from its acquisition of PlayFirst and Cie Games. See Note 5 for further details.

During the three months ended September 30, 2014 and 2013, the Company recorded amortization expense in the amounts of $1,338 and $1,082, respectively, in cost of revenues. During the nine months ended September 30, 2014 and 2013, the Company recorded amortization expense in the amounts of $2,333 and $3,234, respectively, in cost of revenues. During the three months ended September 30, 2014 and 2013, the Company recorded amortization expense in the amounts of $127 and $229, respectively, in operating expenses. During the nine months ended September 30, 2014 and 2013, the Company recorded amortization expense in the amounts of $381 and $1,219, respectively, in operating expenses.

As of September 30, 2014, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2014 (remaining three months)	$2,334	$127	$2,461
2015	9,154	201	9,355
2016	8,898	—	8,898
2017	6,076	—	6,076
2018 and thereafter	2,494	—	2,494

Total intangible assets subject to amortization	28,956	328	29,284
In-process research and development	—	—	800

Total intangible assets, net	$28,956	$328	$30,084

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions as of September 30, 2014. The Company has three reporting units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. All of the goodwill attributable to the GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

In the valuation of the goodwill balance for Griptonite, Blammo, MIG, GameSpy, PlayFirst, and Cie Games the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite, Blammo, PlayFirst, and Cie Games studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also used the GameSpy acquired workforce and expertise to help in its development efforts for its games-as-a-service technology platform, and these synergies are reflected in the value of goodwill recognized.

Goodwill by reporting unit for the periods indicated was as follows:

	September 30, 2014				December 31, 2013
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$42,946	$25,354	$24,296	$92,596	$42,946	$25,354	$24,251	$92,551
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

	18,075	—	1,410	19,485	18,075	—	1,365	19,440
Goodwill Acquired during the year	70,019	—	—	70,019	—	—	—	—
Effects of Foreign Currency Exchange	—	—	(10)	(10)	—	—	45	45

Balance as of period ended:	88,094	—	1,400	89,494	18,075	—	1,410	19,485
Goodwill	112,965	25,354	24,286	162,605	42,946	25,354	24,296	92,596
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)

Balance as of period ended:	$88,094	$—	$1,400	$89,494	$18,075	$—	$1,410	$19,485

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

As of September 30, 2014, the Company had goodwill attributable to the APAC and Americas reporting units. The cash flows of these reporting units reflect the income and expenses of assets directly employed by, and liabilities related to, the operations of the reporting unit, including revenue related to local contractual relationships, but excludes revenue related to global contractual relationships such as Digital Storefronts which are owned by the U.S. and allocated directly to the Americas reporting unit. During the third quarter ended September 30, 2014, the Company performed a Step 0 qualitative assessment for its Americas, EMEA, and APAC reporting units. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the reporting units was greater than their carrying amounts, and, as a result, did not proceed to further impairment testing and accordingly did not recognize an impairment of goodwill in the three and nine months ended September 30, 2014.

Note 7 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the three months ended September 30, 2014 and 2013 was $1,102 and $971, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $2,960 and $2,447, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $1,011 and $1,131 at September 30, 2014 and December 31, 2013, respectively, and was included within other long-term liabilities.

In April 2013 and June 2013, Company entered into lease agreements for space at its San Francisco headquarters and Washington offices that will expire on March 31, 2018 and September 30, 2020, respectively. In May 2014, the Company entered into a lease amendment for its Washington offices to expand the rentable square footage by 13 square feet and amended the lease payment schedule. In addition, the deposit for the letter of credit related to the lease was increased by $60. The Company has provided deposits for lines of credit totaling $1,790 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2014.

At September 30, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2014 (remaining three months)	$1,130
2015	4,627
2016	3,901
2017	2,844
2018	1,329
2019 and thereafter	1,733

$15,564

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of September 30, 2014 were $939, which are due over the next one to two years.

On September 2, 2014, the Company and Kimsaprincess, Inc. (“KAP”) entered into a second amendment to their existing License Agreement (the “KAP License Agreement”) entered into in November 5, 2013, as first amended June 13, 2014. In consideration of KAP’s additional commitments and obligations under the amended license agreement and the extension of the term of the KAP License Agreement by three years, the Company paid KAP an additional minimum guarantee, which is fully recoupable by the Company against royalties that it would otherwise pay to KAP.

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of September 30, 2014 were $200, which are due over the remaining three months of 2014. These developer commitments reflect the Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed. The Company expenses developer commitments as services are provided.

Income Taxes

As of September 30, 2014, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” and “accounts payable” on the Company’s unaudited condensed consolidated balance sheets. As of September 30, 2014, the settlement of $1,009 of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2014 or December 31, 2013.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of September 30, 2014 or December 31, 2013.

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

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company is infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs the Court deems just and proper. On October 10, 2014, the Company filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted. On October 27, 2014, IHL filed an opposition to the Company’s motion to dismiss the complaint with prejudice. We the Company filed its reply to IHL’s opposition on November 6, 2014.

On November 5, 2014, the Company filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California. In the complaint, the Company alleged that Hothead has willfully infringed, and continues to willfully infringe, certain Glu copyrights and trade dress contained in Glu’s Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot. The Company’s complaint requests that the Court grant the following relief: (1) preliminary and/or permanent injunction restraining Hothead and its affiliates from directly or indirectly violating the Company’s rights under the Copyright Act and the Lanham Act; (2) an order directing that Hothead file with the Court and serve upon the Company’s counsel within 30 days after entry of such order or judgment a report in writing and under oath setting forth in detail the manner and form in which Hothead has complied with the injunction; (3) an award to the Company of damages it has sustained or will sustain by reason of Hothead’s conduct, all profits derived by Hothead from such conduct, or in lieu of any portion thereof, should the Company so elect, such statutory damages as provided by law; (4) its costs and reasonable attorneys’ fees; (5) prejudgment and post-judgment interest; and (6) all such further and additional relief, in law or in equity, to which the Company may be entitled or which the Court deems just and proper.

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

Note 8 — Stockholders’ Equity

Acquisition

On August 20, 2014, as part of the consideration for its acquisition of Cie Games, the Company issued an aggregate of 9,983 shares of its common stock to Cie Games’ former shareholders, of which approximately 2,139 shares will be held back by Glu for 18 months to satisfy potential indemnification claims under the Cie Games merger agreement.

On May 14, 2014, as consideration for its acquisition of PlayFirst, the Company issued an aggregate of 2,849 shares of its common stock to PlayFirst’s former shareholders, which is net of shares withheld to cover a net working capital adjustment, stockholders’ agent expenses and tax obligations of certain former PlayFirst shareholders. During the third quarter of 2014, approximately 24 shares that were being held back pursuant to the PlayFirst merger agreement were cancelled to satisfy a net working capital adjustment.

Shares Issued in Connection with the Blammo Earnout

In May 2013, the Company issued 742 shares to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. In May 2014, the Company issued 435 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. In July 2014, the Company issued 750 shares of common stock to the former Blammo shareholders in lieu of the opportunity that the former Blammo shareholders otherwise would have had under the Share Purchase Agreement to earn up to 1,154 shares of the Company’s common stock for Fiscal 2015. The fair values of these earnout amounts have been presented in additional paid-in capital on the Company’s condensed consolidated balance sheet as of September 30, 2014. See Note 3 for more information about these issuances.

Public Offerings

In June 2014, the Company sold in an underwritten public offering an aggregate of 9,861 shares of its common stock at a public offering price of $3.50 per share for net cash proceeds of approximately $32,058 after underwriting discounts and other offering expenses.

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

Warrants to Purchase Common Stock

In connection with entry into the second amendment of the KAP License Agreement, the Company issued to KAP and two other entities associated with KAP’s president, Kim Kardashian-West, a total of three warrants exercisable for up to an aggregate of 500 shares of the Company’s common stock (collectively, the “Kardashian Warrants”). Each of the Kardashian Warrants has an initial exercise price of $4.99 per share, subject to adjustments for dividends, reorganizations and other common stock events. Each of the Kardashian Warrants expires on September 2, 2020. Each of the Kardashian Warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the KAP License Agreement, subject to full acceleration or cessation of vesting under certain circumstances, as stipulated in the amended KAP License Agreement. Each of the Kardashian Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis.

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that gives MGM the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $3.00 per share (the “MGM Warrant”), subject to certain adjustments for dividends, reorganizations and other common stock events. Of the 3,333 shares of the Company’s common stock underlying the MGM Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares will vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. The MGM Warrant expires on July 15, 2018. Under ASC 505, Equity-Based Payments to Non-Employees, the Company estimated the fair value of the vested shares of the MGM Warrant on the grant date using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes valuation model for the three and nine months ended September 30, 2013 included an expected term of 5.0 years, volatility of 64.2%, risk-free interest rate of 1.5% and a dividend yield of 0%. During the three months ended September 30, 2013, the Company recorded $427 of non-cash warrant related expense in cost of revenues. The Company recorded the warrant issuance as a non-cash warrant related expense in cost of revenues for warrant shares immediately vested upon signing of the agreement, as such vesting was not tied to any game release nor to any specific intellectual property license. In July 2014, 333 shares vested in conjunction with the worldwide commercial release of a game based on MGM’s intellectual property, Hercules. Under ASC 505, the Company estimated the fair value of the vested portion of the MGM Warrant related to the Hercules game on the vest date using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes valuation model for the three and nine months ended September 30, 2014 included an expected term of 5.0 years, volatility of 56.8%, risk-free interest rate of 1.8% and a dividend yield of 0%. During the three months ended September 30, 2014, the Company recorded $1,126 of non-cash warrant related expense in cost of revenues in the current period as the Hercules game is not expected to generate meaningful revenues over its lifetime. On July 11, 2014, MGM exercised 667 vested shares pursuant to which the Company received aggregate cash proceeds of $2,000.

In April 2014, the Company entered into a license agreement with MGM, United Artists Corporation and Danjaq, LLC pursuant to which the Company will develop and publish a free-to-play mobile game based on the James Bond film franchise. The commercial release by the Company of this mobile game, which is expected to occur in summer 2015, will trigger the vesting of an additional 1,000 shares subject to the MGM Warrant.

During the nine months ended September 30, 2014 and 2013, respectively, investors exercised warrants to purchase 1,190 and 2,886 shares of the Company’s common stock, and the Company received gross proceeds of $2,786 and $4,329, respectively, in connection with these exercises. These exercised warrants related to part of the MGM Warrant as well as warrants issued by the Company in August 2010 in connection with a private placement transaction.

Warrants outstanding as of September 30, 2014 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Issue Date	(Years)	Share	Warrant
August 2010 — Warrants issued in private offering	5	$1.50	450
July 2013 — Warrant issued to MGM	5	$3.00	2,667
September 2014 — Warrant issued to KAP	6	$4.99	500

			3,617

Note 9 — Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, and other stock-based awards to employees, non-employee directors and consultants. In April 2013, the Company’s Board of Directors approved, and in June 2013, the Company’s stockholders approved, the amended and restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”). The Amended 2007 Plan includes an increase of 7,200 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock, RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.39 shares. When a stock-based award that is not a full value award is cancelled, the underlying shares are returned to the pool of shares available for grant at a ratio of 1.39 shares for each share cancelled. As of September 30, 2014, 1,911 shares were available for future grants under the Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of September 30, 2014, 1,283 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but effective November 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. As of September 30, 2014, 266 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the nine months ended September 30, 2014 is as follows:

Shares
Available
Balances at December 31, 2013	4,890
Share-based awards granted (1)	(5,104)
Share-based awards canceled (2)	2,391

Balances at September 30, 2014	2,177

(1)	Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 reduce the number of shares available for grant by 1.39 shares for each share subject to an RSU award.
(2)	RSUs granted after June 6, 2013 that are forfeited and returned to the pool of shares available for grant increase the pool by 1.39 shares for each share subject to an RSU that is forfeited.

RSU Activity

A summary of the Company’s RSU activity for the nine months ended September 30, 2014, is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2013	2,578	$2.91
Granted	3,183	3.97
Vested	(292)	2.70
Forfeited	(788)	3.43

Awarded and unvested, September 30, 2014	4,681	$3.56

Restricted stock units expected to vest, September 30, 2014	3,666

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2013	10,399	$2.98
Options granted	859	4.10
Options canceled	(1,228)	3.47
Options exercised	(2,782)	2.19

Balances at September 30, 2014	7,248	$3.32	3.64	$14,416

Options vested and expected to vest at September 30, 2014	6,806	$3.31	3.57	$13,611
Options exercisable at September 30, 2014	4,175	$3.30	2.99	$8,782

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $5.17 per share as of September 30, 2014 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $6,081 and $571 for the nine months ended September 30, 2014 and 2013, respectively. The Company realized no significant income tax benefit from stock option exercises during the three or nine months ended September 30, 2014 or 2013. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

During the nine months ended September 30, 2014, the Company granted to its Chief Executive Officer two RSU awards for a total of 575 shares of the Company’s common stock with both time-based and stock-price-based vesting components (the “Market-Based RSUs”). One of the Market-Based RSUs for 225 shares vests over four years but also required that the Company’s average closing stock price for 30 consecutive trading days equal $7.00 per share or greater (the “$7.00 Vesting Trigger”). The other Market-Based RSU for 350 shares also vests over four years but required that the Company’s average closing stock price for 30 consecutive trading days equal $10.00 per share or greater (the “$10.00 Vesting Trigger”). The Company estimated the fair values and derived service periods of the Market-Based RSUs on the date of grant using a Monte Carlo valuation model. The total fair value of both Market-Based RSUs was initially estimated at $1,311 and was to be recognized in tranches over the longer of the derived service period or time-based vesting period on a graded vesting basis. Key assumptions for the nine months ended September 30, 2014 included an expected volatility of 48.5%, risk-free rate of 1.35%, dividend yield of 0.00%, and grant price of $4.05 based on closing price of the Company’s common stock on The NASDAQ Global Market on April 24, 2014. On July 24, 2014, the Compensation Committee of the Company’s Board of Directors approved a modification to the Market-Based RSUs to remove the $7.00 Vesting Trigger and the $10.00 Vesting Trigger. Accordingly, the Market-Based RSUs will only be subject to time-based vesting from July 24, 2014 onwards. As a result of the modification to the market-based vesting condition, the original unamortized stock-based compensation expense and an incremental unamortized expense of $2,714 will be recognized over the remaining service period.

Under Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.41%	1.16%	1.31%	0.69%
Expected volatility	57.9%	50.8%	49.3%	52.5%
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $1.61 and $1.07 per share, respectively.

The Company calculated employee stock-based compensation expense recognized for the three and nine months ended September 30, 2014 and 2013 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$764	$268	$6,686	$1,099
Sales and marketing	201	40	492	200
General and administrative	989	412	2,321	1,402

Total stock-based compensation expense	$1,954	$720	$9,499	$2,701

The above table includes compensation expense attributable to the consideration that was issuable to the Blammo employees who were former shareholders of Blammo, which was recorded as research and development expensed over the term of the earn-out periods, since these employees are primarily employed in product development. The Company re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target that was likely to be achieved. During the three and nine months ended September 30, 2014, the Company recorded zero and $4,559 of stock-based compensation expense, respectively, related to this contingent consideration. During the three and nine months ended September 30, 2013, the Company recorded $161 and $134 of stock-based compensation income and expense, respectively, related to this contingent consideration. Since the contingency related to the number of shares to be earned in connection with all earnout years was resolved as of June 30, 2014, the full fair value of the shares has been presented in additional paid in capital. See Note 3 for further details.

As of September 30, 2014, the Company had $14,441 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over a weighted-average period of approximately 3.11 years. As of September 30, 2014, the Company had $4,514 of total unrecognized compensation expense related to stock options, net of estimated forfeitures, which will be recognized over a weighted average period of 2.25 years. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

Note 10 — Income Taxes

The Company recorded an income tax benefit of $10,850 and $10,328 for the three and nine months ended September 30, 2014, respectively, and an income tax benefit of $30 and $2,765 for the three and nine months ended September 30, 2013, respectively. These changes were primarily due to the release of a portion of the Company’s valuation allowance resulting from the acquisition of Cie Games and the release of a liability for uncertain tax positions, as the Company received a closure notice for an ongoing tax return inquiry in July 2014. The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

The Company recorded a release of its valuation allowance of $8,352 in the three months ended September 30, 2014 as a result of the acquisition of Cie Games in August 2014. Pursuant to ASC 805-740, Income Taxes (“ASC 740”) changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. This release of the valuation allowance caused the Company to recognize an income tax benefit for the three months ended September 30, 2014.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. As of September 30, 2014 and December 31, 2013, the total amount of unrecognized tax benefits was $5,772 and $6,538, respectively. As of September 30, 2014 and December 31, 2013, approximately $1,149 and $1,915, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of September 30, 2014, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $439 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. In July 2014, the Company received a closure notice for an ongoing tax return inquiry indicating no adjustments. As a result, the liability for uncertain tax positions associated with this inquiry decreased by approximately $810 in the third quarter of 2014.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded a expense of $17 and $46 related to interest on uncertain tax positions during the three and nine months ended September 30, 2014 and $1 and $71 of interest on uncertain tax positions during the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had a liability of $326 and $283, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2012 tax returns for the various entities in the United Kingdom is expected to be closed in 2014. The Company’s China income tax returns are open by statute for tax years 2009 and forward.

Note 11 — Segment Reporting

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States of America	$39,697	$9,055	$84,732	$30,000
China	2,229	2,673	9,460	8,132
Americas, excluding the USA	3,212	1,277	6,946	3,785
EMEA	12,969	4,812	30,093	15,610
APAC, excluding China	6,684	3,905	19,050	13,245

	$64,791	$21,722	$150,281	$70,772

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2014	2013
Americas	$4,091	$4,108
EMEA	741	899
APAC	21	89

	$4,853	$5,096

Note 12 — Restructuring

During 2013 and 2014, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the three and nine months ended September 30, 2013, the Company recorded zero and $1,448, respectively, of restructuring plan charges relating to employee termination costs in its Brazil, San Francisco, China, Kirkland, and EMEA offices, and facility-related costs related to streamlining its facility in Kirkland, Washington and additional costs associated with vacating its Brazil office. During the three and nine months ended September 30, 2014, the Company recorded $209 and $368 of restructuring charges, respectively, relating to employee termination costs associated with headcount reductions in its Moscow, Washington, and San Francisco studios.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understand our financial results for the three and nine months ended September 30, 2014, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended September 30, 2014 were $64.8 million, a 198.3% increase compared to the three months ended September 30, 2013, in which we reported revenues of $21.7 million. Revenues for the nine months ended September 30, 2014 were $150.3 million, a 112.3% increase compared to the nine months ended September 30, 2013, in which we reported revenues of $70.8 million. These increases were largely attributable to sales generated from Kim Kardashian: Hollywood, our most successful initial title launch to date, which we globally launched in June 2014, along with sales generated from Dino Hunter: Deadly Shores and Tap Sports Baseball, each of which we globally launched during the third quarter of 2014, and the continued success of Deer Hunter 2014 and Eternity Warriors 3. Revenues from Racing Rivals subsequent to our acquisition of Cie Games, Inc. (“Cie Games”) in August 2014 further contributed to our increase in revenues.

We have concentrated our product development efforts towards developing games for smartphones, tablets and other next-generation platforms. We generate the majority of our revenues from Apple’s iOS platform, which accounted for 64.4% and 58.6% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 61.4% and 58.8% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. We generated the majority of these iOS-related revenues through the Apple App Store, which represented 55.2% and 50.3% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 50.6% and 50.4% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we generated approximately 32.9% and 29.7% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 35.3% and 29.0% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively, from the Android platform. We generated the majority of our Android-related revenues through the Google Play Store, which represented 23.2% and 18.7% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 24.6% and 18.7% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our Android-related revenues from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

However, for us to continue to execute on our strategy, we must continue to improve the retention and monetization of our players. We believe that deep monetization is one of the primary areas in which we must be proficient to succeed in the mobile gaming industry. Accordingly, we have implemented a number of measures designed to improve player retention and game monetization. These include hiring a number of personnel with monetization expertise and including deeper “meta game” functionality in our games, by which we mean increasing the player’s ability to continue to create content or otherwise invest in the game outside the core gameplay loop, which we believe should result in increased player retention. In addition, part of our strategy is to continue transitioning towards becoming a games-as-a-service, or GaaS, company, in which we continue to significantly invest in our games subsequent to their initial global launch. This will enable us to deliver a number of additional features in our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in our games. We plan to continue to invest in our GaaS technology and hire additional monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company.

We have recently grown and broadened our revenue base through the acquisitions of PlayFirst, Inc., or PlayFirst, in May 2014 and Cie Games, Inc. in August 2014. The acquisition of PlayFirst will enable us to expand our portfolio of casual games beyond Kim Kardashian: Hollywood and our Stardom titles, and we launched our first title based on the acquired PlayFirst intellectual property, Diner Dash, in October 2014. Cie Games is a leading publisher of racing games on the Apple App Store and Google Play, particularly with respect to its successful Racing Rivals game, and this acquisition has allowed us to add a new genre of games to our product portfolio. For more information regarding the PlayFirst and Cie Games acquisitions, see “—Significant Transactions” below. We expect to continue to explore, and potentially consummate, acquisitions of companies or technologies that we believe can further our strategic objectives.

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

In addition, our revenues will continue to depend significantly on growth in the mobile games market and our ability to successfully compete against a continually increasing number of developers, many of whom are larger than us or have other competitive advantages, and the overall strength of the economy, particularly in the United States. Our revenues also depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business. For example, Apple has during the last several years made changes to its app store developer agreement relating to privacy and our ability to include certain types of third-party advertising in our games. In addition, Apple recently informed developers that beginning on February 1, 2015, all applications that are submitted to the Apple App Store must include 64-bit support. Some of these changes have in the past, and may in the future, negatively impact our revenues.

Our net income in the three months ended September 30, 2014 was $10.4 million versus a net loss of $8.0 million in the three months ended September 30, 2013. This increase in our net income was primarily due to an increase in revenues of $43.1 million, and an increase in income tax benefit of $10.8 million. These favorable factors were partially offset by an increase in cost of revenues of $18.1 million and an increase in operating expenses of $17.2 million. See “—Results of Operations—Comparison of the Three Months Ended September 30, 2014 and 2013” below for further details.

Our net income in the nine months ended September 30, 2014 was $6.8 million versus a net loss of $16.4 million in the nine months ended September 30, 2013. This increase in our net income was primarily due to an increase in revenues of $79.5 million and an increase in income tax benefit of $7.6 million, which was partially offset by an increase in operating expenses of $35.8 million, and an increase in cost of revenues of $27.5 million. See “—Results of Operations—Comparison of the Nine Months Ended September 30, 2014 and 2013” below for further details.

Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Canadian Dollar, and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2013 and the first nine months of 2014.

Our ability to sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We expect our personnel costs to increase due to our recent acquisitions of PlayFirst and Cie Games. We increased our spending on sales and marketing initiatives in the first nine months of 2014 compared to the first nine months of 2013 in connection with the launch and promotion of our games.

Cash and cash equivalents at September 30, 2014 totaled $54.3 million, an increase of $25.8 million from the $28.5 million balance at December 31, 2013. This increase was primarily due to $32.1 million of net proceeds we received from our June 2014 public offering and $9.9 million of aggregate proceeds from warrant exercises, option exercises and purchases under our employee stock purchase program that occurred during the nine months ended September 30, 2014, and $11.2 million of cash provided by operations. These inflows were partially offset by $2.3 million of cash used in financing activities to pay off line of credit agreements and term loan assumed in our acquisition of PlayFirst and $24.3 million of net cash used in investing activities primarily for our acquisition of Cie Games.

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

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended September 30, 2014 is aggregate daily DAU for the month of September 2014 calculated for all active smartphone titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2014			2013
	March 31	June 30	September 30	March 31	June 30	September 30
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	7,028	5,324	7,237	3,894	2,895	4,273
Aggregate MAU	64,472	51,857	60,301	40,056	29,395	45,229
Aggregate ARPDAU	$0.07	$0.08	$0.10	$0.06	$0.08	$0.05

The increase in aggregate DAU and MAU for the three months ended September 30, 2014 as compared to the same period of the prior year was primarily the result of increased downloads related to the launches of Kim Kardashian: Hollywood and Dino Hunter: Deadly Shores in the third quarter of 2014, as well as the continued strong performance of Deer Hunter 2014, Eternity Warriors 3, Frontline Commando 2 and Robocop, which titles we launched in the second half of 2013 and first quarter of 2014. Our aggregate ARPDAU also increased in the three months ended September 30, 2014 as compared to the same period of the prior year, due to higher revenues per paying user, primarily attributable to the success of Kim Kardashian: Hollywood. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

KAP Warrants

On September 2, 2014, we and Kimsaprincess, Inc., or KAP, entered into a second amendment to our existing License Agreement. In connection with entry into this second amendment, we issued to KAP and two other entities associated with KAP’s president, Kim Kardashian-West, a total of three warrants exercisable for up to an aggregate of 500,000 shares of our common stock. Each of the warrants has an initial exercise price of $4.99 per share, subject to adjustments for dividends, reorganizations and other common stock events. Each of the warrants expires on September 2, 2020. Each of the warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the license agreement between us and KAP, subject to full acceleration or cessation of vesting under certain circumstances, as stipulated in the license agreement. Each of the warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis.

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

On July 3, 2014, 333,333 shares vested in conjunction with the worldwide commercial release of our game based on MGM’s intellectual property, Hercules. In connection with the release of this game, we recorded a $1.1 million non-cash warrant expense during the three and nine months ended September 30, 2014. On July 11, 2014, MGM exercised 666,666 vested shares pursuant to which we received aggregate cash proceeds of $2.0 million.

Blammo Earnout

On August 1, 2011, we completed the acquisition of Blammo Games Inc., or Blammo, by entering into a Share Purchase Agreement among Glu, Blammo and the owners of Blammo’s outstanding share capital (the “Sellers”). Under the Share Purchase Agreement we purchased all of the Blammo share capital, and we (1) issued to the Sellers an aggregate 1,000,000 shares of our common stock and (2) agreed to issue to the Sellers up to an aggregate of an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieves certain baseline and upside Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the years ending March 31, 2013 (up to 909,091 Additional Shares), March 31, 2014 (up to 1,250,000 Additional Shares) and March 31, 2015 (up to 1,153,846 Additional Shares). In May 2013, we issued 742,036 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013, and in May 2014, we issued 434,865 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. Since the contingency related to the number of shares earned in connection with the targets for the years ended March 31, 2013 and 2014 was resolved and the number of shares became fixed as of March 31, 2013 and 2014, the fair values of these shares as then last re-measured in the amount of $2.3 million and $2.1 million, respectively, have been presented in additional paid-in capital in the our condensed consolidated balance sheet since March 31, 2013 and 2014. As of June 30, 2014, we reached a mutual understanding with the former Blammo shareholders of a change in the vesting condition of the last tranche of earnout shares and agreed to settle for a fixed number of shares. In July 2014, we and the former Blammo shareholders entered into a formal agreement memorializing this mutual agreement, pursuant to which we issued to the former Blammo shareholders 750,000 Additional Shares in lieu of the opportunity to earn up to 1,153,846 Additional Shares for the fiscal year ending March 31, 2015 (“Fiscal 2015”) if Blammo were to generate $15 million in Net Revenues during Fiscal 2015. Since the contingency related to the number of shares to be earned in connection with the target for Fiscal 2015 has been resolved and the number of shares has become fixed, the fair value of these shares, as last re-measured in the amount of approximately $3.8 million, has been presented in additional paid-in capital on our condensed consolidated balance sheet since June 30, 2014.

Acquisition of PlayFirst

In May 2014, we completed the acquisition of PlayFirst. PlayFirst, which is based in San Francisco, California, employs approximately 30 people and develops casual games for smartphones and other mobile devices.

The purchase price consideration was $11.6 million, representing 2,954,659 shares of our common stock valued at $3.91 per share. The number of shares comprising the purchase price consideration was reduced from 3,000,000 shares to 2,954,659 shares due to a working capital adjustment. In addition, we withheld approximately 106,000 shares to cover stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders, which resulted in us issuing a total of 2,849,276 shares in the acquisition valued at $11.1 million and paying $412,000 of cash. Of the 2,849,276 shares issued in the acquisition, 1,500,000 shares are being held back and will be retained by us for 24 months to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, we assumed approximately $3.5 million of PlayFirst net liabilities. During the third quarter of 2014, we and the stockholders’ agent under the merger agreement agreed that we were entitled to retain approximately 24,000 shares from the holdback due to a working capital adjustment, and an adjustment of $93,000 was made to goodwill representing the fair value of the shares on the date of acquisition.

All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the acquisition. Our first title created by PlayFirst was released in the fourth quarter of 2014.

Acquisition of Cie Games

On August 20, 2014, we completed the acquisition of Cie Games, a developer of racing genre mobile games based in Long Beach, California. We intend to leverage Cie Games’ racing genre expertise, assembled workforce and existing mobile games in order to expand our game offerings on smartphones and tablets. The purchase price consideration included 9,982,886 shares of our common stock valued at $5.09 per share, for an aggregate of $50.8 million in share consideration. In addition, we agreed to pay approximately $29.5 million in cash consideration, for total overall consideration paid of $80.3 million. We are holding back 2,139,190 of the Cie Games Shares for 18 months to satisfy potential indemnification claims under the merger agreement for the acquisition. In addition, $280,000 of the cash consideration was held back and may be released to the former stockholders of Cie Games to the extent we receive a tax refund relating to Cie Games’ operations from January 1, 2014 through August 20, 2014, and $250,000 of the cash consideration was held back to satisfy potential working capital shortfalls, if any. All outstanding Cie Games capital stock and stock options were cancelled at the closing of the acquisition.

Critical Accounting Policies and Estimates

There were no significant changes in our Critical Accounting Policies and Estimates during the nine months ended September 30, 2014 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

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

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Revenue by Type
Micro-Transactions	$53,645	$16,463
Advertisements	4,778	1,058
Offers	6,018	1,682
Other	94	1,214
Feature phone	256	1,305

Total Revenues	$64,791	$21,722

Our revenues increased $43.1 million, or 198.3%, from $21.7 million for the three months ended September 30, 2013 to $64.8 million for the three months ended September 30, 2014, which was primarily related to a $37.2 million increase in our revenues from micro-transactions (in-app purchases) and a $8.1 million increase in our revenues from advertisements and offers, driven by the success of our Kim Kardashian: Hollywood, and Dino Hunter: Deadly Shores titles and the continued success of our Deer Hunter 2014 and Eternity Warriors 3 titles during the third quarter of 2014. These increases were partially offset by a $2.2 million decrease in premium and feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphones, tablets and other next-generation platforms. We generate revenues from micro-transactions, advertisements and, offers, and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our revenues derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though it has been greater than 2% for certain of our games, including Kim Kardashian: Hollywood and Eternity Warriors 3.

Our revenues do not include approximately $34.2 million of revenues as of September 30, 2014 relating primarily to offers and micro-transactions that have been deferred over the weighted average useful lives of paying users. International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $12.4 million, from $12.7 million in the three months ended September 30, 2013 to $25.1 million in the three months ended September 30, 2014. This was primarily related to a $8.2 million increase in our EMEA revenues, and a $2.3 million increase in our APAC revenues, primarily related to increased revenues from Japan, Korea, and China. The increase in our international revenues was supplemented by an increase of $30.6 million in our United States revenues.

Cost of Revenues

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$25,733	$7,871
Amortization of intangible assets	1,338	1,082

Total cost of revenues	$27,071	$8,953

Revenues	$64,791	$21,722

Gross margin	58.2%	58.8%

Our cost of revenues increased $18.1 million, or 202.4%, from $9.0 million in the three months ended September 30, 2013 to $27.1 million in the three months ended September 30, 2014. This increase was primarily due to a $11.0 million increase in platform commission expense due to a higher volume of revenue transactions through the digital storefronts, a $6.0 million increase in royalties associated with an increase in royalty-burdened revenues, a $699,000 increase in non-cash warrant expense due to the vesting of 333,333 shares under the warrant that we issued to MGM in connection with the launch of our Hercules game and a $558,000 increase in hosting fees to support our free-to-play titles. Revenues attributable to games based upon original intellectual property decreased as a percentage of revenues from 92.5% in the three months ended September 30, 2013 to 45.3% in the three months ended September 30, 2014, primarily due to an increase in sales of games based on licensed brands, in particular our Kim Kardashian: Hollywood game, which launched in late June 2014. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 43.4% in the three months ended September 30, 2013 to 18.9% in the three months ended September 30, 2014, due to lower royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 5.2% in the three months ended September 30, 2013 to 10.5% in the three months ended September 30, 2014. We expect our gross margin percentage to be impacted during the remainder of 2014 primarily due to significant royalties and platform fees resulting from the success of our Kim Kardashian: Hollywood game.

Research and Development Expenses

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Research and development expenses	$15,355	$11,405
Percentage of revenues	23.7%	52.5%

Our research and development expenses increased $4.0 million, or 34.6%, from $11.4 million in the three months ended September 30, 2013 to $15.4 million in the three months ended September 30, 2014. The increase in research and development costs was primarily due to a $2.3 million increase in salaries and benefits, as our research and development headcount increased from 414 employees at September 30, 2013 to 504 employees at September 30, 2014, resulting primarily from headcount added through our PlayFirst and Cie Games acquisitions in the second and third quarters of 2014, respectively. This increase in headcount also resulted in a $496,000 increase in employee stock-based compensation expense as the newly acquired Cie Games personnel were issued stock-based awards during the third quarter of 2014. The increase in research and development costs was also driven by a $389,000 increase in outside services due to higher external developer costs, and a $276,000 increase in temporary and consulting fees associated with outsourced art, engineering, and quality assurance personnel. As a percentage of revenues, research and development expenses decreased from 52.5% in the three months ended September 30, 2013 to 23.7% in the three months ended September 30, 2014. Research and development expenses included $764,000 of stock-based compensation expense in the three months ended September 30, 2014 and $268,000 in the three months ended September 30, 2013. We anticipate that our research and development expenses will increase in absolute dollars for the remainder of 2014 due primarily to the increase in headcount added through our PlayFirst and Cie Games acquisitions.

Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Sales and marketing expenses	$15,327	$5,361
Percentage of revenues	23.7%	24.7%

Our sales and marketing expenses increased $10.0 million, or 185.9%, from $5.4 million in the three months ended September 30, 2013 to $15.3 million in the three months ended September 30, 2014. The increase was primarily due to a $9.5 million increase in marketing promotions associated with our free-to-play games and an increase of $341,000 in salaries, benefits and variable compensation, as our sales and marketing headcount increased from 40 at September 30, 2013 to 60 at September 30, 2014. As a percentage of revenues, sales and marketing expenses decreased from 24.7% in the three months ended September 30, 2013 to 23.7% in the three months ended September 30, 2014. Sales and marketing expenses included $201,000 of stock-based compensation expense in the three months ended September 30, 2014 and $40,000 in the three months ended September 30, 2013.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
General and administrative expenses	$6,808	$3,617
Percentage of revenues	10.5%	16.7%

Our general and administrative expenses increased $3.2 million, or 88.2%, from $3.6 million in the three months ended September 30, 2013 to $6.8 million in the three months ended September 30, 2014. The increase in general and administrative expenses was primarily due to a $2.1 million increase in salaries, benefits and variable compensation resulting from higher attainment of employee and executive bonuses in the third quarter of 2014 and an increase in the annual base salary for our Chief Executive Officer that was made effective in July 2014, a $378,000 increase in professional services due to higher legal and accounting fees associated with the acquisitions of PlayFirst and Cie Games, and a $577,000 increase in the stock-based compensation due to stock-based awards issued to our Chief Executive Officer, new employees, and other executives. Our general and administrative headcount increased from 67 employees at September 30, 2013 to 75 employees at September 30, 2014. As a percentage of revenues, general and administrative expenses decreased from 16.7% in the three months ended September 30, 2013 to 10.5% in the three months ended September 30, 2014. General and administrative expenses included $989,000 of stock-based compensation expense in the three months ended September 30, 2014 and $412,000 in the three months ended September 30, 2013.

Other Operating Expenses

Our restructuring charge increased from zero in the three months ended September 30, 2013 to $209,000 in the three months ended September 30, 2014 as we terminated personnel supporting our games-as-a-service technology and a senior executive within our studio organization. These terminations were made to streamline operations and reduce costs. Our amortization of intangible assets decreased from $229,000 in the three months ended September 30, 2013 to $127,000 in the three months ended September 30, 2014 due to the non-compete agreements associated with our acquisition of Griptonite in August 2011 being fully amortized in July 2013.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, increased from a net expense of $155,000 in the three months ended September 30, 2013 to $340,000 in the three months ended September 30, 2014. This increase was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit

Our income tax benefit increased from $30,000 in the three months ended September 30, 2013 to $10.9 million in the three months ended September 30, 2014, due to the release of a portion of our valuation allowance for $8.4 million resulting from our acquisition of Cie Games and the release of an $810,000 liability for uncertain tax positions, as we received a closure notice for an ongoing tax return inquiry in July 2014. The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At September 30, 2014, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $439,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Smartphone Revenue by Type
Micro-Transactions	$122,254	$52,914
Advertisements	9,347	3,869
Offers	15,498	4,357
Other	1,919	5,048
Feature phone	1,263	4,584

Smartphone Revenues	$150,281	$70,772

Our revenues increased $79.5 million, or 112.3%, from $70.8 million for the nine months ended September 30, 2013 to $150.3 million for the nine months ended September 30, 2014, which was primarily related to an $69.3 million increase in our revenues from micro-transactions (in-app purchases) and a $16.6 million increase in our revenues from advertisements and offers. These increases in our revenues were driven by the success of our new titles launched during the nine months ended September 30, 2014, particularly Kim Kardashian: Hollywood and Dino Hunter: Deadly Shores, and the continued success of our Deer Hunter 2014 and Eternity Warriors 3 titles. These increases were partially offset by a $6.5 million decrease in premium and feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphones, tablets and other next-generation platforms.

Our revenues do not include approximately $34.2 million of revenues as of September 30, 2014 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues increased by $24.8 million, from $40.8 million in the nine months ended September 30, 2013 to $65.5 million in the nine months ended September 30, 2014. This was primarily related to a $14.5 million increase in our EMEA revenues, and a $7.1 million increase in our APAC revenues, primarily related to increased revenues from Korea and China. The increase to our international revenues was supplemented by an increase of $54.7 million in our United States revenues.

Cost of Revenues

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cost of revenues:
Platform commissions, royalties and other	$51,367	$23,003
Amortization of intangible assets	2,333	3,234

Total cost of revenues	$53,700	$26,237

Revenues	$150,281	$70,772

Gross margin	64.3%	62.9%

Our cost of revenues increased $27.5 million, or 104.7%, from $26.2 million in the nine months ended September 30, 2013 to $53.7 million in the nine months ended September 30, 2014. This increase was primarily due to a $20.5 million increase in platform commissions due to a higher volume of revenue transactions through the digital storefronts, a $5.8 million increase in royalties associated with an increase in royalty-burdened revenues, a $1.6 million increase in hosting fees to support our free-to-play titles and a $699,000 increase in non-cash warrant expense due to the vesting of 333,333 shares in connection with the launch of our game based on MGM’s intellectual property, Hercules. These increases were partially offset by a $901,000 decrease in amortization of intangible assets primarily related to more intangible assets being fully amortized in the beginning of 2014. Revenues attributable to games based upon original intellectual property decreased as a percentage of revenues from 91.5% in the nine months ended September 30, 2013 to 71.6% in the nine months ended September 30, 2014, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 44.7% in the nine months ended September 30, 2013 to 19.9% in the nine months ended September 30, 2014, due to lower royalty rates for distribution of certain licensed smartphone titles. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 4.4% in the nine months ended September 30, 2013 to 5.8% in the nine months ended September 30, 2014.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Research and development expenses	$48,231	$34,259
Percentage of revenues	32.1%	48.4%

Our research and development expenses increased $14.0 million, or 40.8%, from $34.3 million in the nine months ended September 30, 2013 to $48.2 million in the nine months ended September 30, 2014. The increase in research and development costs was primarily due to a $5.6 million increase in stock-based compensation expense primarily related to fair value changes of the contingent consideration issued to employees who are former Blammo shareholders as baseline earnout targets were met in the first quarter of 2014 and we issued them an additional 750,000 shares in July 2014 in lieu of the potential earnout they would have earned for their fiscal 2015 earnout period. In addition, the increase in research and development expenses related to a $6.0 million increase in salaries, benefits and variable compensation resulting from higher attainment of studio bonuses in the nine months ended September 30, 2014 and increased headcount related to our PlayFirst and Cie Games acquisitions. Our research and development headcount increased from 414 employees at September 30, 2013 to 504 employees at September 30, 2014. The increase in research and development costs was also driven by a $993,000 increase in outside services due to higher external developer costs, and a $723,000 increase in temporary and consulting fees associated with outsourced art, engineering, and quality assurance personnel. As a percentage of revenues, research and development expenses decreased from 48.4% in the nine months ended September 30, 2013 to 32.1% in the nine months ended September 30, 2014. Research and development expenses included $6.7 million of stock-based compensation expense in the nine months ended September 30, 2014 and $1.1 million in the nine months ended September 30, 2013.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Sales and marketing expenses	$32,801	$15,512
Percentage of revenues	21.8%	21.9%

Our sales and marketing expenses increased $17.3 million, or 111.5%, from $15.5 million in the nine months ended September 30, 2013 to $32.8 million in the nine months ended September 30, 2014. The increase was primarily due to a $15.5 million increase in marketing promotions associated with our free-to-play games and an increase of $1.4 million in salaries, benefits and variable compensation, as our sales and marketing headcount increased from 40 at September 30, 2013 to 60 at September 30, 2014. As a percentage of revenues, sales and marketing expenses decreased slightly from 21.9% in the nine months ended September 30, 2013 to 21.8% in the nine months ended September 30, 2014. Sales and marketing expenses included $492,000 of stock-based compensation expense in the nine months ended September 30, 2014 and $200,000 in the nine months ended September 30, 2013.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
General and administrative expenses	$17,865	$11,388
Percentage of revenues	11.9%	16.1%

Our general and administrative expenses increased $6.5 million, or 56.9%, from $11.4 million in the nine months ended September 30, 2013 to $17.9 million in the nine months ended September 30, 2014. The increase in general and administrative expenses was primarily due to a $3.8 million increase in salaries, benefits and variable compensation resulting from higher attainment of executive bonuses in the nine months ended September 30, 2014, a $884,000 increase in the fair market value of contingent consideration issued to Blammo non-employee shareholders, a $713,000 increase in professional services due to higher legal and accounting fees associated with the acquisitions of PlayFirst and Cie Games, and a corresponding $919,000 increase in employee stock-based compensation attributable to equity awards issued to new employees and executives. Our general and administrative headcount increased from 67 employees at September 30, 2013 to 75 employees at September 30, 2014. As a percentage of revenues, general and administrative expenses decreased from 16.1% in the nine months ended September 30, 2013 to 11.9% in the nine months ended September 30, 2014. General and administrative expenses included $2.3 million of stock-based compensation expense in the nine months ended September 30, 2014 and $1.4 million in the nine months ended September 30, 2013.

Other Operating Expenses

Our restructuring charge decreased from $1.4 million in the nine months ended September 30, 2013 to $368,000 in the nine months ended September 30, 2014, as the restructuring that took place during the nine months ended September 30, 2014 resulted in fewer terminated employees. Our amortization of intangible assets decreased from $1.2 million in the nine months ended September 30, 2013 to $381,000 in the nine months ended September 30, 2014 due to the non-compete agreements associated with our acquisition of Griptonite in August 2011 being fully amortized in July 2013.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $140,000 in the nine months ended September 30, 2013 to net expense of $494,000 in the nine months ended September 30, 2014. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit

Our income tax benefit increased from $2.8 million benefit in the nine months ended September 30, 2013 to $10.3 million in the nine months ended September 30, 2014. This change was primarily due to the release of a portion of our valuation allowance for $8.4 million resulting from our acquisition of Cie Games and the release of an $810,000 liability for uncertain tax positions, as we received a closure notice for an ongoing tax return inquiry in July 2014. The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in the United States and certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$4,558	$6,478
Cash provided by (used in) operating activities	11,243	(11,519)
Cash flows used in investing activities	(24,383)	(3,258)
Cash flows provided by financing activities	39,222	20,092

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of September 30, 2014, we had an accumulated deficit of $245.4 million.

Operating Activities

In the nine months ended September 30, 2014, net cash provided by operating activities was $11.2 million, which was primarily due to net income of $6.8 million, an increase in deferred revenues of $15.7 million, an increase in accrued royalties of $9.5 million, an increase in accrued compensation of $2.7 million, and adjustments for non-cash items, including stock-based compensation expense of $9.5 million, amortization expense of $2.7 million, depreciation expense of $1.8 million, a non-cash warrant expense of $1.1 million, and a fair value expense adjustment of $835,000 related to the Blammo earnout for non-employee shareholders. These favorable factors were partially offset by an increase in accounts receivable of $10.8 million, a decrease in non-current liabilities of $8.5 million, an increase in prepaid expenses and other current assets of $8.7 million, an increase in prepaid royalties of $5.1 million, and a decrease of $6.8 million in accounts payable and other accrued liabilities.

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

Investing Activities

In the nine months ended September 30, 2014, we used $24.4 million of cash for investing activities primarily related to the acquisitions of PlayFirst and Cie Games.

In the nine months ended September 30, 2013, we used $3.3 million of cash for investing activities resulting primarily from deposits of $1.7 million under our letters of credit associated with the sublease for our new San Francisco headquarters lease and the new office for our Glu Washington studio, $1.3 million of property and equipment purchases and $200,000 of other investments.

Financing Activities

In the nine months ended September 30, 2014, net cash provided by financing activities was $39.2 million due to proceeds received from our underwritten public offering in June 2014, option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by payments made on the line of credit agreement and outstanding term loan assumed in our acquisition of PlayFirst.

In the nine months ended September 30, 2013, net cash provided by financing activities was $20.1 million due to proceeds received from our public offering, option and warrant exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $54.3 million as of September 30, 2014. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $7.0 million as of September 30, 2014, most of which were held by our United Kingdom, China, and Russia subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2014:

	Payments Due by Period
	Total	2014 (Remaining three months)	2015-2017	2018-2020	Thereafter
	(in thousands)
Operating lease obligations	$15,564	$1,130	$11,372	$3,062	$—
Guaranteed royalties(1)	939	135	804	—	—
Developer commitments(2)	200	200	—	—	—
Tax liabilities, including interest and penalties(3)	1,475	466	—	—	1,009

Total contractual obligations	$18,178	$1,931	$12,176	$3,062	$1,009

(1)	We have entered into license and publishing agreements with various owners of brands and other intellectual property to develop and publish games for mobile devices. Pursuant to some of these agreements, we are required to pay minimum royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum royalty payments as of September 30, 2014 were $939,000, which are due over the next one to two years.
(2)	We from time to time enter into contracts with various external software developers to design and develop games. We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of September 30, 2014 were $200,000, which are due over the remaining three months of 2014.
(3)	As of September 30, 2014, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” and “accounts payable” on our consolidated balance sheets. As of September 30, 2014, the settlement of $1.0 million of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our market risk profile has not changed significantly during the nine months ended September 30, 3014.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2014, we had no short-term investments and substantially all $54.3 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2014 and December 31, 2013, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, Russia, Japan, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At September 30, 2014, Apple accounted for 54.7%, Google accounted for 14.5%, and Upsight (successor-in-interest to Medium Entertainment, dba PlayHaven) accounted for 11.1%, of total accounts receivable. At December 31, 2013, Apple accounted for 46.3%, and Jirbo (dba AdColony) and Google each accounted for 11.1% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 90 countries in more than 20 different currencies, and in 2013 and the first nine months of 2014, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we were infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper. On October 10, 2014, we filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted. On October 27, 2014, IHL filed an opposition to our motion to dismiss the complaint with prejudice. We filed our reply to IHL’s opposition on November 6, 2014.

On November 5, 2014, we filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California. In the complaint, we allege that Hothead has willfully infringed, and continues to willfully infringe, certain Glu copyrights and trade dress contained in Glu’s Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot. Our complaint requests that the Court grant the following relief: (1) preliminary and/or permanent injunction restraining Hothead and its affiliates from directly or indirectly violating our rights under the Copyright Act and the Lanham Act; (2) an order directing that Hothead file with the Court and serve upon our counsel within 30 days after entry of such order or judgment a report in writing and under oath setting forth in detail the manner and form in which Hothead has complied with the injunction; (3) an award to us of damages we have sustained or will sustain by reason of Hothead’s conduct, all profits derived by Hothead from such conduct, or in lieu of any portion thereof, should we so elect, such statutory damages as provided by law; (4) our costs and reasonable attorneys’ fees; (5) prejudgment and post-judgment interest; and (6) all such further and additional relief, in law or in equity, to which we may be entitled or which the Court deems just and proper.

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

We have a history of net losses, may incur substantial net losses in the future and our recent profitability and growth may not be indicative of future profitability or growth.

We have incurred significant losses since inception, including a net loss of $20.5 million in 2012 and a net loss of $19.9 million in 2013. As of September 30, 2014, we had an accumulated deficit of $245.4 million. Although we achieved profitability and significant growth in revenues for the three months ended September 30, 2014, this profitability and growth was primarily related to the success of our Kim Kardashian: Hollywood game, and we do not expect to maintain the growth and profitability rates we experienced during the third quarter in the fourth quarter of 2014. In 2014, our costs have increased in absolute dollars over 2013 levels, and we expect this trend to continue in 2015 as we implement additional initiatives designed to increase revenues, such as developing games with greater complexity and higher production values, making investments related to our continued transition to becoming a games-as-a-service, or GaaS, company, increasing the amount we spend in acquiring new players and otherwise marketing our new titles (particularly since advertising costs in our industry have generally been rising), and paying upfront license fees or minimum guarantees to secure licenses to third party intellectual property. If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will incur losses and will not be able to maintain profitability on a sustained basis. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to sustain profitability.

We have a relatively new and evolving business model.

In early 2010, we changed our business model to focus on becoming a leading developer and publisher of “free-to-play” games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. We launched our first free-to-play titles in the fourth quarter of 2010, so we have a relatively short history operating under this business model. This limits the experience upon which we can draw when making operating decisions. In addition, part of our strategy is to continue transitioning towards becoming a GaaS company, and we may not successfully execute this transition. Our efforts to develop free-to-play games and transition towards becoming a GaaS company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

•	we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our limited experience in offering the features that are often associated with free-to-play games published by GaaS companies, such as tournaments, live events and more frequent content updates;

•	we intend to continue to develop the majority of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	many well-funded public and private companies have released, or plan to release, free-to-play games, including those provided under the GaaS model, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	free-to-play games, including those delivered as a service, have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which at best only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	we may have difficulty hiring the additional monetization, live operations, server technology, user experience and product management personnel that we require to support our continued transition to becoming a GaaS company, or may face difficulties in developing our GaaS technology platform and incorporating it into our products;

•	we will depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these devices to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached settlements with Apple in January 2014 and with Google in September 2014 on this issue), and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenues that we derive from in-app purchases.

Since our free-to-play games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth. However, we rely on a very small portion of our total players for nearly all of our revenues derived from in-app purchases (as opposed to advertisements and incentivized offers). Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though it has been greater than 2% to date for certain of our games, including Kim Kardashian: Hollywood and Eternity Warriors 3. To significantly increase our revenues, we must increase the number of players who convert into a paying player by making in-app purchases, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games. We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user). We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not succeed in our transition to becoming a GaaS company. If we are unable to convert non-paying players into paying players, if we are unable to retain our paying players or if the average amount of revenues that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues is derived from Apple’s iOS platform, which accounted for 61.4% of our total revenues for the nine months ended September 30, 2014 compared with 58.8 % of our total revenues for the nine months ended September 30, 2013. We generated the majority of these iOS-related revenues from the Apple App Store, which represented 50.6 % and 50.4 % of our total revenues for the nine months ended September 30, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 35.3% and 29.0% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively, from the Android platform. We generated the majority of our Android-related revenues from the Google Play Store, which represented approximately 24.6% and 18.7% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which has contributed to the majority of our games released in 2013 and the first nine months of 2014 being featured on their storefronts when they were commercially released. If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

In addition, in the first quarter of 2014, Facebook prohibited HasOffers, whose software development kit we had incorporated into our games to track advertising metrics, from participating in Facebook’s mobile measurement program because Facebook asserted that HasOffers had violated its agreement with Facebook. As a result, we removed HasOffers’ software development kit from our games and replaced it with software from a new vendor. While this change did not adversely impact our revenues or operations, any similar changes or prohibitions in the future could negatively impact our revenues or otherwise materially harm our business, and we may not receive significant or any advance warning of such changes.

Apple’s recently announced requirement that all applications submitted to the Apple App Store must include 64-bit support, which is currently scheduled to become effective on February 1, 2015, could significantly harm our business.

Apple recently informed developers that beginning on February 1, 2015, all applications that are submitted to the Apple App Store must include 64-bit support and be built with the iOS 8 software development kit. We currently are not building our games to include 64-bit support nor does the Unity development engine that we utilize to create many of our games support 64-bit development. Accordingly, if Apple does not modify or delay this requirement, we would be required to implement 64-bit support for all of our games currently under development that we intend to launch after February 1, 2015 as well as any of our currently released games that we intend to update after February 1, 2015. This would involve significant development delays and expense and would likely cause the anticipated release date for some or all of our games currently under development to be pushed out, which would negatively impact our revenues in 2015 and potentially beyond. In addition, due to the significant expense involved in supporting 64-bit development, we might decide not to continue updating certain of our existing games after February 1, 2015 that we otherwise would have continued to update, which will cause the revenues that we generate from these games to decline more quickly than they otherwise would have. Furthermore, building our games to support 64-bit development will increase the file size of our games, which could reduce the number of downloads of these games, particularly if we are unable to keep the size of the games below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network.

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

We compete with a continually increasing number of companies, including DeNA, Gameloft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Disney, Electronic Arts (EA Mobile), Take-Two Interactive and Warner Brothers, whose games for smartphones and tablets have historically been primarily premium rather than free-to-play. In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than one million applications, including more than 250,000 active games, were available on Apple’s U.S. App Store as of September 30, 2014. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	our ability to increase the number of our paying players and the amount that each paying player spends in our games;

•	the popularity and monetization rates of our new games released during the quarter and the ability of games released in prior periods to sustain their popularity and monetization rates;

•	the number and timing of new games released by us and our competitors, particularly those games that may represent a significant portion of revenues in a quarter, which timing can be impacted by internal development delays, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;

•	changes in the prominence of storefront featuring for our games and those of our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;

•	changes in the mix of revenues derived from games based on original intellectual property versus licensed intellectual property;

•	changes in the mix of revenues derived from in-app purchases, advertisements and offers, which mix often depends on the nature of new titles launched during the quarter;

•	changes in the mix of revenues derived from first party titles and third party titles;

•	changes in the amount of money we spend marketing our titles in a particular quarter, as well as changes in the timing of when we incur these marketing expenses within the quarter;

•	decisions by us to incur additional expenses, such as increases in research and development, or unanticipated increases in vendor-related costs, such as hosting fees;

•	the timing of successful mobile device launches;

•	the seasonality of our industry;

•	changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within our games;

•	the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2012, we impaired $3.6 million of our goodwill related to our APAC reporting unit, and in 2013 we impaired $435,000 related to contractual minimum guarantee commitments in our Glu Publishing business; and

•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, our revenues would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we do not successfully establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. The majority of our successful free-to-play games are in the action/adventure genre, and we expect that the majority of the games that we will release in the fourth quarter of 2014 and 2015 will be in that category. Some of these games contain violence or other content that certain consumers may find objectionable. For example, Apple has assigned all of our shooter games, including our recently released Dino Hunter: Deadly Shores game, a 17-and-older rating due to its violence. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one of which did not depict blood. Despite these ratings and precautions, consumers may be offended by certain of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless. In addition, one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms. Similarly, if one of our games is introduced with defects or has playability issues, it could result in negative user reviews and damage our brand. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time. Deer Hunter 2014 accounted for a significant portion of our revenues for the nine months ended September 30, 2014, and despite only being launched in June 2014, Kim Kardashian: Hollywood accounted for a significant portion of our revenues for the three months ended September 30, 2014. While we expect Kim Kardashian: Hollywood to continue to account for a significant portion of our revenues during the fourth quarter of 2014, we expect revenues from this title to decline over time. While we expect revenues from new game releases to partially offset the decline, we do not expect such offsets to enable us to maintain current revenue levels during the fourth quarter of 2014. In addition, revenues from Kim Kardashian: Hollywood are in part tied to the continued popularity of Kim Kardashian-West and her marketing efforts though social media and other channels, and we have little to no control over these matters and they are hard for us to predict. Accordingly, we must continue to launch new games that generate significant revenues to continue to grow revenues in the future, which we have sometimes failed to do. For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company. In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids. Amazon may terminate its agreement with us upon 30 days’ notice. Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day. In addition, Amazon effected a large scale maintenance reboot of a portion of its systems during September 2014 to remedy a security flaw. While neither of these events adversely impacted our business, a similar outage of a longer duration could. In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform. As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and in November 2014, we experienced a similar outage with respect to our Racing Rivals game. In addition, in the fourth quarter of 2013, our Eternity Warriors 3 title was inoperable for approximately eight consecutive hours due to technical issues with our GaaS platform. We were also the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums. Although these outages did not result in a material loss of revenues, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenues. Further, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose players of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose players or revenues or incur substantial repair costs and distract management from operating our business.

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

We use a game development engine licensed from Unity Technologies to create many of our games. If we experience any prolonged technical issues with this engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause our financial results to fall below expectations for a quarterly or annual period, which would likely cause our stock price to decline.

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future. Because we do not own this engine, we do not control its operation or maintenance. As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity. In addition, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity, a bankruptcy event or if we are unable to negotiate appropriate extensions or amendments to our agreement with Unity. If we experience any prolonged issues with the operation of the Unity game development engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline. Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.

We derive revenues from our free-to-play games through in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If we exhaust the available inventory of these third parties, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

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

Although we generated 83.5% and 93.3% of our revenues from games based on our own intellectual property during 2012 and 2013, respectively, that percentage declined to 71.6% for the nine months ended September 30, 2014, largely due to the success of Kim Kardashian: Hollywood and, to a lesser extent, Robocop. We expect our revenues derived from games based on third party intellectual property to increase significantly in the fourth quarter of 2014 due to the success of Kim Kardashian: Hollywood. In addition, we intend to release games in 2015 based on the James Bond and The Terminator movie franchises, which, if successful, would further increase the revenues we generate from third party intellectual property. Our key licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all. In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which would harm our business, operating results and financial condition.

We have begun publishing, and intend to continue to publish games developed by third parties which will expose us to a number of potential operational and legal risks.

We have recently formed Glu Publishing, which is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where Glu will localize and globally publish those games. Our Glu Publishing business exposes us to a number of potential operational and legal risks. For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guarantees in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched. The games may not be commercially successful if they do not appeal to a western audience, if our limited experience in publishing other developers’ games leads to unexpected results or for any other reason, which would negatively impact our operating results. Further, in the third quarter of 2013, we were required to take an impairment charge of $435,000 related to certain minimum guarantee commitments. In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

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

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect and these actions may adversely affect our business.

We have implemented a number of restructurings during the last several years, most recently in the third quarter of 2014 in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies. The restructuring included a reduction in personnel supporting our GaaS technology and the reduction of a senior executive position. We plan to continue to manage costs to better and more efficiently manage our business. This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business. In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

As of September 30, 2014, we had $54.3 million of cash and cash equivalents. If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements or if we wish to strengthen our balance sheet, including to potentially pursue additional acquisitions, we will need to seek additional capital, potentially pursuant to our recently filed universal shelf registration statement, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

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

In addition, if we issue equity securities as consideration in an acquisition, as we did for our acquisitions of Griptonite, Inc., Blammo Games Inc., GameSpy Industries, Inc., PlayFirst, Inc. and Cie Games, Inc., our current stockholders’ percentage ownership and earnings per share would be diluted. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in more than 90 countries in more than 28 different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in 2013 and the first nine months of 2014, and expect to experience continued significant fluctuations in the future. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of these expenses being higher and/or the dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could negatively impact our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

If the use of smartphones and tablet devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.

While the number of people using mobile Internet-enabled devices, such as smartphones and tablet devices, has increased dramatically in the past few years, the mobile market, particularly the market for mobile games, is still emerging and it may not grow as we anticipate. Our future success is substantially dependent upon the continued growth of use of mobile devices for games. The proliferation of mobile devices may not continue to develop at historical rates and consumers may not continue to use mobile Internet-enabled devices as a platform for games. In addition, new and emerging technologies could make the mobile devices on which our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles became effective in April 2014. In addition, in response to a request made by the European Commission, Google has announced that it will no longer label free-to-play games as free in European Union countries. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the Federal Trade Commission recently reached settlement agreements with Apple and Google on this subject. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

Our intellectual property is essential to our business. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights. To date, we have filed only four patent applications, so we will not be able to protect the vast majority of our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free. Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believe infringes certain Glu copyrights and trade dress contained in our Deer Hunter 2014 game. We have initiated litigation against Hothead Games related to their Kill Shot game, which could result in substantial costs and divert our management’s attention. To the extent competitors continue to copy our games, it could reduce our revenues that we generate from these games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees. For example, on August 20, 2014, Inventor Holdings, LLC, a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we were infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper. If there is a successful claim against us in the future, we might be enjoined from using our intellectual property or licensed intellectual property that we use in our business, we might incur significant licensing fees and we might be forced to develop alternative technologies. We may also be required to pay penalties, judgments, royalties or significant settlement costs. If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

“Cheating” programs, scam offers, black-markets and other offerings or actions by unrelated third parties that seek to exploit our games and players affect the game-playing experience and may lead players to stop playing our games or divert revenues to unrelated third parties.

Unrelated third parties have developed, and may continue to develop, “cheating” programs, scam offers, black-markets and other offerings that may decrease our revenues generated from our virtual economies, divert our players from our games or otherwise harm us. Cheating programs enable players to exploit vulnerabilities in our games to obtain virtual currency or other items that would otherwise generate in-app purchases for us, play the games in automated ways or obtain unfair advantages over other players who do play fairly. Unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits. We devote resources to discover and disable these programs and activities, but if we are unable to do so in a prompt and timely manner our operations may be disrupted, our reputation damaged and players may play our games less frequently or stop playing our games altogether. This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of our virtual currency and goods, and increased customer service costs needed to respond to disgruntled players.

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

If securities or industry analysts do not publish research about our business, or publish negative or misinformed reports about our business, our share price and trading volume could decline and/or become more volatile.

The trading market for our common stock is affected by the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or lower their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. In addition, our share price and the volatility of our shares can be affected by misinformed or mistaken research reports on our business.

Our common stock price may be volatile due to third-party data regarding our games.

Third parties publish daily data about us and other mobile gaming companies with respect to information on downloads of our games, daily and monthly active users and estimated revenues generated by our games. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms or the revenue generated by our games. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our common stock may be volatile and may not reflect the actual performance of our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statements, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. For example, we issued 9,982,886 shares in connection with our acquisition of Cie Games, Inc. in August 2014. We filed a Registration Statement on Form S-3 covering the resale of such shares, and accordingly, the shares issued in the Cie Games acquisition are subject to only limited re-sale restrictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2014, in connection with our acquisition of Cie Games, Inc., we issued a total of 9,982,886 shares of our unregistered and restricted common stock, of which 2,139,190 shares will be held back by us for 18 months to satisfy potential indemnification claims under the Cie Games merger agreement. The sale of the common stock was deemed exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder as a transaction by an issuer not involving a public offering. On September 18, 2014, we filed a Registration Statement on Form S-3 covering the resale of the 9,982,886 shares, which Registration Statement was declared effective by the SEC on November 6, 2014, and accordingly, the shares issued in the Cie Games acquisition are subject to only limited re-sale restrictions. See our Current Reports on Form 8-K filed with the SEC on July 30, 2014 and August 22, 2014 (as amended by our Form 8-K/A filed on November 4, 2014) for more information regarding our acquisition of Cie Games.

On September 2, 2014, Glu and Kimsaprincess, Inc. (“KAP”) entered into a second amendment to their existing license agreement (the “KAP License Agreement”) entered into in November 5, 2013, as first amended June 13, 2014. In connection with the entry into the second amendment, we issued to KAP and two other entities associated with KAP’s president, Kim Kardashian-West, a total of three warrants exercisable for up to an aggregate of 500,000 shares of our common stock. Each of the warrants has an initial exercise price of $4.99 per share, which was the closing price of our common stock on The NASDAQ Global Market on September 2, 2014, subject to adjustments for dividends, reorganizations and other common stock events. Each of the warrants expires on September 2, 2020. Each of the warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the KAP License Agreement, subject to full acceleration or cessation of vesting under certain circumstances, as stipulated in the amended KAP License Agreement. Each of the warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. The issuance of the warrants was deemed exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. See our Current Report on Form 8-K filed with the SEC on September 5, 2014 for more information regarding our license agreement with KAP and the warrants.

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

GLU MOBILE INC.

Date: November 10, 2014	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated as of July 30, 2014, by and among Glu, Cie Games, Cie Digital Labs, LLC, Sub I, Sub II and Shareholder Representative Services LLC.	8-K	001-33368	2.1	07/30/14

10.01+	License Agreement, dated as of November 5, 2013, by and between Glu and Kimsaprincess, Inc., as amended June 13, 2014 and September 2, 2014.					X

10.02	Earnout Agreement and Amendment to Share Purchase Agreement, effective as of July 2, 2014, by and amount Glu, Blammo Games Inc., each of the former shareholders of Blammo and Michael Haines.	8-K	001-33368	99.01	07/16/14

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*	This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.
+	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.