Form 10-K
period 2014-12-31
GLU MOBILE INC
filed 2015-03-13
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368

Glu Mobile Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2143667
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

500 Howard Street Suite 300	94105
San Francisco, California	(Zip Code)
(Address of Principal Executive Offices)

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

Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐          Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by The NASDAQ Global Market, was approximately $457,146,820. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 1, 2015 was 107,800,539.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

General

Glu Mobile develops, publishes and markets a portfolio of games designed to appeal to a broad cross section of the users of smartphones and tablet devices who download and make purchases within our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others.  We create games based on our own brands, including Blood & Glory, Contract Killer, Deer Hunter, Diner Dash, Eternity Warriors, Frontline Commando, Gun Bros, and Heroes of Destiny.  We also create games based on third-party licensed brands, including Kim Kardashian: Hollywood, Robocop: The Official Game, and Hercules: The Official Game, as well as our own branded games that incorporate third-party licensed brands, properties and other content, such as Racing Rivals and Tap Sports: Baseball.  We plan to develop and publish additional games based on our current brand franchises and based on newly licensed brands, properties and other content, including through our partnership with world-renowned singer and songwriter Katy Perry and games based on the James Bond and Terminator motion picture franchises.  We are headquartered in San Francisco, California, with major U.S. offices outside of Seattle, Washington and in Long Beach, California and international locations in Canada, China, India, Japan, Korea and Russia.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC.  The public can read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after they are filed.  Our internet website is located at www.glu.com and our Investor Relations website is located at www.glu.com/investors.  The information on our website is not incorporated into this report, unless otherwise expressly stated.  Copies of our Annual Report on Form 10-K for the year ended December 31, 2014 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 500 Howard Street, Suite 300, San Francisco, California 94105 or by calling 415-800-6100.

Business Developments and Strategy

Since January 1, 2014, we have taken the following actions to support our business:

•

We continued to focus our efforts on developing and publishing games for smartphones and tablet devices, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system, such as Samsung’s Galaxy product line and Amazon’s Kindle Fire.  Our significant achievements related to these efforts include the following:

•	We generated total revenue of $223.1 million for the year ended December 31, 2014 compared to total revenue of $105.6 million for the year ended December 31, 2013.
•	We generated income before income taxes of $593,000 for the year ended December 31, 2014 compared to a loss before income taxes of $22.8 million for the year ended December 31, 2013.
•

We generated cash flows from operations of $30.6 million during the year ended December 31, 2014 compared to cash flows used in operations of $9.6 million for the year ended December 31, 2013, finishing the year with a cash balance of $70.9 million.

•

In December 2014, we had approximately 7.2 million daily active users and 62.6 million monthly active users of our games on our primary distribution platforms, including Apple’s App Store, the Google Play Store, Amazon’s Appstore and the Mac App Store.  This is a significant increase from December 2013 in which we had 6.4 million daily active users and 56.3 million monthly active users of our games on our primary distribution platforms.

•

As of December 31, 2014, we had approximately 969.2 million cumulative installs of our games on our primary distribution platforms noted in the preceding bullet, including approximately 89.4 million installs during the fourth quarter of 2014.

•

We continued to execute on our strategy to become the leading developer and publisher of free-to-play games for smartphones, tablets and other platforms.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us.  We globally released 16 free-to-play games that we developed during 2014.

•

We have undertaken a number of measures to diversify our product portfolio and strengthen our core action franchises to position us for continued growth in 2015.  As a result of these efforts, we now occupy leadership positions in four gaming genres: action, casual, racing and sports.  Some of the key actions we have taken to solidify our leadership position in each of these genres include:

o	Action
▪

We released Frontline Commando 2 and Contract Killer: Sniper, the latest and most advanced iterations of our Frontline Commando and Contract Killer franchises, as well as Dino Hunter: Deadly Shores, which was an extension of our popular Deer Hunter franchise.

▪

We deepened our partnership with MGM Interactive Inc. by releasing two games based on MGM feature films, Robocop: The Official Game and Hercules: The Official Game, as well as by entering into an agreement with MGM and Danjaq, LLC to create a new free-to-play mobile game based on the James Bond film franchise.
▪	In June 2014, we announced that we had partnered with Skydance Productions to create a free-to-play mobile game in coordination with the theatrical release of the new Terminator film.
o	Casual
▪

Our Kim Kardashian: Hollywood game released in June 2015 set new Glu records for single-day and cumulative revenues and reached the #3 position on the Apple App Store’s U.S. iPhone top grossing rankings.

▪

In September 2014, we amended our license agreement with Kim Kardashian West to extend the term of our agreement through June 30, 2019, which will enable us to continue updating Kim Kardashian: Hollywood, and will allow us to develop additional games or other software applications featuring the Kim Kardashian brand.

▪

In February 2015, we signed a five year exclusive mobile gaming partnership with world-renowned singer and songwriter Katy Perry.  This partnership is indicative of our ongoing strategy to build the premier Hollywood and other celebrity gaming platform.    We expect to release a game featuring Katy Perry in late 2015.

▪

In May 2014, we closed our acquisition of PlayFirst, Inc., developers of casual games and creators of the Dash® series of franchises.  In October 2014, we released the first free-to-play Diner Dash game.

o	Racing
▪

In August 2014, we closed our acquisition of racing genre game developer Cie Games, Inc., creators of Racing Rivals, which has consistently been the highest ranked free-to-play racing genre title in the Apple App Store’s U.S. iPhone top grossing rankings since the acquisition.

▪	Our 2015 product roadmap includes the planned release of Car Town Rivals in the second of 2015, which is the sequel to the popular Car Town game published on Facebook.
o	Sports
▪

In August 2014 we launched Tap Sports: Baseball, in which we partnered with the Major League Baseball Players Association to include the names and numbers of real-world baseball stars.  Tap Sports: Baseball has consistently been the highest ranked free-to-play baseball title in the Apple App Store’s U.S. iPhone top grossing rankings since its release.

▪	Our 2015 product roadmap includes the planned release of a sequel to Tap Sports: Baseball prior to the upcoming major league baseball season, as well as our first football title, Tap Sports: Football.
•

We continued transitioning towards becoming primarily a games-as-a-service, or GaaS, company, which we believe will contribute to better monetization in our games.  Our experiences with product launches in 2014 have led us to believe the most effective way to implement our GaaS strategy is on a game by game basis, giving our studios more autonomy on the level of GaaS implementation for each particular game rather than mandating the use of GaaS technology from a centralized team at headquarters.  Our strengthened live operations capabilities combined with continuous content updates enabled a number of our titles to show continued strength many months after their initial global launch.  For example, Racing Rivals set new daily revenue records for the title in the fourth quarter of 2014 despite having been initially globally released in the summer of 2013.  Similarly, Deer Hunter 2014 has continued to generate significant revenues now nearly 18 months after its global release, and early indications are that Kim Kardashian: Hollywood will have similar long-term success.

•

We continue to seek opportunities to expand into adjacent or emerging platforms.  As part of these efforts, in June 2014, we announced support for Google’s Android TV platform with Deer Hunter 2014 and Eternity Warriors 2 immediately available on the platform.  In September 2014, we launched Racing Rivals on Facebook and in October 2014, we launched Kim Kardashian: Hollywood on Facebook.

•

In December 2014, we amended our software license agreement with Unity Technologies ApS, to extend the term of the license for the Unity game development engine we use to create most of our games through October 28, 2017 and to secure rights to any future updates to the Unity game development engine and the same level of support through the extended term.

•

In June 2014, we closed an underwritten public offering of 9,861,250 shares of common stock, in which we received net proceeds of approximately $32.1 million, after deducting underwriter discounts and other offering expenses.

The mobile games market continued to undergo significant changes in 2014.  There has been, and we believe that there will continue to be, an increase in the number of smartphones and tablets sold.  In addition, Apple, Amazon, Microsoft, Samsung and a number of other manufacturers continue to introduce new, larger and more powerful smartphone and tablet devices that enable mobile game developers to create titles that are optimized for larger screen sizes and designed to take advantage of these devices’ advanced capabilities and functionality.  We believe that the worldwide proliferation of smartphones and tablets will continue for the foreseeable future.

We continued to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones, tablets and other advanced platforms.  In order for us to achieve this goal, we must develop and publish mobile games that are widely accepted and commercially successful on digital storefronts that distribute games for these devices and platforms.  These include Apple’s App Store and Mac App Store, the Google Play Store and Amazon’s Appstore.  Accordingly, we have concentrated on improving and diversifying our portfolio of mobile gaming franchises, building a strong portfolio of eight product franchises and becoming a leader in four gaming genres.  We are dedicated to extending our leadership position in these gaming genres, including through further development of our Hollywood and other celebrity-based gaming relationships and platform.

We have succeeded in generating a large number of downloads of our games.  This is in part because our games can be downloaded and played for free, which enables us to build a significantly larger customer base more quickly than we could if we charged users an up-front fee for downloading our games, which was our previous feature phone business model.  We have also been successful in licensing and incorporating well-known third-party brands, properties and other content in our games, which helps create awareness and drives installs of our games.  In furtherance of this strategy, we are seeking to build games that utilize transmedia storytelling, such as with our Kim Kardashian: Hollywood title.  We have been successful in driving installs and awareness of the game through Ms. Kardashian West’s significant social media presence and celebrity following.  We also build content for the game that incorporates events occurring in Ms. Kardashian West’s public life.  This game content becomes entwined with Ms. Kardashian West’s persona, becoming a part of her social media presence, part of the storyline for her television series and otherwise creating additional buzz around her celebrity status, with the game developing a social media presence of its own.   In addition, we believe that our games consistently have high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically resulted in highly positive consumer reviews, allowed us to partner with premier talent and some of the most well-known brands, properties and personalities in the world to incorporate into our games and enhanced our reputation for publishing compelling free-to-play games.  We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they are commercially released.

However, for us to continue to execute on our strategy, we must continue to improve our monetization of our players and continue to drive installs and awareness of our games.  In addition to building strong core gameplay, improving monetization requires that we continually create new content within games and otherwise find ways to retain players and incentivize them to make in-app purchases.  One way we are improving monetization and increasing awareness of our games is through building and nurturing social media communities around our franchises both in-game and holistically via community features such as dedicated social channels.  Our GaaS capabilities also allow us to deliver a number of additional features in certain of our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in those games.  We have made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about each of our franchise’s user base, which we believe should improve retention and monetization.  We aim to connect our analytics and monetization infrastructure to every element of our business – from marketing to merchandising.  In addition, we plan to continue monitoring the successful aspects of our games to enhance monetization, whether by securing additional licenses of well-known third-party licensed brands, properties and other content, building enhanced and more complex core gameplay, adding additional social features, tournaments and events or otherwise. Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with top celebrities, Hollywood film studios, athletes, sports organizations and other popular brands, properties and personalities to build content for our games.  Signing highly desirable licensing partners and renewing our existing licenses requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to increase our licensing efforts to drive installs and awareness of our own originally branded games, introducing third-party licensed brands, properties and personalities as title-based characters, for cameo appearances or for limited time events.

Across the globe our industry is evidencing that strong titles at peak generally remain higher in the charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games.  Our business developments and strategy position us to take advantage of these trends.

Our Products

We develop and publish a portfolio of mobile games designed to appeal to a broad cross section of the users of smartphones and tablet devices.  We are a leader in free-to-play action, casual, racing and sports genre mobile gaming, and intend to focus on developing games in these genres during 2015.  We plan to continue developing games based on our own intellectual property, including certain of our core franchises, such as Blood & Glory,  Contract Killer,  Deer Hunter,  the Dash series, Eternity Warriors, and Frontline Commando, as well as our original branded games that incorporate third-party licensed content, such as Racing Rivals and Tap Sports: Baseball.  In addition, following the success of our Kim Kardashian: Hollywood game, we intend to build the premier Hollywood and other celebrity gaming platform by securing licensing rights to well-known third-party brands, properties and other content for our games.  As part of these efforts, we plan to release games in 2015 based on the James Bond and Terminator film franchises as well as a game featuring singer and songwriter Katy Perry.

Although users can download and play our free-to-play games free of charge, they can purchase virtual currency to buy various virtual items to enhance their gameplay experience – we refer to these as “in-app purchases” or “micro-transactions.”  Some of the benefits that players receive from their in-app purchases include:

•

Play Longer Through Better Equipment – We generally design our games to become significantly more challenging as the player advances through the game.  For a game like Frontline Commando 2, players can use their virtual currency to purchase more powerful weapons, stronger armor and healing med kits to increase their odds of continued survival.

•

Play Longer Through Energy Replenishment – We design some of our games, such as Deer Hunter 2014 and Kim Kardashian: Hollywood, to have short playing sessions, the duration of which are limited by the energy available for each session.  Players of Deer Hunter 2014 and Kim Kardashian: Hollywood can use their virtual currency to purchase items that will replenish their energy and enable them to extend their game play session.
•

Accelerate Game Progress – Although some players are content to slowly “grind” their way through progressing in a game, others are willing to purchase items to accelerate their progression.  For example, Heroes of Destiny enables players to spend their virtual currency to upgrade their weapons and armor and have tasks, such as the leveling up of their heroes, instantly completed, thus allowing the player to accelerate his or her progress in the game.

•

Customization – Our games generally enable players to express themselves by customizing their character or the world the character inhabits.  For example, Kim Kardashian: Hollywood allows users to personalize their characters’ appearance, clothing and living environment, as well as purchase special items available for a limited time, such as for holidays.

We sell virtual currency to consumers at various prices ranging from $0.99 to $99.99 (adjusted for local currencies for sales to players in foreign countries), which is consistent with storefront pricing guidelines, with the significant majority of player purchases occurring at the lower price points.  The digital storefronts generally share with us 70% of the consumers’ payments for virtual currency, although these rates are generally lower for Android-based platforms in China; we do not have any special agreement or arrangement with respect to pricing or terms with any of the digital storefronts.  Consumers may also acquire virtual currency through game play or by completing offers, as described below.

In addition to in-app purchases of virtual currency, we also monetize our games through offers and in-game advertising.  Offers enable users to acquire virtual currency without paying cash but by instead taking specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey.  We work with third parties to provide these offers to players of our free-to-play games, and we receive a payment from the third-party offer provider based on consumers responding to these offers.  We also work with third-party advertising aggregators who embed advertising, such as ads appearing in-games between content transitions and in-game pop-up ads; the aggregators typically pay us based on the number of impressions, which is the number of times an advertisement is shown to a player.  In addition, from time to time we work directly with other application developers to include advertising for their applications in our games, and the developers pay us based on either the number of impressions in our games or the number of users who download the developer’s application.

We have generally designed our games to incorporate social features that enhance the user’s game play experience, and we intend to continue to introduce more social, community-based features into many of our new titles by leveraging our GaaS technology platform.  For example, Eternity Warriors 3 includes live chat functionality and enables users to create alliances with other players, Racing Rivals enables players across Apple’s iOS and Google’s Android platforms to compete against each other in real-time, synchronous racing, and Kim Kardashian: Hollywood allows users to incorporate their friends into the game by sending them gifts and going on dates with them.  Many of our games also leverage technologies such as Apple’s Game Center or Facebook Connect, which enables players to compare their high scores and achievements with their friends and against the global leaderboard.  We intend to analyze each particular game release to determine the appropriate level of GaaS technology to be incorporated.

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

The table below sets forth each of the first party and third party titles that we released in 2014, as well as the title’s launch date and genre.  First party titles are those created by our internal development studios, while third party titles are games created by other companies that we publish through our Glu Publishing business.

First or Third
Title	Release Date	Genre	Party Title
Robocop: The Official Game	January 2014	Action	First Party
Defenders & Dragons	January 2014	Casual	First Party
Motocross Meltdown	January 2014	Action	First Party
Frontline Commando 2	March 2014	Action	First Party
Pirates of Everseas	March 2014	Casual	Third Party
Knights of Puzzelot	May 2014	Casual	First Party
Dead Route	June 2014	Action	Third Party
Kim Kardashian: Hollywood	June 2014	Casual	First Party
Hercules: The Official Game	July 2014	Action	First Party
Dino Hunter: Deadly Shores	July 2014	Action	First Party
Bingo Flick 3D	July 2014	Casual	Third Party
Tap Sports: Baseball	August 2014	Sports	First Party
Real Fishing 2014	August 2014	Sports	Third Party
Amazing Battle Creatures	September 2014	Casual	First Party
Diner Dash	October 2014	Casual	First Party
Contract Killer: Sniper	November 2014	Action	First Party

A majority of the first-party games that we released in 2014 were based on our own intellectual property, and we expect this to be the case for a majority of the games that we release in 2015; however, considering the success of Kim Kardashian: Hollywood and games incorporating licensed third-party brands and properties, like Racing Rivals, we do intend to increase our licensing efforts in 2015, and may extend our licensing efforts in our own originally branded games.  In 2014, 2013, and 2012, games based on our own intellectual property accounted for approximately 62.7%, 93.3%, and 83.5% of our revenues, respectively.  The drop in 2014 is primarily related to the success of our Kim Kardashian: Hollywood game, and to a lesser extent our Robocop and Hercules titles.

For games based on or significantly incorporating licensed brands, properties or other content, we share a portion of our revenues with the respective licensors.  The average royalty rate that we paid on games based on licensed content (such as Kim Kardashian: Hollywood, Robocop: The Official Game and Hercules: The Official Game) or significantly incorporating licensed content (such as Racing Rivals and Tap Sports: Baseball) was approximately 21.3% in 2014, 44.8% in 2013, and 34.9% in 2012 of gross revenues.  However, the individual royalty rates that we pay can be significantly above or below the average based on a variety of factors, such as the strength of the licensed brand, our development and porting obligations, and the platforms for which we are permitted to distribute the licensed content.

Although since 2010 we have focused our efforts on developing free-to-play games, we may create additional software applications and games that are sold for a fee.  We have typically sold our premium games at prices ranging between $0.99 and $6.99, which is consistent with storefront pricing guidelines.  For our premium games, we generally receive 70% of the consumers’ payments from the digital storefront owner, as we do with sales of virtual currency.

Sales, Marketing and Distribution

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store and Amazon’s Appstore.  In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and Facebook.  The significant majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 61.8%, 59.6% and 56.0% of our total revenues in 2014, 2013 and 2012, respectively.  We generated the majority of these iOS-related revenues from the Apple App Store, which represented 52.2%, 50.1% and 41.3% of our total revenues in 2014, 2013 and 2012, respectively, with the significant majority of such revenues derived from in-app purchases.  We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games.  In addition, we generated approximately 35.4%, 30.5% and 27.3% of our total revenues in 2014, 2013 and 2012, respectively, from the Android platform.  We generated the majority of our Android-related revenues from in-app purchases and sales of premium games made through the Google Play Store, which represented 24.8%, 19.2% and 20.3% of our total revenues in 2014, 2013 and 2012, respectively.  No other customer or digital storefront accounted for more than 10% of our total revenues in 2014, 2013 or 2012.

Because of the fragmentation inherent in the Android platform, we need to “port” – or convert into separate versions – our games for a significant percentage of the thousands of Android-based devices that are currently commercially available, many of which have different technical requirements.  Since the number and variety of Android-based smartphones and tablets shipped worldwide continues to grow, we must maintain and enhance our porting capabilities, which require, and will likely continue to require, us to invest considerable resources in this area.

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

In addition to our efforts to secure prominent featuring or placement for our games, we have also undertaken a number of marketing initiatives designed to acquire players and increase downloads of our games and increase sales of virtual currency, including:

•	using social networking websites, such as Facebook and Twitter, to build a base of fans and followers to whom we can quickly and easily provide information about our games;
•	paying third parties to advertise or incentivize consumers to download our games through offers or recommendations;
•	using “push” notifications to alert users of sales on virtual currency or items in our games;
•	cross-promoting our games through banner advertisements in our other games, as well as advertising our games in our competitors’ games; and
•	undertaking extensive outreach efforts with video game websites and related media outlets, such as providing reviewers with access to our games prior to launch.

In addition, certain of our games featuring celebrities or other licensed content like Kim Kardashian: Hollywood generate significant attention through social media channels.  We look to leverage existing social media presences in order to increase the virality and commercial success of our games.  In addition, in games like Racing Rivals, we are able to build and maintain a highly engaged community of players around the title.  Social-based methods for promoting our games include in-game events where players compete with and against each other, in-game social promotions and regular content updates, including in-game content that leverages real world events, such as holiday promotions or current events in the life of Kim Kardashian West.

Development Studios

We have eight global studios that create and develop our games.  These studios are based in San Francisco, Redwood City and Long Beach, California; Bellevue, Washington; Toronto, Canada; Beijing, China; Moscow, Russia and Hyderabad, India.  Our studios are generally supported by central services personnel in our San Francisco, California headquarters who provide expertise with respect to areas such as game design, monetization, production, user experience, data analytics and live operations, with each studio leveraging such central services to varying degrees.  During 2015, we plan to bolster our studios by hiring six additional development teams in North America, which will add approximately 135 people to our development studios.

Our game development process involves a significant amount of creativity, particularly with respect to developing original intellectual property franchises or games in which we license intellectual property from celebrities, motion pictures or brands that are not based on games from other media.  In addition, even where we license intellectual property based on console or Internet games, our developers must create games that are inspired by the game play of the original.  In each of these cases, creative and technical studio expertise is necessary to design games that appeal to players and work well on mobile phones and tablets with their inherent limitations, such as small screen sizes and control buttons.

Our development personnel are located in five different countries across three continents, which results in certain inherent complexities.  To address these issues, we have instituted our Glu University training program.  Glu University is designed to increase interaction among our studio teams, including having international studio team members regularly spend time in our U.S. studios.  The goal of this program is to ensure that we increase the uniformity, quality and commercial success of our games.

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

• localization capabilities, including supporting multiple languages and customization for specific markets, such as China;

• capabilities for integrating and configuring third party advertising plug-ins, including for maximization of advertising revenue through placements that complement game flow;

• networking technologies for supporting game saves, guilds, matchmaking, leaderboards, and in-game messaging; and

• merchandising, monetization tools and marketing platforms.

Since the markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences, continuous investment is required to innovate and publish new games, regularly update our games, and modify existing games for distribution on new platforms.  We have instituted a number of measures that are designed to both increase the speed with which we bring our game concepts to market, and earlier in the product development cycle identify and terminate game concepts that are unlikely to be commercially successful.  For example, we typically publish our games in limited markets for several months prior to worldwide launch to identify bugs and refine gameplay and monetization before publishing the game globally.  We have historically published the majority of our games internally, and have, in certain cases, retained a third-party to support our development activities.  We also use third-party development tools to create many of our games, including a game development engine licensed from Unity Technologies to create most of our newest games.  We are working with Unity to develop our new game releases with 64-bit support.

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

Research and development expenses were $64.3 million, $46.9 million and $54.3 million for 2014, 2013 and 2012, respectively.

Seasonality

Many new smartphones and tablets are released in or shortly before the fourth calendar quarter to coincide with the holiday shopping season.  Because many players download our games soon after they purchase or receive their new devices, we generally experience seasonal sales increases based on the holiday selling period.  Although we believe that the majority of this holiday impact occurs during the fourth quarter, some of this seasonality also occurs for us in our first calendar quarter due to some lag between device purchases and game purchases.  However, the impact of this seasonality on our operating results is significantly affected by our title release schedule.  In addition, companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenues we derive from advertisements and offers in our games.  Conversely, our marketing expenses also increase in the fourth quarter, since demand for marketing is higher during the holiday season and this increased demand drives up marketing costs.

Competition

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We compete for promotional and digital storefront placement based on these factors, as well as our relationship with the storefront owner, historical performance, perception of sales potential and relationships with licensors of brands, properties and other content.  For content and brand licensors, we compete based on royalty and other economic terms, historical financial performance of third-party licensed brand and property games, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Activision, DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon, Warner Brothers and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, Storm 8/Team Lava and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.  In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 1.4 million applications, including more than 300,000 active games, were available on Apple’s U.S. App Store as of December 31, 2014.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players who purchase content for their devices without substantially increasing marketing or development costs.

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

Our trademarks that have been registered with the U.S. Patent and Trademark Office include Glu, our 2-D ‘g’ character logo, our 3-D ‘g’ character logo and several of our game titles, including Blood & Glory, Contract Killer, Deer Hunter, Diner Dash, Eternity Warriors, Frontline Commando, Gun Bros, Heroes of Destiny and Racing Rivals.  In addition, we have trademark applications pending with the U.S. Patent and Trademark Office for many of our game titles.  For certain titles we do not yet have, and do not intend to seek, trademark registration.  We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets. Registrations of both U.S. and foreign trademarks are renewable every ten years.

We have one patent issued by the U.S. Patent and Trademark Office and have eight patent applications pending.

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

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment.  Financial information about our segment and geographic areas is incorporated into this section by reference to Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this report.  In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income / (loss) for the years ended December 31, 2012, 2013 and 2014 and our total assets as of December 31, 2014 and 2013, is included in our Consolidated Financial Statements contained in Item 8 of this report.

Employees

As of December 31, 2014, we had 653 employees, of which 360 were based in the United States and Canada, 135 were based in Europe and 158 were based in Asia.  Our employees in China are represented by a labor union.  We have not experienced any employment-related work stoppages and consider relations with our employees to be good.  We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified employees.

Executive Officers

The following table shows Glu’s executive officers as of March 1, 2015 and their areas of responsibility.  Their biographies follow the table.

Name	Age	Position

Niccolo M. de Masi	34	President, Chief Executive Officer and Chairman
Eric R. Ludwig	45	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Chris Akhavan	32	President of Publishing
Scott J. Leichtner	44	Vice President, General Counsel and Corporate Secretary

Niccolo M. de Masi has served as our President and Chief Executive Officer and as one of our directors since January 2010, as interim Chairman of our board of directors from July 2014 to December 2014 and as the Chairman of our board of directors since December 2014.  Prior to joining Glu, Mr. de Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to October 2009.  Prior to joining Hands-On Mobile, Mr. de Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007.  Mr. de Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer, where he was responsible for formulating and implementing Monstermob’s growth and product strategy.  Prior to joining Monstermob, Mr. de Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London.  He has also worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor.  Mr. de Masi holds an M.A. degree in Physics and an MSci. degree in Electronic Engineering—both from Cambridge University.

Eric R. Ludwig has served as our Chief Operating Officer since October 2014, as our Executive Vice President, Chief Financial Officer since October 2011 and as our Chief Financial Officer since August 2008.  Mr. Ludwig previously held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer from September 2010 to October 2011.  Prior to becoming our Chief Financial Officer, Mr. Ludwig served as our Vice President, Finance, Interim Chief Financial Officer from May 2008 to August 2008, served as our Vice President, Finance from April 2005 to May 2008 and served as our Director of Finance from January 2005 to April 2005.  In addition, Mr. Ludwig has served as our Assistant Secretary since July 2006.  Prior to joining us, from January 1996 to January 2005, Mr. Ludwig held various positions at Instill Corporation, an on-demand supply chain software company, most recently as Chief Financial Officer, Vice President, Finance and Corporate Secretary.  Prior to Instill, Mr. Ludwig was Corporate Controller at Camstar Systems, Inc., an enterprise manufacturing execution and quality systems software company, from May 1994 to January 1996.  He also worked at Price Waterhouse L.L.P. from May 1989 to May 1994.  Mr. Ludwig holds a B.S. in Commerce from Santa Clara University and is a Certified Public Accountant (inactive).

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

We have incurred significant losses since inception, including a net loss of $20.5 million in 2012, and a net loss of $19.9 million in 2013.  As of December 31, 2014, we had an accumulated deficit of $244.1 million.  Although we achieved profitability and significant growth in revenues for the year ended December 31, 2014, this profitability and growth was primarily related to the success of our Kim Kardashian: Hollywood game, and we do not expect to maintain the growth we experienced in 2014.  In 2014, our costs increased in absolute dollars over 2013 levels, and we expect this trend to continue in 2015 as we implement additional initiatives designed to increase revenues, such as increasing the number of games we develop, increased payments of upfront license fees or minimum guarantees to secure licenses to well-known third-party brands, properties and other content, developing games with greater complexity and higher production values, making investments related to our games-as-a-service, or GaaS capabilities, increasing the amount we spend in acquiring new players and otherwise marketing our new titles (particularly since advertising costs in our industry have generally been rising).  In connection with increasing the number of games we are able to develop and enhancing our development efforts, we have announced a plan to hire six new development teams in 2015, and we expect to hire around 135 additional employees to staff those new teams and to bolster existing studio teams and our central services in San Francisco.  If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will incur losses and will not be able to maintain profitability on a sustained basis.  If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to sustain profitability.

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

•

we intend to continue to develop the majority of our games based upon our own intellectual property, rather than well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;
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
•

the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•

the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached a settlement with Apple in January 2014 and with Google in September 2014 on this issue), and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenues that we derive from in-app purchases.

Since our free-to-play games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth.  However, we rely on a very small portion of our total players for nearly all of our revenues derived from in-app purchases (as opposed to advertisements and incentivized offers).  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for certain of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events. To significantly increase our revenues, we must increase the number of players who convert into a paying player by making in-app purchases, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user).  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not succeed in our transition to becoming a GaaS company.  If we are unable to convert non-paying players into paying players, if we are unable to retain our paying players or if the average amount of revenues that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues is derived from Apple’s iOS platform, which accounted for 61.8% of our total revenues in 2014 compared with 59.6% of our total revenues in 2013.  We generated the majority of these iOS-related revenues from the Apple App Store, which represented 52.2% and 50.1% of our total revenues in 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases.  We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games.  In addition, we derived approximately 35.4% and 30.5% of our total revenues in 2014 and 2013, respectively, from the Android platform.  We generated the majority of our Android-related revenues from the Google Play Store, which represented approximately 24.8% and 19.2% of our total revenues for 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases.  We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in 2014 being featured on their storefronts when they were commercially released.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms.  In addition, currently neither Apple nor Google charges a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

 We also rely on the continued functioning of the Apple App Store and the Google Play Store.  In the past these digital storefronts have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality.  For example, on March 11, 2015, the Apple App Store experienced an approximately 12-hour global outage, which resulted in players and potential players of our games being unable to download our games and unable to make in-app purchases within our games during such outage.  If either of these events recurs on a prolonged basis or other similar issues arise that impact our ability to generate revenues from these storefronts, it would have a material adverse effect on our revenues and operating results.  In addition, if these storefront operators fail to provide high levels of service, our players’ ability to access our games may be interrupted or players may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand.

The operators of digital storefronts on which we publish our free-to-play games and the advertising channels through which we acquire some of our players in many cases have the unilateral ability to change and interpret the terms of our and others’ contracts with them.

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store.  These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenues thereafter.  In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers.  Most recently, Apple has implemented certain restrictions related to games that include guns, including changing its game rating methodology, which has resulted in all of our games that include gun violence receiving a 17+ rating, and prohibiting certain depictions of guns in game icons and other storefront art; these restrictions, could potentially negatively impact the number of people playing these “shooter” games and the revenues we generate from these games.  In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting certain types of virtual currency-incented video advertising in games sold on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall smartphone revenues, and any prohibition of these advertisements would have had a negative impact on our smartphone revenues.  If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

Apple’s requirement that beginning February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support and be built with the iOS 8 software development kit, could harm our business.

In the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support and be built with the iOS 8 software development kit.  We have not in the past built our games to include 64-bit support nor did the Unity development engine that we utilize to create many of our games support 64-bit development; however, we are currently working with Unity to ensure that we meet Apple’s requirement.  If we fail to implement 64-bit support for all of our games currently under development that we intend to launch after February 1, 2015 as well as any of our currently released games that we intend to update after June 1, 2015, it would negatively impact our revenues in 2015 and potentially beyond.  In addition, due to the expense involved in supporting 64-bit development, we will likely not continue updating certain of our existing games after June 1, 2015 that we otherwise would have continued to update due to the cost of upgrading such games to 64-bit versus our expected returns for such games, which will cause the revenues that we generate from these games to decline more quickly than they otherwise would have.  Furthermore, building our games to support 64-bit development will increase the file size of our games, which could reduce the number of downloads of these games, particularly if we are unable to keep the size of the games below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We compete for promotional and storefront placement based on these factors, as well as our relationship with the digital storefront owner, historical performance, perception of sales potential and relationships with licensors of brands, properties and other content.  For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners. We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Activision, DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon, Warner Brothers and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, Storm 8/Team Lava and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 1.4 million applications, including more than 300,000 active games, were available on Apple’s U.S. App Store as of December 31, 2014.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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
•	changes in the prominence of storefront featuring for our games and those of our competitors;
•	the loss of, or changes to, one of our distribution platforms;
•	changes to the Apple iOS platform or the Google Android platform that we are not able to adapt to our game offerings;
•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;
•	changes in the mix of revenues derived from games based on original intellectual property versus licensed intellectual property;
•	changes in the mix of revenues derived from in-app purchases, advertisements and offers, which mix often depends on the nature of new titles launched during the quarter;
•	changes in the mix of revenues derived from first party titles and third party titles;
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

•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2012 we impaired $3.6 million of our goodwill related to our APAC reporting unit and in 2013 and 2014 we impaired $435,000 and $257,000, respectively, related to contractual minimum guarantee commitments in our Glu Publishing business; and

•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenues would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition, which effect is magnified for our most successful games, such as Kim Kardashian: Hollywood, Racing Rivals and Deer Hunter 2014.  It is difficult to predict when and how quickly one of our games will decline.  As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games.  If rates of decline are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, even for games based on highly popular celebrities such as Katy Perry.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we do not successfully establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships.  Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property.  Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games.  If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers.  Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games.  If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand.  The majority of our successful free-to-play games are in the action genre, and we expect that the majority of the games that we will release in 2015 will be in that category.  Some of these games contain violence or other content that certain consumers may find objectionable.  For example, Apple has assigned each of our shooter games a 17-and-older rating due to its violence.  In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by certain of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless.  In addition, our employees or employees of outside developers could include hidden features in one our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material.  If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects or have playability issues, we may receive negative user reviews and our brand may be damaged.  These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time.  Despite only having been launched in June 2014, Kim Kardashian: Hollywood was our largest revenue generating title in 2014, with Deer Hunter 2014 also accounting for more than 10% of our revenues in 2014; no other game accounted for more than 10% of our revenues in 2014.  While we expect Kim Kardashian: Hollywood to continue to account for a significant portion of our revenues during the first quarter of 2015, we expect revenues from this title to continue to decline.  We expect revenues from new game releases and content updates to partially offset the decline, but do not expect such offsets to enable us to maintain current revenue levels during the first quarter of 2015.  In addition, revenues from Kim Kardashian: Hollywood are in part tied to the continued popularity of Kim Kardashian West and her marketing efforts though social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenues to continue to grow revenues in the future, which we have sometimes failed to do.  For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012.  Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues.  If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day.  In addition, Amazon effected a large scale maintenance reboot of a portion of its systems during September 2014 to remedy a security flaw.  While neither of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform. As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate. Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and in November 2014 and March 2015, we experienced similar outages with respect to our Racing Rivals game.  In addition, in the fourth quarter of 2013, our Eternity Warriors 3 title was inoperable for approximately eight consecutive hours due to technical issues with our GaaS platform.  We were also the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums.  In October 2013, we were also the victim of a “CryptoLocker” ransomware attack that temporarily prevented our access to sensitive company files.  Although these incidents did not result in a material loss of revenues, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenues.  Further, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose players of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could harm our reputation or cause us to lose players or revenues or incur substantial repair costs and distract management from operating our business.

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

In addition, the actions of the storefront operators can also negatively impact the revenues that we generate from advertisements and offers.  For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store.  These offers accounted for approximately one-third of our revenues during the three months ended September 30, 2011, and our inability to use such offers has negatively impacted our revenues.  In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting certain types of virtual currency-incented video advertising in games sold on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenues, and any prohibition of these advertisements would have had a negative impact on our revenues.  Any similar changes in the future that impact our revenues that we generate from advertisements and offers could materially harm our business.

We may not, or may be unable to, renew our existing brand and content licenses when they expire and may not choose to obtain additional licenses, which could negatively impact our revenues if we fail to replace such revenues with revenues from games based on our own intellectual property.

Although we generated 93.3% of our revenues from games based on our own intellectual property during 2013, that percentage declined to 62.7% for 2014, largely due to the success of Kim Kardashian: Hollywood and, to a lesser extent, Robocop:  The Official Game, Racing Rivals, and Tap Sports: Baseball. We expect our revenues derived from games based on third party intellectual property to increase further in 2015, as we expect to continue to derive significant revenue from Kim Kardashian: Hollywood and to release games based on newly licensed brands, properties and other content, including through our partnership with Katy Perry, and games based on the James Bond and Terminator motion picture franchises and other third party celebrities, brands and content, which, if successful, would further increase the revenues we generate from third party intellectual property.  Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on third-party licensed brands, properties and other content, such as with Kim Kardashian: Hollywood, Robocop: The Official Game, Hercules: The Official Game and our forthcoming games based on the James Bond movie franchise and Katy Perry, among others, typically requires that we make minimum guaranteed royalty payments, and to the extent such payments become impaired, our operating results would be harmed.

In connection with recently announced partnerships and other potential partnerships with celebrities and other third-party brands, properties and content, we have incurred and expect to continue to incur significant minimum guaranteed royalty requirements at a rate substantially higher than in prior years.  As a result, we may incur increased levels of impairments on such prepaid royalty guarantees if our forecasts for these games are lower than we anticipated at the time we entered into the agreements. For example, in 2013 and 2014 we impaired $435,000 and $257,000, respectively, related to contractual minimum guarantee commitments in our Glu Publishing business.  As a result, our impairments on prepaid royalty guarantees may rise in 2015 or in later periods.

We publish games developed by third parties, which exposes us to a number of potential operational and legal risks.

Our Glu Publishing team is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where we will localize and globally publish those games.  Our Glu Publishing business exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guarantees in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  The games may not be commercially successful if they do not appeal to a Western audience, if our limited experience in publishing other developers’ games leads to unexpected results or for any other reason, which would negatively impact our operating results.  Further, in the third quarter of 2013, we were required to take an impairment charge of $435,000 related to certain minimum guarantee commitments.  In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

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

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

We have implemented a number of restructurings during the last several years, most recently in the third quarter of 2014, in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  The restructuring included a reduction in personnel supporting our centralized services related to our GaaS technology and the reduction of a senior executive position.  While we remain committed to developing our GaaS capabilities, our experiences with product launches in 2014 have led us to believe the most effective way to implement our GaaS strategy is on a game by game basis, giving our studios more autonomy on the level of GaaS implementation for each particular game rather than mandating the use of GaaS technology as a global requirement from headquarters.   We plan to continue to manage costs to better and more efficiently manage our business.  This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.  In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

As of December 31, 2014, we had $70.9 million of cash and cash equivalents.  If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements or if we wish to strengthen our balance sheet, including to potentially pursue additional acquisitions, we will need to seek additional capital, potentially pursuant to our existing universal shelf registration statement, and we may be unable to do so on terms that are acceptable to us or at all.  Equity financings would dilute our existing stockholders, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders.  Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions.  If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies.  Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards.  Policies affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue.  For example, the accounting for revenue derived from smartphone platforms and free-to-play games, particularly with regard to revenues generated from online digital storefronts, is still evolving and, in some cases, uncertain.  In particular, we were required to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to restate or revise the financial statements contained in those reports (including for the year ended December 31, 2011) because we did not correctly apply the applicable revenue recognition accounting guidance relating to our smartphone revenues.  While we believe that we are now correctly accounting for our smartphone revenues, this is an area that continues to involve significant discussion among accounting professionals and which is not completely settled.  It is possible that the relative application, interpretation and weighting of the factors that relate to whether we should be considered the principal in the sales transaction of games sold through digital storefronts may evolve, and we may in the future conclude that our new accounting policy for smartphone revenue, as reflected in the restated financial statements, is incorrect, which could result in another restatement of affected financial statements.  In addition, we currently defer revenues related to virtual goods and currency over the average playing period of paying users, which approximates the estimated weighted average useful life of the transaction.  While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change.  Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied to the current quarter  and prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users.  Any changes in our estimates of useful lives of these virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.  As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for our smartphone revenues, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

Our business will suffer if our acquisition and strategic investment activities are unsuccessful or disrupt our ongoing business, which may involve increased expenses and may present risks not contemplated at the time of the transactions.

We have acquired and invested in, and may continue to acquire and invest in, companies, products and technologies that complement our strategic direction.  Acquisitions and investments involve significant risks and uncertainties, including:

•	diversion of management’s time and a shift of focus from operating the businesses to issues related to integration and administration;
•	our ability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;
•	significant competition from other game companies as the gaming industry consolidates;
•	challenges retaining the key employees, customers and other business partners of the acquired business;
•	our ability to realize synergies expected to result from an acquisition or strategic investment;
•	an impairment of acquired goodwill and other intangible assets or investments in future periods would result in a charge to earnings in the period in which the write-down occurs;
•	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;
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

In addition, if we issue equity securities as consideration in an acquisition or strategic investment, as we did for our acquisitions of Griptonite, Inc., Blammo Games Inc., GameSpy Industries, Inc., PlayFirst, Inc. and Cie Games, Inc., our current stockholders’ percentage ownership and earnings per share would be diluted.  Because acquisitions and strategic investments are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

We currently transact business in 100 countries and in dozens of different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2013 and 2014, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. Conversely, the current economic crisis in

Russia has led to a significant devaluation of the Ruble compared to the U.S. Dollar, which has reduced the effective salaries of our employees in our Moscow studio.  As a result, we may be at risk of losing key employees to competitors who are willing to offer higher effective wages. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 40.6%, 53.9%, and 46.6% of our revenues in 2014, 2013, and 2012, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia.  We expect to maintain our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets.  Risks affecting our international operations include:

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
•

political, economic and social instability, including the ongoing hostilities in the Ukraine and the economic crisis in Russia, which could potentially negatively impact us given that we have a development studio in Moscow;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and
•	difficulties in enforcing intellectual property rights in certain countries.

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.  In particular, we have approximately 130 employees located at our development studio in Moscow, Russia.  The current economic crisis in Russia, including the destabilization of the Ruble, could lead to unstable political conditions, civil unrest or other developments that could materially affect our business, including through distractions and potential hardships to our Russian employees, restrictions on our ability to fund our Russian operations, and other difficulties that could cause delays to our game launches or even the cancellation of a game release and otherwise affect our ability to update and maintain games previously released from our Moscow studio.

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

While the number of people using mobile Internet-enabled devices, such as smartphones and tablet devices, has increased dramatically in the past few years, the mobile market, particularly the market for mobile games, is still emerging, and it may not grow as we anticipate.  Our future success is substantially dependent upon the continued growth of use of mobile devices for games.  The proliferation of mobile devices may not continue to develop at historical rates and consumers may not continue to use mobile Internet-enabled devices as a platform for games.  In addition, new and emerging technologies could make the mobile devices on which our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution.  In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games.  We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games.  For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles became effective in April 2014.  In addition, in response to a request made by the European Commission, Google has announced that it will no longer label free-to-play games as free in European Union countries.  Similarly, in the fourth quarter of 2014, Apple changed its label for free-to-download applications from “FREE” to “GET” in the Apple App Store.  The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the Federal Trade Commission recently reached settlement agreements with Apple and Google on this subject.  If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language).  Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games.  In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China.  Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and recently launched a version of our Frontline Commando: D-Day game utilizing the Skillz technology platform that allows players to compete against each other in tournaments for cash prizes.  We have also in the past through a partnership with Probability PLC offered a suite of Glu branded mobile slots games in the United Kingdom and might continue to explore opportunities with respect to real money gambling.  We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business.  Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Electronic Arts, King Digital Entertainment and Zynga.  We also experience stock price volatility as investors monitor the performance of our games through third party tools, such as App Annie, the Apple App Store’s “Top Grossing” rankings and other measurements of the performance of our games.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only one issued U.S. patent, and have filed only six patent applications and inherited an additional two patent applications through acquisitions, so we will not be able to protect the vast majority of our technologies from independent invention by third parties.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believe infringes certain Glu copyrights and trade dress contained in our Deer Hunter 2014 game.  We have initiated litigation against Hothead Games related to their Kill Shot game, which could result in substantial costs and divert our management’s attention.  To the extent competitors continue to copy our games, it could reduce our revenues that we generate from these games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may have to institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

In addition, although we require our third-party developers to sign agreements not to disclose or improperly use our trade secrets, to acknowledge that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and to assign to us any ownership they may have in those works, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent. This could harm our brand, business, operating results and financial condition.

We may become involved in intellectual property disputes, which may disrupt our business and require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees.  For example, on August 20, 2014, Inventor Holdings, LLC, a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we were infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  In addition, in November 2014, Telinit Technologies, LLC, a Texas company, filed a complaint in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that we were infringing one of its patents and seeking unspecified damages, attorneys’ fees and costs.  We settled the dispute with Telinit for an immaterial amount in January 2015.   If there is a successful claim against us in the future, we might be enjoined from using our intellectual property or licensed intellectual property that we use in our business, we might incur significant licensing fees and we might be forced to develop alternative technologies.  We may also be required to pay penalties, judgments, royalties or significant settlement costs.  If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or prevented from introducing new games.  We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

Unrelated third parties have developed, and may continue to develop, “cheating” programs, scam offers, black-markets and other offerings that may decrease our revenues generated from our virtual economies, divert our players from our games or otherwise harm us.  Cheating programs enable players to exploit vulnerabilities in our games to obtain virtual currency or other items that would otherwise generate in-app purchases for us, play the games in automated ways or obtain unfair advantages over other players who do play fairly.  Unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits.  We devote resources to discover and disable these programs and activities, but if we are unable to do so in a prompt and timely manner, our operations may be disrupted, our reputation damaged and players may play our games less frequently or stop playing our games altogether.  This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of our virtual currency and goods, and increased customer service costs needed to respond to disgruntled players.

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

Our common stock price may be affected by third-party data regarding our games.

Third parties publish daily data about us and other mobile gaming companies with respect to downloads of our games, daily and monthly active users and estimated revenues generated by our games.  These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms or the revenue generated by our games.  To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our common stock may be affected by such third party data and may not reflect the actual performance of our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statements, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares.  For example, we issued 9,982,886 shares in connection with our acquisition of Cie Games, Inc. in August 2014.  We filed a Registration Statement on Form S-3 covering the resale of such shares.  Accordingly, the shares issued in the Cie Games acquisition are subject to only limited re-sale restrictions and sales of substantial amounts of such shares may occur.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal locations, their purposes, the approximate square footage of the facilities at these locations and the expiration dates for the leases on facilities at those locations as of December 31, 2014 are shown in the table below.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Date
San Francisco, California	Corporate headquarters and development studio	29,000	March 2018
Long Beach, California	Development studio	9,200	September 2016
Bellevue, Washington	Development studio	17,600	September 2020
Beijing, China	Asia-Pacific corporate offices and development studio	15,800	November 2015
Hyderabad, India	Research and development center	8,425	July 2016
Moscow, Russia	Development studio	16,025	June 2017
Toronto, Canada	Development studio	6,375	January 2018

We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.  See Note 7 to the financial statements in Item 8 of this report for more information about our lease commitments.

Item 3.  Legal Proceedings

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we were infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  On October 10, 2014, we filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted.  On October 27, 2014, IHL filed an opposition to our motion to dismiss the complaint with prejudice.  We filed our reply to IHL’s opposition on November 6, 2014.  The motion remains pending.  In the meanwhile, the Court has entered a scheduling order for the case.  Trial, if necessary, is set to begin December 5, 2016.

On November 5, 2014, we filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California.  In the complaint, we allege that Hothead has willfully infringed, and continues to willfully infringe, certain of our copyrights and trade dress contained in our Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  Our complaint requests that the Court grant the following relief: (1) preliminary and/or permanent injunction restraining Hothead and its affiliates from directly or indirectly violating our rights under the Copyright Act and the Lanham Act; (2) an order directing that Hothead file with the Court and serve upon our counsel within 30 days after entry of such order or judgment a report in writing and under oath setting forth in detail the manner and form in which Hothead has complied with the injunction; (3) an award to us of damages we have sustained or will sustain by reason of Hothead’s conduct, all profits derived by Hothead from such conduct, or in lieu of any portion thereof, should we so elect, such statutory damages as provided by law; (4) our costs and reasonable attorneys’ fees; (5) prejudgment and post-judgment interest; and (6) all such further and additional relief, in law or in equity, to which we may be entitled or which the Court deems just and proper.  Following a case management conference on February 6, 2015, the Court set all pre-trial and trial dates, with a jury trial set to commence on May 31, 2016.

In November 2014, Telinit Technologies, LLC, a Texas company, filed a complaint in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that we were infringing one of its patents and seeking unspecified damages, attorneys’ fees and costs.  We settled this dispute in January 2015 for an immaterial amount.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “GLUU” since our initial public offering in March 2007.  The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The NASDAQ Global Market.  The closing price of our common stock on March 12, 2015 was $4.75.

	High	Low
Year ended December 31, 2013
First quarter	$3.86	$2.00
Second quarter	$3.25	$2.10
Third quarter	$2.91	$2.10
Fourth quarter	$4.14	$2.50
Year ended December 31, 2014
First quarter	$5.65	$3.61
Second quarter	$5.09	$3.56
Third quarter	$7.60	$4.73
Fourth quarter	$5.32	$3.35

Our stock price has fluctuated and declined significantly since our initial public offering.  Please see the Risk Factor – “Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further” – in Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2009 through December 31, 2014 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014
600.00
500.00
400.00
300.00
200.00
100.00
0.00
12/31/2009
2/28/2010
4/30/2010
6/30/2010
8/31/2010
10/31/2010
12/31/2010
2/28/2011
4/30/2011
6/30/2011
8/31/2011
10/31/2011
12/31/2011
2/29/2012
4/30/2012
6/30/2012
8/31/2012
10/31/2012
12/31/2012
2/28/2013
4/30/2013
6/30/2013
8/31/2013
10/31/2013
12/31/2013
2/28/2014
4/30/2014
6/30/2014
8/31/2014
10/31/2014
12/31/2014
Glu Mobile Inc.
NASDAQ Composite
NASDAQ Telecommunications Index

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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2014, concerning securities authorized for issuance under all of our equity compensation plans:  our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which terminated when we adopted the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”).  The ESPP contains an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance under the ESPP; this evergreen provision expired after the increase on January 1, 2015.  In addition, pursuant to a “pour over” provision in our 2007 Plan, options that are cancelled, expired or terminated under the 2001 Plan are added to the number of shares reserved for issuance under our 2007 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	11,616,444		$3.33	2,314,286	(2)
Equity compensation plans not approved by security holders	671,251	(3)	3.23	349,117	(4)
Total	12,287,695		$3.32	2,663,403	(5)

(1)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units, which have no exercise price.
(2)

Represents 1,031,459 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 1,282,827 shares available for issuance under the ESPP.

(3)	Represents outstanding options under the Inducement Plan.
(4)	Represents shares available for issuance under the Inducement Plan, under which we may only grant non-qualified stock options and restricted stock units.
(5)	Excludes 1,071,735 shares available for issuance under the ESPP, which were added to the share reserve on January 1, 2015 pursuant to the evergreen provision described above.

In March 2008, in connection with our acquisition of Superscape Group plc, our Board of Directors adopted the Inducement Plan to augment the shares available under our then existing 2007 Plan.  We have not sought stockholder approval for the Inducement Plan.  As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with us.  The Inducement Plan, which has a ten-year term, did not require the approval of our stockholders.  We initially reserved 600,000 shares of our common stock for issuance under the Inducement Plan.  On December 28, 2009, the Compensation Committee of our Board of Directors increased the number of shares reserved for issuance under the Inducement Plan by 819,245 shares.  We used all of the 1,250,000 shares then available for a stock option grant to Niccolo M. de Masi in connection with his appointment as our new President and Chief Executive Officer.  Furthermore, in connection with the acquisitions of Griptonite, Inc. and Blammo Games Inc., the Compensation Committee increased the number of shares reserved for issuance under our Inducement Plan by 1,050,000 shares to grant stock options to certain of the new non-executive officer employees of Griptonite and Blammo.  In November 2012, the Compensation Committee further increased the number of shares available for issuance by an additional 300,000 shares, all of which we used to award a stock option grant to our newly hired President of Studios.  Finally, in May 2013, the Compensation Committee amended the Inducement Plan to increase the number of shares available for grant by 200,000 shares in order to issue shares to new hires, including our President of Publishing.  Accordingly, as of December 31, 2014, we had reserved a total of 2,969,245 shares of our common stock for grant and issuance under the Inducement Plan since its inception, of which, 671,251 shares were subject to outstanding stock options and 349,117 shares remained available for issuance.  The remaining 1,948,877 shares represent shares that were subject to previously granted stock options under the Inducement Plan that have been exercised by the option holders.

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

Stockholders

As of March 3, 2015, we had approximately 74 record holders of our common stock and thousands of additional beneficial holders.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$223,146	$105,613	$108,183	$74,025	$66,804
Cost of revenues:
Platform commissions, royalties and other	80,992	32,806	29,630	20,760	19,765
Amortization of intangible assets	4,767	4,238	3,783	5,447	4,226
Total cost of revenues	85,759	37,044	33,413	26,207	23,991
Gross profit	137,387	68,569	74,770	47,818	42,813
Operating expenses(1):
Research and development	64,284	46,877	54,275	39,073	25,180
Sales and marketing	45,076	26,120	20,893	14,607	12,140
General and administrative	25,019	15,550	14,744	14,002	13,108
Amortization of intangible assets	508	1,336	1,980	825	205
Restructuring charge	435	1,448	1,371	545	3,629
Impairment of goodwill	-	-	3,613	-	-
Total operating expenses	135,322	91,331	96,876	69,052	54,262
Income/(loss) from operations	2,065	(22,762)	(22,106)	(21,234)	(11,449)
Interest and other income (expense), net	(1,472)	10	(347)	747	(1,265)
Income/(loss) before income taxes	593	(22,752)	(22,453)	(20,487)	(12,714)
Income tax benefit (provision)	7,555	2,843	1,994	(614)	(709)
Net income/(loss)	8,148	(19,909)	(20,459)	(21,101)	(13,423)

Net income /(loss) per share:
Basic	$0.09	$(0.28)	$(0.32)	$(0.37)	$(0.38)
Diluted	$0.08	$(0.28)	$(0.32)	$(0.37)	$(0.38)

Weighted average common shares outstanding:
Basic	91,826	71,453	64,318	57,518	35,439
Diluted	96,922	71,453	64,318	57,518	35,439
_________
(1) Includes stock-based compensation expense as follows:
Research and development	$7,422	$1,948	$3,491	$1,387	$480
Sales and marketing	701	303	386	351	217
General and administrative	3,510	2,034	1,945	1,372	871

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cash and cash equivalents and short-term investments	$70,912	$28,496	$22,325	$32,212	$12,863
Total assets	251,663	87,011	74,955	85,010	45,117
Current portion of long-term debt	-	-	-	-	2,288
Total stockholder's equity	$171,706	$46,697	$38,887	$49,173	$13,885

Please see Note 1, Note 3 and Note 7 of Notes to Consolidated Financial Statements for a discussion of factors such as business combinations and any material uncertainties that may materially affect the comparability of the information reflected in selected financial data, described in Item 6 of this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for fiscal 2014, as well as our future prospects. We do not intend this summary to be exhaustive, or to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for 2014 were $223.1 million, a 111.3% increase compared to 2013, in which we reported revenues of $105.6 million. The increase in total revenues was largely attributable to sales generated from Kim Kardashian: Hollywood, our most successful initial title launch to date, which we globally launched in June 2014.  The increase in total revenues was also due to the continued success of Deer Hunter 2014 and Eternity Warriors 3; Deer Hunter 2014 was launched in September 2013 and Eternity Warriors 3 was launched in December 2013, and each of these contributed significantly more revenue in 2014 compared to 2013 as a result of having a full twelve months of contribution in 2014. Revenues from other successful new title launches in 2014, particularly Dino Hunter: Deadly Shores and Contract Killer: Sniper, as well as revenues that we generated from Racing Rivals subsequent to our acquisition of Cie Games, Inc. (“Cie Games”) in August 2014 further contributed to our increase in revenues.

Revenues for 2013 were $105.6 million, a 2.4% decrease compared to 2012, in which we reported revenues of $108.2 million. The decrease in total revenues primarily resulted from a decrease in revenues that we generated from our feature phone games, as our feature phone revenues declined from $13.1 million in 2012 to $5.3 million in 2013. This decrease was due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new titles for smartphones, tablets and other next-generation platforms, such as the Mac App Store. The decrease in our feature phone revenues were partially offset by an increase in our smartphone revenues from $95.0 million in 2012 to $100.3 million in 2013. This increase was partially attributable to sales generated from our then most successful title launch to date, Deer Hunter 2014, which we globally launched in September 2013.

We have concentrated our product development efforts towards developing games for smartphones, tablets and other next-generation platforms. We generate the majority of our revenues from Apple’s iOS platform, which accounted for 61.8% and 59.6% of our total revenues for the year ended December 31, 2014 and 2013, respectively. We generated the majority of these iOS-related revenues through the Apple App Store, which represented 52.2% and 50.1% of our total revenues for the year ended December 31, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we generated approximately 35.4% and 30.5% of our total revenues for the year ended December 31, 2014 and 2013, respectively, from the Android platform. We generated the majority of our Android-related revenues through the Google Play Store, which represented 24.8% and 19.2% of our total revenues for the year ended December 31, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our Android-related revenues from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

To increase our revenues, we must continue to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us. Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games, which was our previous feature phone business model. We have also been successful in licensing and incorporating well-known third-party brands, properties and other content in our games, which helps create awareness and drives installs of our games.  In furtherance of this strategy, we are seeking to build games that utilize transmedia storytelling, such as with our Kim Kardashian: Hollywood title.  We have been successful in driving installs and awareness of the game through Ms. Kardashian West’s significant social media presence and celebrity following.  We also build content for the game that incorporates events occurring in Ms. Kardashian West’s public life.  This game content becomes entwined with Ms. Kardashian West’s persona, becoming a part of her social media presence, part of the storyline for her television series and otherwise creating additional buzz around her celebrity status, with the game developing a social media presence of its own.   In addition, we believe that our games consistently have high production values, are visually appealing and have engaging core gameplay. These characteristics have typically resulted in highly positive consumer reviews, allowed us to partner with premier talent and some of the most well-known brands and properties in the world to incorporate into our games and enhanced our reputation for publishing compelling free-to-play games.  We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they are commercially released.

However, for us to continue to execute on our strategy, we must continue to improve our monetization of our players and continue to drive installs and awareness of our games.  In addition to building strong core gameplay, improving monetization requires that we continually create new content within games and otherwise find ways to retain players and incentivize them to make in-app purchases.  One way we are improving monetization and increasing awareness of our games is through building and nurturing social media communities around our franchises both in-game and holistically via community features such as dedicated social channels.  Our GaaS capabilities also allow us to deliver a number of additional features in certain of our games, such as tournaments, live events and more frequent content updates, which we believe will contribute to better monetization in those games.  We have made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about each of our franchise’s user base, which we believe should improve retention and monetization.  We aim to connect our analytics and monetization infrastructure to every element of our business – from marketing to merchandising.  In addition, we plan to continue monitoring the successful aspects of our games to enhance monetization, whether by securing additional licenses of well-known third-party licensed brands, properties and other content, building enhanced and more complex core gameplay, adding additional social features, tournaments and events or otherwise. Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with top celebrities, Hollywood film studios, athletes, sports organizations and other popular brands and properties to build content for our games.  Signing highly desirable licensing partners and renewing our existing licenses requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to increase our licensing efforts to drive installs and awareness of our own originally branded games, introducing third-party licensed brands, properties and personalities as title-based characters, for cameo appearances or for limited time events.

We have recently grown and broadened our revenue base and diversified our mobile gaming franchises through the acquisitions of PlayFirst, Inc., or PlayFirst, in May 2014 and Cie Games in August 2014. The acquisition of PlayFirst will enable us to expand our portfolio of casual games beyond Kim Kardashian: Hollywood and our Stardom titles, and we launched our first title based on the acquired PlayFirst intellectual property, Diner Dash, in October 2014. Cie Games is a leading publisher of racing games on the Apple App Store and Google Play, particularly with respect to its successful Racing Rivals game, and this acquisition has allowed us to add a new genre of games to our product portfolio; we now occupy leadership positions in four gaming genres: action, casual, racing and sports. For more information regarding the PlayFirst and Cie Games acquisitions, see “—Significant Transactions” below. We expect to continue to explore, and potentially consummate, acquisitions of companies or technologies that we believe can further our strategic objectives.

Following the success of our Kim Kardashian: Hollywood game, we intend to build the premier Hollywood and other celebrity gaming platform by securing licensing rights to well-known third-party brands, properties and other content for our games.  As part of these efforts, we plan to release games in 2015 based on the James Bond and Terminator film franchises as well as a game featuring singer and songwriter Katy Perry.  In connection with these partnerships and other potential partnerships with celebrities and other third-party brands, properties and content, we expect our minimum guaranteed royalty payments to rise in 2015.

In addition, our revenues will continue to depend significantly on growth in the mobile games market and our ability to successfully compete against a continually increasing number of developers, many of whom are larger than us or have other competitive advantages, and the overall strength of the economy, particularly in the United States. Our revenues also depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business. For example, Apple has during the last several years made changes to its app store developer agreement relating to privacy and our ability to include certain types of third-party advertising in our games. In addition, Apple recently informed developers that beginning on February 1, 2015, all new applications that are submitted to the Apple App Store must include 64-bit support, and beginning on June 1, 2015 all updates to existing applications must include 64-bit support. Some of these changes have in the past, and may in the future, negatively impact our revenues and operating results.

Our net income in the year ended December 31, 2014 was $8.1 million versus a net loss of $19.9 million in the year ended December 31, 2013. This increase in our net income was primarily due to an increase in revenues of $117.5 million, and an increase in income tax benefit of $4.7 million. These favorable factors were partially offset by an increase in cost of revenues of $48.7 million, an increase in operating expenses of $44.0 million, and a decrease in interest and other income of $1.5 million. See “—Results of Operations—Comparison of the Year Ended December 31, 2014 and 2013” below for further details. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Russian Ruble, and Indian Rupee), and our customers’ reporting currencies, which fluctuated significantly in 2013 and 2014.

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

Our ability to sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We expect our personnel costs to increase in 2015, primarily due to our plans to bolster our studios by hiring six additional development teams in North America, which will add approximately 135 people to our development studios, and through a full year with the increased personnel from our recent acquisitions of PlayFirst and Cie Games. We also increased our spending on sales and marketing initiatives in 2014 compared to 2013 in connection with the launch and promotion of our games.

Cash and cash equivalents at December 31, 2014 totaled $70.9 million, an increase of $42.4 million from the $28.5 million balance at December 31, 2013. This increase was primarily due to $32.1 million of net proceeds we received from our June 2014 public offering, $30.6 million of cash provided by operations and $10.1 million of aggregate proceeds from warrant exercises, option exercises and purchases under our employee stock purchase program that occurred during the year ended December 31, 2014. These inflows were partially offset by $26.2 million of net cash used in investing activities primarily for our acquisition of Cie Games and $2.3 million of cash used in financing activities to repay line of credit agreements and a term loan assumed in our acquisition of PlayFirst. We plan to utilize some of our available cash in 2015 to secure well-known intellectual property and other content for our games, for investments and acquisitions and to support our increased headcount and product launches.

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

Beginning in the first quarter of 2014, we have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 8), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.  The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended December 31, 2014 is aggregate daily DAU for the month of December 2014 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2014				2013
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	7,028	5,324	7,237	7,222	3,894	2,895	4,273	6,415
Aggregate MAU	64,472	51,857	60,301	62,578	40,056	29,359	45,229	56,297
Aggregate ARPDAU	$0.07	$0.08	$0.10	$0.11	$0.06	$0.08	$0.05	$0.06

The increase in aggregate DAU and MAU for the three months ended December 31, 2014 as compared to the same period of the prior year was primarily the result of increased downloads related to the fourth quarter launch of Contract Killer: Sniper, as well as the continued strong performance of titles launched earlier in 2014 such as Kim Kardashian: Hollywood, Racing Rivals and Dino Hunter: Deadly Shores.

Our aggregate ARPDAU has generally increased quarter over quarter due to higher revenues per paying user, primarily attributable to the success of Kim Kardashian: Hollywood and Racing Rivals. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

We rely on a very small portion of our total users for nearly all of our revenues derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for certain of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.

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

Acquisition of Cie Games

On August 20, 2014, we completed the acquisition of Cie Games, a developer of racing genre mobile games based in Long Beach, California. We intend to continue to leverage Cie Games’ racing genre expertise, assembled workforce and existing mobile games in order to expand our game offerings on smartphones and tablets. The purchase price consideration included 9,982,886 shares of our common stock valued at $5.09 per share as of the closing date of the acquisition, for an aggregate of $50.8 million in share consideration. In addition, we agreed to pay approximately $29.5 million in cash consideration, for total overall consideration of $80.3 million. We are holding back 2,139,190 of the 9,982,886 shares issued in the acquisition for 18 months from the closing to satisfy potential indemnification claims under the merger agreement for the acquisition. In addition, $280,000 of the cash consideration was held back and may be released to the former stockholders of Cie Games to the extent we receive a tax refund relating to Cie Games’ operations from January 1, 2014 through August 20, 2014. $250,000 of the cash consideration that was held back to satisfy potential working capital shortfalls was paid to the former Cie Games stockholders during the fourth quarter of 2014. All outstanding Cie Games capital stock and stock options were cancelled at the closing of the acquisition. During the third quarter of 2014, we and the stockholders’ agent under the merger agreement agreed that we were entitled to retain approximately 24,000 shares from the holdback due to a working capital adjustment, and an adjustment of $93,000 was made to goodwill representing the fair value of the shares on the date of acquisition.

Acquisition of PlayFirst

In May 2014, we completed the acquisition of PlayFirst, a developer of casual games for smartphones and tablets based in San Francisco, California.

The purchase price consideration was $11.6 million, representing 2,954,659 shares of our common stock valued at $3.91 per share as of the closing date of the acquisition. The number of shares comprising the purchase price consideration was reduced from 3,000,000 shares to 2,954,659 shares due to a working capital adjustment. In addition, we withheld approximately 106,000 shares to cover stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders, which resulted in us issuing a total of 2,849,276 shares in the acquisition valued at $11.1 million and paying $412,000 of cash. Of the 2,849,276 shares issued in the acquisition, 1,500,000 shares are being held back and will be retained by us for 24 months from the closing date to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, we assumed approximately $3.5 million of PlayFirst net liabilities.

All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the acquisition. Our first title created by PlayFirst, Diner Dash, was released in the fourth quarter of 2014.

Acquisition of GameSpy

On August 2, 2012, we completed the acquisition of GameSpy Industries, Inc., or GameSpy, from IGN Entertainment, Inc. by issuing to IGN 600,000 shares of our common stock.

Purchase of the Deer Hunter Brand Assets

On April 1, 2012, we acquired from Atari, Inc. its Deer Hunter trademark and associated domain names and also took a license to the other intellectual property associated with the Deer Hunter brand for total consideration of $5.0 million in cash.

KAP Warrants

In September 2014, we and Kimsaprincess, Inc., or KAP, entered into a second amendment to our existing License Agreement. In connection with entry into this second amendment, we issued to KAP and two other entities associated with KAP’s president, Kim Kardashian West, a total of three warrants exercisable for up to an aggregate of 500,000 shares of our common stock. Each of the warrants has an initial exercise price of $4.99 per share, subject to adjustments for dividends, reorganizations and other common stock events. Each of the warrants expires on September 2, 2020. Each of the warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the license agreement between us and KAP, subject to full acceleration or cessation of vesting under certain circumstances, as stipulated in the license agreement. Each of the warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. During the fourth quarter of 2014, 33,333 of the warrants vested and we recorded a corresponding warrant compensation charge of $66,000 classified to cost of sales.

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

In April 2014, we entered into a license agreement with MGM, United Artists Corporation and Danjaq, LLC pursuant to which we will develop and publish a free-to-play mobile game based on the James Bond film franchise. Our commercial release of this mobile game, which is expected to occur in the second half of 2015, will trigger the vesting of an additional 1,000,000 shares of the 3,333,333 total shares subject to the warrant we issued to MGM.

On July 3, 2014, 333,333 shares vested in conjunction with the worldwide commercial release of our game based on MGM’s intellectual property, Hercules. In connection with the release of this game, we recorded a $1.1 million non-cash warrant expense during the twelve months ended December 31, 2014. On July 3, 2014, MGM exercised 666,666 vested shares pursuant to which we received aggregate cash proceeds of $2.0 million.

Blammo Earnout

On August 1, 2011, we completed the acquisition of Blammo Games Inc., or Blammo, by entering into a Share Purchase Agreement among Glu, Blammo and the owners of Blammo’s outstanding share capital (the “Sellers”). Under the Share Purchase Agreement we purchased all of the Blammo share capital, and we (1) issued to the Sellers an aggregate 1,000,000 shares of our common stock and (2) agreed to issue to the Sellers up to an aggregate of an additional 3,312,937 shares of our common stock (the “Additional Shares”) if Blammo achieved certain baseline and upside Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the years ending March 31, 2013 (up to 909,091 Additional Shares), March 31, 2014 (up to 1,250,000 Additional Shares) and March 31, 2015 (up to 1,153,846 Additional Shares). In May 2013, we issued 742,036 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013, and in May 2014, we issued 434,865 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. Since the contingency related to the number of shares earned in connection with the targets for the years ended March 31, 2013 and 2014 was resolved and the number of shares became fixed as of March 31,

2013 and 2014, the fair values of these shares as then last re-measured in the amount of $2.3 million and $2.1 million, respectively, have been presented as additional paid-in capital in our consolidated balance sheet since March 31, 2013 and 2014. As of June 30, 2014, we reached a mutual understanding with the former Blammo shareholders of a change in the vesting condition of the last tranche of earnout shares and agreed to settle any future earnout payments for a fixed number of shares. In July 2014, we and the former Blammo shareholders entered into a formal agreement memorializing this mutual agreement, pursuant to which we issued to the former Blammo shareholders 750,000 Additional Shares in lieu of the opportunity to earn up to 1,153,846 Additional Shares for the fiscal year ending March 31, 2015 (“Fiscal 2015”) if Blammo were to generate $15.0 million in Net Revenues during Fiscal 2015. Since the contingency related to the number of shares to be earned in connection with the target for Fiscal 2015 has been resolved and the number of shares has become fixed, the fair value of these shares, as last re-measured in the amount of approximately $3.8 million, has been presented in additional paid-in capital on our consolidated balance sheet since June 30, 2014.

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

Revenue Recognition

We generate revenues through in-app purchases, advertising and other offers within our games on smartphones and tablets, such as Apple’s iPhone and iPad and other mobile devices utilizing Google’s Android operating system. Smartphone games are distributed primarily through digital storefronts, such as the Apple App Store and the Google Play Store.  We also generate some revenue from sales of legacy feature phone games distributed primarily through wireless carriers.

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

We sell both consumable and durable virtual goods, and we receive reports from digital storefronts which breakdown the various purchases made in our games for a given time period. We review these reports and determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items remain in the game for as long as the player continues to play. Our revenues from consumable virtual goods have been insignificant since we launched our first free-to-play title in the fourth quarter of 2010. We recognize revenue from the sale of durable virtual goods, such as virtual currency and other virtual items, ratably over the estimated average playing period of paying users, which has generally been three months. If a new game is launched and only a limited period of paying player data is available, then we also consider other qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. Where we do not have the ability to differentiate revenues from durable and consumable virtual goods, all revenues are deferred ratably over the average playing period of paying users.

We compute our estimated average playing period of paying users at least twice each year, and more frequently if qualitative evidence exists that would indicate a possible change in estimated average playing life, including consideration of changes in the characteristics of games. We have examined the playing patterns of paying users across a representative sample of our games across various genres. To compute the estimated average playing period for paying users, we group the daily populations of paying players (the “daily cohort”) from the date of their first installation of the game and track each daily cohort to understand the number of players from each daily cohort who played the game after their initial purchase. For titles with a year or more of data, we compute a weighted average playing period for paying users using this dataset. For titles with less than a year of data (“new titles”), we use a linear interpolation model to estimate the average playing period of paying users. The measured average playing periods of games with at least one year of player data are mapped against the retention percentages of those same games at 150 days, generating a linear interpolation curve.  The 150 day retention rate of a new title is then inputted into that curve to estimate an average playing period for that new title.  Ninety day retention rates are used for new titles that do not have 150 days of data to interpolate their respective average playing period. We then compute a revenue-based weighted average of the estimated playing period across all of the games in the sample to arrive at the overall weighted average playing period of paying users. With the exception of one game for which the useful life has been demonstrated to be materially different from the majority of all other games, we apply this weighted average playing period for all paying users to all of our games because the computed weighted average playing period for each game is generally consistent across all of our games analyzed. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in our estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

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

Our feature phone revenues have been declining year over year and were immaterial in 2014, due to the continued migration of users from feature phone to smartphone devices, and our decision to concentrate product development efforts exclusively towards developing new titles for smartphones.

Other Estimates and Judgments

We estimate revenues from digital storefronts in the current period when reasonable estimates of these amounts can be made. Certain digital storefronts provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow us to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates. When we receive the final reports, to the extent not received within a reasonable time frame following the end of each month, we record any differences between estimated revenues and actual revenues in the reporting period. Historically, the revenues on the final revenue report have not differed significantly from the reported revenues for the period.

Principal Agent Considerations

In accordance with the Accounting Standards Codification (ASC) 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate our digital storefront and advertising service provider agreements in order to determine whether or not we are acting as the principal or as an agent when selling our games or when selling advertisements within our games, which we consider in determining if revenue should be reported gross or net. We primarily use digital storefronts for distributing our smartphone games and advertising service providers for distributing advertisements within our games. Key indicators that we evaluate in order to reach this determination include:

•	the terms and conditions of our contracts with the digital storefronts and advertising service providers;
•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;
•	whether we are paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game, transaction, or advertisement;
•	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and
•	the party responsible for the fulfillment of the game or serving of advertisement and that determines the specifications of the game or advertisement.

Based on the evaluation of the above indicators, we have determined that we are generally acting as a principal and are the primary obligor to end-users for smartphone games distributed through digital storefronts and advertisements served through our advertising service providers. Therefore, we recognize revenue related to these arrangements on a gross basis, when the necessary information about the gross amounts or platform fees charged, before any adjustments, are made available to us by the digital storefronts and advertising service providers.

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

The first two are levels in the hierarchy are considered observable inputs and the last is considered unobservable. Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2014 and December 31, 2013, we had $70.9 million and $28.5 million in cash and cash equivalents. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

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

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. Our key assumptions used have included projected revenue, cost of goods sold, and operating expenses for our acquired entities, the future amortization tax benefit of legacy titles, and discount rates. In addition, our key assumptions have included projected opportunity costs of re-establishing app store relationships. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

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

We have three reporting units comprised of the (1) Americas, (2) EMEA and (3) APAC regions. As of December 31, 2014, we only had goodwill attributable to the APAC and Americas reporting units. The cash flows of these reporting units reflect the income and expenses of assets directly employed by, and liabilities related to, the operations of the reporting unit, including revenue related to local contractual relationships, but exclude revenues related to global contractual relationships such as digital storefronts which are owned by the U.S. and allocated directly to the Americas reporting unit. In performing our annual goodwill impairment assessment for 2014, we performed a Step 0 qualitative assessment for our Americas and APAC reporting units. Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than their carrying amounts, and, as a result, did not proceed to further impairment testing. Accordingly, we did not recognize an impairment of goodwill during 2014. In 2013, we did not record any goodwill impairment charges as the fair values of the reporting units exceeded their respective carrying values. In 2012, we concluded that a portion of the goodwill attributed to the APAC reporting unit was impaired and recorded a $3.6 million impairment charge.

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

In 2014, 2013, and 2012, we recorded total employee non-cash stock-based compensation expense of $11.6 million, $4.3 million and $5.8 million, respectively. The 2014, 2013 and 2012 compensation expense includes contingent consideration issued to Blammo employees, which was recorded as research and development expense over the term of the earn-out periods, as these employees are primarily employed in product development. We re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target which was likely to be achieved. As a result, $4.6 million, $171,000, and $1.5 million of stock-based compensation expense was recorded during the years ended December 31, 2014, 2013, and 2012, respectively. Additionally, ASC 718 requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of December 31, 2014 and 2013, our valuation allowance on our net deferred tax assets was $68.5 million and $73.8 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

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

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

	Year Ended December 31,
	2014	2013
Revenue by Type	(In thousands)
Micro-Transactions	$182,213	$79,169
Advertisements	14,566	6,638
Offers	22,984	8,336
Other	2,009	6,151
Feature phone	1,374	5,319
Total Revenues	$223,146	$105,613

Our revenues increased $117.5 million, or 111.3%, from $105.6 million for the year ended December 31, 2013 to $223.1 million for the year ended December 31, 2014, which was primarily related to a $103.0 million increase in our revenues from micro-transactions (in-app purchases) and a $22.6 million increase in our revenues from advertisements and offers. These increases were primarily driven by the success of our Kim Kardashian: Hollywood, Racing Rivals, and Dino Hunter: Deadly Shores titles and the continued success of our Deer Hunter 2014 and Eternity Warriors 3 titles during 2014. These increases were partially offset by an $8.1 million decrease in premium and feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphones, tablets and other next-generation platforms. We generate revenues from micro-transactions, advertisements and, offers, and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our revenues derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for certain of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  Our revenues do not include approximately $37.3 million of revenues as of December 31, 2014 relating primarily to micro-transactions and offers that have been deferred over the weighted average useful lives of paying users.

International revenues (defined as revenues generated from distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $33.8 million, from $56.9 million in the year ended December 31, 2013 to $90.7 million in the year ended December 31, 2014. This was primarily related to a $20.7 million increase in our EMEA revenues, an $8.8 million increase in our APAC revenues, primarily related to increased revenues from Japan, Korea, and China, and a $4.3 million increase in our Americas (excluding the United States) revenues. The increase in our international revenues was supplemented by an increase of $83.8 million in our United States revenues.

Cost of Revenues

	Year Ended December 31,
	2014	2013
	(In thousands)
Cost of revenues:
Platform commissions, royalties and other	$80,992	$32,806
Amortization of intangible assets	4,767	4,238
Total cost of revenues	$85,759	$37,044
Revenues	$223,146	$105,613
Gross margin	61.6%	64.9%

Our cost of revenues increased $48.7 million, or 131.5%, from $37.0 million in the year ended December 31, 2013 to $85.8 million in the year ended December 31, 2014. This increase was primarily due to a $30.8 million increase in platform commissions due to a higher volume of revenue transactions through the digital storefronts, a $14.5 million increase in royalties associated with an increase in royalty-burdened revenues due largely to the success of titles like Kim Kardashian: Hollywood, Racing Rivals and Robocop: The Official Game, a $2.2 million increase in hosting fees to support our free-to-play titles, a $765,000 increase in non-cash warrant expense due to the vesting of 333,333 shares in connection with the launch of our game based on MGM’s intellectual property, Hercules, and the vesting of 33,333 shares in connection with our license agreement with Kim Kardashian West, and a $529,000 increase in amortization of intangible assets primarily associated with intangible assets purchased through our PlayFirst and Cie Games acquisitions. Revenues attributable to games based upon original intellectual property decreased as a percentage of revenues from 93.3% in the year ended December 31, 2013 to 62.7% in the year ended December 31, 2014, primarily due to an increase in revenue generated from games based on or significantly incorporating licensed brands and other content, in particular our Kim Kardashian: Hollywood game, which launched in late June 2014.  We expect to continue to launch a significant number of games based on or incorporating licensed brands or other content in 2015.  The average royalty rate that we paid on games based on or significantly incorporating licensed brands or other content, excluding royalty impairments, decreased from 44.8% in the year ended December 31, 2013 to 21.3% in the year ended December 31, 2014, due to lower royalty rates for distribution of certain games based on or significantly incorporating licensed brands or other content.   Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 3.4% in the year ended December 31, 2013 to 8.1% in the year ended December 31, 2014.

Research and Development Expenses

	Year Ended December 31,
	2014	2013
	(In thousands)
Research and development expenses	$64,284	$46,877
Percentage of revenues	28.8%	44.4%

Our research and development expenses increased $17.4 million, or 37.1%, from $46.9 million in the year ended December 31, 2013 to $64.3 million in the year ended December 31, 2014. The increase in research and development costs was primarily due to an $8.7 million increase in salaries and benefits, as our research and development headcount increased from 418 employees at December 31, 2013 to 520 employees at December 31, 2014, resulting primarily from headcount added through our PlayFirst and Cie Games acquisitions in the second and third quarters of 2014, respectively. The increase in research and development expenses was also driven by a $5.5 million increase in employee stock-based compensation expense primarily related to fair value changes of the contingent consideration issued to employees who are former Blammo shareholders, as we issued them 750,000 shares in July 2014 in lieu of the potential earnout they would have earned for their fiscal 2015 earnout period. Further contributing to the increase in research and development expenses was a $1.2 million increase in outside services due to higher external developer costs, and a $962,000 increase in temporary and consulting fees associated with outsourced art, engineering, and quality assurance personnel. As a percentage of revenues, research and development expenses decreased from 44.4% in the year ended December 31, 2013 to 28.8% in the year ended December 31, 2014. Research and development expenses included $7.4 million of stock-based compensation expense in the year ended December 31, 2014 and $1.9 million in the year ended December 31, 2013. We anticipate that our research and development expenses will increase in absolute dollars in 2015 due primarily to the increase in headcount added through our PlayFirst and Cie Games acquisitions and our plans to bolster our studios by hiring six additional development teams in North America, which will add approximately 135 people to our development studios.

Sales and Marketing Expenses

	Year Ended December 31,
	2014	2013
	(In thousands)
Sales and marketing expenses	$45,076	$26,120
Percentage of revenues	20.2%	24.7%

Our sales and marketing expenses increased $19.0 million, or 72.6%, from $26.1 million in the year ended December 31, 2013 to $45.1 million in the year ended December 31, 2014. The increase was primarily due to a $16.7 million increase in marketing promotions associated with our free-to-play games and an increase of $1.6 million in salaries, benefits and variable compensation, as our sales and marketing headcount increased from 42 at December 31, 2013 to 54 at December 31, 2014. As a percentage of revenues, sales and marketing expenses decreased from 24.7% in the year ended December 31, 2013 to 20.2% in the year ended December 31, 2014. Sales and marketing expenses included $701,000 of stock-based compensation expense in the year ended December 31, 2014 and $303,000 in the year ended December 31, 2013. We expect our sales and marketing expenditures to continue to increase in 2015 in absolute dollars in connection with the sales and marketing initiatives we intend to undertake related to the new free-to-play games that we expect to release during 2015.

General and Administrative Expenses

	Year Ended December 31,
	2014	2013
	(In thousands)
General and administrative expenses	$25,019	$15,550
Percentage of revenues	11.2%	14.7%

Our general and administrative expenses increased $9.5 million, or 60.9%, from $15.6 million in 2013 to $25.0 million in 2014. The increase in general and administrative expenses was primarily due to a $5.6 million increase in salaries, benefits and variable compensation resulting from higher attainment of employee and executive bonuses in 2014 and an increase in the annual base salaries for our executives, a $1.2 million increase in professional services due to higher legal and accounting fees associated with the acquisitions of PlayFirst and Cie Games, and a $1.5 million increase in stock-based compensation due to stock-based awards issued to new employees and other executives. General and administrative expenses also increased in 2014 by an $835,000 increase in the fair market value of contingent consideration issued to Blammo non-employee shareholders. Our general and administrative headcount increased from 67 employees at December 31, 2013 to 79 employees at December 31, 2014. As a percentage of revenues, general and administrative expenses decreased from 14.7% in the year ended December 31, 2013 to 11.2% in the year ended December 31, 2014. General and administrative expenses included $3.5 million of stock-based compensation expense in the year ended December 31, 2014 and $2.0 million in the year ended December 31, 2013. We expect our general and administrative expenses to continue to increase in terms of absolute dollars in 2015 as we expand to support a greater number of development teams and product launches.

Other Operating Expenses

Our restructuring charge decreased from $1.4 million in the year ended December 31, 2013 to $435,000 in the year ended December 31, 2014, as the restructuring that took place in 2014 resulted in fewer terminated employees.

Our amortization of intangible assets decreased from $1.3 million in the year ended December 31, 2013 to $508,000 in the year ended December 31, 2014 due to the non-compete agreements associated with our acquisitions of Superscape in 2008 and Griptonite in August 2011 being fully amortized in July 2013 and March 2014, respectively.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net income of $10,000 in the year ended December 31, 2013 to net expense of $1.5 million in the year ended December 31, 2014. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit

Our income tax benefit increased from $2.8 million in 2013 to $7.6 million in 2014. This change was primarily due to the release of a portion of our valuation allowance for $6.8 million, primarily resulting from our acquisition of Cie Games and the release of a $1.2 million liability of uncertain tax positions from 2011 and 2012, and as we received a closure notice for an ongoing tax return inquiry in July 2014. The change in income tax benefit was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in the United

States and certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At December 31, 2014, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $102,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

	Year Ended December 31,
	2013	2012
Revenue by Type	(In thousands)
Micro-Transactions	$79,169	$67,323
Advertisements	6,638	8,674
Offers	8,336	12,054
Other	6,151	6,997
Feature phone	5,319	13,135
Total Revenues	$105,613	$108,183

Our revenues decreased $2.6 million, or 2.4%, from $108.2 million in 2012 to $105.6 million in 2013. This decrease was due to a $7.8 million decrease in our feature phone revenues, which was partially offset by a $5.2 million increase in our smartphone revenues. Our smartphone revenues increased $5.3 million, or 5.5%, from $95.0 million in 2012 to $100.3 million in 2013, which was primarily related to an $11.8 million increase in micro-transactions. This increase was partially offset by a $3.7 million decrease in our revenues from offers which have been negatively impacted since the beginning of the second half of 2012 when we lost the ability to make certain types of offers available to our users on the Apple platform, and a $2.0 million decrease in advertisements due to a reduction in our direct advertisement campaigns at the end of the fourth quarter of 2012. Our smartphone revenues do not include approximately $18.2 million of revenues as of December 31, 2013 relating primarily to offers and in-app-purchases that have been deferred over the weighted average useful lives of paying users. International revenues increased by $6.5 million, from $50.4 million in 2012 to $56.9 million in 2013. This was primarily related to a $5.7 million increase in our APAC revenues, primarily related to increased revenues from Korea and China resulting from additional revenues attributable to smartphone storefronts and OEM relationships. This increase in our international revenues was partially offset by a $9.1 million decrease in our United States revenues, primarily related to declining feature phone and incented offer revenues.

Cost of Revenues

	Year Ended December 31,
	2013	2012
	(In thousands)
Cost of revenues:
Platform commissions, royalties and other	$32,806	$29,630
Amortization of intangible assets	4,238	3,783
Total cost of revenues	$37,044	$33,413
Revenues	$105,613	$108,183
Gross margin	64.9%	69.1%

Our cost of revenues increased $3.6 million, or 10.9%, from $33.4 million in 2012 to $37.0 million in 2013. This increase was primarily due to a $4.0 million increase in platform commission expense due to a higher volume of revenue transactions through the digital storefronts, a $1.4 million increase in hosting fees to support our free-to-play titles, and a $455,000 increase in amortization of intangible assets primarily related to 12 months of amortization for acquired intangible assets from Atari and GameSpy. In addition, we recorded a prepaid royalty impairment charge of $435,000 for two of our third-party publishing titles, and a non-cash expense of $427,000 for the vested portion of the warrant issued to MGM Interactive Inc. during the third quarter of 2013. These increases were partially offset by a $3.1 million decrease in royalties associated with a decline in royalty-burdened revenues. Revenues attributable to games based upon original intellectual property increased as a percentage of revenues from 83.5% in 2012 to 93.3% in 2013, primarily due to our focus on developing free-to-play games for smartphones and tablets that are based on our own intellectual property. The average royalty rate that we paid on games based on or significantly incorporating licensed brands or other content, excluding royalty impairments, increased from 34.9% in 2012 to 44.8% in 2013, due to renewing a number of our existing licenses at higher royalty rates and higher royalty rates for distribution of certain games based on or significantly incorporating licensed brands or other content. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues decreased from 5.8% in 2012 to 3.4% in 2013.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$3,292	$2,722	$2,014
Cash flows provided by/(used in) operating activities	30,574	(9,578)	(6,749)
Cash flows used in investing activities	(26,188)	(4,905)	(6,101)
Cash flows provided by financing activities	38,955	20,587	3,205

While we achieved profitability in 2014, we have incurred recurring losses since our inception, and we had an accumulated deficit of $244.1 million as of December 31, 2014.

Operating Activities

In 2014, net cash provided by operating activities was $30.6 million, which was primarily due to net income of $8.1 million, an increase in deferred revenues of $18.8 million, an increase in accrued royalties of $10.2 million, an increase in accrued compensation of $5.3 million, and adjustments for non-cash items, including stock-based compensation expense of $11.6 million, amortization expense of $5.3 million, depreciation expense of $2.5 million, a non-cash warrant expense of $1.2 million, and a fair value expense adjustment of $835,000 related to the Blammo earnout for non-employee shareholders. These favorable factors were partially offset by an increase in accounts receivable of $9.2 million, an increase in prepaid expenses and other current assets of $9.1 million,  a decrease in non-current liabilities of $8.6 million, an increase in prepaid royalties of $5.2 million, and a decrease of $4.3 million in accounts payable and other accrued liabilities.

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

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment and leasehold improvements for our offices and acquisitions of mobile gaming companies.

In 2014, we used $26.2 million of cash for investing activities, of which $22.6 million related to the acquisitions of PlayFirst and Cie Games and $3.3 million for property and equipment purchases.

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

Financing Activities

In 2014, net cash provided by financing activities was $39.0 million due to proceeds received from our underwritten public offering in June 2014, option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by payments made on the line of credit agreement and outstanding term loan assumed in our acquisition of PlayFirst.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $70.9 million as of December 31, 2014.  Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $7.9 million as of December 31, 2014, most of which were held by our United Kingdom, China, and Russia subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations. We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay upfront license fees or minimum guarantees, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect our use of cash to fund minimum guaranteed royalty payments to rise in 2015 as we increase the number of games we develop incorporating third party licensed property, including signing Hollywood and other celebrity license partners with significant minimum guaranteed royalty requirements.  If the games we develop based on such licensing arrangements fail to perform to our expectations, we may not fully recoup these minimum guaranteed royalty payments, which would negatively impact our operating results.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital.  However, we may be unable to do so on terms that are favorable to us or at all, particularly given current capital market and overall economic conditions.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2014:

	Payments Due by Period

	Total	2015	2016-2018	2019-2020	Thereafter
		(In thousands)
Operating lease obligations	$13,663	$4,359	$7,571	$1,733	$-
Guaranteed royalties(1)	1,474	604	870	-	-
Developer commitments(2)	520	520	-	-	-
Uncertain tax position obligations, including interest and penalties(3)	1,094	117	-	-	977
Total contractual obligations	$16,751	$5,600	$8,441	$1,733	$977

(1)

We have entered into license and publishing agreements with various owners of brands, properties and other content to develop and publish games for mobile devices.  Pursuant to some of these agreements, we are required to pay minimum guaranteed royalties or license fees over the term of the agreement regardless of actual game sales.  Future minimum guaranteed royalty payments as of December 31, 2014 were $1.5 million, which are due over the next one to three years.

(2)

We from time to time enter into contracts with various external software developers to design and develop games. We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of December 31, 2014 were $520,000, which are due within the next twelve months.

(3)

As of December 31, 2014, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” and “accounts payable” on our consolidated balance sheets. As of December 31, 2014, the settlement of $977,000 of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that are not already disclosed in this report.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset these higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance did not have a material impact on our consolidated financial statements once adopted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2017. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2014, we had no short-term investments and substantially all $70.9 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2014 and December 31, 2013, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, France, Hong Kong, India, Russia, Japan, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them. At December 31, 2014, Apple accounted for 55.0%, and Google accounted for 15.2% of total accounts receivable. At December 31, 2013, Apple accounted for 46.3%, and Jirbo (dba AdColony) and Google each accounted for 11.1% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in 100 countries in more than 30 different currencies, and in 2013 and 2014, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and

Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in GBP versus the USD, the Russian Ruble versus the USD and in the Euro versus GBP. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

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

Item 8.  Financial Statements and Supplementary Data

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glu Mobile Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California

March 13, 2015

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$70,912	$28,496
Accounts receivable, net	32,231	18,305
Prepaid expenses and other	18,252	7,663
Total current assets	121,395	54,464
Property and equipment, net	6,116	5,096
Restricted cash	1,990	1,730
Other long-term assets	6,674	637
Intangible assets, net	27,524	5,599
Goodwill	87,964	19,485
Total assets	$251,663	$87,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,685	$10,657
Accrued liabilities	3,812	1,971
Accrued compensation	10,751	5,378
Accrued royalties	12,440	1,727
Deferred revenues	37,333	18,224
Total current liabilities	76,021	37,957
Other long-term liabilities	3,936	2,357
Total liabilities	79,957	40,314

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2014 and 2013; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.0001 par value: 250,000 authorized at December 31, 2014 and 2013; 107,174 and 78,464 shares issued and outstanding at December 31, 2014 and 2013	11	8
Additional paid-in capital	415,766	298,593
Accumulated other comprehensive (loss)/income	(8)	307
Accumulated deficit	(244,063)	(252,211)
Total stockholders’ equity	171,706	46,697
Total liabilities and stockholders’ equity	$251,663	$87,011

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$223,146	$105,613	$108,183
Cost of revenues:
Platform commissions, royalties and other	80,992	32,806	29,630
Amortization of intangible assets	4,767	4,238	3,783
Total cost of revenues	85,759	37,044	33,413
Gross profit	137,387	68,569	74,770
Operating expenses:
Research and development	64,284	46,877	54,275
Sales and marketing	45,076	26,120	20,893
General and administrative	25,019	15,550	14,744
Amortization of intangible assets	508	1,336	1,980
Restructuring charge	435	1,448	1,371
Impairment of goodwill	-	-	3,613
Total operating expenses	135,322	91,331	96,876
Income/(loss) from operations	2,065	(22,762)	(22,106)
Interest and other income/(expense), net:
Interest income	30	16	21
Other expense, net	(1,502)	(6)	(368)
Interest and other income/(expense), net	(1,472)	10	(347)
Income/(loss) before income taxes	593	(22,752)	(22,453)
Income tax benefit	7,555	2,843	1,994
Net income/(loss)	$8,148	$(19,909)	$(20,459)

Net income /(loss) per share:
Basic	$0.09	$(0.28)	$(0.32)
Diluted	$0.08	$(0.28)	$(0.32)

Weighted average common shares outstanding:
Basic	91,826	71,453	64,318
Diluted	96,922	71,453	64,318

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income/(loss)	$8,148	$(19,909)	$(20,459)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(315)	378	(99)
Reclassification to net loss (1)	-	(238)	-
Other comprehensive income/(loss)	(315)	140	(99)
Comprehensive income/(loss)	$7,833	$(19,769)	$(20,558)

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

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other
				Compre-		Total
			Additional	hensive		Stockholders'
	Common Stock		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Capital	(loss)	Deficit	Deficit
	(In thousands, except per share data)
Balances at December 31, 2011	63,749	$6	$260,744	$266	$(211,843)	$49,173
Net loss	-	-	-	-	(20,459)	(20,459)
Stock-based compensation expense	-	-	4,271	-	-	4,271
Issuance of common stock upon exercise of stock options	806	-	1,357	-	-	1,357
Issuance of common stock upon exercise of warrants	413	-	619	-	-	619
Issuance of common stock as consideration for acquisitions	600	-	2,796	-	-	2,796
Issuance of common stock pursuant to Employee Stock Purchase Plan	454	-	1,229	-	-	1,229
Other comprehensive loss	-	-	-	(99)	-	(99)
Balances at December 31, 2012	66,022	$6	$271,016	$167	$(232,302)	$38,887
Net loss	-	-	-	-	(19,909)	(19,909)
Stock-based compensation expense	-	-	4,113	-	-	4,113
Issuance of common stock upon exercise of stock options	958	-	1,295	-	-	1,295
Issuance of common stock upon exercise of warrants	2,886	1	4,328	-	-	4,329
Issuance of common stock as consideration for property and equipment	89	-	189	-	-	189
Issuance of common stock pursuant to Employee Stock Purchase Plan	522	-	978	-	-	978
Issuance of common stock as contingent consideration earned	742	-	2,263	-	-	2,263
Issuance of common stock upon Public Offering, net of issuance costs	7,245	1	13,984	-	-	13,985
Non-cash warrant expense	-	-	427	-	-	427
Other comprehensive income	-	-	-	140	-	140
Balances at December 31, 2013	78,464	$8	$298,593	$307	$(252,211)	$46,697
Net income	-	-	-	-	8,148	8,148
Stock-based compensation expense	-	-	7,073	-	-	7,073
Issuance of common stock upon exercise of stock options	2,867	1	6,270	-	-	6,271
Issuance of common stock upon exercise of warrants	1,191	-	2,786	-	-	2,786
Taxes paid related to net share settlement of equity awards	348	-	(896)	-	-	(896)
Issuance of common stock pursuant to Employee Stock Purchase Plan	426	-	1,076	-	-	1,076
Issuance of common stock as contingent consideration earned	1,185	-	5,821	-	-	5,821
Issuance of common stock upon Public Offering, net of issuance costs	9,861	1	32,057	-	-	32,058
Non-cash warrant expense	-	-	1,126	-	-	1,126
Issuance of common stock as consideration for acquisitions	12,832	1	61,860	-	-	61,861
Other comprehensive loss	-	-	-	(315)	-	(315)
Balances at December 31, 2014	107,174	$11	$415,766	$(8)	$(244,063)	$171,706

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income/(loss)	$8,148	$(19,909)	$(20,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,513	2,707	2,368
Amortization of intangible assets	5,275	5,574	5,763
Stock-based compensation	11,633	4,285	5,822
Change in fair value of Blammo earnout	835	7	167
Non-cash warrant expense	1,192	427	-
Non-cash foreign currency remeasurement (gain)/loss	1,495	23	365
Non-cash valuation allowance adjustment for change in enacted tax rate	1,531	-	-
Impairment of goodwill	-	-	3,613
Impairment of prepaid royalties and guarantees	257	435	-
Non-cash restructuring charges	-	244	-
Changes in allowance for doubtful accounts	(162)	27	281
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,195)	(6,540)	2,430
Prepaid expenses and other assets	(14,332)	(2,726)	(359)
Accounts payable	(4,298)	3,347	(586)
Other accrued liabilities	(20)	(157)	(459)
Accrued compensation	5,259	910	(1,300)
Accrued royalties	10,231	(1,495)	(1,133)
Deferred revenues	18,810	6,499	680
Accrued restructuring	-	(161)	(883)
Other long-term liabilities	(8,598)	(3,075)	(3,059)
Net cash provided by/(used) in operating activities	30,574	(9,578)	(6,749)

Cash flows from investing activities:
Purchase of property and equipment	(3,292)	(2,722)	(2,014)
Restricted cash	(60)	(1,730)	-
Other investing activities	(250)	(200)	-
Purchase of intangible assets	-	(253)	(5,000)
Net cash paid for acquisitions	(22,586)	-	913
Net cash used in investing activities	(26,188)	(4,905)	(6,101)

Cash flows from financing activities:
PlayFirst payments on acquired line of credit and term loan	(2,340)	-	-
Proceeds from public offering, net	32,058	13,985	-
Taxes paid related to net share settlement of equity awards	(896)	-	-
Proceeds from exercise of stock options and ESPP	7,347	2,273	2,586
Proceeds from exercise of stock warrants and issuance of common stock	2,786	4,329	619
Net cash provided by financing activities	38,955	20,587	3,205

Effect of exchange rate changes on cash	(925)	67	(242)
Net increase/(decrease) in cash and cash equivalents	42,416	6,171	(9,887)
Cash and cash equivalents at beginning of period	28,496	22,325	32,212
Cash and cash equivalents at end of period	$70,912	$28,496	$22,325

Supplemental disclosures of cash flow information
Common stock issued for acquisitions	$61,861	$-	$2,796
Common stock issued for property and equipment	$-	$189	$-
Common stock issued as contingent consideration earned	$5,821	$2,263	$-
Income taxes paid	$303	$269	$394

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007.  The Company develops, publishes, and markets a portfolio of games designed for users of smartphones and tablet devices who download and make purchases within its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others (“Digital Storefronts”).  The Company creates games based on its own original brands, as well as third-party licensed brands, properties and other content.

The Company has generally incurred losses from operations since inception and had an accumulated deficit of $244,063 as of December 31, 2014. However, for the year ended December 31, 2014, the Company generated net income of $8,148 and generated operating cash flows of $30,574.  However, the Company may incur additional losses and negative cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives that the Company uses for revenue recognition, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, income taxes, fair value of stock awards issued and contingent consideration issued to Blammo shareholders, fair value of warrants issued, accounting for business combinations, and evaluating goodwill and long-lived assets for impairment. Actual results may differ from these estimates and these differences may be material.

Revenue Recognition

The Company generates revenues through in-app purchases within its games on smartphones and tablets, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system. Smartphone and tablet games are distributed primarily through Digital Storefronts.

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

The Company sells both consumable and durable virtual goods and receives reports from the Digital Storefronts, which breakdown the various purchases made from their games over a given time period. The Company reviews these reports to determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items that can be purchased directly by the player through the Digital Storefront and are consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. The Company’s revenues from consumable virtual goods have been insignificant over the previous three years. The Company recognizes the revenues from these items immediately, since it believes that the delivery obligation has been met and there are no further implicit or explicit performance obligations related to the purchase of that consumable virtual good. Revenues from durable virtual goods are generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as weapons, armor or other accessories to enhance their game-playing experience. The durable virtual goods remain in the game for as long as the player continues to play. The Company believes this represents an implied service obligation, and accordingly, recognizes the revenues from the purchase of these durable virtual goods over the estimated average playing period of paying users. Based on the Company’s analysis, the estimated weighted average useful life of a paying user is approximately three months for the majority of our games, except for one game for which the estimated weighted average useful life of a paying user has been determined to be approximately four months. If a new game is launched and only a limited period of paying player data is available, then the Company also considers other quantitative and qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in the Company’s estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

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

Other Estimates and Judgments

The Company estimates revenues from Digital Storefronts in the current period when reasonable estimates of these amounts can be made. Certain Digital Storefronts provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. When the Company receives the final reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any differences between estimated revenues and actual revenues in the reporting period when the Company determines the actual amounts. Historically, the revenues on the final revenue report have not differed significantly from the reported revenues for the period.

Principal Agent Considerations

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, the Company evaluates its Digital Storefront and advertising service provider agreements in order to determine whether or not it is acting as the principal or as an agent when selling its games or when selling advertisements within its games, which it considers in determining if revenue should be reported gross or net. The Company primarily uses Digital Storefronts for distributing its smartphone games and advertising service providers for serving advertisements within its games. Key indicators that the Company evaluates to reach this determination include:

•	the terms and conditions of the Company’s contracts with the Digital Storefronts and advertising service providers;
•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;
•	whether the Company is paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game, transaction, or advertisement;
•	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and
•	the party responsible for the fulfillment of the game or serving of advertisements and that determines the specifications of the game or advertisement.

Based on the evaluation of the above indicators, the Company has determined that it is generally acting as a principal and is the primary obligor to end-users for smartphone games distributed through digital storefronts and advertisements served through our advertising service providers. Therefore, the Company recognizes revenue related to these arrangements on a gross basis, when the necessary information about the gross amounts or platform fees charged, before any adjustments, are made available by the Digital Storefronts and advertising service providers.

Deferred Platform Commissions and Royalties

Digital Storefronts retain platform commissions and fees on each purchase made by the paying players through the Digital Storefront. The Company is also obligated to pay ongoing licensing fees in the form of royalties related to the games developed based on or significantly incorporating licensed brands, properties or other content, and we plan to incorporate additional licensed content in even our own originally branded games. Additionally, certain smartphone games sold through digital storefronts require the revenue to be deferred due to an implied obligation to the paying player to continue displaying the purchased virtual goods within the game over the estimated average playing period of paying players for the game. As revenues from sales to paying players through Digital Storefronts are deferred, the related direct and incremental platform commissions and fees as well as third party royalties are also deferred and reported in “Prepaid expenses and other” on the consolidated balance sheets. The deferred platform commissions and royalties are recognized in the consolidated statements of operations in “Cost of revenues” in the period in which the related sales are recognized as revenues.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2014	2013	2012
Apple	52.2%	50.1%	41.3%
Google	24.8	19.2	20.3
Tapjoy	-	-	10.7

At December 31, 2014, Apple Inc. (“Apple”) accounted for 55.0% and Google Inc. (“Google”) accounted for 15.2% of total accounts receivable. At December 31, 2013, Apple accounted for 46.3%, and Jirbo (dba AdColony) and Google each accounted for 11.1% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Prepaid or Guaranteed Licensor Royalties

The Company’s royalty expenses consist of fees that it pays to content owners for the use of their brands, properties and other licensed content, including trademarks and copyrights, in the development of the Company’s games. Royalty-based obligations are either paid in advance and capitalized on the balance sheet as prepaid royalties or accrued as incurred and subsequently paid. These royalty-based obligations are expensed to cost of revenues at the greater of the revenues derived from the relevant game multiplied by the applicable contractual rate or an effective royalty rate based on expected net product sales. Advanced license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the title incorporating licensed content or the term of the license agreement.

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users. In accordance with ASC 460-10-15, Guarantees (“ASC 460”), the Company recorded a minimum guaranteed liability of $1,434 and $433 as of December 31, 2014 and 2013, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its prepaid and guaranteed royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors and/or other game platforms (e.g., consoles, personal computers and Internet) utilizing the intellectual property and whether there are any future planned theatrical releases or television series based on the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenues of $257,  $435, and zero during the years ended December 31, 2014, 2013, and 2012, respectively.

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

In 2014 and 2013, the Company did not record any goodwill impairment charges as the fair values of the reporting units exceeded their respective carrying values. In 2012, the Company concluded that a portion of the goodwill attributed to the APAC reporting unit was impaired and recorded a $3,613 impairment charge.

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

Internal Use Software

The Company recognizes internal use software development costs in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”). Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company capitalized certain internal use software costs totaling approximately $2,165,  $249 and $1,598 during the years ended December 31, 2014, 2013, and 2012, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2014, 2013 and 2012, the amortization of capitalized software costs totaled approximately $950,  $1,097 and $1,014, respectively. Capitalized internal use software development costs are included in property and equipment, net.

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $35,169,  $18,308 and $12,124 in the years ended December 31, 2014, 2013 and 2012, respectively.

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

Foreign Currency Translation

In preparing its consolidated financial statements, the Company translates the financial statements of its foreign subsidiaries from their functional currencies, the local currency, into U.S. Dollars. This process resulted in unrealized exchange gains and losses, which are included as a component of accumulated other comprehensive loss within stockholders’ deficit. However, if the functional currency is deemed to be the U.S. Dollar, any gain or loss associated with the translation of these financial statements would be included within the Company’s consolidated statements of operations.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance did not have a material impact on the Company’s consolidated financial statements once adopted.

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

NOTE 2 — NET INCOME/(LOSS) PER SHARE

The Company computes basic net income/(loss) per share by dividing its net income/(loss) for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company. Diluted net income/(loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans (including stock options, RSUs and common stock issuable through the Company’s employee stock purchase plan), warrants and contingently issuable shares by application of the treasury stock method.

	Year Ended December 31,
	2014	2013	2012
Net income/(loss)	$8,148	$(19,909)	$(20,459)
Shares used to compute net income/(loss) per share:
Weighted average common shares outstanding	93,575	71,543	64,932
Weighted average common shares subject to restrictions	(1,749)	(90)	(614)
Weighted average shares used to compute basic net income/(loss) per share	91,826	71,453	64,318
Dilutive potential common shares	5,096	-	-
Weighted average shares used to compute diluted net income/(loss) per share	96,922	71,453	64,318

Basic net income/(loss) per share	$0.09	$(0.28)	$(0.32)
Diluted net income/(loss) per share	$0.08	$(0.28)	$(0.32)

The following weighted average options to purchase common stock, warrants to purchase common stock, shares of common stock subject to restrictions, shares contingently issuable in connection with the Blammo earnout (as described below in Note 4 – Fair Value Measurements), and RSUs have been excluded from the computation of diluted net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock	6,347	10,646	10,321
Warrants to purchase common stock	2,362	3,310	4,187
RSUs	2,746	936	-
Common shares subject to restrictions	1,596	90	614
	13,051	14,982	15,122

NOTE 3 — BUSINESS COMBINATIONS

Cie Games, Inc.

On August 20, 2014, the Company completed its acquisition of Cie Games, Inc. (“Cie Games”), a developer of racing genre mobile games based in Long Beach, California. The Company acquired Cie Games’ to leverage its racing genre expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets. The purchase price consideration included 9,983 shares of the Company’s common stock valued at $5.09 per share as of the closing date of the acquisition, for an aggregate of $50,813 in share consideration. In addition, the Company agreed to pay approximately $29,495 in cash consideration, for total overall consideration paid of $80,308. The Company is holding back in escrow approximately 2,139 of the share consideration for 18 months from the closing date to satisfy potential indemnification claims under the Merger Agreement. In addition, $280 of the cash consideration was held back and may be released to the former stockholders of Cie Games to the extent the Company receives a tax refund relating to Cie Games’ operations from January 1, 2014 through August 20, 2014, $250 of cash consideration that had been held back to satisfy potential working capital shortfalls, was paid by the Company to the former Cie Games stockholders during the fourth quarter of 2014. All outstanding Cie Games capital stock and stock options were cancelled at the closing of the acquisition.

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

Assets acquired:
Cash	$5,281
Accounts receivable, net	4,624
Restricted Cash	200
Other current assets	422
Property and equipment	519
Intangible assets:
Titles, content and technology	19,200
Customer contract and related relationships	4,300
Goodwill	57,247
Total assets acquired	91,793
Liabilities assumed:
Accounts payable	(2,317)
Other accrued liabilities	(2,053)
Deferred revenue	(294)
Deferred tax liability	(6,821)
Total liabilities acquired	(11,485)
Net acquired assets	$80,308

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $23,500 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $513 in acquisition and transitional costs associated with the acquisition of Cie Games during the year ended December 31, 2014, which were primarily general and administrative related.

The Company allocated the residual value of $57,247 to goodwill, which includes a valuation allowance adjustment for change in enacted tax rate that was recorded in fourth quarter of 2014. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Cie Games acquisition is not deductible for tax purposes.

PlayFirst, Inc.

On May 14, 2014, the Company completed the acquisition of PlayFirst, Inc. (“PlayFirst”), a developer of casual games for smartphones and tablets based in San Francisco, California. The Company acquired PlayFirst to leverage its casual game expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets.

The purchase price consideration was $11,553, representing 2,955 shares of the Company’s common stock valued at $3.91 per share as of the closing date of the acquisition. The number of shares comprising the purchase price consideration was reduced from 3,000 shares to 2,955 shares due to a working capital adjustment. In addition, the Company withheld a total of 106 shares to cover stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders, which resulted in the Company issuing a total of 2,849 shares valued at $11,141 and paying $412 in cash. Of the 2,849 shares issued in the acquisition, 1,500 are being held in escrow and will be retained by the Company for 24 months to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, the Company assumed approximately $3,480 of PlayFirst net liabilities. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the PlayFirst acquisition.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $3,700 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $917 in acquisition and transitional costs associated with the acquisition of PlayFirst during the year ended December 31, 2014, respectively, which were primarily general and administrative related.

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

Pursuant to the terms of the GameSpy Merger Agreement, the Company issued to IGN, as GameSpy’s sole shareholder, in exchange for all of the issued and outstanding shares of GameSpy capital stock, a total of 600 shares of the Company’s common stock, for consideration of approximately $2,796, based on the $4.66 closing price of the Company’s common stock on The NASDAQ Global Market on August 2, 2012. In addition, the Company, GameSpy and IGN entered into a Transition Services Agreement, pursuant to which IGN provided to the Company and GameSpy certain backend data center transition services related to GameSpy’s private cloud storage infrastructure through August 2, 2014.

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

Valuation Methodology

The Company engaged a third-party valuation firm to aid management in its analyses of the fair value of Cie Games, PlayFirst, and GameSpy. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

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

As of the valuation date, PlayFirst was in the process of developing a game, which was launched in the fourth quarter of 2014, and the Company has estimated the majority of the revenues associated with this game will be generated in 2015.

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

In the valuation of GameSpy customer contracts, these contracts were valued over their remaining terms,

which included consideration of moderate anticipated renewals and is consistent with market participant considerations. These contracts were fair valued using the MPEE method of the income approach and key assumptions used included: projected revenue and operating expenses for GameSpy’s remaining contracts, the remaining contractual period of the contracts and a discount rate of 14%. The Company valued developed technology using the replacement cost method of the cost approach and based on the perceived value that a market participant would ascribe to the GameSpy technology, which allows for hosting multi-player games on mobile devices and other platforms. Key assumptions used included fully burdened headcount spending information. As of the valuation date, the fair value of GameSpy’s deferred revenue was $1,684, which reflects the costs including hosting fees, salaries and benefits, equipment and facilities to support the contractual obligations associated with these revenues, plus a market participant margin. The deferred revenue will be recognized on a straight-line basis over 24 months.

Pro Forma Financial Information

The results of operations for PlayFirst and Cie Games and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since their respective dates of acquisition. For the year ended December 31, 2014 and since the dates of their respective acquisition, PlayFirst and Cie Games contributed approximately $13,601 to the Company’s gross revenue and increased net losses by $315. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of PlayFirst and Cie Games for the periods shown as if the acquisition of PlayFirst and Cie Games had each occurred on January 1, 2013. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties. In addition, the pro forma financial information presented below does not include the unaudited financial information of GameSpy, since these were not material.

	Year Ended December 31,
	2014	2013
Total pro forma revenues	$243,971	$137,095
Pro forma net income/ (loss)	2,800	(33,009)
Pro forma net income/ (loss) per share - basic	$0.03	$(0.41)
Pro forma net income/ (loss) per share - diluted	$0.03	$(0.41)

All of the goodwill related to the Cie Games, PlayFirst and GameSpy transactions was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2014 and December 31, 2013, the Company had $70,912 and $28,496, respectively, in cash and cash equivalents. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Blammo was a developer of free-to-play games for Digital Storefronts located in Toronto, Canada. Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock plus up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieved certain Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015.

The Company issued 742 shares of common stock in May 2013 and 435 shares of common stock in May 2014 to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal years ended March 31, 2013 and 2014, respectively. Since the contingency related to the number of shares earned in connection with the earnout targets for these fiscal years was resolved and the number of shares became fixed, the fair values of these shares have been presented in additional paid-in capital in the Company’s consolidated balance sheet since March 31, 2013 and 2014, respectively. In July 2014, the Company and the former Blammo shareholders entered into a formal agreement to change the vesting condition of the last tranche of earnout shares. Pursuant to this agreement, the Company agreed to issue to the former Blammo shareholders 750 Additional Shares in lieu of the opportunity to earn up to 1,154 Additional Shares for the year ending March 31, 2015 (“Fiscal 2015”) if Blammo were to generate $15,000 in Net Revenues during Fiscal 2015. Since the contingency related to the number of shares to be earned in connection with the target for Fiscal 2015 was resolved as of June 30, 2014, and the number of shares has become fixed, the fair value of these shares in the amount of $3,750 has been presented in additional paid-in capital on the Company’s consolidated balance sheet since June 30, 2014.

Three of the five Sellers were also employees of Blammo. The fair value of the contingent consideration issued to the three Sellers who were also employees of Blammo was not considered part of the purchase price, since vesting was contingent upon these employees’ continued service during the earn-out periods. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who are not employees of Blammo was recorded as part of the purchase accounting and was fair valued at each subsequent reporting period. During the year ended December 31, 2014, 2013, and 2012, the Company recorded fair value benefit adjustments of $835,  $7, and $167, respectively, which represent the changes in fair value of the non-employee contingent consideration for all respective periods. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration are recognized in general and administrative expense in the Company’s consolidated statements of operations.

Level 3 liabilities consist of acquisition-related liabilities for contingent consideration (i.e., earnouts) related to the acquisition of Blammo. As of December 31, 2014, the Company recorded no contingent consideration liability, as the final tranche of Blammo earnout shares had been earned and recorded in additional paid-in capital. As of December 31, 2013, the Company recorded a contingent consideration liability of $427, of which $329 was recorded as a current liability in accrued compensation as settlement was less than one year. The Company used a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the years ended December 31, 2014,

2013, and 2012, are shown in the table below.

	Year Ended December 31,
	2014	2013	2012
Discount rate	35%	35%	35%
Risk-free interest rate minimum	0.13%	0.07%	0.05%
Risk-free interest rate maximum	0.13%	0.19%	0.28%
Expected volatility	42%	35%	38%

NOTE 5 — BALANCE SHEET COMPONENTS

Accounts Receivable

	December 31,
	2014	2013
Accounts receivable	$32,528	$18,764
Less: Allowance for doubtful accounts	(297)	(459)
	$32,231	$18,305

Accounts receivable include amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions to our digital storefronts.

The movement in the Company’s allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Deductions	Year
Year ended December 31, 2014	$459	$219	$381	$297
Year ended December 31, 2013	$432	$51	$24	$459
Year ended December 31, 2012	$800	$202	$570	$432

The Company had no significant write-offs or recoveries during the years ended December 31, 2014, 2013, and 2012.

Prepaid expenses and other

	December 31,
	2014	2013
Deferred platform commission fees	9,776	4,516
Deferred royalties	3,739	-
Deferred tax asset	921	108
Prepaid royalties	864	740
Other	2,952	2,299
	$18,252	7,663

Property and Equipment

	December 31,
	2014	2013
Computer equipment	$6,721	$6,134
Furniture and fixtures	949	862
Software	8,504	6,290
Leasehold improvements	3,381	2,768
	19,555	16,054
Less: Accumulated depreciation and amortization	(13,439)	(10,958)
	$6,116	$5,096

Depreciation and amortization for the years ended December 31, 2014, 2013 and 2012 was $2,513,  $2,707 and $2,368, respectively.

Other long-term assets

As of December 31, 2014 and December 31, 2013, respectively, other long-term assets include $5,870 and zero  of prepaid minimum guarantees for certain license agreements. These amounts are recoupable against future revenues expected to be generated greater than one year from the balance sheet date.

Other Long-Term Liabilities

	December 31,
	2014	2013
Deferred rent	$1,001	$1,131
Uncertain tax position obligations	977	890
Accrued royalties	870	-
Deferred tax liability	842	122
Other	246	214
	$3,936	$2,357

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired primarily in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011, GameSpy in 2012 and PlayFirst and Cie Games in 2014, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at December 31, 2014 and December 31, 2013 were as follows:

		December 31, 2014			December 31, 2013
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	3 yrs	$34,095	$(15,214)	$18,881	$12,851	$(12,165)	$686
Catalogs	1 yr	1,208	(1,208)	-	1,283	(1,283)	-
ProvisionX Technology	6 yrs	199	(199)	-	211	(211)	-
Carrier contract and related relationships	5 yrs	24,794	(20,192)	4,602	19,940	(19,645)	295
Licensed content	5 yrs	3,012	(3,012)	-	3,040	(3,040)	-
Service provider license	9 yrs	479	(375)	104	482	(324)	158
In-process research and development	3 yrs	800	(100)	700	-	-	-
Trademarks	7 yrs	5,226	(2,190)	3,036	5,230	(1,480)	3,750
		69,813	(42,490)	27,323	43,037	(38,148)	4,889
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,289	(1,289)	-	1,368	(1,368)	-
Noncompete agreement	4 yrs	5,417	(5,216)	201	5,452	(4,742)	710
		6,706	(6,505)	201	6,820	(6,110)	710
Total intangibles assets, net		$76,519	$(48,995)	$27,524	$49,857	$(44,258)	$5,599

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses. As of December 31, 2014, the Company acquired $27,200 of identifiable intangible assets from its acquisition of PlayFirst and Cie Games, and approximately $1,550 of intangible assets as part of the GameSpy acquisition in the third quarter of 2012; see Note 3 for further details.

During the years ended December 31, 2014, 2013 and 2012, the Company recorded amortization expense in the amounts of $4,767,  $4,238 and $3,783, respectively, in cost of revenues. During the years ended December 31, 2014, 2013 and 2012, the Company recorded amortization expense in the amounts of $508,  $1,336 and $1,980, respectively, in operating expenses. The Company recorded no impairment charges during the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2015	$9,554	$201	$9,755
2016	9,199	-	9,199
2017	6,076	-	6,076
2018	1,714	-	1,714
2019 and thereafter	780	-	780
	$27,323	$201	$27,524

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions as of December 31, 2014. The Company has three reporting units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. All of the goodwill attributable to the GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

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

Goodwill by geographic region is as follows:

	December 31, 2014				December 31, 2013
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$42,946	$25,354	$24,296	$92,596	$42,946	$25,354	$24,251	$92,551
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)
	18,075	-	1,410	19,485	18,075	-	1,365	19,440
Goodwill Acquired during the year	68,488	-	-	68,488	-	-	-	-
Effects of Foreign Currency Exchange	-	-	(9)	(9)	-	-	45	45
Balance as of period ended:	86,563	-	1,401	87,964	18,075	-	1,410	19,485
Goodwill	111,434	25,354	24,287	161,075	42,946	25,354	24,296	92,596
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)
Balance as of period ended:	$86,563	$-	$1,401	$87,964	$18,075	$-	$1,410	$19,485

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

As of December 31, 2014, the Company had goodwill attributable to the APAC and Americas reporting units. The cash flows of these reporting units reflect the income and expenses of assets directly employed by, and liabilities related to, the operations of the reporting unit, including revenue related to local contractual relationships, but excludes revenue related to global contractual relationships such as Digital Storefronts which are owned by the U.S. and allocated directly to the Americas reporting unit. During the third quarter of 2014, the Company performed a Step 0 qualitative assessment for its Americas and APAC reporting units. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the reporting units was greater than their carrying amounts, and, as a result, did not proceed to further impairment testing and accordingly did not recognize an impairment of goodwill in the year ended December 31, 2014. In 2013, the Company did not record any goodwill impairment charges as the fair values of the reporting units exceeded their respective carrying values. In 2012, the Company concluded that a portion of the goodwill attributed to the APAC reporting unit was impaired and recorded a $3,613 impairment charge.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $4,149,  $3,380 and $2,704, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $1,001 and $1,131 at December 31, 2014 and 2013, respectively, and was included within other long-term liabilities.

In April 2013 and June 2013, Company entered into lease agreements for space at its San Francisco headquarters and Washington offices that will expire on March 31, 2018 and September 30, 2020, respectively. In May 2014, the Company entered into a lease amendment for its Washington offices to expand the rentable square footage by 13 square feet and amended the lease payment schedule. The Company has provided deposits for lines of credit totaling $1,790 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2014.

At December 31, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2015	$4,359
2016	3,571
2017	2,672
2018	1,328
2019	979
2020 and thereafter	754
$13,663

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various owners of brands, properties and other content to develop and publish games based on or incorporating such licensed content for mobile devices. Pursuant to some of these agreements, the Company is required to pay minimum guaranteed royalties or license fees over the term of the agreement regardless of actual game sales. Future minimum guaranteed royalty payments as of December 31, 2014 were $1,474.

In September 2014, the Company and Kimsaprincess, Inc. (“KAP”), Kim Kardashian West is President of KAP, entered into a second amendment to their existing License Agreement (the “KAP License Agreement”) entered into in November 2013, as first amended in June 2014. In consideration of KAP’s additional commitments and obligations under the amended license agreement and the extension of the term of the KAP License Agreement by three years, the Company paid KAP an additional minimum guarantee, which has been fully recouped by the Company against royalties that it would otherwise pay to KAP.

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of December 31, 2014 were $520, which are due over the next twelve months. These developer commitments reflect the Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed. The Company expenses developer commitments as services are provided.

Income Taxes

As of December 31, 2014, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” and “accounts payable” on the Company’s consolidated balance sheets. As of December 31, 2014, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2014 or 2013.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2014 or 2013.

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

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company is infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  On October 10, 2014, the Company filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted.  On October 27, 2014, IHL filed an opposition to the Company’s motion to dismiss the complaint with prejudice.  The Company filed its reply to IHL’s opposition on November 6, 2014. The motion remains pending.  In the meanwhile, the Court has entered a scheduling order for the case.  Trial, if necessary, is set to begin December 5, 2016.

On November 5, 2014, the Company filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California.  In the complaint, the Company alleges that Hothead has willfully infringed, and continues to willfully infringe, certain of its copyrights and trade dress contained in its Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  The Company’s complaint requests that the Court grant the following relief: (1) preliminary and/or permanent injunction restraining Hothead and its affiliates from directly or indirectly violating its rights under the Copyright Act and the Lanham Act; (2) an order directing that Hothead file with the Court and serve upon the Company’s counsel within 30 days after entry of such order or judgment a report in writing and under oath setting forth in detail the manner and form in which Hothead has complied with the injunction; (3) an award to the Company of damages it has sustained or will sustain by reason of Hothead’s conduct, all profits derived by Hothead from such conduct, or in lieu of any portion thereof, should it so elect, such statutory damages as provided by law; (4) its costs and reasonable attorneys’ fees; (5) prejudgment and post-judgment interest; and (6) all such further and additional relief, in law or in equity, to which it may be entitled or which the Court deems just and proper.  Following a case management conference on February 6, 2015, the Court set all pre-trial and trial dates, with a jury trial set to commence on May 31, 2016.

In November 2014, Telinit Technologies, LLC, a Texas company, filed a complaint in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that the Company was infringing one of its patents and seeking unspecified damages, attorneys’ fees and costs.  The Company settled this dispute in January 2015 for an immaterial amount.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2014, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2014, the Company had reserved 18,568 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2014, the Company was authorized to issue 5,000 shares of preferred stock.

Acquisitions

On August 20, 2014, as part of the consideration for its acquisition of Cie Games, the Company issued an aggregate of 9,983 shares of its common stock to Cie Games’ former shareholders, of which approximately 2,139 shares will be held back by Glu for 18 months from the closing date of the acquisition to satisfy potential indemnification claims under the Cie Games merger agreement.

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

See Note 3 – Business Combinations – for more information about these acquisitions.

Shares Issues In Connection With the Blammo Earnout

In May 2013, the Company issued 742 shares to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. In May 2014, the Company issued 435 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. In July 2014, the Company issued 750 shares of common stock to the former Blammo shareholders in lieu of the opportunity that the former Blammo shareholders otherwise would have had under the Share Purchase Agreement to earn up to 1,154 shares of the Company’s common stock for Fiscal 2015. The fair values of these earnout amounts have been presented in additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2014. See Note 4 for more information about these issuances.

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

Warrants to Purchase Common Stock

In connection with entry into the second amendment of the KAP License Agreement, the Company issued to KAP and two other entities associated with KAP’s president, Kim Kardashian West, a total of three warrants exercisable for up to an aggregate of 500 shares of the Company’s common stock (collectively, the “Kardashian Warrants”). Each of the Kardashian Warrants has an initial exercise price of $4.99 per share, subject to adjustments for dividends, reorganizations and other common stock events. Each of the Kardashian Warrants expires on September 2, 2020. Each of the Kardashian Warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the KAP License Agreement, subject to full acceleration or cessation of vesting under certain circumstances, as stipulated in the amended KAP License Agreement. Each of the Kardashian Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. During the fourth quarter of 2014, 33 of the warrants vested and we recorded a corresponding warrant compensation charge of $66 classified to cost of sales. Key assumptions used in the Black-Scholes valuation model for the twelve months ended December 31, 2014 included an expected term of 6.0 years, volatility of 61.1%, risk-free interest rate of 1.99% and a dividend yield of 0%.

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that gives MGM the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $3.00 per share (the “MGM Warrant”), subject to certain adjustments for dividends, reorganizations and other common stock events. Of the 3,333 shares of the Company’s common stock underlying the MGM Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares will vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. The MGM Warrant expires on July 15, 2018. Under ASC 505, Equity-Based Payments to Non-Employees, the Company estimated the fair value of the vested shares of the MGM Warrant on the grant date using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes valuation model for the twelve months ended December 31, 2013 included an expected term of 5.0 years, volatility of 64.2%, risk-free interest rate of 1.5% and a dividend yield of 0%. During the twelve months ended December 31, 2013, the Company recorded $427 of non-cash warrant related expense in cost of revenues. The Company recorded the warrant issuance as a non-cash warrant related expense in cost of revenues for warrant shares immediately vested upon signing of the agreement, as such vesting was not tied to any game release nor to any specific intellectual property license. In July 2014, 333 shares vested in conjunction with the worldwide commercial release of a game based on MGM’s intellectual property, Hercules. Under ASC 505, the Company estimated the fair value of the vested portion of the MGM Warrant related to the Hercules game on the vest date using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes valuation model for the year ended December 31, 2014 included an expected term of 5.0 years, volatility of 56.8%, risk-free interest rate of 1.8% and a dividend yield of 0%. During the year ended December 31, 2014, the Company recorded $1,126 of non-cash warrant related expense in cost of revenues in the current period as the Hercules game is not expected to generate meaningful revenues over its lifetime. On July 11, 2014, MGM exercised 667 vested shares pursuant to which the Company received aggregate cash proceeds of $2,000.

In April 2014, the Company entered into a license agreement with MGM, United Artists Corporation and Danjaq, LLC pursuant to which the Company will develop and publish a free-to-play mobile game based on the James Bond film franchise. The commercial release by the Company of this mobile game, which is expected to occur in second half of 2015, will trigger the vesting of an additional 1,000 shares subject to the MGM Warrant.

During the years ended December 31, 2014, 2013 and 2012, respectively, investors exercised warrants to purchase 1,191,  2,886, and 413 shares of the Company’s common stock, and the Company received gross proceeds of $2,786,  $4,329, and $619, respectively, in connection with these exercises. These exercised warrants related to part of the MGM Warrant as well as warrants issued by the Company in August 2010 in connection with a private placement transaction.

Warrants outstanding at December 31, 2014 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Date of Issuance	(Years)	Share	Warrant
August 2010 - Warrants issued in private offering	5	$1.50	450
July 2013 - Warrant issued to MGM	5	3.00	2,667
September 2014 - Warrant issued to KAP	6	4.99	500
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

As of December 31, 2014, 1,031 shares were available for future grants under the Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). The Company initially reserved 667 shares of its common stock for issuance under the 2007 Purchase Plan. On each January 1 for the first eight calendar years after the first offering date, the aggregate number of shares of the Company’s common stock reserved for issuance under the 2007 Purchase Plan was increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the Board of Directors had the power to reduce the amount of the increase in any particular year and provided further that the aggregate number of shares issued over the term of this plan may not exceed 5,333. The 2007 Purchase Plan permits eligible employees, including employees of certain of the Company’s subsidiaries, to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.

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

As of December 31, 2014, 1,283 shares were available for issuance under the 2007 Purchase Plan.

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

As of December 31, 2014, 349 shares were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the year ended December 31, 2014 is as follows:

Shares
Available
Balances at December 31, 2013	4,890
Share-based awards granted (1)	(6,620)
Share-based awards canceled (2)	3,110
Balances at December 31, 2014	1,380

(1)	Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 reduce the number of shares available for grant by 1.39 shares for each share subject to an RSU award.
(2)	RSUs granted after June 6, 2013 that are forfeited and returned to the pool of shares available for grant increase the pool by 1.39 shares for each share subject to an RSU that is forfeited.

RSU Activity

A summary of the Company’s RSU activity for the year ended December 31, 2014 is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2013	2,578	$2.91
Granted	3,925	4.25
Vested	(574)	2.81
Forfeited	(1,010)	3.50
Awarded and unvested, December 31, 2014	4,919	$3.87
Restricted stock units expected to vest, December 31, 2014	3,981

Stock Option Activity

The following table summarizes the Company’s stock option activity:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2011	9,744	2.80
Options granted	3,399	3.84
Options canceled	(1,416)	3.89
Options exercised	(806)	1.68
Balances at December 31, 2012	10,921	3.07
Options granted	2,937	2.70
Options canceled	(2,502)	3.65
Options exercised	(957)	1.35
Balances at December 31, 2013	10,399	2.98
Options granted	1,344	4.08
Options canceled	(1,506)	3.72
Options exercised	(2,867)	2.19
Balances at December 31, 2014	7,370	$3.32	3.57	$6,144

Options vested and expected to vest at December 31, 2014	6,945	$3.31	3.49	$5,926
Options exercisable at December 31, 2014	4,409	$3.22	2.90	$4,486

At December 31, 2014, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price
$ 0.52 - $ 1.77	926	1.48	$1.44	926	$1.44
$ 1.90 - $ 2.74	1,023	4.05	2.50	597	2.42
$ 2.83 - $ 2.84	140	4.44	2.83	47	2.84
$ 2.90 - $ 2.90	821	2.77	2.90	632	2.90
$ 2.91 - $ 2.91	746	4.67	2.91	238	2.91
$ 2.98 - $ 3.20	11	2.88	3.15	6	3.17
$ 3.29 - $ 3.29	911	3.77	3.29	493	3.29
$ 3.39 - $ 3.78	739	3.71	3.69	492	3.69
$ 3.88 - $ 4.10	824	5.28	4.05	60	3.91
$ 4.15 - $ 11.88	1,229	3.17	5.34	918	5.54
$ 0.52 - $ 11.88	7,370	3.57	$3.32	4,409	$3.22

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $3.90 per share at December 31, 2014. The total intrinsic value of awards exercised during the years ended December 31, 2014, 2013 and 2012 was $7,735,  $1,886, and $2,114, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718, and has estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2014	2013	2012
Dividend yield	-%	-%	-%
Risk-free interest rate	1.34%	0.82%	0.60%
Expected term (years)	4.00	4.00	4.00
Expected volatility	52%	52%	65%

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the year ended December 31, 2014, 2013 and 2012 was $1.69,  $1.10, and $1.90 per share, respectively.

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

During the year ended December 31, 2014, the Company granted to its Chief Executive Officer two RSU awards for a total of 575 shares of the Company’s common stock with both time-based and stock-price-based vesting components (the “Market-Based RSUs”). One of the Market-Based RSUs for 225 shares vests over four years but also required that the Company’s average closing stock price for 30 consecutive trading days equal $7.00 per share or greater (the “$7.00 Vesting Trigger”). The other Market-Based RSU for 350 shares also vests over four years but required that the Company’s average closing stock price for 30 consecutive trading days equal $10.00 per share or greater (the “$10.00 Vesting Trigger”). The Company estimated the fair values and derived service periods of the Market-Based RSUs on the date of grant using a Monte Carlo valuation model. The total fair value of both Market-Based RSUs was initially estimated at $1,311 and was to be recognized in tranches over the longer of the derived service period or time-based vesting period on a graded vesting basis. Key assumptions for the year ended December 31, 2014 included an expected volatility of 48.5%, risk-free rate of 1.35%, dividend yield of 0.00%, and grant price of $4.05 based on closing price of the Company’s common stock on The NASDAQ Global Market on April 24, 2014. On July 24, 2014, the Compensation Committee of the Company’s Board of Directors approved a modification to the Market-Based RSUs to remove the $7.00 Vesting Trigger and the $10.00 Vesting Trigger. Accordingly, the Market-Based RSUs will only be subject to time-based vesting from July 24, 2014 onwards. As a result of the modification to the market-based vesting condition, the original unamortized stock-based compensation expense and an incremental unamortized expense of $2,714 will be recognized over the remaining service period.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2014	2013	2012
Research and development	$7,422	$1,948	$3,491
Sales and marketing	701	303	386
General and administrative	3,510	2,034	1,945
Total stock-based compensation expense	$11,633	$4,285	$5,822

The above table includes compensation expense attributable to the contingent consideration potentially issued to the Blammo employees who were former shareholders of Blammo, which was recorded as research and development expense over the term of the earn-out periods, since these employees were primarily employed in product development. The Company re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target that was likely to be achieved. During the years ended December 31, 2014, 2013, and 2012 the Company recorded $4,560,  $171, and $1,549 of stock-based compensation expense, respectively, related to this contingent consideration. See Note 4 for further details.

Consolidated net cash proceeds from option exercises were $6,271,  $1,295 and $1,357 for the year ended December 31, 2014, 2013 and 2012, respectively. The Company realized no significant income tax benefit from stock option exercises during the year ended December 31, 2014, 2013 and 2012. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

As of December 31, 2014, the Company had $15,658 of total unrecognized compensation expense related to RSUs, net of estimated forfeitures. As of December 31, 2014, the Company had $4,480 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 3.00 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 2.38 years.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The Company does not match the contributions made by its employees.

NOTE 10 — INCOME TAXES

The components of income/(loss) before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$5,283	$(21,820)	$(6,745)
Foreign	(4,690)	(932)	(15,708)
Income/(loss) before income taxes	$593	$(22,752)	$(22,453)

The components of income tax benefit were as follows:

	Year Ended December 31,
Current:	2014	2013	2012
Federal	$(5)	$-	$-
State	(5)	(4)	(4)
Foreign	656	2,294	913
	646	2,290	909

Deferred:
Federal	6,821	-	497
State	-	-	64
Foreign	88	553	524
	6,909	553	1,085

Total:
Federal	6,816	-	497
State	(5)	(4)	60
Foreign	744	2,847	1,437
	$7,555	$2,843	$1,994

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	0.8	-	0.3
Foreign rate differential	56.6	(0.1)	(0.6)
Research and development credit	(133.9)	5.1	-
Warrants	67.7	-	-
Withholding taxes	(10.5)	(2.1)	(0.3)
Goodwill impairment	-	-	(5.5)
Stock-based compensation	224.9	(0.7)	(2.7)
Non-deductible intercompany bad debt	3.9	0.3	(16.5)
FIN 48 interest and release	(219.4)	14.6	10.0
Other	59.6	1.6	(0.7)
Valuation allowance	(1,357.7)	(40.2)	(9.1)
Effective tax rate	(1,274.0)%	12.5%	8.9%

During 2012, the Company’s United Kingdom subsidiary recognized an intercompany bad debt expense of approximately $10,870 that is non-tax deductible for United Kingdom tax purposes. During 2014, the Company recorded a net release of its valuation allowance of $6,821 as a result of the acquisition of Cie Games in August 2014.

Deferred tax assets and liabilities consist of the following:

	December 31, 2014				December 31, 2013
	US	Foreign		Total	US	Foreign	Total
Deferred tax assets:
Fixed assets	$-		$1,231	$1,231	$554	$1,685	$2,239
Net operating loss carryforwards	41,885		9,902	51,787	36,299	10,552	46,851
Accruals, reserves and other	3,163		154	3,317	7,761	208	7,969
Foreign tax credit	6,398		-	6,398	6,348	-	6,348
Stock-based compensation	3,382		24	3,406	3,311	56	3,367
Research and development credit	7,929		-	7,929	4,245	-	4,245
Other	2,974		18	2,992	3,088	10	3,098
Total deferred tax assets	$65,731		$11,329	$77,060	$61,606	$12,511	$74,117
Deferred tax liabilities:
Fixed assets	$(431)	$		$(431)	$-	$-	$-
Macrospace, MIG and iFone intangible assets	-			-	-	(94)	(94)
Blammo intangible assets	-			-	-	(129)	(129)
Superscape,CieGame and Playfirst intangible assets	(7,915)		(109)	(8,024)	(116)	-	(116)
Other	-			-	-	(9)	(9)
Net deferred tax assets	57,385		11,220	68,605	61,490	12,279	73,769
Less valuation allowance	(57,385)		(11,141)	(68,526)	(61,490)	(12,294)	(73,784)
Net deferred tax liability	$-		$79	$79	$-	$(15)	$(15)

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will reverse in the foreseeable future. The amount of accumulated foreign earnings of the Company’s foreign subsidiaries total $3,188 as of December 31, 2014. If the Company's foreign earnings were repatriated, additional tax expense might result. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings attributable to foreign subsidiaries is not practicable. The Company recorded a release of its valuation allowance of $6,821,  zero, and $562 during 2014, 2013, and 2012, respectively. The 2014 and 2012 release was associated with the acquisitions of Cie Games in August 2014 and GameSpy in August 2012. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. The Company previously recognized a valuation allowance against its net operating loss carryforwards and determined that it should be able to utilize the benefit of those net operating losses against the deferred tax liabilities of Cie Games and GameSpy; therefore, it has partially released its pre-existing valuation allowance. In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that, it is more likely than not that its deferred tax assets will not be utilized, and has recorded a full valuation allowance against its net deferred tax assets in each of its jurisdictions except for one entity in China. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2014 and 2013 included historical and projected future operating losses. As a result, the Company concluded that a reduction in valuation allowance of $5,258 and additional valuation allowance of $10,073, net of the described releases, was required to reflect the change in its deferred tax assets prior to valuation allowance during 2014 and 2013, respectively.  As of December 31, 2014 and 2013, the Company considered it more likely than not that its deferred tax assets would not be realized with their respective carryforward periods.

At December 31, 2014, the Company has net operating loss carryforwards of approximately $106,325 and $91,419 for federal and state tax purposes, respectively. These carryforwards will expire from 2015 to 2034.  In addition, the Company has research and development tax credit carryforwards of approximately $7,732 for federal income tax purposes and $8,198 for California tax purposes.  The federal research and development tax credit carryforwards will begin to expire in 2022. The California state research credit will carry forward indefinitely. The Company has approximately $6,341 of foreign tax credits that will begin to expire in 2017, and approximately $12 of state alternative minimum tax credits that will carryforward indefinitely. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

In addition, at December 31, 2014, the Company has net operating loss carryforwards of approximately $45,363 for United Kingdom tax purposes that are all limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$6,538	$4,626
Reductions of tax positions taken during previous years	(1,364)	(725)
Additions based on uncertain tax positions related to the current period	1,641	1,149
Additions based on uncertain tax positions related to prior periods	71	1,449
Cumulative translation adjustment	(92)	39
Ending balance	$6,794	$6,538

The total unrecognized tax benefits as of December 31, 2014 and 2013 include approximately $6,030 and $4,623, respectively of unrecognized tax benefits that have been netted against deferred tax assets.  As of December 31, 2014, approximately $764 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining amount, if recognized, would adjust the Company’s deferred tax assets which are subject to valuation allowance. At December 31, 2014, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $102 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $329 of interest and penalties on uncertain tax positions as of December 31, 2014, as compared to $283 as of December 31, 2013. Approximately $86, $105 and $182 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2014, 2013 and 2012 respectively. During 2014, the Company released $37 of interest and penalties on uncertain tax positions due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2013 tax returns for the various entities in the United Kingdom is expected to be closed in 2015. The Company’s China income tax returns are open by statute for tax years 2009 and forward.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenues are attributed to the geographic location where the end-user makes the purchase. The Company generates its revenues in the following geographic regions:

	Year Ended December 31,
	2014	2013	2012
United States of America	$132,447	$48,697	$57,816
China	11,835	10,985	5,827
Americas, excluding the USA	9,705	5,430	5,051
EMEA	43,507	22,820	22,381
APAC, excluding China	25,652	17,681	17,108
	$223,146	$105,613	$108,183

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2014	2013
Americas	$5,406	$4,108
EMEA	632	899
APAC	78	89
	$6,116	$5,096

NOTE 12 — RESTRUCTURING

During 2012, 2013 and 2014, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the year ended December 31, 2012, the Company recorded $1,371 of restructuring charges relating to employee termination costs in the Company’s APAC, Brazil and Washington offices and a reduction of executive sales and marketing headcount in the United States and Spain. During the year ended December 31, 2013, the Company recorded $1,448, of restructuring plan charges relating to employee termination costs in its Brazil, San Francisco, China, Washington, and EMEA offices, and facility-related costs related to streamlining its facility in Washington and additional costs associated with vacating its Brazil office. During the year ended December 31, 2014, the Company recorded $435 of restructuring charges, relating to employee termination costs associated with headcount reductions in its Moscow, Washington, and San Francisco studios.

NOTE 13 – QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2013 and 2014. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2014						2013
	March 31	June 30	September 30		December 31		March 31	June 30		September 30		December 31
Revenues	$44,580	$40,910		$64,791		$72,865	$24,605		$24,445		$21,722		$34,841
Cost of revenues:
Platform commissions, royalties and other	13,202	12,432		25,733		29,625	7,462		7,670	(d)	7,871		9,803
Amortization of intangible assets	554	441		1,338		2,434	1,074		1,078		1,082		1,004
Total cost of revenues	13,756	12,873		27,071		32,059	8,536		8,748		8,953		10,807
Gross profit	30,824	28,037		37,720		40,806	16,069		15,697		12,769		24,034
Operating expenses:
Research and development	15,579	17,297		15,355		16,053	11,630		11,224		11,405		12,618
Sales and marketing	9,485	7,989	(a)	15,327		12,275	5,008		5,143		5,361	(e)	10,608
General and administrative	4,926	6,131		6,808		7,154	3,919		3,852		3,617		4,162
Amortization of intangible assets	127	127		127		127	495		495		229		117
Restructuring charge	-	159		209		67	511		937		-		-
Total operating expenses	30,117	31,703		37,826		35,676	21,563		21,651		20,612		27,505
Income (loss) from operations	707	(3,666)		(106)		5,130	(5,494)		(5,954)		(7,843)		(3,471)
Interest and other income (expense), net	(130)	(24)		(340)	(c)	(978)	132		163		(155)		(130)
Income/(loss) before income taxes	577	(3,690)		(446)		4,152	(5,362)		(5,791)		(7,998)		(3,601)
Income tax benefit (provision)	(444)	(78)	(b)	10,850		(2,773)	(135)	(f)	2,870		30		78
Net income/(loss)	$133	$(3,768)		10,404		$1,379	$(5,497)		$(2,921)		(7,968)		$(3,523)

Net income /(loss) per share:
Basic	$0.00	$(0.04)		$0.11		$0.01	$(0.08)		$(0.04)		$(0.11)		$(0.05)
Diluted	$0.00	$(0.04)		$0.10		$0.01	$(0.08)		$(0.04)		$(0.11)		$(0.05)
(a)

Changes in the sales and marketing expense from $9,485 in the first quarter of 2014 to $15,327 in the third quarter of 2014 was due primarily to higher marketing expenses associated with promoting Kim Kardashian: Hollywood.

(b)

The income tax benefit of $10,850 in the third quarter of 2014 was due primarily to the release of a portion of the Company’s valuation allowance of $8,352 resulting from the acquisition of Cie Games in August 2014, and the release of an $810 liability of uncertain tax positions relating to 2011, and as the Company received a closure notice for an ongoing tax return inquiry in July 2014.

(c)

Interest and other income (expense), net was a loss of $978 in the fourth quarter of 2014 primarily due to foreign currency losses related to the revaluation of certain assets and liabilities driven by significant devaluation of the Russian Ruble, and other European currencies in which the Company transacts.

(d)

Includes an impairment of prepaid royalties and guarantees charge of $435 in the third quarter of 2013, primarily due to a prepaid royalty impairment charge recorded for two of the Company’s third-party publishing titles.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 69.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.   For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors.  Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors.  We disclose on our website amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors.

Item 11.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 68.

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

GLU MOBILE INC.

Date: March 13, 2015	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi, President and Chief Executive Officer

Date: March 13, 2015	By:	/s/ Eric R. Ludwig
Eric R. Ludwig, Executive Vice President, Chief Operating Officer and Chief Financial Officer

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

Signature	Title	Date

/s/ Niccolo M. de Masi	President, Chief Executive Officer	March 13, 2015
Niccolo M. de Masi	and Chairman
(Principal Executive Officer)

/s/ Eric R. Ludwig	EVP, Chief Operating Officer and Chief Financial Officer	March 13, 2015
Eric R. Ludwig	(Principal Financial Officer)

/s/ Gregory J. Cannon	Vice President of Finance and Investor Relations	March 13, 2015
Gregory J. Cannon	(Principal Accounting Officer)

/s/ Lorne Abony	Lead Independent Director	March 13, 2015
Lorne Abony

/s/ Eric R. Ball	Director	March 13, 2015
Eric R. Ball

/s/ Ann Mather	Director	March 13, 2015
Ann Mather

/s/ William J. Miller	Director	March 13, 2015
William J. Miller

/s/ Hany M. Nada	Director	March 13, 2015
Hany M. Nada

/s/ Benjamin T. Smith, IV	Director	March 13, 2015
Benjamin T. Smith, IV

Exhibit Index

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/02/11

2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/15/11

2.03	Share Purchase Agreement, dated as of August 1, 2011, by and among Glu, Blammo Games Inc. and each of the owners of the outstanding share capital of Blammo.	8-K	001-33368	2.02	08/02/11

2.04	Agreement and Plan of Merger, dated as of August 2, 2012 by and among Glu Mobile Inc., Galileo Acquisition Corp, IGN Entertainment, Inc. and GameSpy Industries, Inc.	10-Q	001-33368	2.01	11/09/12

2.05	Agreement and Plan of Merger, dated as of April 30, 2014 by and among Glu Mobile Inc., Midas Acquisition Corp., PlayFirst, Inc. and Fortis Advisors LLC	8-K	001-33368	2.01	05/02/14

2.06	Agreement and Plan of Merger and Reorganization, dated as of July 30, 2014 by and among Glu Mobile Inc., Cardinals Acquisition Merger Corporation, Cardinals Acquisition Merger LLC, Cie Digital Labs, LLC, Cie Games, Inc. and Shareholder Representative Services, LLC	8-K	001-33368	2.01	07/30/14

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc., adopted on March 7, 2014.	8-K	001-33368	99.01	03/13/14

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of October 24, 2013	8-K	001-33368	99.01	10/29/13

10.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07

10.03(A)#	2007 Equity Incentive Plan, as amended through June 6, 2013.	8-K	001-33368	99.01	06/10/13

10.03(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement and (d) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.03(C)#	For the 2007 Equity Incentive Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement	10-Q	001-33368	10.08	08/09/13

10.04#	2007 Employee Stock Purchase Plan, as amended and restated on August 1, 2011.	10-K	001-33368	10.04	03/14/12

10.05(A)#	2008 Equity Inducement Plan, as amended effective November 1, 2013.	8-K	001-33368	99.01	10/04/13

10.05(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10

10.05(C)#	For the 2008 Equity Inducement Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.	10-K	001-33368	10.05	03/14/14

10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.07#	Employment Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated December 28, 2009.	8-K	001-33368	99.02	01/04/10

10.08#	Summary of Compensation Terms of Niccolo M. de Masi.	8-K	001-33368	--	07/30/14

10.09#	Change of Control Severance Agreement, dated as of December 28, 2009, by and between Glu Mobile Inc. and Niccolo M. de Masi.	8-K	001-33368	99.03	01/04/10

10.10#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated as of December 28, 2009.	10-Q	001-33368	10.01	11/14/11

10.11#	Summary of Compensation Terms of Eric R. Ludwig.	8-K	001-33368	--	10/05/14

10.12#	Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.09	03/13/09

10.13#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of October 10, 2008.	10-Q	001-33368	10.02	11/14/11

10.14#	Offer Letter between Glu Mobile Inc. and Chris Akhavan, dated as of March 14, 2013.	10-K	001-33368	10.14	03/14/14

10.15#	Summary of Compensation Terms of Chris Akhavan.	8-K	001-33368	--	10/05/14

10.16#	Change of Control Severance Agreement between Glu Mobile Inc. and Chris Akhavan, dated as of April 22, 2013.	10-Q	001-33368	--	08/09/13

10.17#	Summary of Compensation Terms of Scott J. Leichtner.	8-K	001-33368	--	02/14/14

10.18#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Scott J. Leichtner, dated as of July 7, 2011.	10-K	001-33368	10.15	03/15/13

10.19#	Glu Mobile Inc. 2014 Executive Bonus Plan, as amended	8-K	001-33368	99.01	02/14/14

10.20#	Glu Mobile Inc. 2015 Executive Bonus Plan	8-K	001-33368	99.01	12/19/14

10.21#	Non-Employee Director Compensation Program, effective as of October 1, 2013.	10-K	001-33368	10.23	03/14/14

10.22	Sublease between Oracle America, Inc. and Glu Mobile Inc., dated as of April 16, 2013.	8-K	001-33368	99.01	04/22/13

10.23	Lease between Talon Portfolio Services, LLC and Griptonite, Inc., dated as of June 6, 2013.	10-Q	001-33368	10.07	08/09/13

10.24	Purchase Agreement, dated as of June 30, 2010, by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	99.01	07/06/10

10.25	Form of Warrant by and between Glu Mobile Inc. and certain PIPE investors.	8-K	001-33368	4.01	07/06/10

10.26	Common Stock Warrant, between Glu Mobile Inc. and MGM Interactive Inc., dated as of July 15, 2013.	S-3	333-190545	4.03	08/09/13

10.27	iOS Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.	10-K	001-33368	10.27	03/15/13

10.28	Android Market Developer Distribution Agreement between Glu Games Inc. and Google Inc., as amended to date.	10-K	001-33368	10.28	03/15/13

10.29+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q/A	001-33368	10.01	10/12/12

10.30+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari Inc.	10-Q	001-33368	10.02	08/09/12

10.31++	Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 29, 2012, as amended effective October 29, 2014 and December 18, 2014.					X

10.32+	License Agreement, dated as of November 5, 2013, by and between Glu and Kimsaprincess, Inc., as amended June 13, 2014 and September 2, 2014.	10-Q	001-33368	10.01	11/10/14

10.33	Earnout Agreement and Amendment to Share Purchase Agreement, effective as of July 2, 2014, by and amount Glu, Blammo Games Inc., each of the former shareholders of Blammo and Michael Haines.	8-K	001-33368	99.01	07/16/14

21.01	List of Subsidiaries of Glu Mobile Inc.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (see the Signature Page to this report).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a). *					X

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#Indicates a management compensatory plan or arrangement.

+Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to an order granting confidential treatment issued by the SEC under Rule 24b-2 as promulgated under the Exchange Act.

++Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.

*This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.