Form 10-Q
period 2015-03-31
GLU MOBILE INC
filed 2015-05-11
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ◻

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☒    No   ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2015: 120,333,919.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$65,683	$70,912
Accounts receivable, net	24,466	32,231
Prepaid royalties	11,894	864
Prepaid expenses and other	15,402	17,388
Total current assets	117,445	121,395
Property and equipment, net	5,859	6,116
Restricted cash	1,990	1,990
Other long-term assets	11,492	6,674
Intangible assets, net	24,963	27,524
Goodwill	87,968	87,964
Total assets	$249,717	$251,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,634	$11,685
Accrued liabilities	3,461	3,812
Accrued compensation	8,129	10,751
Accrued royalties	13,778	12,440
Deferred revenues	30,665	37,333
Total current liabilities	67,667	76,021
Other long-term liabilities	6,063	3,936
Total liabilities	73,730	79,957

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at March 31, 2015 and December 31, 2014; 107,832 and 107,174 shares issued and outstanding at March 31, 2015 and December 31, 2014	11	11
Additional paid-in capital	419,202	415,766
Accumulated other comprehensive loss	(287)	(8)
Accumulated deficit	(242,939)	(244,063)
Total stockholders’ equity	175,987	171,706
Total liabilities and stockholders’ equity	$249,717	$251,663

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$69,470	$44,580
Cost of revenues:
Platform commissions, royalties and other	26,310	13,202
Amortization of intangible assets	2,434	554
Total cost of revenues	28,744	13,756
Gross profit	40,726	30,824
Operating expenses:
Research and development	18,243	15,579
Sales and marketing	12,438	9,485
General and administrative	7,406	4,926
Amortization of intangible assets	127	127
Total operating expenses	38,214	30,117
Income from operations	2,512	707
Interest and other expense, net:
Interest income	6	6
Other expense	(290)	(136)
Interest and other expense, net	(284)	(130)
Income before income taxes	2,228	577
Income tax provision	(1,104)	(444)
Net income	$1,124	$133

Net income per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic	103,869	79,719
Diluted	107,851	85,398

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$1,124	$133
Other comprehensive income/(loss):
Foreign currency translation adjustments	(279)	84
Other comprehensive income/(loss)	(279)	84
Comprehensive income	$845	$217

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,124	$133
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	706	620
Amortization of intangible assets	2,561	681
Stock-based compensation	2,129	2,979
Change in fair value of Blammo earnout	—	304
Non-cash warrant expense	93	—
Non-cash foreign currency remeasurement loss	290	136
Impairment of prepaid royalties and guarantees	—	30
Changes in allowance for doubtful accounts	—	(24)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,592	(1,375)
Prepaid royalties	(9,587)	(180)
Prepaid expenses and other assets	1,954	(1,064)
Accounts payable and other accrued liabilities	(54)	(1,381)
Accrued compensation	(2,620)	415
Accrued royalties	(2,591)	109
Deferred revenues	(6,672)	2,450
Other long-term liabilities	(37)	(39)
Net cash (used in)/provided by operating activities	(5,112)	3,794

Cash flows from investing activities:
Purchase of property and equipment	(499)	(793)
Net cash paid for acquisitions	(351)	—
Other investing activities	(250)	—
Net cash used in investing activities	(1,100)	(793)

Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	1,601	4,660
Taxes paid related to net share settlement of equity awards	(318)	—
Excess tax benefit from stock awards	14	—
Proceeds from exercise of stock warrants and issuance of common stock	10	783
Net cash provided by financing activities	1,307	5,443

Effect of exchange rate changes on cash	(324)	14
Net increase/(decrease) in cash and cash equivalents	(5,229)	8,458
Cash and cash equivalents at beginning of period	70,912	28,496
Cash and cash equivalents at end of period	$65,683	$36,954

Supplemental disclosures of cash flow information
Common stock issued as contingent consideration earned	$—	2,071

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007.  The Company develops, publishes, and markets a portfolio of games designed to appeal to a broad cross section of the users of smartphones and tablet devices who download and make purchases within its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others (“Digital Storefronts”).  The Company creates games based on its own original brands, third-party licensed brands, including celebrity and entertainment properties, as well as its own branded games that incorporate third-party licensed brands, properties and content.

The Company has generally incurred losses from operations since inception and had an accumulated deficit of $242,939 as of March 31, 2015.  However, for the three months ended March 31, 2015 and 2014, the Company generated net income of $1,124 and $133, respectively.   The Company may incur additional losses and negative cash flows in the future.  Failure to generate sufficient revenues or reduce spending could adversely affect the Company’s ability to sustain profitability and achieve its business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2015 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2015 and 2014, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed consolidated balance sheet presented as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Apple	53.6%	50.6%
Google	27.3	23.3

At March 31, 2015, Apple Inc. (“Apple”) accounted for 55.2% and Google Inc. (“Google”) accounted for 16.6% of the Company’s total accounts receivable.  At December 31, 2014, Apple accounted for 55.0% and Google accounted for 15.2% of total accounts receivable.   No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis.  ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new standard is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its unaudited consolidated financial statements and related disclosures.

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

Note 2 — Net Income Per Share

The Company computes basic net income per share by dividing its net income for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.  Diluted net income per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans (including stock options, restricted stock units

(“RSUs”) and common stock issuable through the Company’s employee stock purchase plan), and warrants by application of the treasury stock method.

	Three Months Ended
	March 31,
	2015	2014
Net income	$1,124	$133
Shares used to compute net income per share::
Weighted average common shares outstanding	107,509	79,809
Weighted average common shares subject to restrictions	(3,640)	(90)
Weighted average shares used to compute basic net income per share	103,869	79,719
Dilutive potential common shares	3,982	5,679
Weighted average shares used to compute diluted net income per share	107,851	85,398

Basic net income per share	$0.01	$0.00
Diluted net income per share	$0.01	$0.00

The following weighted average options to purchase common stock, warrants to purchase common stock, shares of common stock subject to restrictions, and RSUs have been excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2015	2014

Warrants to purchase common stock	2,439	2,419
Unvested common shares subject to restrictions	3,451	90
Options to purchase common stock	5,767	6,827
RSUs	3,573	1,564
	15,230	10,900

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable.  The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  As of March 31, 2015 and December 31, 2014, the Company had $65,683 and $70,912, respectively, in cash and cash equivalents.  In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash.

Note 4 — Balance Sheet Components

Accounts Receivable

	March 31,	December 31,
	2015	2014
Accounts receivable	$24,763	$32,528
Less: Allowance for doubtful accounts	(297)	(297)
	$24,466	$32,231

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts.  The Company had no bad debts during the three months ended March 31, 2015 and 2014.

Prepaid expenses and other

	March 31,	December 31,
	2015	2014
Deferred platform commission fees	7,937	9,776
Deferred royalties	2,802	3,739
Deferred tax asset	921	921
Other	3,742	2,952
	$15,402	$17,388

Property and Equipment

	March 31,	December 31,
	2015	2014
Computer equipment	$6,977	$6,721
Furniture and fixtures	1,038	949
Software	8,593	8,504
Leasehold improvements	3,460	3,381
	20,068	19,555
Less: Accumulated depreciation and amortization	(14,209)	(13,439)
	$5,859	$6,116

Depreciation expense for the three months ended March 31, 2015 and 2014 was $706 and $620, respectively.

Other long-term assets

As of March 31, 2015 and December 31, 2014, respectively, other long-term assets include $10,440 and $5,870 of prepaid minimum guaranteed royalties for some of our license agreements.  These amounts are recoupable against future royalties owed on revenues generated greater than one year.

Other Long-Term Liabilities

	March 31,	December 31,
	2015	2014
Deferred rent	$945	$1,001
Uncertain tax position obligations	995	977
Accrued royalties	2,940	870
Deferred tax liability	845	842
Other	338	246
	$6,063	$3,936

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $23,500 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $42 in acquisition and transitional costs associated with the acquisition of Cie Games during the three months ended March 31, 2015, which were primarily general and administrative related.

The Company allocated the residual value of $57,247 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Cie Games acquisition is not deductible for tax purposes.

PlayFirst, Inc.

On May 14, 2014, the Company completed the acquisition of PlayFirst, Inc. (“PlayFirst”). PlayFirst, which is based in San Francisco, California, employs approximately 22 people and develops casual games for smartphones and other mobile devices. The Company acquired PlayFirst to leverage its casual game expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets.

The purchase price consideration was $11,553, representing 2,955 shares of the Company’s common stock valued at $3.91 per share. The number of shares comprising the purchase price consideration was reduced from 3,000 shares to 2,955 shares due to a working capital adjustment. In addition, the Company withheld a total of 106 shares to cover stockholders’ agent expenses and tax obligations of some PlayFirst stockholders, which resulted in the Company issuing a total of 2,849 shares valued at $11,141 and paying $412 in cash. Of the 2,849 shares issued in the acquisition, 1,500 are being held in escrow and will be retained by the Company for 24 months to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, the Company assumed approximately $3,480 of PlayFirst net liabilities. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the PlayFirst acquisition.

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

As of the valuation date, PlayFirst was in the process of developing a game, which was launched in the fourth quarter of 2014, and the Company has estimated the majority of the revenues associated with this game will be generated in the remainder of 2015.

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

Pro Forma Financial Information

The results of operations for PlayFirst and Cie Games and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s unaudited condensed consolidated financial statements since their respective dates of acquisition. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of PlayFirst and Cie Games for the periods shown as if the acquisition of PlayFirst and Cie Games had each occurred on January 1, 2014. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

Three Months Ended
March 31,
2014
Total pro forma revenues	$50,073
Pro forma net income	$263
Pro forma net income per share - basic	$0.00
Pro forma net income per share - diluted	$0.00

All of the goodwill related to the PlayFirst and Cie Games acquisitions was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011, GameSpy in 2012 and PlayFirst and Cie Games in 2014, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2015 and December 31, 2014 were as follows:

		March 31, 2015			December 31, 2014
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenues:
Titles, content and technology	2 yrs	$34,787	$(17,197)	$17,590	$34,895	$(15,314)	$19,581
Catalogs	1 yr	1,154	(1,154)	—	1,208	(1,208)	—
ProvisionX Technology	6 yrs	190	(190)	—	199	(199)	—
Carrier contract and related relationships	5 yrs	24,771	(20,421)	4,350	24,794	(20,192)	4,602
Licensed content	5 yrs	3,014	(3,014)	—	3,012	(3,012)	—
Service provider license	9 yrs	481	(390)	91	479	(375)	104
Trademarks	7 yrs	5,225	(2,367)	2,858	5,226	(2,190)	3,036
		69,622	(44,733)	24,889	69,813	(42,490)	27,323
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,231	(1,231)	—	1,289	(1,289)	—
Noncompete agreements	4 yrs	5,391	(5,317)	74	5,417	(5,216)	201
		6,622	(6,548)	74	6,706	(6,505)	201
Total intangibles assets		$76,244	$(51,281)	$24,963	$76,519	$(48,995)	$27,524

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

During the three months ended March 31, 2015 and 2014, the Company recorded amortization expense in the amounts of $2,434 and $554, respectively, in cost of revenues. During the three months ended March 31, 2015 and 2014, the Company recorded amortization expense in the amounts of $127 and $127, respectively, in operating expenses.

As of March 31, 2015, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenues	Expenses	Expense
2015 (remaining nine months)	$7,120	$74	$7,194
2016	9,199	—	9,199
2017	6,076	—	6,076
2018	1,714	—	1,714
2019 and thereafter	780	—	780
	$24,889	$74	$24,963

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions as of March 31, 2015. The Company has three reporting units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. All of the goodwill attributable to the GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

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

Goodwill by reporting unit for the periods indicated was as follows:

	March 31, 2015				December 31, 2014
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$111,434	$25,354	$24,287	$161,075	$42,946	$25,354	$24,296	$92,596
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)
	86,563	—	1,401	87,964	18,075	—	1,410	19,485
Goodwill Acquired during the year	—	—	—	—	68,488	—	—	68,488
Effects of Foreign Currency Exchange	—	—	4	4	—	—	(9)	(9)
Balance as of period ended:	86,563	—	1,405	87,968	86,563	—	1,401	87,964
Goodwill	111,434	25,354	24,291	161,079	111,434	25,354	24,287	161,075
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)
Balance as of period ended:	$86,563	$—	$1,405	$87,968	$86,563	$—	$1,401	$87,964

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur. During the three months ended March 31, 2015, there were no triggering events that required an impairment review.

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

Note 7 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the three months ended March 31, 2015 and 2014 was $1,002 and $901, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $945 and $1,001 at March 31, 2015 and December 31, 2014, respectively, and was included within other long-term liabilities.

The Company has provided deposits for lines of credit totaling $1,990 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2015.

At March 31, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2015 (remaining nine months)	$3,237
2016	3,543
2017	2,651
2018	1,327
2019	979
2020 and thereafter	754
$12,491

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various celebrities, Hollywood studios and other owners of brands, properties and intellectual property to develop and publish games for mobile devices.  Pursuant to some of these agreements, the Company is required to make minimum guaranteed royalty payments regardless of actual game sales.  These minimum guaranteed royalty payments are generally recoupable against future royalty obligations that would otherwise become payable, are capitalized and amortized over the lesser of (1) the estimated life of the title incorporating licensed content or (2) the term of the license agreement.

At March 31, 2015, future minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Period Ending December 31,	Commitments
2015 (remaining nine months)	$5,352
2016	2,020
2017	100
$7,472

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games.  The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones.  Future developer commitments as of March 31, 2015 were $530, which are due over the next twelve months.  These developer commitments reflect the

Company’s minimum cash obligations but do not necessarily represent the periods in which they will be expensed.  The Company expenses developer commitments as services are provided.

Income Taxes

As of March 31, 2015, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” and “accounts payable” on the Company’s unaudited condensed consolidated balance sheets.  As of March 31, 2015, the settlement of $995 of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2015 or December 31, 2014.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors.  Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations.  The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited.  To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types.  As a result, the Company believes the estimated fair value of these indemnity provisions is minimal.  Accordingly, the Company had recorded no liabilities for these provisions as of March 31, 2015 or December 31, 2014.

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

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company is infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  On October 10, 2014, the Company filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted.  On October 27, 2014, IHL filed an opposition to the Company’s motion to dismiss the complaint with prejudice.  The Company filed its reply to IHL’s opposition on November 6, 2014.   The motion remains pending.  In the meanwhile, the Court has entered a scheduling order for the case.  Trial, if necessary, is currently set to begin December 5, 2016.  However, the parties have stipulated to a stay of the action until the motion to dismiss is decided, and the Court has accordingly entered an order staying the case.

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

On May 14, 2014, as consideration for its acquisition of PlayFirst, the Company issued an aggregate of 2,849 shares of its common stock to PlayFirst’s former shareholders, which is net of shares withheld to cover a net working capital adjustment, stockholders’ agent expenses and tax obligations of former PlayFirst shareholders.  Of the 2,849 shares issued in the acquisition, 1,500 are being held in escrow and will be retained by the Company for 24 months to satisfy potential indemnification claims under the PlayFirst merger agreement.  During the third quarter of 2014, approximately 24 shares that were being held back pursuant to the PlayFirst merger agreement were cancelled to satisfy a net working capital adjustment.

Shares Issued in Connection with the Blammo Earnout

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (“the Sellers”). Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock plus up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieved specified Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015.

As of June 30, 2014, the vesting conditions for the last two tranches of earnout shares for the fiscal years ended March 31, 2014 and 2015 were attained, and the Company issued 435 and 750 shares in May 2014 and July 2014, respectively, to the former Blammo shareholders. Since the contingency related to the number of shares to be earned in connection with the target for the fiscal year ended March 31, 2015 was resolved as of June 30, 2014, and the number of shares became fixed, the fair value of these shares has been presented in additional paid-in capital on the Company’s unaudited condensed consolidated balance sheet since June 30, 2014.

Three of the five Sellers were also employees of Blammo. The fair value of the contingent consideration issued to the three Sellers who were also employees of Blammo was not considered part of the purchase price, since vesting was contingent upon these employees’ continued service during the earn-out periods. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who were not employees of Blammo was recorded as part of the purchase accounting and was fair valued at each subsequent reporting period. During the three months ended March 31, 2015, the Company recorded no fair value adjustments for the non-employee contingent consideration, as the contingency related to the number of shares earned was resolved during second quarter of 2014. During the three months ended March 31, 2014, the Company recorded a fair value expense adjustment of $304. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

The Company used a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for the above periods. The fair value of the contingent consideration was determined using a digital option, which captures the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year. Key assumptions for the three months ended March 31, 2014 included a discount rate of 35.0%, volatility of 42.0%, a risk-free interest rate of 0.13% and probability-adjusted revenue levels.

Public Offerings

In June 2014, the Company sold in an underwritten public offering an aggregate of 9,861 shares of its common stock at a public offering price of $3.50 per share for net cash proceeds of approximately $32,058 after underwriting discounts and other offering expenses.

Warrants to Purchase Common Stock

In September 2014, the Company and Kimsaprincess, Inc. (“KAP”), entered into a second amendment to their existing License Agreement (the “KAP License Agreement”). In connection with entry into the second amendment of the KAP License Agreement, the Company issued to KAP and two other entities associated with KAP’s president, Kim Kardashian West, a total of three warrants exercisable for up to an aggregate of 500 shares of the Company’s common stock (collectively, the “Kardashian Warrants”). Each of the Kardashian Warrants has an initial exercise price of $4.99 per share, subject to adjustments for dividends, reorganizations and other common stock events. Each of the Kardashian Warrants expires on September 2, 2020. Each of the Kardashian Warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the KAP License Agreement, subject to full acceleration or cessation of vesting under specified circumstances, as stipulated in the amended KAP License Agreement. Each of the Kardashian Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. During the first quarter of 2015, 25 of the warrants vested and the Company recorded a corresponding warrant compensation charge of $93 classified to cost of sales. Key assumptions used in the Black Scholes valuation model for the three months ended March 31, 2015 included an expected term of 6.0 years volatility of 61.1%, risk-free interest rate of 1.99% and a dividend yield of 0%.

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that gives MGM the right to purchase up to 3,333 shares of the Company’s common stock at an exercise price of $3.00 per share (the “MGM Warrant”), subject to adjustments for dividends, reorganizations and other common stock events. Of the 3,333 shares of the Company’s common stock underlying the MGM Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares will vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. The MGM Warrant expires on July 15, 2018.

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

During the three months ended March 31, 2015 and 2014, respectively, investors exercised warrants to purchase 7 and 522 shares of the Company’s common stock, respectively, and the Company received gross proceeds of $10 and $783, respectively, in connection with these exercises. These exercised warrants related to warrants issued by the Company in August 2010 in connection with a private placement transaction.

Warrants outstanding as of March 31, 2015 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Date of Issuance	(Years)	Share	Warrant
August 2010 - Warrants issued in private offering	5	$1.50	444
July 2013 - Warrant issued to MGM	5	3.00	2,667
September 2014 - Warrant issued to KAP	6	4.99	500
			3,611

Note 9 — Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, and other stock-based awards to employees, non-employee directors and consultants. In April 2013, the Company’s Board of Directors approved, and in June 2013, the Company’s stockholders approved, the amended and restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”). The Amended 2007 Plan includes an increase of 7,200 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock, RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.39 shares. When a stock-based award that is not a full value award is cancelled, the underlying shares are returned to the pool of shares available for grant at a ratio of 1.39 shares for each share cancelled. As of March 31, 2015, 1,472 shares were available for future grants under the Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of March 31, 2015, 1,112 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but effective November 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. As of March 31, 2015, 270 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the three months ended March 31, 2015 is as follows:

Shares
Available
Balances at December 31, 2014	1,380
Share-based awards granted (1)	(229)
Share-based awards canceled (2)	591
Balances at March 31, 2015	1,742

(1)	Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 reduce the number of shares available for grant by 1.39 shares for each share subject to an RSU award.
(2)	RSUs granted after June 6, 2013 that are forfeited and returned to the pool of shares available for grant increase the pool by 1.39 shares for each share subject to an RSU that is forfeited.

RSU Activity

A summary of the Company’s RSU activity for the three months ended March 31, 2015, is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2014	4,919	$3.87
Granted	150	4.45
Vested	(201)	3.41
Forfeited	(263)	4.35
Awarded and unvested, March 31, 2015	4,605	$3.88
Restricted stock units expected to vest, March 31, 2015	3,891

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2014	7,370	3.32
Options granted	54	4.38
Options canceled	(163)	4.10
Options exercised	(341)	2.62
Balances at March 31, 2015	6,920	$3.35	3.40	$12,308

Options vested and expected to vest at March 31, 2015	6,629	$3.34	3.34	$11,872
Options exercisable at March 31, 2015	4,445	$3.28	2.83	$8,473

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of

$5.01 per share as of March 31, 2015 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $895 and $4,115 for the three months ended March 31, 2015 and 2014, respectively. The Company realized no significant income tax benefit from stock option exercises during the three months ended March 31, 2015 or 2014. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

	Three Months Ended
	March 31,
	2015	2014
Dividend yield	—%	—%
Risk-free interest rate	1.25%	1.20%
Expected term (years)	4.00	4.00
Expected volatility	56.3%	49.6%

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $4.38 and $1.94 per share, respectively.

The Company calculated employee stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During 2014, the Company granted to its Chief Executive Officer two RSU awards for a total of 575 shares of the Company’s common stock with both time-based and stock-price-based vesting components (the “Market-Based RSUs”). The Company estimated the fair values and derived service periods of the Market-Based RSUs on the date of grant using a Monte Carlo valuation model. The total fair value of both Market-Based RSUs was initially estimated at $1,311 and was to be recognized in tranches over the longer of the derived service period or time-based vesting period on a graded vesting basis. Key assumptions for the year ended December 31, 2014 included an expected volatility of 48.5%, risk-free rate of 1.35%, dividend yield of 0.00%, and grant price of $4.05 based on closing price of the Company’s common stock on The NASDAQ Global Market on April 24, 2014. On July 24, 2014, the Compensation Committee of the Company’s Board of Directors approved a modification to the Market-Based RSUs to remove stock-price-based vesting conditions. Accordingly, the Market-Based RSUs will only be subject to time-based vesting from July 24, 2014 onwards. As a result of the modification to the market-based vesting condition, the original unamortized stock-based compensation expense and an incremental unamortized expense of $2,714 will be recognized over the remaining service period.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2015	2014
Research and development	$760	$2,317
Sales and marketing	218	101
General and administrative	1,151	561
Total stock-based compensation expense	$2,129	$2,979

The above table includes compensation expense attributable to the consideration during the three months ended March 31, 2014 that was issuable to the Blammo employees who were former shareholders of Blammo, which was recorded as research and development expensed over the term of the earn-out periods, since these employees were primarily employed in product development. The Company re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target that was likely to be achieved through June 30, 2014. Since the contingency related to the number of shares to be earned in connection with all earnout years was resolved as of June 30, 2014, the full fair value of the shares has been presented in additional paid in capital. See Note 8 for further details. During the three months ended March 31, 2015 and 2014, the Company recorded zero and $1,666 of stock-based compensation expense, respectively, related to this contingent consideration.

As of March 31, 2015, the Company had $14,696 of total unrecognized compensation expense related to RSUs, net of estimated forfeitures. As of March 31, 2015, the Company had $3,784 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 2.78 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 2.23 years.

Note 10 — Income Taxes

The Company recorded an income tax expense of $1,104 and $444 for the three months ended March 31, 2015 and 2014, respectively.  The change in income tax provision due to changes in pre-tax income in the United States and certain foreign entities.  The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. As of March 31, 2015 and December 31, 2014, the total amount of unrecognized tax benefits was $6,788 and $6,794, respectively. As of March 31, 2015 and December 31, 2014, approximately $758 and $764, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of March 31, 2015, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $98 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded an expense of $20 and $18 related to interest on uncertain tax positions during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had a liability of $349 and $329, respectively, related to interest and penalties for uncertain tax positions.

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

	Three Months Ended
	March 31,
	2015	2014
United States of America	$44,340	$23,386
China	3,347	3,855
Americas, excluding the USA	3,866	1,967
EMEA	11,732	8,779
APAC, excluding China	6,185	6,593
	$69,470	$44,580

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2015	2014
Americas	$5,202	$5,406
EMEA	593	632
APAC	64	78
	$5,859	$6,116

Note 12 — Subsequent Event

On April 29, 2015, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, Tencent Holdings Limited (“Tencent”) and Tencent’s controlled affiliate, Red River Investment Limited (“Red River”).  Pursuant to the Purchase Agreement, the Company agreed to issue to Red River in a private placement an aggregate of 21,000 shares of the Company’s common stock (the “Shares”) at a purchase price of $6.00 per share, for aggregate proceeds of $126,000 (the “Offering”).  The Company issued 12,500 Shares to Red River on April 29, 2015 (the “Initial Closing”) and will issue the remaining 8,500 Shares at a second closing (the “Second Closing”) following the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the Offering.  In connection with the Offering, the Company also agreed to appoint Tencent’s Senior Vice President, Xiaoyi (“Steven”) Ma, as a new member of the Company’s board of directors, effective April 30, 2015.  In addition, the Company  has entered into a registration rights agreement with Tencent and Red River pursuant to which the Company agreed to file up to two registration statements with the SEC within 45 days of a request made by Red River at any time following the six-month anniversary of the Initial Closing and to use all reasonable efforts to have such registration statement declared effective by the SEC within 120 days after such request.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report and (2) the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015. The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three   months ended March 31, 2015, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for the three months ended March 31, 2015 were $69.5 million, a 55.8% increase compared to the three months ended March 31, 2014, in which we reported revenues of $44.6 million.  The increase was largely attributable to sales generated from Kim Kardashian: Hollywood, our most successful title to date, which we globally launched in June 2014, along with revenues from Racing Rivals, a title we acquired through our acquisition of Cie Games, Inc. (“Cie Games”) in August 2014,  Deer Hunter 2014, a title we launched in September 2013 and Contract Killer: Sniper, a title we launched in November 2014.

We have concentrated our product development efforts towards developing games for smartphones, tablets and other next-generation platforms.  We generate the majority of our revenues from Apple’s iOS platform, which accounted for 60.9% and 61.0% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.  We generated the majority of these iOS-related revenues through the Apple App Store, which represented 53.6% and 50.6% of our total revenues for the three months ended March 31, 2015 and 2014, respectively, with the significant majority of such revenues derived from in-app purchases.  We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games.  In addition, we generated approximately 37.0% and 36.0% of our total revenues for the three months ended March 31, 2015 and 2014, respectively, from the Android platform.  We generated the majority of our Android-related revenues through the Google Play Store, which represented 27.3% and 23.3% of our total revenues for the three months ended March 31, 2015 and 2014, respectively, with the significant majority of such revenues derived from in-app purchases.  We generated the balance of our Android-related revenues from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

To increase our revenues, we must continue to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones, tablets and other next-generation platforms.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenues for us.  Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games, which was our previous feature phone business model.   We have also been successful in driving awareness of our games by licensing and incorporating celebrities, Hollywood movies and other well-known third-party brands, properties and content in our games.   In addition, we believe that our games consistently have high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically resulted in highly positive consumer reviews, allowed us to partner with premier talent and some of the most well-known brands and properties in the world and enhanced our reputation for publishing compelling free-to-play games.  We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they are commercially released.

However, for us to continue to execute on our strategy, we must continue to improve monetization and retention of our players and drive installs and awareness of our games.  Improving monetization and retention requires that we build strong core gameplay and continually create new content within our games and add social and community features that resonate with each game’s core audience.  Our games-as-a-service (“GaaS”) capabilities allow us to deliver a number of additional features in our games, such socio-competitive features like tournaments, player-versus-player and live events and more frequent content updates, which we believe will contribute to better monetization and retention in those games.  In addition to adding social features, we plan to drive awareness and develop fan bases for our games through building and nurturing social media communities around each our core game franchises, both in-game and holistically via community features such as dedicated social channels.  We have also made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises.  We aim to connect our analytics and monetization infrastructure to every element of our business, from marketing to merchandising.

We also plan to continue to drive installs and awareness of our games through partnering with A-List celebrities, Hollywood studios, athletes, sports organizations and other well-known brands and properties.  Following the success of our Kim Kardashian: Hollywood game, we began building the premier Hollywood and other celebrity gaming company.  As part of these efforts, we are working to partner with celebrities that have the greatest numbers of social media followers in the world.  In 2015, we plan to release games featuring singer and songwriter Katy Perry and social celebrities Kylie and Kendall Jenner.  In 2016, we plan to release a game based on the iconic Britney Spears.  Also in 2015, we plan to release games based on the James Bond and Terminator film franchises.  In connection with these partnerships and other licensing deals we have signed or expect to sign during 2015, we expect our minimum guaranteed royalty payments to rise in 2015 as compared to prior years.  In furtherance of our Hollywood and celebrity gaming strategy, we are seeking to build games that utilize transmedia storytelling, such as with our Kim Kardashian: Hollywood title.  We leverage Ms. Kardashian West’s significant social media presence and celebrity following to drive installs and awareness of the game, and we build content for the game that incorporates events occurring in Ms. Kardashian West’s public life.  This game content becomes entwined with Ms. Kardashian West’s persona, becoming a part of her social media presence, part of the storyline for her television series and otherwise creating additional buzz around her celebrity status.  Finally, the game develops a social media presence of its own, which helps drive user acquisition and retention.

We believe that we now occupy leadership positions in six gaming genres: shooter, action-RPG, narrative-RPG, time management, racing and sports.   We have recently grown and broadened our revenue base and diversified our mobile gaming franchises through the acquisitions of PlayFirst, Inc., or PlayFirst, in May 2014 and Cie Games in August 2014.  The acquisition of PlayFirst has enabled us to expand our portfolio of casual games into the time management genre; we launched our first title based on the acquired PlayFirst intellectual property, Diner Dash, in October 2014, and expect to launch our first Cooking Dash title in the second half of 2015.  Cie Games is a leading publisher of racing games on the Apple App Store and Google Play, particularly with respect to its successful Racing Rivals game, and we expect to release Car Town Rivals in the second half of 2015.  For more information regarding the PlayFirst and Cie Games acquisitions, see “—Significant Transactions” below.  We expect to continue to explore, and potentially consummate, acquisitions of companies or technologies that we believe can further our strategic objectives.

In addition, our revenues will continue to depend significantly on growth in the mobile games market, and our ability to successfully compete against a continually increasing number of developers of games and other mobile applications, many of whom are larger than us or have other competitive advantages, and the overall strength of the economy, particularly in the United States.  Our revenues also depend on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business.  For example, Apple has during the last several years made changes to its app store developer agreement relating to privacy and our ability to include some types of third-party advertising in our games.  In addition, in the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015, all new applications that are submitted to the Apple App Store must include 64-bit support, and beginning on June 1, 2015 all updates to existing applications must include 64-bit support.  Some of these changes have in the past, and may in the future, negatively impact our revenues and operating results.

Our net income in the three months ended March 31, 2015 was $1.1 million versus net income of $133,000 in the three months ended March 31, 2014.  This increase in our net income was primarily due to an increase in revenues of $24.9 million.  These favorable factors were partially offset by an increase in cost of revenues of $15.0 million, an increase in operating expenses of $8.1 million, and an increase in income tax expense of $660,000.  See “—Results of Operations—Comparison of the Three Months Ended March 31, 2015 and 2014” below for further details.  Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Brazilian Real and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2014 and the first three months of 2015.

Our ability to sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses.  The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We expect our personnel costs to increase in 2015 over 2014, primarily due to our plans to staff additional studio teams in North America and through a full year with the increased personnel from our recent acquisitions of PlayFirst and Cie Games, which closed in May and August 2014, respectively.  We also plan to increase our spending on sales and marketing initiatives in 2015 compared to 2014 in connection with the launch and promotion of our games.

Cash and cash equivalents at March 31, 2015 totaled $65.7 million, a decrease of $5.2 million from the $70.9 million balance at December 31, 2014.  This decrease was primarily due to $5.1 million of cash used in operations, which was primarily related to a $9.6 million increase in minimum guaranteed royalty payments made to secure licenses to well-known third party content for our games and $1.1 million of cash used in investing activities.  These outflows were partially offset by $1.3 million of aggregate proceeds from warrant exercises, option exercises and purchases under our employee stock purchase program that occurred during the three months ended March, 31, 2015.  Our cash and cash equivalents at March 31, 2015 does not take into account the agreement we entered into with Tencent Holdings Limited

(“Tencent”) and Tencent’s controlled affiliate, Red River Investment Limited (“Red River”) on April 29, 2015, pursuant to which Red River agreed to purchase 21,000,000 shares of our common stock for an aggregate purchase price of $126.0 million.  We issued 12,500,000 of these shares on April 29, 2015 and received $75.0 million in gross proceeds and will issue the remaining 8,500,000 shares for $51.0 million in gross proceeds at a second closing following the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to this transaction. We expect aggregate net proceeds, following the second closing, to be approximately $125.0 million.  We plan to continue to be aggressive in securing partnerships with celebrities, Hollywood studios and other well-known brands and properties, which will require us to use some of our cash for minimum guaranteed royalty payments and to otherwise support the costs associated with building new games in connection with those partnerships, as well as for potential acquisitions and strategic investments.

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

We calculate DAU, MAU and ARPDAU for only our primary distribution platforms, such as Apple’s App Store, the Google Play Store, Amazon’s Appstore and the Mac App Store; we are not able to calculate these metrics across all of our distribution channels. In addition, the platforms that we include for purposes of this calculation have changed over time, and we expect that they will continue to change as our business evolves, but we do not expect that we will adjust prior metrics to take any such additions or deletions of distribution platforms into account. We believe that calculating these metrics for only our primary distribution platforms at a given period is generally representative of the metrics for all of our distribution platforms. Moreover, we rely on the data analytics software that we incorporate into our games to calculate and report the DAU, MAU and ARPDAU of our games, and we make certain adjustments to the analytics data to address inconsistencies between the information as reported and our DAU and MAU calculation methodology. Beginning in the first quarter of 2014, we estimate the DAU and MAU for some older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 8), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended March 31, 2015 is aggregate daily DAU for the month of March 2015 calculated for all active smartphone titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended March 31,
	2015	2014
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	5,986	7,028
Aggregate MAU	54,605	64,472
Aggregate ARPDAU	$0.13	$0.07

The decrease in aggregate DAU and MAU for the three months ended March 31, 2015 as compared to the same period of the prior year was primarily the result of no significant new titles launched during the first three months of 2015, while the first three months of 2014 included increased downloads related to the launch of Deer Hunter 2014 and Eternity Warriors 3, which were launched towards the end of 2013.  Our aggregate ARPDAU increased in the three months ended March 31, 2015 as compared to the same period of the prior year, due to higher revenues per paying user, primarily attributable to the APRDAUs of Kim Kardashian: Hollywood and Racing Rivals.  Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

Significant Transactions

Tencent Investment

On April 29, 2015, we entered into a Purchase Agreement with Tencent and Red River pursuant to which we agreed to issue to Red River an aggregate of 21,000,000 shares of our common stock at a purchase price of $6.00 per share, for aggregate proceeds of $126.0 million.  We issued 12,500,000 of these shares to Red River on April 29, 2015 (the “Initial Closing”) and will issue the remaining 8,500,000 shares at a second closing following the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to this transaction.  In connection with this transaction, we also agreed to appoint Tencent’s Senior Vice President, Xiaoyi (“Steven”) Ma, as a new member of our board of directors, effective April 30, 2015.  In addition, we entered into a registration rights agreement with Tencent and Red River pursuant to which we agreed to file up to two registration statements with the SEC within 45 days of a request made by Red River at any time following the six-month anniversary of the Initial Closing and to use all reasonable efforts to have such registration statement declared effective by the SEC within 120 days after such request.

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

Acquisition of PlayFirst

In May 2014, we completed the acquisition of PlayFirst, a developer of casual games for smartphones and tablets based in San Francisco, California. We acquired PlayFirst to leverage its casual game expertise, assembled workforce and existing mobile games in order to expand our game offerings on smartphones and tablets.

The purchase price consideration was $11.6 million, representing 2,954,659 shares of our common stock valued at $3.91 per share as of the closing date of the acquisition. The number of shares comprising the purchase price consideration was reduced from 3,000,000 shares to 2,954,659 shares due to a working capital adjustment. In addition, we withheld approximately 106,000 shares to cover stockholders’ agent expenses and tax obligations of some PlayFirst stockholders, which resulted in us issuing a total of 2,849,276 shares in the acquisition valued at $11.1 million and paying $412,000 of cash. Of the 2,849,276 shares issued in the acquisition, 1,500,000 shares are being held back and will be retained by us for 24 months from the closing date to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, we assumed approximately $3.5 million of PlayFirst net liabilities. During the third quarter of 2014, we and the stockholders’ agent under the merger agreement agreed that we were entitled to retain approximately 24,000 shares from the holdback due to a working capital adjustment, and an adjustment of $93,000 was made to goodwill representing the fair value of the shares on the date of acquisition. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the acquisition. Our first title created by PlayFirst, Diner Dash, was released in the fourth quarter of 2014.

Public Offerings

In June 2014, we sold in an underwritten public offering an aggregate of 9,861,250 shares of our common stock at a public offering price of $3.50 per share for net cash proceeds of approximately $32.1 million after underwriting discounts and other offering expenses.

KAP Warrants

In September 2014, we and Kimsaprincess, Inc., or KAP, entered into a second amendment to our existing License Agreement.  In connection with entry into this second amendment, we issued to KAP and two other entities associated with KAP’s president, Kim Kardashian West, a total of three warrants exercisable for up to an aggregate of 500,000 shares of our common stock.  Each of the warrants has an initial exercise price of $4.99 per share, subject to adjustments for dividends, reorganizations and other common stock events.  Each of the warrants expires on September 2, 2020.  Each of the warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the license agreement between us and KAP, subject to full acceleration or cessation of vesting under some circumstances, as specified in the license agreement. Each of the warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis.

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

Critical Accounting Policies and Estimates

There were no significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2015 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.

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

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended
	March 31,
	2015	2014
Revenue by Type	(In thousands)
Micro-Transactions	$59,308	$36,136
Advertisements	2,570	1,966
Offers	6,782	5,175
Other	810	1,303
Total Revenues	$69,470	$44,580

Our revenues increased $24.9 million, or 55.8%, from $44.6 million for the three months ended March 31, 2014 to $69.5 million for the three months ended March 31, 2015, which was primarily related to a $23.2 million increase in our revenues from micro-transactions (in-app purchases) and a $2.2 million increase in our revenues from advertisements and offers.  These increases were largely driven by the continued success of our Kim Kardashian: Hollywood and Racing Rivals titles during the first quarter of 2015,  each of which did not contribute revenue during the first quarter of 2014, as well as the continued success of our Contract Killer: Sniper title that we launched in the fourth quarter of 2014.    These increases were partially offset by a $493,000 decrease in premium and feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphones, tablets and other next-generation platforms.  We generate revenues from micro-transactions, advertisements and, offers, and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue.  For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements.  We rely on a very small portion of our total users for nearly all of our revenues derived from in-app purchases.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  Our revenues do not include approximately $30.7 million of revenues as of March 31, 2015 relating primarily to micro-transactions and offers that have been deferred over the weighted average useful lives of paying users.

International revenues (defined as revenues generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United Sates) increased by $3.9 million, from $21.2 million in the three months ended March 31, 2014 to $25.1 million in the three months ended March 31, 2015.  This was primarily related to a $3.0 million increase in our EMEA revenues.  The increase in our international revenues was supplemented by an increase of $21.0 million in our United States revenues.

Cost of Revenues

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cost of revenues:
Platform commissions, royalties and other	$26,310	$13,202
Amortization of intangible assets	2,434	554
Total cost of revenues	$28,744	$13,756
Revenues	$69,470	$44,580
Gross margin	58.6%	69.1%

Our cost of revenues increased $15.0 million, or 109.0%, from $13.8 million in the three months ended March 31, 2014 to $28.7 million in the three months ended March 31, 2015. This increase was primarily due to a $6.9 million increase in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, a $6.4 million increase in royalties associated with an increase in royalty-burdened revenues, and a $1.9 million increase in amortization of intangible assets primarily associated with intangible assets purchased in our PlayFirst and Cie Games acquisitions. Revenues attributable to games based upon original intellectual property decreased as a percentage of revenues from 93.9% in the three months ended March 31, 2014 to 41.5% in the three months ended March 31, 2015, primarily due to an increase in sales of games based on, or that significantly incorporate third-party licensed content, in particular our Kim Kardashian: Hollywood game. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 26.8% in the three months ended March 31, 2014 to 17.5% in the three months ended March 31, 2015, due to lower royalty rates for distribution of some games based on or significantly incorporating third-party licensed content.   Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 1.7% in the three months ended March 31, 2014 to 10.2% in the three months ended March 31, 2015. We expect our cost of revenues to continue to rise in 2015 as royalty payments increase and headcount and other expenses continue to rise.

Research and Development Expenses

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Research and development expenses	$18,243	$15,579
Percentage of revenues	26.3%	34.9%

Our research and development expenses increased $2.7 million, or 17.1%, from $15.6 million in the three months ended March 31, 2014 to $18.2 million in the three months ended March 31, 2015. The increase in research and development costs was primarily due to a $3.4 million increase in salaries and benefits and variable compensation, as our research and development headcount increased from 432 employees at March 31, 2014 to 561 employees at March 31, 2015, resulting primarily from headcount added through our PlayFirst and Cie Games acquisitions in the second and third quarters of 2014, respectively.   The increase in research and development costs was also driven by a $410,000 increase in outside services due to higher external developer costs,  and a $138,000 increase in capitalized software amortization primarily associated with our game development design tools.  These increases in research and development expenses were partially offset by a $1.6 million decrease in stock-based compensation, as stock-based compensation expense attributable to the contingent consideration that was issuable to the employees who were former shareholders of Blammo became fully vested during the third quarter of 2014.  As such, stock-based compensation during the three months ended March 31, 2015 did not include additional such expense for consideration payable to the former Blammo shareholders.  As a percentage of revenues, research and development expenses decreased from 34.9% in the three months ended March 31, 2014 to 26.3% in the three months ended March 31, 2015.  Research and development expenses included $760,000 of stock-based compensation expense in the three months ended March 31, 2015 and $2.3 million in the three months ended March 31, 2014.  We anticipate that our research and development expenses will increase in absolute dollars during 2015 due primarily to the increase in headcount added through our PlayFirst and Cie Games acquisitions and our plans to staff additional studio teams in North America and develop games with greater complexity, higher production values and additional social features.

Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Sales and marketing expenses	$12,438	$9,485
Percentage of revenues	17.9%	21.3%

Our sales and marketing expenses increased approximately $3.0 million, or 31.1%, from $9.5 million in the three months ended March 31, 2014 to $12.4 million in the three months ended March 31, 2015.  The increase was primarily due to a $2.4 million increase in marketing promotions associated with our free-to-play games and an increase of $411,000 in salaries, benefits and variable compensation, as our sales and marketing headcount increased from 48 at March 31, 2014 to 57 at March 31, 2015.  As a percentage of revenues, sales and marketing expenses decreased from 21.3% in the three months ended March 31, 2014 to 17.9% in the three months ended March 31, 2015.  Sales and marketing expenses included $218,000 of stock-based compensation expense in the three months ended March 31, 2015 and $101,000 in the three months ended March 31, 2014.    We expect our sales and marketing expenditures to continue to increase in 2015 in absolute dollars in connection with the sales and marketing initiatives we intend to undertake related to our existing games and the new free-to-play games that we expect to release during 2015.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
General and administrative expenses	$7,406	$4,926
Percentage of revenues	10.7%	11.0%

Our general and administrative expenses increased $2.5 million, or 50.3%, from $4.9 million in the three months ended March 31, 2014 to $7.4 million in the three months ended March 31, 2015. The increase in general and administrative expenses was primarily due to a $1.4 million increase in salaries, benefits and variable compensation resulting from higher attainment of employee and executive bonuses in the first quarter of 2015 and an increase in the annual base salaries for our executives and employees,  a $585,000 increase in professional services due to higher legal fees associated with litigation costs and higher audit-related fees, and a $590,000 increase in stock-based compensation due to stock-based awards issued to in 2014 and in the first quarter of 2015. Our general and administrative headcount increased from 67 employees at March 31, 2014 to 77 employees at March 31, 2015. As a percentage of revenues, general and administrative expenses decreased from 11.0% in the three months ended March 31, 2014 to 10.7% in the three months ended March 31, 2015. General and administrative expenses included $1.2 million of stock-based compensation expense in the three months ended March 31, 2015 and $561,000 in the three months ended March 31, 2014.    We expect our general and administrative expenditures to continue to increase in terms of absolute dollars in 2015 as we expand to support a greater number of development teams and product launches.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, increased from a net expense of $130,000 in the three months ended March 31, 2014 to $284,000 in the three months ended March 31, 2015. This increase was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit/(Expense)

Our income tax expense increased from $444,000 in the three months ended March 31, 2014 to $1.1 million in the three months ended March 31, 2015.  The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At March 31, 2015, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $98,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Consolidated Statement of Cash Flows Data:
Depreciation and amortization	$3,267	$1,301
Cash flows (used in)/provided by operating activities	(5,112)	3,794
Cash flows used in investing activities	(1,100)	(793)
Cash flows provided by financing activities	1,307	5,443

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities, although we did realize cash flows provided by operating activities of $30.6 million for the year ended December 31, 2014.  As of March 31, 2015, we had an accumulated deficit of $242.9 million.

Operating Activities

In the three months ended March 31, 2015, net cash used in operating activities was $5.1 million, which was primarily due to a $9.6 million increase in prepaid royalties, a $6.7 million decrease in deferred revenues, a $2.6 million decrease in accrued compensation, and a $2.6 million decrease in accrued royalties.  These amounts were partially offset by a $7.6 million decrease in accounts receivable, a $2.0 million decrease in prepaid expenses and other current assets, and adjustments for non-cash items, including amortization of intangible assets of $2.6 million, stock-based compensation expense of $2.1 million, depreciation expense of $706,000, and a non-cash foreign currency translation loss of $290,000.

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

Investing Activities

In the three months ended March 31, 2015, we used $1.1 million of cash for investing activities primarily related to property and equipment purchases of $499,000, acquisition consideration paid to former Cie Games stockholders of $351,000, and other investments of $250,000.

In the three months ended March 31, 2014, we used $793,000 of cash for investing activities primarily related to the renovation of our new San Francisco headquarters and our Washington development studio.

Financing Activities

In the three months ended March 31, 2015, net cash provided by financing activities was $1.3 million due to option and warrant exercises and purchases under our employee stock purchase plan.  These cash inflows were partially offset by taxes paid related to net share settlement of RSUs vested during the first quarter of 2015.

In the three months ended March 31, 2014, net cash provided by financing activities was $5.4 million due to proceeds received from option and warrant exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $65.7 million as of March 31, 2015.  Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $7.2 million as of March 31, 2015, most of which were held by our United Kingdom, China, and Russia subsidiaries.  Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.  We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

As discussed in “Significant Transactions” above, on April 29, 2015, we received aggregate gross proceeds of $75.0 million in connection with the First Closing, and we expect to raise additional aggregate gross proceeds of $51.0 million in the second quarter of 2015.  We expect expenses associated with this transaction to be approximately $1.0 million.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations.  We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenues that are lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect our use of cash to fund minimum guaranteed royalty payments to rise during 2015 as we increase the number of games we develop incorporating third party licensed property, including signing Hollywood and other celebrity license partners with significant minimum guaranteed royalty requirements.  If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments, which would negatively impact our operating results.  In addition, we expect our use of cash to pay salaries and other costs related to headcount will rise during 2015 as we plan to staff additional studio teams in North America.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of March 31, 2015:

	Payments Due by Period
	Total	2015 (remaining nine months)	2016-2018	2019-2020	Thereafter
	(In thousands)
Operating lease obligations	$12,491	$3,237	$7,521	$1,733	$—
Guaranteed royalties(1)	7,472	5,352	2,120	—	—
Developer commitments(2)	530	530	—	—	—
Uncertain tax position obligations, including interest and penalties(3)	1,107	112	995	—	—
Total contractual obligations	$21,600	$9,231	$10,636	$1,733	$0

(1)

We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games for mobile devices.  Pursuant to some of these agreements, we are required to pay minimum guaranteed royalties or license fees as up-front payments or over the term of the agreement regardless of actual game sales.  Future minimum guaranteed royalty payments as of March 31, 2015 were $7.5 million, which are due over the next one to three years.

(2)

From time to time we enter into contracts with various external software developers to design and develop games. We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. Future developer commitments as of March 31, 2015 were $530,000, which are due over the remaining nine months of 2015.

(3)

As of March 31, 2015, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” and “accounts payable” on our unaudited condensed consolidated balance sheets. As of March 31, 2015, the settlement of $995,000 of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.   Our market risk profile has not changed significantly during the three  months ended March 31, 3015.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio.  As of March 31, 2015, we had no short-term investments and substantially all $65.7 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest.  Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of March 31, 2015 and December 31, 2014, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, Hong Kong, India, Russia, Japan, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At March 31, 2015, Apple accounted for 55.2%, and Google accounted for 16.6% of total accounts receivable.  At December 31, 2014, Apple accounted for 55.0%, and Google accounted for 15.2% of total accounts receivable.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 20 different currencies, and in 2014 and the first three months of 2015, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we were infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  On October 10, 2014, we filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted.  On October 27, 2014, IHL filed an opposition to our motion to dismiss the complaint with prejudice.  We filed our reply to IHL’s opposition on November 6, 2014.  The motion remains pending.  In the meanwhile, the Court has entered a scheduling order for the case.  Trial, if necessary, is currently set to begin December 5, 2016.  However, the parties have stipulated to a stay of the action until the motion to dismiss is decided, and the Court has accordingly entered an order staying the case.

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

We have incurred significant losses since inception, and as of March 31, 2015, we had an accumulated deficit of $242.9 million.  Although we achieved profitability and significant growth in revenues in 2014 and for the three months ended March 31, 2015, this profitability and growth was primarily related to the success of our Kim Kardashian: Hollywood game.  We do not expect in 2015 to maintain the rate of annual revenue growth we experienced in 2014.  We do, however, expect our costs to continue to rise in 2015 as we implement additional initiatives designed to increase revenues, such as developing games with greater complexity, higher production values and integrating additional social features, making investments related to our continued transition to becoming a games-as-a-service, or GaaS, company, increasing the amount we spend in acquiring new players and otherwise marketing our new titles (particularly since advertising costs in our industry have generally been rising), and paying minimum guaranteed royalties to secure licenses to third party intellectual property.  In addition, we intend to increase headcount during 2015 to bolster our North American development studios.  If our revenues do not increase at a rate sufficient to offset these additional expenses, if we the launch dates for our games are delayed, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will incur losses and will not be able to maintain profitability on a sustained basis.

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

•

we intend to continue to develop a significant number of games based upon our own intellectual property, rather than well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games;

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
•

our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring, the greater difficulty in achieving high Top Free storefront rankings due to the increased popularity of social media applications, and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which at best only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device, and Apple’s new requirement that games released on the Apple App Store include 64-bit support will result in an increase in the file sizes of our games, potentially making our games more difficult for our players to download;

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
•

the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•

the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached a settlement with Apple in January 2014 and with Google in September 2014, and is currently engaged in litigation with Amazon, on this issue), and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenues that we derive from in-app purchases.

Since our free-to-play games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth.  However, we rely on a very small portion of our total players for nearly all of our revenues derived from in-app purchases (as opposed to advertisements and incentivized offers).  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events. To significantly increase our revenues, we must increase the number of players who convert into a paying player by making in-app purchases, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user).  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not succeed in our transition to becoming a GaaS company.  If we are unable to convert non-paying players into paying players, if we are unable to retain our paying players or if the average amount of revenues that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenues from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 60.9% of our total revenues for the three months ended March 31, 2015 compared with 61.0% of our total revenues for the three months ended March 31, 2014.  We generated the majority of these iOS-related revenues from the Apple App Store, which represented 53.6% and 50.6% of our total revenues for the three months ended March 31, 2015 and 2014, respectively, with the significant majority of such revenues derived from in-app purchases. We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 37.0% and 36.0% of our total revenues for the three months ended March 31, 2015 and 2014, respectively, from the Android platform.  We generated the majority of our Android-related revenues from the Google Play Store, which represented 27.3% and 23.3% of our total revenues for the three months ended March 31, 2015 and 2014, respectively, with the significant majority of such revenues derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in 2014 being featured on their storefronts when they were commercially released.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenues from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenues on these platforms.  In addition, currently neither Apple nor Google charges a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

 We also rely on the continued functioning of the Apple App Store and the Google Play Store.  In the past these digital storefronts have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality.  For example, on March 11, 2015, the Apple App Store experienced an approximately 12-hour global outage, which resulted in players and potential players of our games being unable to download our games and unable to make in-app purchases within our games during such outage.  If such events recur on a prolonged basis or other similar issues arise that impact our ability to generate revenues from these storefronts, it would have a material adverse effect on our revenues and operating results.  In addition, if these storefront operators fail to provide high levels of service, our players’ ability to access our games may be interrupted or players may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand.

The operators of digital storefronts on which we publish our free-to-play games and the advertising channels through which we acquire some of our players in many cases have the unilateral ability to change and interpret the terms of our and others’ contracts with them.

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer.  These offers accounted for approximately one-third of our smartphone revenues during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenues thereafter.  In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers.  Most recently, Apple implemented restrictions related to games that include guns, including changing its game rating methodology, which has resulted in all of our games that include gun violence receiving a 17+ rating, and prohibiting some depictions of guns in game icons and other storefront art; these restrictions, could potentially negatively impact the number of people playing these “shooter” games and the revenues we generate from these games.  In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting some types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenues, and any prohibition of these advertisements would have had a negative impact on our revenues.  If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

In the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support and be built with the iOS 8 software development kit.  We have not in the past built our games to include 64-bit support nor did the Unity development engine that we utilize to create many of our games support 64-bit development; however, we are currently working with Unity to ensure that we meet Apple’s requirement.  Building our games to support 64-bit development will increase the file sizes of our games making it more difficult for players to download our games and negatively impacting the number of downloads and active users of our titles, particularly if we are unable to keep file sizes  below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks).   We currently expect, at least in the short-term, that our games built on the Unity engine will exceed 100 megabytes.  Reduced downloads would negatively impact our revenues and increase our operating expenses, including through increased user acquisition costs.  Many of our competitors utilize their own internal development engines to build their games, which may better position them to comply with the 64-bit requirement and keep the file sizes of their games below 100 megabytes.  In addition, due to the expense involved in supporting 64-bit development, we will likely not continue updating some of our existing games after June 1, 2015 that we otherwise would have continued to update due to the cost of upgrading such games to 64-bit versus our expected returns for such games, which will cause the revenues that we generate from these games to decline more quickly than they otherwise would have.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We also compete more generally for the time and attention of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media applications.  We compete for promotional and storefront placement based on these factors, as well as our relationship with the digital storefront owner, historical performance, perception of sales potential and relationships with licensors of brands, properties and other content.  For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Activision, DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon, Warner Brothers and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, Storm 8/Team

Lava and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Snapchat, Twitter and YouTube.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 1.5 million applications, including more than 345,000 active games, were available on Apple’s U.S. App Store as of March 31, 2015.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

Our players may decide to select competing forms of entertainment instead of playing our games.

We also face competition for the leisure time, attention and discretionary spending of our players.  Other forms of leisure time activities, such as offline, traditional online, personal computer and console games, television, movies, sports, and the Internet, are much larger and more well-established options for consumers.  In addition, competition for the attention of players on their mobile devices is intense, as the number of apps on mobile devices is increasing dramatically.  In particular, non-gaming applications for mobile devices, such as social media, music and dating applications, have become increasingly popular, making it more difficult for mobile games to generate the same level of consumer interest and number of downloads as in prior periods.  If our players do not find our games to be compelling or if other leisure time activities are perceived by our players to offer greater variety, affordability, interactivity and overall enjoyment, our business could be materially and adversely affected.

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
•

changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within some of our games;

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

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games and social media applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition, which effect is magnified for our most successful games, such as Kim Kardashian: Hollywood, Racing Rivals and Deer Hunter 2014.  It is difficult to predict when and how quickly one of our games will decline.  As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games.  If rates of decline are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, even for games based on highly popular celebrities such as Katy Perry.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we do not successfully establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships.  Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property and our game franchises.  Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games, including integrating the level of social and community features appropriate for a game’s target audience and partnering with celebrities that have the tens to hundreds of millions of social media followers.  If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers.  Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games.  If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand.  The majority of our successful free-to-play games are in the action genre, and we expect that the majority of the games that we will release in 2015 will be in that category.  Some of these games contain violence or other content that some consumers may find objectionable.  For example, Apple has assigned each of our shooter games a 17-and-older rating due to its violence.  In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer: Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless.  In addition, our employees or employees of outside developers could include hidden features in one our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material.  If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects or have playability issues, we may receive negative user reviews and our brand may be damaged.  These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenues in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenues would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenues comes from a limited number of games, although the games in that group have shifted over time.  Despite only having been launched in June 2014, Kim Kardashian: Hollywood was our largest revenue generating title in 2014, with Deer Hunter 2014 also accounting for more than 10% of our revenues in 2014; no other game accounted for more than 10% of our revenues in 2014.  While we expect Kim Kardashian: Hollywood to continue to account for a significant portion of our revenues during the first half of 2015, we expect revenues from this title to continue to decline from its peak in the third quarter of 2014.  We expect revenues from new game releases and content updates to partially offset the decline, but do not expect such offsets to enable us to maintain second half of 2014 revenue levels during the first half of 2015.  In addition, revenues from Kim Kardashian: Hollywood are in part tied to the continued popularity of Kim Kardashian West and her marketing efforts though social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenues to continue to grow revenues in the future, which we have sometimes failed to do.  For example, in the third quarter of

2012, we launched 11 new games, only two of which generated significant revenues, which, in part, contributed to our revenues declining from the second quarter of 2012. In addition, actual or perceived overlap in the audiences of potential celebrity partners for our games could hinder our ability to sign additional celebrity partners.  Actual overlap in the audiences for our different celebrity games could also result in cannibalization of revenues of our own games.  Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues.  If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day.  In addition, Amazon effected a large scale maintenance reboot of a portion of its systems during September 2014 to remedy a security flaw.  While neither of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and in November 2014, March 2015  and April 2015, we experienced similar outages with respect to our Racing Rivals game.  In addition, in the fourth quarter of 2013, our Eternity Warriors 3 title was inoperable for approximately eight consecutive hours due to technical issues with our GaaS platform.  We were also the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums.  In October 2013, we were also the victim of a “CryptoLocker” ransomware attack that temporarily prevented our access to sensitive company files.  Although these incidents did not result in a material loss of revenues, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenues.  As we continue to grow and expand our business, including increasing our international presence in China and elsewhere, we may place ourselves at increased risks of cyber attacks, such as the denial of service attacks that affected Sony Pictures in the fourth quarter of 2014.  Further, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose players of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could harm our reputation or cause us to lose players or revenues or incur substantial repair costs and distract management from operating our business.

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

In addition, the actions of the storefront operators can also negatively impact the revenues that we generate from advertisements and offers.  For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer.  These offers accounted for approximately one-third of our revenues during the three months ended September 30, 2011, and our inability to use such offers has negatively impacted our revenues.  In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting certain types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenues, and any prohibition of these advertisements would have had a negative impact on our revenues.  Any similar changes in the future that impact our revenues that we generate from advertisements and offers could materially harm our business.

We may not, or may be unable to, renew our existing celebrity, brand and other content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenues if we fail to replace such revenues with revenues from games based on our own intellectual property.

Although we generated 93.3% of our revenues from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014 and 41.5% in the first quarter of 2015, largely due to the success of Kim Kardashian: Hollywood and, to a lesser extent, Racing Rivals, Robocop:  The Official Game, and Tap Sports: Baseball. We expect our revenues derived from games based on or substantially incorporating third party intellectual property to increase further in 2015, as we expect to continue to derive significant revenue from Kim Kardashian: Hollywood,  Racing Rivals and Tap Sports Baseball 2015 and as we release games based on newly licensed brands, properties and other content, including through our partnerships with Katy Perry, Britney Spears, Kendall and Kylie Jenner, and games based on the James Bond, Terminator and Mission Impossible motion picture franchises and other third party celebrities, brands, properties and content, which, if successful, would further increase the revenues we generate from third party intellectual property.  Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new celebrities on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating third-party licensed brands, properties, celebrities and other content typically requires that we make minimum guaranteed royalty payments, and to the extent such payments become impaired, our operating results would be harmed.

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

Our Glu Publishing team is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where we will localize and globally publish those games.  Our Glu Publishing business exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guaranteed royalties in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  The games may not be commercially successful if they do not appeal to a Western audience, if our limited experience in publishing other developers’ games leads to unexpected results or for any other reason, which would negatively impact our operating results.  Further, in the third quarter of 2013, we were required to take an impairment charge of $435,000 related to certain minimum guarantee commitments and took impairment charges totaling $257,000 during 2014.  In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel.  In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company.  Competition for qualified management, game development and other staff is intense.  Attracting and retaining qualified personnel may be particularly difficult for us if our stock price declines from current levels, since individuals may elect to seek employment with other companies that they believe have better long-term prospects.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming, operating a GaaS company, monetization and social and community features in particular, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, a key method for us to recruit and retain qualified personnel is to offer competitive equity incentive compensation; however, the shares available for future issuance under our equity plans are significantly depleted.  As of March 31, 2015, we had approximately 1.5 million shares available for future issuance under our Amended and Restated 2007 Equity Incentive Plan, and thus we have proposed an amendment and restatement to this plan to, among other things, increase the number of shares available for future issuance by 13.0 million shares.  Failure to obtain stockholder approval of the amendment and restatement of the 2007 Equity Incentive Plan at our annual meeting scheduled to be held on June 4, 2015 would significantly hinder our ability to recruit and retain the personnel required for our business.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

We have implemented a number of restructurings during the last several years, most recently in the third quarter of 2014, in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  The restructuring included a reduction in personnel supporting our centralized services related to our GaaS technology and the reduction of a senior executive position.  While we remain committed to developing our GaaS capabilities, our experiences with product launches in 2014 have led us to believe the most effective way to implement our GaaS strategy is on a game-by-game basis, giving our studios more autonomy on the level of GaaS implementation for each particular game rather than mandating the use of GaaS technology as a global requirement from headquarters.   We plan to continue to manage costs to better and more efficiently manage our business.  This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.  In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

We may not realize the benefits expected through our strategic relationship with Tencent and other aspects of the relationship could have adverse effects on our business.

In  April 2015, we entered into a strategic relationship with Tencent Holdings Limited, or Tencent, a leading Internet company in China and arguably the world’s largest gaming company.  Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  We have not entered into any formal operating partnerships with Tencent at this time, and we may not succeed in arriving at an agreement on an operating partnership in the future.  Even if we do enter into an operational partnership, it could take months to years to fully realize the benefits of such a partnership.  In addition, some of our platform partners in China and other parts of Asia may view such a partnership, or even the fact that Tencent is a significant investor in us, negatively, and we may find it more difficult to obtain featuring of our games in China going forward.

Tencent, through its controlled affiliate, will hold approximately 16.3% of the aggregate voting power of the Company, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of the Company.   Tencent’s investment and position with the Company could also discourage others from pursuing any potential acquisition of the Company, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

International sales represented approximately 36.2% and 47.5% of our revenues during the three months ended March 31, 2015 and 2014, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia.  We expect to increase our international presence, and we expect international sales will continue to be an important component of our revenues, particularly in APAC markets.  Risks affecting our international operations include:

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

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.  In particular, we have over  100 employees located at our development studio in Moscow, Russia.  The current economic crisis in Russia, including the destabilization of the Ruble, could lead to unstable political conditions, civil unrest or other developments that could materially affect our business, including through distractions and potential hardships to our Russian employees, restrictions on our ability to fund our Russian operations, and other difficulties that could cause delays to our game launches or even the cancellation of a game release and otherwise affect our ability to update and maintain games previously released from our Moscow studio.

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

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Electronic Arts, King Digital Entertainment and Zynga.  We also experience stock price volatility as investors monitor the performance of our games through third-party tools, such as App Annie, the Apple App Store’s “Top Grossing” rankings and other measurements of the performance of our games.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statements, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares.  For example, we issued 9,982,886 shares in connection with our acquisition of Cie Games, Inc. in August 2014.  We filed a Registration Statement on Form S-3 covering the resale of such shares.  Accordingly, the shares issued in the Cie Games acquisition are subject to only limited re-sale restrictions and sales of substantial amounts of such shares may occur.  Also, while Tencent is prohibited from selling the shares it acquired from us for 18-months from April 29, 2015, following expiration of such lock-up period, we will likely have registered Tencent’s shares on a shelf registration statement, and Tencent would be free to sell those shares on the open-market, subject only to our black-out periods and other limitations under our insider trading policy.

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

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder, although our board of directors waived this provision with respect to Tencent’s potential acquisition of greater than 15% of our shares in connection with the Offering.

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

GLU MOBILE INC.
Date: May 11, 2015	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.01	Registration Rights Agreement dated as of April 29, 2015 by and between the Company, Tencent Holdings Limited and Red River Investments Limited	8-K	001-33368	4.01	04/29/15
10.01	Purchase Agreement dated as of April 29, 2015 by and between the Company, Tencent Holdings Limited and Red River Investments Limited.	8-K	001-33368	99.04	04/29/15
10.02	Voting and Standstill Agreement dated as of April 29, 2015 by and between the Company, Tencent Holdings Limited and Red River Investments Limited.	8-K	001-33368	99.05	04/29/15
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.