Form 10-Q
period 2015-06-30
GLU MOBILE INC
filed 2015-08-07
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2015: 130,651,705.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended June 30, 2015

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and the Three and Six Months Ended June 30, 2014	4

Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2015 and the Three and Six Months Ended June 30, 2014	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and June 30, 2014	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4. CONTROLS AND PROCEDURES	43

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	44

ITEM 1A. RISK FACTORS	44

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	66

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	66

ITEM 4. MINE SAFETY DISCLOSURES	66

ITEM 5. OTHER INFORMATION	66

ITEM 6. EXHIBITS	66

SIGNATURES	67

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$189,650	$70,912
Accounts receivable, net	25,078	32,231
Prepaid royalties	17,560	864
Prepaid expenses and other	16,239	17,388
Total current assets	248,527	121,395
Property and equipment, net	5,629	6,116
Restricted Cash	1,990	1,990
Other long-term assets	8,271	6,674
Intangible assets, net	22,498	27,524
Goodwill	87,969	87,964
Total assets	$374,884	$251,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,476	$11,685
Accrued liabilities	2,078	3,812
Accrued compensation	9,970	10,751
Accrued royalties	14,554	12,440
Deferred revenue	31,231	37,333
Total current liabilities	69,309	76,021
Other long-term liabilities	5,018	3,936
Total liabilities	74,327	79,957

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at June 30, 2015 and December 31, 2014; 130,581 and 107,174 shares issued and outstanding at June 30, 2015 and December 31, 2014	13	11
Additional paid-in capital	548,981	415,766
Accumulated other comprehensive income/(loss)	11	(8)
Accumulated deficit	(248,448)	(244,063)
Total stockholders’ equity	300,557	171,706
Total liabilities and stockholders’ equity	$374,884	$251,663

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$56,150	$40,910	$125,620	$85,490
Cost of revenue:
Platform commissions, royalties and other	21,320	12,432	47,630	25,634
Amortization of intangible assets	2,434	441	4,868	995
Total cost of revenue	23,754	12,873	52,498	26,629
Gross profit	32,396	28,037	73,122	58,861
Operating expenses:
Research and development	18,308	17,297	36,551	32,876
Sales and marketing	12,771	7,989	25,209	17,474
General and administrative	7,429	6,131	14,835	11,057
Amortization of intangible assets	32	127	159	254
Restructuring charge	—	159	—	159
Total operating expenses	38,540	31,703	76,754	61,820
Loss from operations	(6,144)	(3,666)	(3,632)	(2,959)
Interest income and other expense, net:
Interest income	12	7	18	13
Other expense	(186)	(31)	(476)	(167)
Interest income and other expense, net	(174)	(24)	(458)	(154)
Loss before income taxes	(6,318)	(3,690)	(4,090)	(3,113)
Income tax benefit/(provision)	809	(78)	(295)	(522)
Net loss	$(5,509)	$(3,768)	$(4,385)	$(3,635)

Net loss per common share - basic and diluted	$(0.05)	$(0.04)	$(0.04)	$(0.04)
Weighted average common shares outstanding - basic and diluted	116,169	85,549	110,019	82,634

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(5,509)	$(3,768)	$(4,385)	$(3,635)
Other comprehensive income:
Foreign currency translation adjustments	298	122	19	206
Other comprehensive income	298	122	19	206
Comprehensive loss	$(5,211)	$(3,646)	$(4,366)	$(3,429)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,385)	$(3,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,438	1,227
Amortization of intangible assets	5,027	1,249
Stock-based compensation	5,161	7,545
Non-cash warrant expense	228	—
Change in fair value of Blammo earnout	—	835
Non-cash foreign currency remeasurement loss	416	167
Impairment of prepaid royalties and guarantees	89	140
Changes in allowance for doubtful accounts	—	(176)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,058	3,311
Prepaid royalties	(10,647)	(178)
Prepaid expenses and other assets	783	1,150
Accounts payable	(266)	(2,852)
Accrued liabilities	(143)	456
Accrued compensation	(783)	2,978
Accrued royalties	(4,022)	54
Deferred revenue	(6,106)	(3,491)
Other long-term liabilities	(134)	(12)
Net cash (used in)/provided by operating activities	(6,286)	8,768

Cash flows from investing activities:
Purchase of property and equipment	(1,005)	(1,237)
Net cash paid for acquisitions	(1,634)	(289)
Restricted cash	—	(60)
Other investing activities	(250)	—
Net cash used in investing activities	(2,889)	(1,586)

Cash flows from financing activities:
PlayFirst payments on acquired line of credit and term loan	—	(2,340)
Proceeds from public offering, net of issuance costs	—	32,336
Taxes paid related to net share settlement of equity awards	(1,867)	(283)
Excess tax benefit from stock awards	77	—
Proceeds from private offering, net of issuance costs	125,174	—
Proceeds from exercise of stock warrants and issuance of common stock	375	783
Proceeds from exercise of stock options and ESPP	4,311	5,244
Net cash provided by financing activities	128,070	35,740

Effect of exchange rate changes on cash	(157)	38
Net increase in cash and cash equivalents	118,738	42,960
Cash and cash equivalents at beginning of period	70,912	28,496
Cash and cash equivalents at end of period	$189,650	$71,456

Supplemental disclosures of cash flow information
Common stock issued for acquisition of PlayFirst	$—	$11,141
Common stock issued as contingent consideration earned	$—	$3,570

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

The Company has generally incurred losses from operations since inception and had an accumulated deficit of $248,448 as of June 30, 2015. For the three and six months ended June 30, 2015, the Company incurred a net loss of $5,509 and $4,385, respectively. The Company may continue to incur additional losses and negative cash flows in the future.  Failure to generate sufficient revenue or reduce spending could adversely affect the Company’s ability to sustain profitability and achieve its business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2015 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed consolidated balance sheet presented as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date and the unaudited condensed consolidated balance sheet presented as of June 30, 2015 has been derived from the unaudited condensed consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable.

The Company derives its accounts receivable from revenue earned from customers or through Digital Storefronts located in the U.S. and other locations outside of the U.S.  The Company performs ongoing credit evaluations of its customers’ and the Digital Storefronts’ financial condition and currently does not require any collateral from its customers or the Digital Storefronts.  The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company reviews past due balances over a specified amount individually for collectability on a monthly basis.  The Company writes off accounts receivable balances against the allowance when it determines that the amount will not be recovered.

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Apple	52.6%	43.4%	53.2%	47.2%
Google	25.9	28.4	26.7	25.7

At June 30, 2015, Apple Inc. (“Apple”) accounted for 51.6%, Google Inc. (“Google”) accounted for 14.7%, and Jirbo Inc. (dba AdColony) (“AdColony”) accounted for 11.9% of the Company’s total accounts receivable.  At December 31, 2014, Apple accounted for 55.0% and Google accounted for 15.2% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its unaudited consolidated financial statements and related disclosures.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(5,509)	$(3,768)	$(4,385)	$(3,635)
Basic and diluted shares used to compute net loss per share:
Weighted average common shares outstanding	119,808	86,340	113,658	83,075
Weighted average common shares subject to restrictions	(3,639)	(791)	(3,639)	(441)
Weighted average shares used to compute basic and diluted net loss per share	116,169	85,549	110,019	82,634
Net loss per share — basic and diluted	$(0.05)	$(0.04)	$(0.04)	$(0.04)

The following weighted average options to purchase common stock, warrants to purchase common stock, shares of common stock subject to restrictions, shares contingently issuable in connection with the Blammo earnout (as described in Note 8 – Stockholders’ Equity), and RSUs have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Warrants to purchase common stock	3,589	3,786	3,601	3,102
Unvested common shares subject to restrictions	3,639	791	3,639	441
Options to purchase common stock	6,717	8,343	6,932	7,585
Contingently issuable shares of common stock	—	750	—	375
RSUs	5,408	4,305	5,110	2,934
	$19,353	$17,975	$19,282	$14,437

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable.  The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  As of June 30, 2015 and December 31, 2014, the Company had $189,650 and $70,912, respectively, in cash and cash equivalents.  In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash.

Note 4 — Balance Sheet Components

Accounts Receivable

	June 30,	December 31,
	2015	2014
Accounts receivable	$25,375	$32,528
Less: Allowance for doubtful accounts	(297)	(297)
	$25,078	$32,231

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts.  The Company had no significant bad debts during the three and six months ended June 30, 2015 and 2014.

Prepaid expenses and other

	June 30,	December 31,
	2015	2014
Deferred platform commission fees	8,150	9,776
Deferred royalties	2,909	3,739
Deferred tax asset	921	921
Taxes receivable	1,227	1,218
Other	3,032	1,734
	$16,239	$17,388

Property and Equipment

	June 30,	December 31,
	2015	2014
Computer equipment	$7,335	$6,721
Furniture and fixtures	1,062	949
Software	8,645	8,504
Leasehold improvements	3,487	3,381
	20,529	19,555
Less: Accumulated depreciation and amortization	(14,900)	(13,439)
	$5,629	$6,116

Depreciation expense for the three months ended June 30, 2015 and 2014 was $732 and $607, respectively. Depreciation expense for the six months ended June 30, 2015 and June 30, 2014 was $1,438 and $1,227, respectively.

Other long-term assets

As of June 30, 2015 and December 31, 2014, respectively, other long-term assets included $6,851 and $5,870 of prepaid minimum guaranteed royalties for some of our license agreements. These amounts are recoupable against future royalties owed on revenue expected to be generated greater than one year.

Other Long-Term Liabilities

	June 30,	December 31,
	2015	2014
Deferred rent	$905	$1,001
Uncertain tax position obligations	943	977
Accrued royalties	1,851	870
Deferred tax liability	845	842
Other	474	246
	$5,018	$3,936

Note 5 — Business Combinations

Cie Games, Inc.

On August 20, 2014, the Company completed its acquisition of Cie Games, Inc. (“Cie Games”), a developer of racing genre mobile games based in Long Beach, California. The Company acquired Cie Games’ to leverage its racing genre expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets. The purchase price consideration included 9,983 shares of the Company’s common stock valued at $5.09 per share as of the closing date of the acquisition, for an aggregate of $50,813 in share consideration. In addition, the Company agreed to pay approximately $29,495 in cash consideration, of which $1,634 was paid during the six months ended June 30, 2015, for total overall consideration paid of $80,308. The Company is holding back in escrow approximately 2,139 of the share consideration for 18 months from the closing date to satisfy potential indemnification claims under the Merger Agreement. In addition, $280 of the cash consideration was held back and may be released to the former stockholders of Cie Games to the extent the Company receives a tax refund relating to Cie Games’ operations from January 1, 2014 through August 20, 2014. $250 of cash consideration that had been held back to satisfy potential working capital shortfalls, was paid by the Company to the former Cie Games stockholders during the fourth quarter of 2014. All outstanding Cie Games capital stock and stock options were cancelled at the closing of the acquisition.

The allocation of the purchase price is based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition:

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $23,500 was allocated to identifiable intangible assets. Pursuant to ASC 805, Business Combinations (“ASC 805”), for the three and six months ended June 30, 2015, the Company incurred no significant acquisition and transitional costs associated with the acquisition of Cie Games.

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

PlayFirst, Inc.

On May 14, 2014, the Company completed the acquisition of PlayFirst, Inc. (“PlayFirst”), a developer of casual games for smartphones and other mobile devices based in San Francisco, California. The Company acquired PlayFirst to leverage its casual game expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets.

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

The allocation of the purchase price is based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition:

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

As of the valuation date, PlayFirst was in the process of developing a game, which was launched in the fourth quarter of 2014, and the Company has estimated the majority of the revenue associated with this game will be generated in the remainder of 2015.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Total pro forma revenue	$48,249	$98,322
Pro forma net loss	$(7,856)	$(7,593)
Pro forma net loss per share — basic and diluted	$(0.08)	$(0.08)

All of the goodwill related to the PlayFirst and Cie Games acquisitions was assigned to the Company’s Americas reporting unit. See Note 6 for additional information related to the changes in the carrying amount of goodwill.

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011, GameSpy in 2012 and PlayFirst and Cie Games in 2014, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2015 and December 31, 2014 were as follows:

		June 30, 2015			December 31, 2014
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenue:
Titles, content and technology	2 yrs	$34,927	$(19,329)	$15,598	$34,895	$(15,314)	$19,581
Catalogs	1 yr	1,223	(1,223)	—	1,208	(1,208)	—
ProvisionX Technology	6 yrs	201	(201)	—	199	(199)	—
Carrier contract and related relationships	5 yrs	24,851	(20,749)	4,102	24,794	(20,192)	4,602
Licensed content	5 yrs	3,025	(3,025)	—	3,012	(3,012)	—
Service provider license	9 yrs	481	(403)	78	479	(375)	104
Trademarks	7 yrs	5,227	(2,549)	2,678	5,226	(2,190)	3,036
		69,935	(47,479)	22,456	69,813	(42,490)	27,323
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,304	(1,304)	—	1,289	(1,289)	—
Non-compete agreements	4 yrs	5,424	(5,382)	42	5,417	(5,216)	201
		6,728	(6,686)	42	6,706	(6,505)	201
Total intangibles assets		$76,663	$(54,165)	$22,498	$76,519	$(48,995)	$27,524

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the three months ended June 30, 2015 and 2014, the Company recorded amortization expense in the amounts of $2,434 and $441, respectively, in cost of revenue. During the six months ended June 30, 2015 and 2014, the Company recorded amortization expense in the amounts of $4,868 and $995, respectively, in cost of revenue. During the three months ended June 30, 2015 and 2014, the Company recorded amortization expense in the amounts of $32 and $127, respectively, in operating expenses. During the six months ended June 30, 2015 and 2014, the Company recorded amortization expense in the amounts of $159 and $254, respectively, in operating expenses.

As of June 30, 2015, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenue	Expenses	Expense
2015 (remaining six months)	$4,687	$42	$4,729
2016	9,199	—	9,199
2017	6,076	—	6,076
2018	1,714	—	1,714
2019 and thereafter	780	—	780
	$22,456	$42	$22,498

Goodwill

The Company has goodwill attributable to its MIG, GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions as of June 30, 2015. The Company has three reporting units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. All of the goodwill attributable to the GameSpy, Blammo, Griptonite, PlayFirst, and Cie

Games acquisitions has been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. The goodwill allocated to the Americas reporting unit is denominated in U.S. Dollars (“USD”) and the goodwill allocated to the APAC reporting unit is denominated in Chinese Renminbi (“RMB”). As a result, the goodwill attributed to the APAC reporting unit is subject to foreign currency fluctuations.

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

Goodwill by reporting unit for the periods indicated was as follows:

	June 30, 2015				December 31, 2014
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Balance as of January 1
Goodwill	$111,434	25,354	24,287	161,075	$42,946	$25,354	$24,296	$92,596
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)
	86,563	—	1,401	87,964	18,075	—	1,410	19,485
Goodwill Acquired during the year	—	—	—	—	68,488	—	—	68,488
Effects of Foreign Currency Exchange	—	—	5	5	—	—	(9)	(9)
Balance as of period ended:	86,563	—	1,406	87,969	86,563	—	1,401	87,964
Goodwill	111,434	25,354	24,292	161,080	111,434	25,354	24,287	161,075
Accumulated Impairment Losses	(24,871)	(25,354)	(22,886)	(73,111)	(24,871)	(25,354)	(22,886)	(73,111)
Balance as of period ended:	$86,563	$—	$1,406	$87,969	$86,563	$—	$1,401	$87,964

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur. During the six months ended June 30, 2015, there were no triggering events that required an impairment review.

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

Note 7 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through October 2020. Rent expense for the three months ended June 30, 2015 and 2014 was $1,147 and $956, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $2,149 and $1,858, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $905 and $1,001 at June 30, 2015 and December 31, 2014, respectively, and was included within other long-term liabilities.

The Company has provided deposits for lines of credit totaling $1,990 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2015.

At June 30, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2015 (remaining six months)	$2,464
2016	4,816
2017	3,830
2018	1,801
2019	1,467
2020 and thereafter	1,171
$15,549

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various celebrities, Hollywood studios and other owners of brands, properties and intellectual property to develop and publish games for mobile devices.  Pursuant to some of these agreements, the Company is required to make minimum guaranteed royalty payments regardless of actual game sales.  These minimum guaranteed royalty payments are generally recoupable against future royalty obligations that would otherwise become payable, or in certain circumstances, where not recoupable, are capitalized and amortized over the lesser of (1) the estimated life of the title incorporating licensed content or (2) the term of the license agreement.

At June 30, 2015, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Period Ending December 31,	Commitments
2015 (remaining six months)	$5,953
2016	3,570
2017 and thereafter	30
$9,553

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games.  The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. As of June 30, 2015, there were $100 of unpaid future developer commitments. These commitments are included in both current and long term prepaid and accrued royalty commitments.

Income Taxes

As of June 30, 2015, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” and “accounts payable” on the Company’s unaudited condensed consolidated balance sheets.  As of June 30, 2015, the date of settlement for $943 of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2015 or December 31, 2014.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors.  Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations.  The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited.  To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types.  As a result, the Company believes the estimated fair value of these indemnity provisions is minimal.  Accordingly, the Company had recorded no liabilities for these provisions as of June 30, 2015 or December 31, 2014.

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

On November 5, 2014, the Company filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California alleging that Hothead had willfully infringed certain of the Company’s copyrights and trade dress contained in its Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  On August 3, 2015, the Company and Hothead entered into a settlement agreement resolving the Company’s claims against Hothead.  Hothead has agreed to make payments to the Company, including ongoing payments.  The Company anticipates filing a dismissal of the case, and Hothead will continue to publish the Kill Shot game.

The Company does not believe it is party to any currently pending litigation, the outcome of which is reasonably possible to have a material adverse effect on its operations, financial position or liquidity.  However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, potential negative publicity, diversion of management resources and other factors.

Note 8 — Stockholders’ Equity

Tencent Investment

  On April 29, 2015, the Company entered into a Purchase Agreement with Tencent Holdings Limited (“Tencent”) and Tencent’s controlled affiliate, Red River Investment Limited (“Red River”).  Pursuant to the Purchase Agreement, the Company issued to Red River in a private placement an aggregate of 21,000 shares of the Company’s common stock (the “Shares”) at a purchase price of $6.00 per share, for aggregate net proceeds of $125,158, after offering expenses. The Company issued 12,500 of the Shares to Red River on April 29, 2015 and issued the remaining 8,500 Shares at a second closing on June 3, 2015.

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

Three of the five Sellers were also employees of Blammo. The fair value of the contingent consideration issued to the three Sellers who were also employees of Blammo was not considered part of the purchase price, since vesting was contingent upon these employees’ continued service during the earn-out periods. In accordance with ASC 805, Business Combinations, non-employee contingent consideration issued to the two Sellers who were not employees of Blammo was recorded as part of the purchase accounting and was fair valued at each subsequent reporting period. During the three and six months ended June 30, 2015, the Company recorded no fair value adjustments for the non-employee contingent consideration, as the contingency related to the number of shares earned was resolved during second quarter of 2014. During the three and six months ended June 30, 2014, the Company recorded fair value expense adjustments of

$531 and $835, respectively. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

The Company used a risk-neutral framework to estimate the probability of achieving the revenue targets set forth above for the above periods. The fair value of the contingent consideration was determined using a digital option, which captured the present value of the expected payment multiplied by the probability of reaching the revenue targets for each year.

Public Offering

In June 2014, the Company sold in an underwritten public offering an aggregate of 9,861 shares of its common stock at a public offering price of $3.50 per share for net cash proceeds of approximately $32,058 after underwriting discounts and other offering expenses.

Warrants to Purchase Common Stock

In September 2014, the Company and Kimsaprincess, Inc. (“KAP”), entered into a second amendment to their existing License Agreement (the “KAP License Agreement”). In connection with entry into the second amendment of the KAP License Agreement, the Company issued to KAP and two other entities associated with KAP’s president, Kim Kardashian West, a total of three warrants exercisable for up to an aggregate of 500 shares of the Company’s common stock (collectively, the “Kardashian Warrants”). Each of the Kardashian Warrants has an initial exercise price of $4.99 per share, subject to adjustments for dividends, reorganizations and other common stock events. Each of the Kardashian Warrants expires on September 2, 2020. Each of the Kardashian Warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the KAP License Agreement, subject to full acceleration or cessation of vesting under specified circumstances, as stipulated in the amended KAP License Agreement. Each of the Kardashian Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. During the three and six months ended June 30, 2015, the Company recorded a warrant compensation charge, classified to cost of sales, of $135 and $228, respectively, related to the Kardashian Warrants. Key assumptions used in the Black Scholes valuation model for the three months ended June 30, 2015 included an expected term of 6.0 years volatility of 61.1%, risk-free interest rate of 1.99% and a dividend yield of 0%.

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

During the six months ended June 30, 2015 and 2014, respectively, investors exercised warrants to purchase 250 and 522 shares of the Company’s common stock, respectively, and the Company received gross proceeds of $375 and $783, respectively, in connection with these exercises. These exercised warrants related to warrants issued by the Company in August 2010 in connection with a private placement transaction.

Warrants outstanding as of June 30, 2015 were as follows:

			Number
		Exercise	of Shares
		Price	Outstanding
	Term	per	Under
Date of Issuance	(Years)	Share	Warrant
August 2010 - Warrants issued in private offering	5	$1.50	200
July 2013 - Warrant issued to MGM	5	3.00	2,667
September 2014 - Warrant issued to KAP	6	4.99	500
			3,367

Note 9 — Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, and other stock-based awards to employees, non-employee directors and consultants. The 2007 Plan was amended and restated in 2013 (the “Amended 2007 Plan”) to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 7,200 shares.  In April 2015, the Company’s Board of Directors approved, and in June 2015, the Company’s stockholders approved, the Second Amended and Restated 2007 Equity Incentive Plan (the “Second Amended 2007 Plan”). The Second Amended 2007 Plan includes an increase of 13,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock, RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.32 shares (previously this fungible ratio was 1.39 shares under the Amended 2007 Plan).  As of June 30, 2015, 11,529 shares were available for future grants under the Second Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of June 30, 2015, 1,112 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but effective November 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. As of June 30, 2015, 158 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Second Amended 2007 Plan and 2008 Equity Inducement Plan for the six months ended June 30, 2015 is as follows:

Shares
Available
Balances at December 31, 2014	1,380
Increase in authorized shares	13,000
Share-based awards granted (1)	(3,863)
Share-based awards canceled (2)	1,170
Balances at June 30, 2015	11,687

(1)

Under the terms of the Amended 2007 Plan, RSUs granted on or after June 6, 2013 but before June 4, 2015 reduced the number of shares available for grant by 1.39 shares for each share subject to an RSU award.  Under the terms of the Second Amended 2007 Plan, RSUs granted on or after June 4, 2015 reduce the number of shares available for grant by 1.32 shares for each share subject to an RSU award.

(1)

Under the terms of the Amended 2007 Plan, RSUs forfeited and returned to the pool of shares available for grant that were granted on or after June 6, 2013 but before June 4, 2015 increase the pool by 1.39 shares for each share subject to an RSU that is forfeited. RSUs forfeited and returned to the pool of shares available for grant that were granted on or after June 4, 2015 increase the pool by 1.32 shares for each share subject to an RSU that is forfeited.

RSU Activity

A summary of the Company’s RSU activity for the six months ended June 30, 2015, is as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	Outstanding	Fair Value
Awarded and unvested, December 31, 2014	4,919	$3.87
Granted	2,431	5.93
Vested	(922)	2.68
Forfeited	(397)	4.24
Awarded and unvested, June 30, 2015	6,031	$4.86
Restricted stock units expected to vest, June 30, 2015	4,956

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2014	7,370	3.32
Options granted	668	6.03
Options canceled	(258)	4.00
Options exercised	(1,357)	2.66
Balances at June 30, 2015	6,423	$3.72	3.80	$16,748

Options vested and expected to vest at June 30, 2015	6,135	$3.71	3.74	$16,101
Options exercisable at June 30, 2015	3,897	$3.49	2.89	$11,194

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $6.21 per share as of June 30, 2015 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $3,605 and $4,699 for the six months ended June 30, 2015 and 2014, respectively. The Company realized $63 and $77 of income tax benefit from stock option exercises during the three and six months ended June 30, 2015, and zero income tax benefit from stock option exercises during the three and six months ended June 30, 2014. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.29%	1.31%	1.29%	1.30%
Expected volatility	55.6	48.5	55.6	48.6
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the six months ended June 30, 2015 and 2014 was $2.66 and $1.53 per share, respectively.

The Company calculated employee stock-based compensation expense recognized for the three and six months ended June 30, 2015 and 2014 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$836	$3,605	$1,596	$5,922
Sales and marketing	282	190	500	291
General and administrative	1,914	771	3,065	1,332
Total stock-based compensation expense	$3,032	$4,566	$5,161	$7,545

The above table includes compensation expense attributable to the consideration during the three and six months ended June 30, 2014 that was issuable to the Blammo employees who were former shareholders of Blammo, which was recorded as research and development expensed over the term of the earn-out periods, since these employees were primarily employed in product development. The Company re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target that was likely to be achieved through June 30, 2014. Since the contingency related to the number of shares to be earned in connection with all earnout years was resolved as of June 30, 2014, the full fair value of the shares has been presented in additional paid in capital. See Note 8 for further details. The Company recorded no stock-based compensation expense related to this contingent consideration during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recorded $2,894 and $4,559 of stock-based compensation income and expense, respectively, related to this contingent consideration.

As of June 30, 2015, the Company had $23,565 of total unrecognized compensation expense related to RSUs, net of estimated forfeitures. As of June 30, 2015, the Company had $4,082 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 3.04 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 2.07 years.

Note 10 — Income Taxes

The Company recorded an income tax benefit of $809 and an income tax provision of $295 for the three and six months ended June 30, 2015, respectively, and an income tax provision of $78 and $522 for the three and six months ended June 30, 2014, respectively. The change in income tax provision was due to changes in pre-tax income in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. As of June 30, 2015 and December 31, 2014, the total amount of unrecognized tax benefits was $6,721 and $6,794, respectively. As of June 30, 2015 and December 31, 2014, approximately $691 and $764, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of June 30, 2015, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $103 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded an expense of $21 and $41 related to interest on uncertain tax positions during the three and six months ended June 30, 2015 and a benefit of $2 and an expense of $16 of interest on uncertain tax positions during the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company had a liability of $370 and $329, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2013 tax returns for the various entities in the United Kingdom is expected to be closed in 2015. The Company’s China income tax returns are open by statute for tax years 2010 and forward.

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

Accordingly, the Company reports as a single reportable segment—mobile games.  For purposes of enterprise-wide disclosures, the Company attributes revenue to geographic areas based on the country in which the distributor’s, advertising service provider’s or carrier’s principal operations are located.  In the case of Digital Storefronts, revenue  attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States of America	$37,346	$21,650	$81,686	$45,035
China	2,997	3,376	6,344	7,231
Americas, excluding the USA	2,752	1,767	6,618	3,734
EMEA	8,131	8,344	19,863	17,124
APAC, excluding China	4,924	5,773	11,109	12,366
	$56,150	$40,910	$125,620	$85,490

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2015	2014
Americas	$4,967	$5,406
EMEA	528	632
APAC	134	78
	$5,629	$6,116

Note 12 — Subsequent Event

On August 3, 2015, the Company and Hothead entered into a settlement agreement resolving the Company’s claims against Hothead.  Hothead has agreed to make payments to the Company, including ongoing payments.  The Company anticipates filing a dismissal of the case and Hothead will continue to publish the Kill Shot game.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:

•	An Overview that discusses at a high level our operating results and some of the trends that affect our business;

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements;

•	Recent Accounting Pronouncements;

•	Results of Operations, including a more detailed discussion of our revenue and expenses; and

•	Liquidity and Capital Resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three and six months ended June 30, 2015, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended June 30, 2015 were $56.2 million, a 37.3% increase compared to the three months ended June 30, 2014, in which we reported revenue of $40.9 million. Revenue for the six months ended June 30, 2015 were $125.6 million, a 46.9% increase compared to the six months ended June 30, 2014, in which we reported revenue of $85.5 million. The increase was largely attributable to ongoing traction of Kim Kardashian: Hollywood, our most successful title to date, which we globally launched in June 2014, along with revenue generated from Racing Rivals, a title we acquired through our acquisition of Cie Games, Inc. (“Cie Games”) in August 2014,  Tap Sports Baseball 2015, a title we launched in March 2015 and Contract Killer: Sniper, a title we launched in November 2014.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices.  We generate the majority of our revenue from Apple’s iOS platform, which accounted for 60.8% and 56.9% of our total revenue for the three months ended June 30, 2015 and 2014, respectively, and 60.9% and 59.1% of our total revenue for the six months ended June 30, 2015 and 2014, respectively.  We generated the majority of this iOS-related revenue through the Apple App Store, which represented 52.6% and 43.4% of our total revenue for the three months ended June 30, 2015 and 2014, respectively, and 53.2% and 47.2% of our total revenue for the six months ended June 30, 2015 and 2014, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 37.3% and 38.2% of our total revenue for the three months ended June 30, 2015 and 2014, respectively,  and 37.2% and 37.0% of our total revenue for the six months ended June 30, 2015 and 2014, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 25.9% and 28.4% of our total revenue for the three months ended June 30, 2015 and 2014, respectively, and 26.7% and 25.7% of our total revenue for the six months ended June 30, 2015 and 2014, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

To increase our revenue, we must continue to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones and tablets and position ourselves to be a leader in developing games for other next-generation platforms,  such as smart TVs, wearables, virtual reality and augmented reality devices.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.  Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games, which was our previous feature phone business model.   We have also been successful in driving awareness of our games by licensing and incorporating celebrities, Hollywood movies and other well-known third-party brands, properties and content in our games. In addition, we believe that our games consistently have high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically resulted in highly positive consumer reviews, allowed us to partner with premier talent and some of the most well-known brands and properties in the world and enhanced our reputation for publishing compelling free-to-play games.  We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they are commercially released.

However, for us to continue to execute on our strategy, we must continue to improve monetization and retention of our players and drive installs and awareness of our games.  Improving monetization and retention requires that we build strong core gameplay and continually create new content within our games and add social and community features that resonate with each game’s core audience.  Our games-as-a-service (“GaaS”) capabilities allow us to deliver a number of additional features in our games, such as socio-competitive features like tournaments, player-versus-player gameplay and live events and more frequent content updates, which we believe will contribute to better monetization and retention in those games.  In addition to adding social features, we plan to drive awareness and develop fan bases for our games through building and nurturing social media communities around each of our core game franchises, both in-game and via community features such as dedicated social channels. We have also made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises. We aim to connect our analytics and monetization infrastructure to every element of our business, from marketing to merchandising.

We also plan to continue to drive installs and awareness of our games through partnering with A-List celebrities, Hollywood studios, athletes, sports organizations and other well-known brands and properties. Following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform.  As part of these efforts, we are working to partner with celebrities that have substantial social media followings.  From the fourth quarter of 2015 through mid-2016, we plan to release games featuring singer and songwriter Katy Perry, social celebrities Kylie and Kendall Jenner, action star Jason Statham, the iconic Britney Spears, and hip-hop mogul Nicki Minaj.  Also in 2015, we released games based on the Terminator and Mission Impossible film franchises, and we plan to release a game based on the James Bond film franchise.  In order to capitalize on the impact of these celebrities and other Hollywood properties, we need to differentiate each game we release and space out our launches in order to avoid cannibalization of revenue from our existing games and to ensure that our games continue to resonate with our players.  In connection with these partnerships and other licensing deals we have signed or expect to sign during 2015, we expect our minimum guaranteed royalty payments to rise in 2015 as compared to prior years.  In furtherance of our Hollywood and celebrity gaming strategy, we are also seeking to build games that utilize transmedia storytelling, such as with our Kim Kardashian: Hollywood title.  We leverage Ms. Kardashian West’s significant social media presence and celebrity following to drive installs and awareness of the game, and we build content for the game that incorporates events occurring in Ms. Kardashian West’s public life.  This game content becomes entwined with Ms. Kardashian West’s persona, becoming a part of her social media presence, part of the storyline for her television show and otherwise creating additional buzz around her celebrity status.  Finally, the game develops a social media presence of its own, which helps drive user acquisition and retention.

We believe that we now occupy leadership positions in six gaming genres: shooter, action-RPG, narrative-RPG, time management, racing and sports.   We have recently grown and broadened our revenue base and diversified our mobile gaming franchises through the acquisitions of PlayFirst, Inc., or PlayFirst, in May 2014 and Cie Games in August 2014.  The acquisition of PlayFirst enabled us to expand our portfolio of casual games into the time management genre; we launched our first title based on the acquired PlayFirst intellectual property, Diner Dash, in October 2014, and our first Cooking Dash  title in second quarter of 2015.  Cie Games is a leading publisher of racing games on the Apple App Store and Google Play, particularly with respect to its successful Racing Rivals game, and we expect to release MX Motocross Rivals and Car Town Rivals in 2016.  For more information regarding the PlayFirst and Cie Games acquisitions, see “—Significant Transactions” below.  In addition, we recently recruited a team of industry experts in the invest-express resource management genre to open a new studio in Portland, Oregon that we expect to launch its first title in the second half of 2016.  We expect to continue to explore, and potentially consummate, acquisitions of companies or technologies that we believe can further our strategic objectives.

In addition, our revenue will continue to depend significantly on growth in the mobile games market, and our ability to successfully compete against a continually increasing number of developers of games and other mobile applications, many of whom are larger than us or have other competitive advantages, and the overall strength of the economy, particularly in the United States.  Our revenue also depends on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business.  For example, Apple has during the last several years made changes to its app store developer agreement relating to privacy and our ability to include some types of third-party advertising in our games.  In addition, in the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015, all new applications that are submitted to the Apple App Store must include 64-bit support, and beginning on June 1, 2015 all updates to existing applications must include 64-bit support.  Some of these changes have in the past, and may in the future, negatively impact our revenue and operating results.

Our net loss in the three months ended June 30, 2015 was $5.5 million versus net loss of $3.8 million in the three months ended June 30, 2014.  This increase in our net loss was primarily due to an increase in cost of revenue of $10.9 million, and an increase in operating expenses of $6.8 million.  These unfavorable factors were partially offset by an increase in revenue of $15.2 million.  See “—Results of Operations—Comparison of the Three Months Ended June 30, 2015 and 2014” below for further details.  Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British

Pound Sterling, Euro, Chinese Renminbi, and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2014 and the first six months of 2015.

Our net loss in the six months ended June 30, 2015 was $4.4 million versus a net loss of $3.6 million in the six months ended June 30, 2014. This increase in our net loss was primarily due to an increase in cost of revenue of $25.9 million and an increase in operating expenses of $14.9 million. These unfavorable factors were partially offset by an increase in revenue of $40.1 million. See “—Results of Operations—Comparison of the Six Months Ended June 30, 2015 and 2014” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses.  The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We expect our personnel costs to increase in 2015 over 2014, primarily due to our staffing of additional studio teams in North America, including the new studio added in Portland, Oregon in July, and through a full year with the increased personnel from our recent acquisitions of PlayFirst and Cie Games, which closed in May and August 2014, respectively.  We also plan to increase our spending on sales and marketing initiatives in 2015 compared to 2014 in connection with the launch and promotion of our games.

Cash and cash equivalents at June 30, 2015 totaled $189.7 million, an increase of $118.7 million from the $70.9 million balance at December 31, 2014. This increase was primarily due to the $125.2 million of net proceeds we received for the sale of 21,000,000 shares of our common stock to Red River Investment Limited, or Red River, an affiliate of Tencent Holdings Limited, or Tencent, during the second quarter and $3.6 million received from stock option exercises. These cash inflows were partially offset by $6.3 million of cash used in operations, which was primarily related to a $10.6 million increase in prepaid royalties associated with minimum guaranteed royalty payments made to secure licenses to well-known third party content for our games and $2.9 million of cash used in investing activities.  We plan to continue to be aggressive in securing partnerships with celebrities, Hollywood studios and other well-known brands and properties, which will require us to use some of our cash for minimum guaranteed royalty payments and to otherwise support the costs associated with building new games in connection with those partnerships, as well as for potential acquisitions and strategic investments.

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

ARPDAU is the total free-to-play smartphone revenue – consisting of micro-transactions, advertisements and offers – for the measurement period divided by the number of days in the measurement period divided by the DAU for the measurement period. ARPDAU reflects game monetization. Revenue for purposes of our ARPDAU calculation is our free-to-play revenue from micro-transactions, advertisements, and offers. Under our revenue recognition policy, we recognize this revenue over the estimated average playing period of a user, but our methodology for calculating our DAU does not align with our revenue recognition policy for micro-transactions and offers, under which we defer revenue. For example, if a title is introduced in the last month of a quarter, we defer a substantial portion of the micro-transaction and offer revenue to future months, but the entire DAU for the newly released title is included in the month of launch.

In addition, we also analyze social followers when determining which celebrities we might wish to partner with in developing games. Our social followers metric represents the aggregate number of individuals who follow our celebrity licensors on social media platforms (as reported by such platforms).  We calculate the aggregate number of social followers of a particular celebrity by adding the total followers of such celebrity on Facebook, Twitter, Instagram, Vevo and Vine.  There is fan overlap among these social channels and among our various celebrity licensors, and such aggregate numbers have not been deduplicated.  We use the number of social followers as a measure of the potential reach and engagement a particular celebrity may have with players of our games.

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

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended June 30, 2015 is aggregate daily DAU for the month of June 2015 calculated for all active smartphone titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2015		2014
	March 31	June 30	March 31	June 30
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	5,986	6,107	7,028	5,324
Aggregate MAU	54,605	59,565	64,472	51,857
Aggregate ARPDAU	$0.13	$0.10	$0.07	$0.08

The increase in aggregate DAU and MAU for the three months ended June 30, 2015 as compared to the same period of the prior year was primarily the result of increased downloads related to the launches of Contract Killer: Sniper, launched in the fourth quarter of 2014, Tap Sports Baseball 2015, launched in March 2015 and Cooking Dash 2016, launched in May 2015, as well as the continued strong performance of titles launched earlier in 2014 such as Kim Kardashian: Hollywood, and Racing Rivals. Our aggregate ARPDAU increased for the three months ended June 30, 2015 as compared to the same period of the prior year, as the percentage increase in aggregate DAU and MAU corresponded with a similar percentage increase in free-to-play revenue.  Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

The aggregate number of social followers of our celebrity partners as of August 3, 2015 was nearly 650.0 million, consisting of 189.2 million followers of Katy Perry, 102.0 million followers of Kim Kardashian West, 102.0 million followers of Nicki Minaj, 91.4 million followers of Britney Spears, 55.5 million followers of Kendall Jenner, 54.0 million followers of Jason Statham, and 52.1 million followers of Kylie Jenner.  There is fan overlap among these social channels and among the celebrities, and such aggregate numbers have not been deduplicated.

Significant Transactions

Tencent Investment

On April 29, 2015, we entered into a Purchase Agreement with Tencent Holdings Limited (“Tencent”) and Tencent’s controlled affiliate, Red River Investment Limited (“Red River”), pursuant to which we issued to Red River an aggregate of 21,000,000 shares of our common stock at a purchase price of $6.00 per share, for aggregate net proceeds of $125.2 million, after offering expenses.  We issued 12,500,000 of these shares to Red River on April 29, 2015 and issued the remaining 8,500,000 shares at a second closing on June 3, 2015.  In addition, we entered into a registration rights agreement with Tencent and Red River pursuant to which we agreed to file up to two registration statements with the SEC within 45 days of a request made by Red River at any time following the six month anniversary of the initial closing and to use all reasonable efforts to have such registration statement declared effective by the SEC within 120 days after such request.

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

Acquisition of PlayFirst

In May 2014, we completed the acquisition of PlayFirst, a developer of casual games for smartphones and tablets based in San Francisco, California. We acquired PlayFirst to leverage its casual game expertise, assembled workforce and existing mobile games in order to expand our game offerings on smartphones and tablets.  The purchase price consideration was $11.6 million, representing 2,954,659 shares of our common stock valued at $3.91 per share as of the closing date of the acquisition. The number of shares comprising the purchase price consideration was reduced from 3,000,000 shares to 2,954,659 shares due to a working capital adjustment. In addition, we withheld approximately 106,000 shares to cover stockholders’ agent expenses and tax obligations of some PlayFirst stockholders, which resulted in us issuing a total of 2,849,276 shares in the acquisition valued at $11.1 million and paying $412,000 of cash. Of the 2,849,276 shares issued in the acquisition, 1,500,000 shares are being held back and will be retained by us for 24 months from the closing date to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, we assumed approximately $3.5 million of PlayFirst net liabilities. During the third quarter of 2014, we and the stockholders’ agent under the merger agreement agreed that we were entitled to retain approximately 24,000 shares from the holdback due to a working capital adjustment, and an adjustment of $93,000 was made to goodwill representing the fair value of the shares on the date of acquisition. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the acquisition.  Our first title created by PlayFirst, Diner Dash, was released in the fourth quarter of 2014. Our second title, Cooking Dash 2016, was released in May 2015.

Public Offering

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

Critical Accounting Policies and Estimates

There were no significant changes in our Critical Accounting Policies and Estimates during the six months ended June 30, 2015 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended
	June 30,
	2015	2014
Revenue by Type	(In thousands)
Micro-Transactions	$46,345	$32,473
Advertisements	3,388	2,603
Offers	5,384	4,305
Other	1,033	1,529
Total Revenue	$56,150	$40,910

Our revenue increased $15.2 million, or 37.3%, from $40.9 million for the three months ended June 30, 2014 to $56.2 million for the three months ended June 30, 2015, which was primarily related to a $13.9 million increase in our revenue from micro-transactions (in-app purchases) and a $1.9 million increase in our revenue from advertisements and offers.  These increases were largely driven by the continued success of our Kim Kardashian: Hollywood title, which launched in late June 2014, our Racing Rivals title that we acquired in August 2014, our Contract Killer: Sniper title that launched in December 2014, our Tap Sports Baseball 2015 title that launched in March 2015 and our Cooking Dash 2016 title that launched in May 2015.  These increases were partially offset by a $496,000 decrease in premium and feature phone revenue due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphone and tablet devices.  We generate revenue from micro-transactions, advertisements and, offers, and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue.  For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenue for us than advertisements.  We rely on a very small portion of our total users for nearly all of our revenue derived from in-app purchases.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  Our revenue does not include approximately $31.2 million of revenue as of June 30, 2015 relating primarily to micro-transactions and offers that have been deferred over the weighted average useful lives of paying users.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated by end-user purchases made outside of the United Sates) decreased by $456,000, from $19.3 million in the three months ended June 30, 2014 to $18.8 million in the three months ended June 30, 2015. This was primarily related to a $1.2 million decrease in our APAC revenue, and was partially offset by a $772,000 increase in our Americas (excluding United States) and EMEA revenue.

Cost of Revenue

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$21,320	$12,432
Amortization of intangible assets	2,434	441
Total cost of revenue	$23,754	$12,873
Revenue	$56,150	$40,910
Gross margin	57.7%	68.5%

Our cost of revenue increased $10.9 million, or 84.5%, from $12.9 million in the three months ended June 30, 2014 to $23.8 million in the three months ended June 30, 2015. This increase was primarily due to a $4.1 million increase in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, a $4.7 million increase in royalties associated with an increase in royalty-burdened revenue,  and a $2.0 million increase in amortization of intangible assets primarily associated with intangible assets purchased in our PlayFirst and Cie Games acquisitions.  Revenue attributable to games based upon original intellectual property decreased as a percentage of revenue from 91.5% in the three months ended June 30, 2014 to 45.5% in the three months ended June 30, 2015, primarily due to an increase in sales of games based on, or that significantly incorporate third-party licensed content, in particular our Kim Kardashian: Hollywood game. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 30.8% in the three months ended June 30, 2014 to 16.6% in the three months ended June 30, 2015, due to lower royalty rates for distribution of some games based on or significantly incorporating third-party licensed content.   Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue increased from 2.9% in the three months ended June 30, 2014 to 10.5% in the three months ended June 30, 2015. We expect our cost of revenue to continue to rise in 2015 as royalty payments increase and other expenses continue to rise.

Research and Development Expenses

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Research and development expenses	$18,308	$17,297
Percentage of revenue	32.6%	42.3%

Our research and development expenses increased $1.0 million, or 5.8%, from $17.3 million in the three months ended June 30, 2014 to $18.3 million in the three months ended June 30, 2015. The increase in research and development costs was primarily due to a $2.0 million increase in salaries and benefits and variable compensation, as our research and development headcount increased from 445 employees at June 30, 2014 to 591 employees at June 30, 2015, resulting primarily from headcount added through our Cie Games acquisition in the third quarter of 2014 and the addition of studio personnel throughout North America, as well as the $1.1 million increase in outside services primarily related to external development. These increases in research and development expenses were partially offset by a $2.8 million decrease in stock-based compensation, as stock-based compensation expense attributable to the contingent consideration that was issuable to the employees who were former shareholders of Blammo became fully vested during the third quarter of 2014.  As such, stock-based compensation during the three months ended June 30, 2015 did not include additional such expense for consideration payable to the former Blammo shareholders.  As a percentage of revenue, research and development expenses decreased from 42.3% in the three months ended June 30, 2014 to 32.6% in the three months ended June 30, 2015.  Research and development expenses included $836,000 of stock-based compensation expense in the three months ended June 30, 2015 and $3.6 million in the three months ended June 30, 2014.  We anticipate that our research and development expenses will increase in absolute dollars during 2015 due primarily to our plans to staff additional studio teams in North America, including our new studio in Portland, Oregon, and as we develop games with differentiated engines, greater complexity, higher production values and additional social features.

Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Sales and marketing expenses	$12,771	$7,989
Percentage of revenue	22.7%	19.5%

Our sales and marketing expenses increased approximately $4.8 million, or 59.9%, from $8.0 million in the three months ended June 30,  2014 to $12.8 million in the three months ended June 30, 2015.  The increase was primarily due to a $4.6 million increase in marketing promotions associated with our free-to-play games, and a $92,000 increase in stock based compensation as our sales and marketing headcount increased from 51 at June 30, 2014 to 56 at June 30, 2015. As a percentage of revenue, sales and marketing expenses increased from 19.5% in the three months ended June 30, 2014 to 22.7% in the three months ended June 30, 2015.  Sales and marketing expenses included $282,000 of stock-based compensation expense in the three months ended June 30, 2015 and $190,000 in the three months ended June 30, 2014.    We expect our sales and marketing expenditures to continue to increase in 2015 in absolute dollars in connection with the sales and marketing initiatives we intend to undertake related to our existing games and the new free-to-play games that we expect to release during 2015.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
General and administrative expenses	$7,429	$6,131
Percentage of revenue	13.2%	15.0%

Our general and administrative expenses increased $1.3 million, or 21.2%, from $6.1 million in the three months ended June 30, 2014 to $7.4 million in the three months ended June 30, 2015. The increase in general and administrative expenses was primarily due to a $1.1 million increase in stock-based compensation due to stock-based awards issued to in 2014 and in the first six months of 2015, and a $512,000 increase in salaries, benefits and variable compensation resulting from higher attainment of employee and executive bonuses in the first quarter of 2015 and an increase in the annual base salaries for our executives and employees. This increase was offset by a $531,000 decrease in the fair market value of contingent consideration issued to Blammo non-employee shareholders as the Blammo earn out had been fully earned in 2014. Our general and administrative headcount increased from 66 employees at June 30, 2014 to 85 employees at June 30, 2015. As a percentage of revenue, general and administrative expenses decreased from 15.0% in the three months ended June 30, 2014 to 13.2% in the three months ended June 30, 2015. General and administrative expenses included $1.9 million of stock-based compensation expense in the three months ended June 30, 2015 and $771,000 in the three months ended June 30, 2014.    We expect our general and administrative expenditures to continue to increase in terms of absolute dollars in 2015 as we expand to support a greater number of development teams and product launches.

Other Operating Expenses

Our amortization of intangible assets decreased from $127,000 in the three months ended June 30, 2014 to $32,000 in the three months ended June 30, 2015 due to the non-compete agreements associated with our acquisition of Blammo in August 2011 being fully amortized in the first quarter of 2015.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, increased from a net expense of $24,000 in the three months ended June 30, 2014 to a net expense of $174,000 in the three months ended June 30, 2015. This increase was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit/(Expense)

Our income tax expense changed from $78,000 in the three months ended June 30, 2014 to a tax benefit of $809,000 in the three months ended June 30, 2015.  The change in income tax provision is due to changes in pre-tax income in the United States and certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At June 30, 2015, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $103,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended
	June 30,
	2015	2014
Revenue by Type	(In thousands)
Micro-Transactions	$105,653	$68,609
Advertisements	5,958	4,569
Offers	12,166	9,480
Other	1,843	2,832
Total Revenue	$125,620	$85,490

Our revenue increased $40.1 million, or 46.9%, from $85.5 million for the six months ended June 30, 2014 to $125.6 million for the six months ended June 30, 2015, which was primarily related to a $37.0 million increase in our revenue from micro-transactions (in-app purchases) and a $4.1 million increase in our revenue from advertisements and offers. These increases were largely driven by the success of our Kim Kardashian: Hollywood and Racing Rivals titles during the first six months of 2015, as well as the success of our Contract Killer: Sniper title that we launched in the fourth quarter of 2014 and our Tap Sports Baseball 2015 title that we launched in March 2015. These increases were partially offset by a $989,000 decrease in premium and feature phone revenue due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphone and tablet devices.

International revenue increased by $3.5 million,  from $40.5 million in the six months ended June 30, 2014 to $43.9 million in the six months ended June 30, 2015.  This increase was primarily related to a $5.6 million increase in our Americas (excluding United States) and EMEA revenue, and was partially offset by a $2.1 million decrease in our APAC revenue.

Cost of Revenue

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cost of revenue:
Royalties	$47,630	$25,634
Amortization of intangible assets	4,868	995
Total cost of revenue	$52,498	$26,629
Revenue	$125,620	$85,490
Gross margin	58.2%	68.9%

Our cost of revenue increased $25.9 million, or 97.1%, from $26.6 million in the six months ended June 30, 2014 to $52.5 million in the six months ended June 30, 2015. This increase was primarily due to a $10.9 million increase in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, an $11.2 million increase in royalties associated with an increase in royalty-burdened revenue,  and a $3.9 million increase in amortization of intangible assets primarily associated with intangible assets purchased in our PlayFirst and Cie Games acquisitions.  Revenue attributable to games based upon original intellectual property decreased as a percentage of revenue from 91.5% in the six months ended June 30, 2014 to 43.3% in the six months ended June 30, 2015, primarily due to an increase in sales of games based on, or that significantly incorporate third-party licensed content, in particular our Kim Kardashian: Hollywood game. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 24.8% in the six months ended June 30, 2014 to 18.3% in the six months ended June 30, 2015, due to lower royalty rates for distribution of some games based on or significantly incorporating third-party licensed content.   Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue increased from 2.3% in the six months ended June 30, 2014 to 10.4% in the six months ended June 30, 2015.

Research and Development Expenses

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Research and development expenses	$36,551	$32,876
Percentage of revenue	29.1%	38.5%

Our research and development expenses increased $3.7 million, or 11.2%, from $32.9 million in the six months ended June 30, 2014 to $36.6 million in the six months ended June 30, 2015. The increase in research and development costs was primarily due to a $5.3 million increase in salaries and benefits and variable compensation, as our research and development headcount increased from 445 employees at June 30, 2014 to 591 employees at June 30, 2015, resulting primarily from headcount added through our PlayFirst and Cie Games acquisitions in the second and third quarters of 2014, respectively, a $1.5 million increase in outside services related to external development, as well as a $1.4 million increase in allocated facilities and depreciation expenses related primarily to costs allocated to PlayFirst and Cie Games. These increases in research and development expenses were partially offset by a $4.3 million decrease in stock-based compensation, as stock-based compensation expense attributable to the contingent consideration that was issuable to the employees who were former shareholders of Blammo became fully vested during the third quarter of 2014.  As such, stock-based compensation during the six months ended June 30, 2015 did not include additional such expense for consideration payable to the former Blammo shareholders.  As a percentage of revenue, research and development expenses decreased from 38.5% in the six months ended June 30, 2014 to 29.1% in the six months ended June 30, 2015.

Research and development expenses included $1.6 million of stock-based compensation expense in the six months ended June 30, 2015 and $5.9 million in the six months ended June 30, 2014.

Sales and Marketing Expenses

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Sales and marketing expenses	$25,209	$17,474
Percentage of revenue	20.1%	20.4%

Our sales and marketing expenses increased approximately $7.7 million, or 44.3%, from $17.5 million in the six months ended June 30, 2014 to $25.2 million in the six months ended June 30, 2015. The increase was primarily due to a $7.1 million increase in marketing promotions associated with our free-to-play games, an increase of $365,000 in salaries, benefits and variable compensation, and a $210,000 increase in stock based compensation, as our sales and marketing headcount increased from 51 at June 30, 2014 to 56 at June 30, 2015. As a percentage of revenue, sales and marketing expenses decreased from 20.4% in the six months ended June 30, 2014 to 20.1% in the six months ended June 30, 2015.  Sales and marketing expenses included $500,000 of stock-based compensation expense in the six months ended June 30, 2015 and $291,000 in the six months ended June 30, 2014.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
General and administrative expenses	$14,835	$11,057
Percentage of revenue	11.8%	12.9%

Our general and administrative expenses increased $3.8 million, or 34.2%, from $11.1 million in the six months ended June 30, 2014 to $14.8 million in the six months ended June 30, 2015. The increase in general and administrative expenses was primarily due to a $1.9 million increase in salaries, benefits and variable compensation, a resulting from higher attainment of employee and executive bonuses in the first half of 2015 and an increase in the annual base salaries for our executives and employees, a $1.7 million increase in stock-based compensation due to stock-based awards issued in the first half of 2015, and a $565,000 increase due to litigation costs. This increase was offset by an $835,000 decrease in the fair market value of contingent consideration issued to Blammo non-employee shareholders. Our general and administrative headcount increased from 66 employees at June 30, 2014 to 85 employees at June 30, 2015. As a percentage of revenue, general and administrative expenses decreased from 12.9% in the six months ended June 30, 2014 to 11.8% in the six months ended June 30, 2015. General and administrative expenses included $3.1 million of stock-based compensation expense in the six months ended June 30, 2015 and $1.3 million in the six months ended June 30, 2014.

Other Operating Expenses

Our amortization of intangible assets decreased from $254,000 in the six months ended June 30, 2014 to $159,000 in the six months ended June 30, 2015 due to the non-compete agreements associated with our acquisition of Blammo, in August 2011 being fully amortized in the first quarter of 2015.

Interest and Other Income/ (Expense), Net

Interest and other income/(expense), net, increased from a net expense of $154,000 in the three months ended June 30, 2014 to a net expense of $458,000 in the six months ended June 30, 2015. This increase was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit/(Expense)

Our income tax expense decreased from $522,000 in the six months ended June 30, 2014 to $295,000 in the six months ended June 30, 2015.  The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows (used in)/provided by operating activities	(6,286)	8,768
Cash flows used in investing activities	(2,889)	(1,586)
Cash flows provided by financing activities	128,070	35,740

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities, although we did realize cash flows provided by operating activities of $30.6 million for the year ended December 31, 2014.  As of June 30, 2015, we had an accumulated deficit of $248.4 million.

Operating Activities

In the six months ended June 30, 2015, net cash used in operating activities was $6.3 million,  which was primarily due to a $10.6 million increase in prepaid royalties, a $6.1 million decrease in deferred revenue, a $4.0 million decrease in accrued royalties, and a $783,000 decrease in accrued compensation. These amounts were partially offset by a $7.1 million decrease in accounts receivable, a $783,000 decrease in prepaid expenses and other current assets, and adjustments for non-cash items, including amortization of intangible assets of $5.0 million,  stock-based compensation  expense of $5.2 million,  depreciation expense of $1.4 million, and a non-cash foreign currency translation loss of $416,000.

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

Investing Activities

In the six months ended June 30, 2015, we used $2.9 million of cash for investing activities primarily related to acquisition consideration paid to former Cie Games stockholders of $1.6 million,  property and equipment purchases of $1.0 million, and other investments of $250,000.

In the six months ended June 30, 2014, we used $1.6 million of cash for investing activities primarily related to the renovation of our new San Francisco headquarters and our Washington development studio, as well as capitalization of game development software.

Financing Activities

In the six months ended June 30, 2015, net cash provided by financing activities was $128.1 million due primarily to the aggregate net proceeds of $125.2 million, after offering expenses, we received in connection with the purchase of 21,000,000 shares of our common stock by Red River, as well as $4.8 million related to option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $1.9 million of taxes paid related to net share settlement of RSUs vested through the second quarter of 2015.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $189.7 million as of June 30, 2015.  Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $7.3 million as of June 30, 2015, most of which were held by our United Kingdom, China, and Russia subsidiaries.  Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.  We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

As discussed in “Significant Transactions” above, on April 29, 2015, we received aggregate net proceeds of $125.2 million, after offering expenses, in connection with the purchase by Red River of 21,000,000 shares of our common stock

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations.  We believe our cash and cash equivalents and cash inflows in the second half of 2015 will be sufficient to meet our anticipated cash needs for at least the next 12 months; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect our use of cash to fund minimum guaranteed royalty payments to rise during the second half of 2015 as we increase the number of games we develop incorporating third party licensed property, including signing Hollywood and other celebrity license partners with significant minimum guaranteed royalty requirements.  If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments, which would negatively impact our operating results.  In addition, we expect our use of cash to pay salaries and other costs related to headcount will rise during 2015 as we plan to staff additional studio teams in North America.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2015:

	Payments Due by Period
	Total	2015 (remaining six months)	2016-2018	2019-2020	Thereafter
	(In thousands)
Operating lease obligations	$15,549	$2,464	$10,447	$2,638	$—
Guaranteed royalties(1)	9,553	5,953	3,600	—	—
Developer commitments(2)	100	100		—	—
Uncertain tax position obligations, including interest and penalties(3)	1,063	120	943	—	—
Total contractual obligations	$26,265	$8,637	$14,990	$2,638	$—

(1)

We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games for mobile devices.  Pursuant to some of these agreements, we are required to pay minimum guaranteed royalties or license fees as up-front payments or over the term of the agreement regardless of actual game sales.  Future minimum guaranteed royalty payments as of June 30, 2015 were $9.6 million, which are due over the next one to three years.

(2)

From time to time we contract with various external software developers (“third-party developers”) to design and develop its games.  We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. As of June 30, 2015, there was $100,000 of unpaid future developer commitments.

(3)

As of June 30, 2015, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” and “accounts payable” on our unaudited condensed consolidated balance sheets. As of June 30, 2015, the settlement date of $943,000 of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Our market risk profile has not changed significantly during the six months ended June 30, 2015.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio.  As of June 30, 2015, we had no short-term investments and substantially all $189.7 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest.  Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of June 30, 2015 and December 31, 2014, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, Hong Kong, India, Russia, Japan, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At June 30, 2015, Apple Inc. (“Apple”) accounted for 51.6%, Google Inc. (“Google”) accounted for 14.7%, and Jirbo Inc. (dba AdColony) accounted for 11.9% of our total accounts receivable.  At December 31, 2014, Apple accounted for 55.0% and Google accounted for 15.2% of total accounts receivable.  No other customer or Digital Storefront represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 20 different currencies, and in 2014 and the first six months of 2015, some of these currencies fluctuated significantly. Our revenue are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 5, 2014, we filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California alleging that Hothead had willfully infringed certain of our copyrights and trade dress contained in its Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  On August 3, 2015, we entered into a settlement agreement with Hothead to resolve our claims.  Hothead has agreed to make payments to us, including ongoing payments.  We anticipate filing a dismissal of the case, and Hothead will continue to publish the Kill Shot game.

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

We have incurred significant losses since inception, and as of June 30, 2015, we had an accumulated deficit of $248.4 million.  Although we achieved profitability and significant growth in revenue in 2014, we experienced a net loss for the three and six months ended June 30, 2015, and our profitability and growth in 2014 was primarily related to the success of our Kim Kardashian: Hollywood game.  We do not expect in 2015 to maintain the rate of annual revenue growth we experienced in 2014.  We do, however, expect our costs to continue to rise in 2015 as we implement additional initiatives designed to increase revenue, such as developing games with greater complexity, higher production values and integrating additional social features (particularly with respect to the new celebrity titles we plan to launch in 2015 and 2016, which we believe may require differentiated game engines to be successful and avoid cannibalization of revenue from our other celebrity games).  Our costs are also rising as we make additional investments related to our continued transition to becoming a games-as-a-service, or GaaS, company, increase the amount we spend in acquiring new players and otherwise marketing our new titles (particularly since advertising costs in our industry have generally been rising), and increase the amount we pay for minimum guaranteed royalties to secure licenses to third party intellectual property (particularly with regards to celebrity licensors).  In addition, we have and intend to continue to increase headcount during 2015 to bolster our North American development studios and to add a  new studio in Portland, Oregon.  If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will incur losses and will not be able to maintain profitability on a sustained basis.

We have a relatively new and evolving business model.

In early 2010, we changed our business model to focus on becoming a leading developer and publisher of “free-to-play” games for smartphone and tablet devices.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.  We launched our first free-to-play titles in the fourth quarter of 2010, so we have a relatively short history operating under this business model.  This limits the experience upon which we can draw when making operating decisions.  In addition, following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform.  We are partnering with A-list celebrities and Hollywood film studios to selectively collaborate on future games, and if those games fail to perform to expected levels, our revenue could be limited and our business and operating results would suffer.  In addition, part of our strategy is to continue transitioning towards becoming a GaaS company, and we may not successfully execute this transition.  Our efforts to develop free-to-play games, Hollywood and other celebrity games and our transition towards becoming a GaaS company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

•

we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our limited experience in offering the features that are often associated with free-to-play games published by GaaS companies, such as tournaments, live events and more frequent content updates;

•

future Hollywood and other celebrity games that we release may fail to resonate with consumers, may cannibalize revenue from our existing games, and may cost more to build than other titles due to the need to differentiate gameplay among titles.  It is unclear whether future celebrity-based games have the potential to generate revenue at levels similar to our Kim Kardashian: Hollywood title or whether these games can be successful at all, including that the number of social media followers for a particular celebrity may have limited impact on the financial success of a title;

•

we intend to continue to develop a significant number of games based upon our own intellectual property, rather than well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games;

•

many well-funded public and private companies have released, or plan to release, free-to-play games, including those provided under the GaaS model and those partnering with Hollywood film franchises and other celebrities, and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;

•

free-to-play games, including those delivered as a service, and particularly those featuring celebrities,  have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•

our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring, the greater difficulty in achieving high Top Free storefront rankings due to the increased popularity of social media applications, and the relatively large file size of some of our games—

our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which at best only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device, and Apple’s new requirement that games released on the Apple App Store include 64-bit support will result in an increase in the file sizes of our games, potentially making our games more difficult for our players to download;

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

•

we may have difficulty hiring the additional monetization, live operations, server technology, user experience and product management personnel that we require to support our continued transition to becoming a GaaS company and to building the premier celebrity gaming platform, or may face difficulties in developing our GaaS technology platform and incorporating it into our products or developing unique;

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

We rely on a very small portion of our total players for nearly all of our revenue that we derive from in-app purchases.

Since our free-to-play games can be downloaded and played for free, we have succeeded in generating a significant number of game installations and significant user-base growth.  However, we rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers).  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events. To significantly increase our revenue, we must increase the number of players who convert into paying players by making in-app purchases, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user).  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not succeed in our transition to becoming a GaaS company.  If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 60.8% of our total revenue for the six months ended June 30, 2015 compared with 59.1% of our total revenue for the six months ended June 30, 2014.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 53.2% and 47.2% of our total revenue for the six months ended June 30, 2015 and 2014, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 37.2% and 37.0% of our total revenue for the six months ended June 30, 2015 and 2014, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 26.7% and 25.7% of our total revenue for the six months ended June 30, 2015 and 2014, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in 2014 being featured on their storefronts when they were commercially released.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms.  In addition, currently neither Apple nor Google charges a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

 We also rely on the continued functioning of the Apple App Store and the Google Play Store.  In the past these digital storefronts have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality.  For example, on March 11, 2015, the Apple App Store experienced an approximately 12-hour global outage, which resulted in players and potential players of our games being unable to download our games and unable to make in-app purchases within our games during such outage.  If such events recur on a prolonged basis or other similar issues arise that impact our ability to generate revenue from these storefronts, it would have a material adverse effect on our revenue and operating results.  In addition, if these storefront operators fail to provide high levels of service, our players’ ability to access our games may be interrupted or players may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand.

The operators of digital storefronts on which we publish our free-to-play games and the advertising channels through which we acquire some of our players in many cases have the unilateral ability to change and interpret the terms of our and others’ contracts with them.

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer.  These offers accounted for approximately one-third of our smartphone revenue during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenue thereafter.  In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers.  Most recently, Apple implemented restrictions related to games that include guns, including changing its game rating methodology, which has resulted in all of our games that include gun violence receiving a 17+ rating, and prohibiting some depictions of guns in game icons and other storefront art; these restrictions, could potentially negatively impact the number of people playing these “shooter” games and the revenue we generate from these games.  In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting some types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenue, and any prohibition of these advertisements would have had a negative impact on our revenue.  If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

In addition, in the first quarter of 2014, Facebook prohibited HasOffers, whose software development kit we had incorporated into our games to track advertising metrics, from participating in Facebook’s mobile measurement program because Facebook asserted that HasOffers had violated its agreement with Facebook.  As a result, we removed HasOffers’ software development kit from our games and replaced it with software from a new vendor.  While this change did not adversely impact our revenue or operations, any similar changes or prohibitions in the future could negatively impact our revenue or otherwise materially harm our business, and we may not receive significant or any advance warning of such changes.

Apple’s requirement that beginning February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support and be built with the iOS 8 software development kit, could harm our business.

In the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support and be built with the iOS 8 software development kit.  We have not in the past built our games to include 64-bit support nor did the Unity development engine that we utilize to create many of our games support 64-bit development; however, we are currently working with Unity to ensure that we meet Apple’s requirement.  Building our games to support 64-bit development will increase the file sizes of our games making it more difficult for players to download our games and negatively impacting the number of downloads and active users of our titles, particularly if we are unable to keep file sizes below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks).  For example, we launched our Mission Impossible: Rogue Nation title on the Apple App Store on July 14, 2015, and while the title met Apple’s 64-bit requirement, the file size of the game was 148 megabytes.    We currently expect, at least in the short-term, that some of our games built on the Unity engine will continue to exceed 100 megabytes.  Reduced downloads would negatively impact our revenue and increase our operating expenses, including through increased user acquisition costs.  Many of our competitors utilize their own internal development engines to build their games, which may better position them to comply with the 64-bit requirement and keep the file sizes of their games below 100 megabytes.  In addition, due to the expense involved in supporting 64-bit development, we will likely not continue updating some of our existing games after June 1, 2015 that we otherwise would have continued to update due to the cost of upgrading such games to 64-bit versus our expected returns for such games, which will cause the revenue that we generate from these games to decline more quickly than they otherwise would have.

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

We compete with a continually increasing number of companies, including Activision, DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon, Warner

Brothers and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, Storm 8/Team Lava and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Snapchat, Twitter and YouTube.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 1.7 million applications, including more than 380,000 active games, were available on Apple’s U.S. App Store as of June 2015.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;
•	greater experience with the free-to-play games, GaaS business models, building social and community features into mobile games and more effective game monetization;
•	stronger brand and consumer recognition regionally or worldwide;
•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	larger installed user bases from their existing mobile games;
•	larger installed user bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;
•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;
•	lower labor and development costs and better overall economies of scale;
•	greater platform-specific focus, experience and expertise; and
•	broader global distribution and presence.

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

Our revenue and operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition, we may not be able to accurately predict our future revenue or results of operations.  We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed.  As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter.

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
•

the number and timing of new games released by us and our competitors, particularly those games that may represent a significant portion of revenue in a quarter, which timing can be impacted by internal development delays, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;

•	changes in the prominence of storefront featuring for our games and those of our competitors;
•	the loss of, or changes to, one of our distribution platforms;
•	changes to the Apple iOS platform or the Google Android platform that we are not able to adapt to our game offerings;
•	fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;
•	changes in the mix of revenue derived from games based on original intellectual property versus licensed intellectual property;
•	changes in the mix of revenue derived from in-app purchases, advertisements and offers, which mix often depends on the nature of new titles launched during the quarter;

•	changes in the mix of revenue derived from first party titles and third party titles;
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

•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2012 we impaired $3.6 million of our goodwill related to our APAC reporting unit and in 2013, 2014, and the first half of 2015 we impaired $435,000, $257,000, and $89,000 respectively, related to contractual minimum guarantee commitments in our Glu Publishing business; and

•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games and social media applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect is magnified for our most successful games, such as Kim Kardashian: Hollywood, Racing Rivals and Deer Hunter 2014.  It is difficult to predict when and how quickly one of our games will decline.  As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games.  If rates of decline are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, even for games based on highly popular celebrities such as Katy Perry.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we do not successfully establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships.  Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property and our game franchises.  Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games, including integrating the level of social and community features appropriate for a game’s target audience and partnering with celebrities that have tens to hundreds of millions of social media followers.  If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers.  Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games.  If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase and our business, operating results and financial condition could suffer.

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

We have depended on a small number of games for a significant portion of our revenue in recent fiscal periods. If these games do not continue to succeed or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time.  Despite only having been launched in June 2014, Kim Kardashian: Hollywood was our largest revenue generating title in 2014, with Deer Hunter 2014 also accounting for more than 10% of our revenue in 2014; no other game accounted for more than 10% of our revenue in 2014.  While Kim Kardashian: Hollywood continued to account for a significant portion of our revenue during the first half of 2015, we expect revenue from this title to continue to decline from its peak in the third quarter of 2014.  In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts though social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenue, which, in part, contributed to our revenue declining from the second quarter of 2012.  In addition, actual or perceived overlap in the audiences of potential celebrity partners for our games could hinder our ability to sign additional celebrity partners.  Actual overlap in the audiences for our different celebrity games could also result in cannibalization of revenue of our own games, and differentiating the game engines for our various celebrity titles could lead to increased development costs and potential product launch delays.  Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenue.  If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenue could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenue or end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day.  In addition, Amazon effected a large scale maintenance reboot of a portion of its systems during September 2014 to remedy a security flaw.  While neither of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and in November 2014, March 2015 and April 2015, we experienced similar outages with respect to our Racing Rivals game.  In addition, in the fourth quarter of 2013, our Eternity Warriors 3 title was inoperable for approximately eight consecutive hours due to technical issues with our GaaS platform.  We were also the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums.  In October 2013, we were also the victim of a “CryptoLocker” ransomware attack that temporarily prevented our access to sensitive company files.  Although these incidents did not result in a material loss of revenue, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue.  As we continue to grow and expand our business, including increasing our international presence in China and elsewhere, we may place ourselves at increased risks of cyber attacks, such as the denial of service attacks that affected Sony Pictures in the fourth quarter of 2014.  Further, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose players of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could harm our reputation or cause us to lose players or revenue or incur substantial repair costs and distract management from operating our business.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those running the Android operating system, our revenue and financial results could suffer.

We derive the majority of our revenue from the sale of virtual goods within our games for smartphones and tablets that run Apple’s iOS or Google’s Android operating system.  Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store.  For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 1,000 Android-based devices that are commercially available, many of which have different technical requirements.  Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area.  These additional costs could harm our business, operating results and financial condition.  In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins.  If we fail to maintain or enhance our porting capabilities, our revenue and financial results could suffer.

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

We derive a significant portion of our revenue from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenue we receive from these sources, it would negatively impact our operating results.

We derive revenue from our free-to-play games through in-app purchases, advertisements and offers.  We incorporate advertisements and offers into our games by implementing third parties’ software development kits.  We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base.  If we exhaust the available inventory of these third parties, it will negatively impact our revenue.  If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenue, at least in the short term.  Furthermore, the revenue that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenue in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

In addition, the actions of the storefront operators can also negatively impact the revenue that we generate from advertisements and offers.  For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer.  These offers accounted for approximately one-third of our revenue during the three months ended September 30, 2011, and our inability to use such offers has negatively impacted our revenue.  In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting certain types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenue, and any prohibition of these advertisements would have had a negative impact on our revenue.  Any similar changes in the future that impact our revenue that we generate from advertisements and offers could materially harm our business.

We may not, or may be unable to, renew our existing celebrity, brand and other content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenue if we fail to replace such revenue with revenue from games based on our own intellectual property.

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014 and 43.3% in the first six months of 2015, largely due to the success of Kim Kardashian: Hollywood and, to a lesser extent, Racing Rivals, Robocop:  The Official Game, Tap Sports: Baseball and Tap Sports Baseball 2015. We expect our revenue derived from games based on or substantially incorporating third party intellectual property to increase further in 2015, as we expect to continue to derive significant revenue from Kim Kardashian: Hollywood,  Racing Rivals and Tap Sports Baseball 2015 and as we release games based on newly licensed brands, properties and other content, including through our partnerships with celebrity licensors, and games based on the James Bond and Mission Impossible motion picture franchises.  Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new celebrities on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating third-party licensed brands, properties, celebrities and other content typically requires that we make minimum guaranteed royalty payments, and to the extent such payments become impaired, our operating results would be harmed.

In connection with recently announced partnerships and other potential partnerships with celebrities and other third-party brands, properties and content, we have incurred and expect to continue to incur significant minimum guaranteed royalty requirements at a rate substantially higher than in prior years.  As a result, we may incur increased levels of impairments on such prepaid royalty guarantees if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2013, 2014, and the first half of 2015 we impaired $435,000, $257,000, and $89,000 respectively, related to contractual minimum guarantee commitments in our Glu Publishing business.  As a result, our impairments on prepaid royalty guarantees may rise in 2015 or in later periods.

We publish games developed by third parties, which exposes us to a number of potential operational and legal risks.

Our Glu Publishing team is focused on entering into relationships with developers of games, primarily in Asian and Eastern European markets, where we will localize and globally publish those games.  Our Glu Publishing business exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guaranteed royalties in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  The games may not be commercially successful if they do not appeal to a Western audience, if our limited experience in publishing other developers’ games leads to unexpected results or for any other reason, which would negatively impact our operating results.  Further, in the third quarter of 2013, we were required to take an impairment charge of $435,000 related to certain minimum guarantee commitments and took impairment charges totaling $257,000 during 2014, and $89,000 in the first half of 2015. In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel.  In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company and building the premier celebrity gaming platform.  Competition for qualified management, game development and other staff is intense.  Attracting and retaining qualified personnel may be particularly difficult for us if our stock price declines from current levels, since individuals may elect to seek employment with other companies that they believe have better long-term prospects.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming, operating a GaaS company, monetization and social and community features in particular, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

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

Tencent, through its controlled affiliate, held approximately 16.1% of the aggregate voting power of the Company as of June 30, 2015, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of the Company.   Tencent’s investment and position with the Company could also discourage others from pursuing any potential acquisition of the Company, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies.  Due to recent economic events, the frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards.  Policies affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue.  For example, the accounting for revenue derived from smartphone platforms and free-to-play games, particularly with regard to revenue generated from online digital storefronts, is still evolving and, in some cases, uncertain.  In particular, we were required to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to restate or revise the financial statements contained in those reports (including for the year ended December 31, 2011) because we did not correctly apply the applicable revenue recognition accounting guidance relating to our smartphone revenue.  While we believe that we are now correctly accounting for our smartphone revenue, this is an area that continues to involve significant discussion among accounting professionals and which is not completely settled.  It is possible that the relative application, interpretation and weighting of the factors that relate to whether we should be considered the principal in the sales transaction of games sold through digital storefronts may evolve, and we may in the future conclude that our new accounting policy for smartphone revenue, as reflected in the restated financial statements, is incorrect, which could result in another restatement of affected financial statements.  In addition, we currently defer revenue related to virtual goods and currency over the average playing period of paying users, which approximates the estimated weighted average useful life of the transaction.  While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change.  Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied to the current quarter  and prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users.  Any changes in our estimates of useful lives of these virtual items may result in our revenue being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.  As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for our smartphone revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.  In connection with the restatement of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  Based on this reassessment using the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, management had concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of a material weakness related to the application of revenue accounting guidance to our smartphone revenue for sales through digital storefronts.  This control deficiency resulted in the misstatement of our revenue and cost of revenue, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years).  Although we have remediated this material weakness, if we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2013, 2014, and the first half of 2015, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. Conversely, the current economic crisis in Russia has led to a significant devaluation of the Ruble compared to the U.S. Dollar, which has reduced the effective salaries of our employees in our Moscow studio.  As a result, we may be at risk of losing key employees to competitors who are willing to offer higher effective wages. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 35.0% and 47.3% of our revenue during the six months ended June 30, 2015 and 2014, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia.  We expect to increase our international presence, and we expect international sales will continue to be an important component of our revenue, particularly in APAC markets.  Risks affecting our international operations include:

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

If we fail to deliver our games at the same time as new mobile devices are commercially introduced, our revenue may suffer.

Our business depends, in part, on the commercial introduction of new mobile devices with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage.  For example, the introduction of new and more powerful versions of Apple’s iPhone and iPad and devices based on Google’s Android operating system, have helped drive the growth of the mobile games market.  In addition, consumers generally purchase the majority of content, such as our games, for a new device within a few months of purchasing it.  We do not control the timing of these device launches.  The mobile games market could also be disrupted by new technologies, such as the introduction of next generation virtual reality devices.  Some manufacturers give us access to their new devices prior to commercial release.  If one or more major manufacturers were to stop providing us access to new device models prior to commercial release, we might be unable to introduce games that are compatible with the new device when the device is first commercially released, and we might be unable to make compatible games for a substantial period following the device release.  If we do not adequately build into our title plan the demand for games for a particular mobile device or experience game launch delays, we miss the opportunity to sell games when new mobile devices are shipped or our end users upgrade to a new mobile device, our revenue would likely decline and our business, operating results and financial condition would likely suffer.

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

If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language).  Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games.  In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenue in China.  Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only one issued U.S. patent, and have filed only six patent applications and inherited an additional two patent applications through acquisitions, so we will not be able to protect the vast majority of our technologies from independent invention by third parties.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believe infringes certain Glu copyrights and trade dress contained in our Deer Hunter 2014 game.  We initiated litigation against Hothead Games related to their Kill Shot game, which we recently agreed to settle.  To the extent competitors continue to copy our games, it could reduce our revenue that we generate from these games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may have to institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

“Cheating” programs, scam offers, black-markets and other offerings or actions by unrelated third parties that seek to exploit our games and players affect the game-playing experience and may lead players to stop playing our games or divert revenue to unrelated third parties.

Unrelated third parties have developed, and may continue to develop, “cheating” programs, scam offers, black-markets and other offerings that may decrease our revenue generated from our virtual economies, divert our players from our games or otherwise harm us.  Cheating programs enable players to exploit vulnerabilities in our games to obtain virtual currency or other items that would otherwise generate in-app purchases for us, play the games in automated ways or obtain unfair advantages over other players who do play fairly.  Unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits.  We devote resources to discover and disable these programs and activities, but if we are unable to do so in a prompt and timely manner, our operations may be disrupted, our reputation damaged and players may play our games less frequently or stop playing our games altogether.  This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of our virtual currency and goods, and increased customer service costs needed to respond to disgruntled players.

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

Third parties publish daily data about us and other mobile gaming companies with respect to downloads of our games, daily and monthly active users and estimated revenue generated by our games.  These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms or the revenue generated by our games.  To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our common stock may be affected by such third party data and may not reflect the actual performance of our business.

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

GLU MOBILE INC.
Date: August 7, 2015	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.01	Registration Rights Agreement dated as of April 29, 2015 by and between the Company, Tencent Holdings Limited and Red River Investments Limited	8-K	001-33368	4.01	04/29/15
10.01	Purchase Agreement dated as of April 29, 2015 by and between the Company, Tencent Holdings Limited and Red River Investments Limited.	8-K	001-33368	99.04	04/29/15
10.02	Voting and Standstill Agreement dated as of April 29, 2015 by and between the Company, Tencent Holdings Limited and Red River Investments Limited.	8-K	001-33368	99.05	04/29/15
10.03	2007 Equity Incentive Plan, as amended and restated June 4, 2015.					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.