Form 10-Q
period 2015-09-30
GLU MOBILE INC
filed 2015-11-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2015: 131,259,611.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$182,349	$70,912
Accounts receivable, net	25,986	32,231
Prepaid royalties	17,730	864
Prepaid expenses and other assets	17,704	17,388
Total current assets	243,769	121,395
Property and equipment, net	5,536	6,116
Restricted cash	1,498	1,990
Long-term prepaid royalties	43,299	5,870
Other long-term assets	1,319	804
Intangible assets, net	20,103	27,524
Goodwill	87,915	87,964
Total assets	$403,439	$251,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,561	$11,685
Accrued liabilities	1,858	3,812
Accrued compensation	5,520	10,751
Accrued royalties	15,841	12,440
Deferred revenue	34,147	37,333
Total current liabilities	67,927	76,021
Other long-term liabilities	28,912	3,936
Total liabilities	96,839	79,957

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at September 30, 2015 and December 31, 2014; 131,260 and 107,174 shares issued and outstanding at September 30, 2015 and December 31, 2014	13	11
Additional paid-in capital	554,876	415,766
Accumulated other comprehensive income/(loss)	1	(8)
Accumulated deficit	(248,290)	(244,063)
Total stockholders’ equity	306,600	171,706
Total liabilities and stockholders’ equity	$403,439	$251,663

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$63,250	$64,791	$188,870	$150,281
Cost of revenue:
Platform commissions, royalties and other	27,445	25,733	75,075	51,367
Amortization of intangible assets	2,360	1,338	7,228	2,333
Total cost of revenue	29,805	27,071	82,303	53,700
Gross profit	33,445	37,720	106,567	96,581
Operating expenses:
Research and development	16,304	15,355	52,855	48,231
Sales and marketing	12,302	15,327	37,511	32,801
General and administrative	4,419	6,808	19,254	17,865
Amortization of intangible assets	31	127	190	381
Restructuring charge	—	209	—	368
Total operating expenses	33,056	37,826	109,810	99,646
Income/(loss) from operations	389	(106)	(3,243)	(3,065)
Interest income and other expense, net:
Interest income	15	7	34	20
Other expense	(167)	(347)	(644)	(514)
Interest income and other expense, net	(152)	(340)	(610)	(494)
Income/(loss) before income taxes	237	(446)	(3,853)	(3,559)
Income tax benefit/(provision)	(79)	10,850	(374)	10,328
Net income/(loss)	$158	$10,404	$(4,227)	$6,769

Net income/(loss) per common share - basic and diluted
Basic	$0.00	$0.11	$(0.04)	$0.08
Diluted	$0.00	$0.10	$(0.04)	$0.07
Weighted average common shares outstanding - basic and diluted
Basic	127,287	98,628	115,775	87,965
Diluted	131,486	105,438	115,775	93,578

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income/(loss)	$158	$10,404	$(4,227)	$6,769
Other comprehensive income/(loss):
Foreign currency translation adjustments	10	(284)	(9)	(78)
Other comprehensive income/(loss):	10	(284)	(9)	(78)
Comprehensive income/(loss)	$168	$10,120	$(4,236)	$6,691

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income/(loss)	$(4,227)	$6,769
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,156	1,844
Amortization of intangible assets	7,418	2,714
Stock-based compensation	8,217	9,499
Non-cash warrant expense	2,124	1,126
Change in fair value of Blammo earnout	—	835
Non-cash foreign currency remeasurement loss	643	514
Impairment of prepaid royalties and guarantees	1,644	220
Changes in allowance for doubtful accounts	418	(318)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,471	(10,777)
Prepaid royalties	(25,388)	(5,148)
Prepaid expenses and other assets	(636)	(8,709)
Accounts payable	(1,200)	(6,778)
Accrued liabilities	(58)	23
Accrued compensation	(5,222)	2,724
Accrued royalties	(1,895)	9,503
Deferred revenue	(3,177)	15,656
Other long-term liabilities	(392)	(8,454)
Net cash (used in)/provided by operating activities	(14,104)	11,243

Cash flows from investing activities:
Purchase of property and equipment	(1,538)	(1,917)
Net cash paid for acquisitions	(1,916)	(22,156)
Restricted cash	492	(60)
Other investing activities	(250)	(250)
Net cash used in investing activities	(3,212)	(24,383)

Cash flows from financing activities:
PlayFirst payments on acquired line of credit and term loan	—	(2,340)
Proceeds from public offering, net of issuance costs	—	32,058
Taxes paid related to net share settlement of equity awards	(2,403)	(439)
Excess tax benefit from stock awards	178	—
Proceeds from private offering, net of issuance costs	125,156	—
Proceeds from exercise of stock warrants and issuance of common stock	675	2,786
Proceeds from exercise of stock options and ESPP	5,360	7,157
Net cash provided by financing activities	128,966	39,222

Effect of exchange rate changes on cash	(213)	(310)
Net increase in cash and cash equivalents	111,437	25,772
Cash and cash equivalents at beginning of period	70,912	28,496
Cash and cash equivalents at end of period	$182,349	$54,268

Supplemental disclosures of cash flow information
Common stock issued for acquisition of PlayFirst	$—	$61,954
Common stock issued as contingent consideration earned	$—	$3,750

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007.  The Company develops, publishes, and markets a portfolio of games designed to appeal to a broad cross section of the users of smartphones and tablet devices who download and make purchases within its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others (“Digital Storefronts”).  The Company creates games based on its own original brands, games based on celebrities and other well-known brands and properties.

The Company has generally incurred losses from operations since inception and had an accumulated deficit of $248,290 as of September 30, 2015. For the three months ended September 30, 2015, the Company generated net income of $158. For the nine months ended September 30, 2015, the Company incurred a net loss of $4,227. The Company may continue to incur additional losses and negative cash flows in the future.  Failure to generate sufficient revenue or reduce spending could adversely affect the Company’s ability to sustain profitability and achieve its business objectives.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2015 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed consolidated balance sheet presented as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date and the unaudited condensed consolidated balance sheet presented as of September 30, 2015 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Apple	51.7%	55.2%	52.7%	50.6%
Google	26.7	23.2	26.7	24.6

At September 30, 2015, Apple Inc. (“Apple”) accounted for 54.0%, Google Inc. (“Google”) accounted for 15.4%, and Jirbo Inc. (dba AdColony) (“AdColony”) accounted for 14.8% of the Company’s total accounts receivable.  At December 31, 2014, Apple accounted for 55.0% and Google accounted for 15.2% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Note 2 — Net Income/(Loss) Per Share

The Company computes basic net income/(loss) per share by dividing its net income or loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.  Diluted net income/(loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans (including stock options, restricted stock units (“RSUs”) and common stock issuable through the Company’s employee stock purchase plan), and warrants by application of the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income/(loss)	$158	$10,404	$(4,227)	$6,769
Basic and diluted shares used to compute net income/(loss) per share:
Weighted average common shares outstanding	130,926	101,104	119,414	89,085
Weighted average common shares subject to restrictions	(3,639)	(2,476)	(3,639)	(1,120)
Weighted average shares used to compute basic net income/(loss) per share	127,287	98,628	115,775	87,965
Dilutive potential common shares	4,199	6,810	—	5,613
Weighted average shares used to compute diluted net income/(loss) per share	131,486	105,438	115,775	93,578
Basic net income/(loss) per share	$0.00	$0.11	$(0.04)	$0.08
Diluted net income/(loss) per share	$0.00	$0.10	$(0.04)	$0.07

The following weighted average options to purchase common stock, warrants to purchase common stock, shares of common stock subject to restrictions, shares contingently issuable in connection with the Blammo earnout (as described in Note 8 – Stockholders’ Equity), and RSUs have been excluded from the computation of net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Warrants to purchase common stock	2,606	1,728	3,687	2,273
Unvested common shares subject to restrictions	3,267	1,939	3,639	935
Options to purchase common stock	5,029	5,164	6,766	6,345
RSUs	4,738	2,552	5,375	2,421
	15,640	11,383	19,467	11,974

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable.  The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  As of September 30, 2015 and December 31, 2014, the Company had $182,349 and $70,912, respectively, in cash and cash equivalents.  In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash.

Note 4 — Balance Sheet Components

Accounts Receivable

	September 30,	December 31,
	2015	2014
Accounts receivable	$26,701	$32,528
Less: Allowance for doubtful accounts	(715)	(297)
	$25,986	$32,231

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts.  The Company had no significant bad debts during the three and nine months ended September 30, 2015 and 2014.

Prepaid expenses and other

	September 30,	December 31,
	2015	2014
Deferred platform commission fees	8,755	9,776
Deferred royalties	3,084	3,739
Deferred tax asset	921	921
Taxes receivable	778	1,218
Other	4,166	1,734
	$17,704	$17,388

Property and Equipment

	September 30,	December 31,
	2015	2014
Computer equipment	$7,738	$6,721
Furniture and fixtures	1,076	949
Software	8,728	8,504
Leasehold improvements	3,633	3,381
	21,175	19,555
Less: Accumulated depreciation and amortization	(15,639)	(13,439)
	$5,536	$6,116

Depreciation expense for the three months ended September 30, 2015 and 2014 was $718 and $617, respectively. Depreciation expense for the nine months ended September 30, 2015 and September 30, 2014 was $2,156 and $1,844, respectively.

Other Long-Term Liabilities

	September 30,	December 31,
	2015	2014
Deferred rent	$930	$1,001
Uncertain tax position obligations	610	977
Accrued royalties	26,116	870
Deferred tax liability	813	842
Other	443	246
	$28,912	$3,936

Note 5 — Business Combinations

Cie Games, Inc.

On August 20, 2014, the Company completed its acquisition of Cie Games, Inc. (“Cie Games”), a developer of racing genre mobile games based in Long Beach, California. The Company acquired Cie Games’ to leverage its racing genre expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets. The purchase price consideration included 9,983 shares of the Company’s common stock valued at $5.09 per share as of the closing date of the acquisition, for an aggregate of $50,813 in share consideration. In addition, the Company agreed to pay approximately $29,495 in cash consideration, of which $1,916 was paid during the nine months ended September 30, 2015, for total overall consideration paid of $80,308. The Company is holding back in escrow approximately 2,139 of the share consideration for 18 months from the closing date to satisfy potential indemnification claims under the Merger Agreement. All outstanding Cie Games capital stock and stock options were cancelled at the closing of the acquisition.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $23,500 was allocated to identifiable intangible assets. Pursuant to ASC 805, Business Combinations (“ASC 805”), for the three and nine months ended September 30, 2015, the Company incurred no significant acquisition and transitional costs associated with the acquisition of Cie Games.

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

As of the valuation date, PlayFirst was in the process of developing a game, which was launched in the fourth quarter of 2014.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Total pro forma revenue	$72,784	$171,106
Pro forma net income	9,014	1,421

Pro forma net income per share — basic	$0.09	$0.02
Pro forma net income per share — diluted	0.08	0.01

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in connection with the acquisitions of Macrospace in 2004, iFone in 2006, MIG in 2007, Superscape in 2008, Griptonite and Blammo in 2011, GameSpy in 2012 and PlayFirst and Cie Games in 2014, as well as in connection with the purchase of the Deer Hunter trademark and brand assets from Atari, Inc. in 2012. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2015 and December 31, 2014 were as follows:

		September 30, 2015			December 31, 2014
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenue:
Titles, content and technology	2 yrs	$34,817	$(21,140)	$13,677	$34,895	$(15,314)	$19,581
Catalogs	1 yr	1,180	(1,180)	—	1,208	(1,208)	—
ProvisionX Technology	6 yrs	194	(194)	—	199	(199)	—
Carrier contract and related relationships	5 yrs	24,411	(20,558)	3,853	24,794	(20,192)	4,602
Licensed content	5 yrs	2,917	(2,917)	—	3,012	(3,012)	—
Service provider license	9 yrs	462	(400)	62	479	(375)	104
Trademarks	7 yrs	5,221	(2,721)	2,500	5,226	(2,190)	3,036
		69,202	(49,110)	20,092	69,813	(42,490)	27,323
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,258	(1,258)	—	1,289	(1,289)	—
Non-compete agreements	4 yrs	5,403	(5,392)	11	5,417	(5,216)	201
		6,661	(6,650)	11	6,706	(6,505)	201
Total intangibles assets		$75,863	$(55,760)	$20,103	$76,519	$(48,995)	$27,524

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue and amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the three months ended September 30, 2015 and 2014, the Company recorded amortization expense in the amounts of $2,360 and $1,338, respectively, in cost of revenue. During the nine months ended September 30, 2015 and 2014, the Company recorded amortization expense in the amounts of $7,228 and $2,333, respectively, in cost of revenue. During the three months ended September 30, 2015 and 2014, the Company recorded amortization expense in the amounts of $31 and $127, respectively, in operating expenses. During the nine months ended September 30, 2015 and 2014, the Company recorded amortization expense in the amounts of $190 and $381, respectively, in operating expenses.

As of September 30, 2015, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenue	Expenses	Expense
2015 (remaining three months)	$2,325	$11	$2,336
2016	9,197	—	9,197
2017	6,076	—	6,076
2018	1,714	—	1,714
2019 and thereafter	780	—	780
	$20,092	$11	$20,103

Goodwill

The Company had goodwill attributable to its MIG, GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions as of September 30, 2015. The Company formerly had three reporting units comprised of the 1) Americas, 2) EMEA and 3) APAC regions. The Company attributed all of the goodwill resulting from the MIG acquisition to its Asia and Pacific (“APAC”) reporting unit. All of the goodwill attributable to the GameSpy, Blammo, Griptonite,

PlayFirst, and Cie Games acquisitions had been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. In September 2015, the Company reorganized its reporting units and now has one reportable unit “Mobile Games.”  This change in reporting units is due to the fact that the Company’s Chief Executive Officer, who is also chief operating decision maker, makes decisions and manages operations as one reporting unit, rather than as three separate regional territories. Changes in reporting units require that goodwill be tested for impairment both prior to and following the changes. The Company performed a “Step 0” analysis as defined below, which resulted in no impairment.

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

Goodwill for the periods indicated was as follows:

	September 30, 2015	December 31, 2014
	Total	Total
Balance as of January 1
Goodwill	$	$92,596
Accumulated Impairment Losses	(73,111)	(73,111)
	87,964	19,485
Goodwill Acquired during the year	—	68,488
Effects of Foreign Currency Exchange	(49)	(9)
Balance as of period ended:	87,915	87,964
Goodwill	161,026	161,075
Accumulated Impairment Losses	(73,111)	(73,111)
Balance as of period ended:	$87,915	$87,964

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

Note 7 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through November 2020. Rent expense for the three months ended September 30, 2015 and 2014 was $1,229 and $1,102, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $3,378 and $2,960, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $930 and $1,001 at September 30, 2015 and December 31, 2014, respectively, and was included within other long-term liabilities.

The Company has provided deposits for lines of credit totaling $1,498 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2015.

At September 30, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2015 (remaining three months)	$1,180
2016	4,982
2017	3,845
2018	1,799
2019	1,466
2020 and thereafter	1,212
$14,484

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various celebrities, Hollywood studios, athletes, sports organizations, and other well-known brands and properties to develop and publish games for mobile devices.  Pursuant to some of these agreements, the Company is required to make minimum guaranteed royalty payments regardless of actual game sales, and may not be dependent on any deliverables. The significant majority of these minimum guaranteed royalty payments are recoupable against future royalty obligations that would otherwise become payable, or in certain circumstances, where not recoupable, are capitalized and amortized over the lesser of (1) the estimated life of the title incorporating licensed content or (2) the term of the license agreement.

At September 30, 2015, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Period Ending December 31,	Commitments
2015 (remaining three months)	$7,899
2016	24,338
2017 and thereafter	2,046
$34,283

The amounts represented in the table above reflect our minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s Consolidated Financial Statements.

Since September 30, 2015, we have entered into agreements with various licensors requiring us to pay additional non-recoupable license fees and recoupable minimum guaranteed royalty payments equal to an aggregate of approximately $15,100 over the next 12 months.

Licensor commitments include $31,984 of commitments to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenues for the licensed IP games.

The Company also from time to time contracts with various external software developers (“third-party developers”) to design and develop its games.  The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones. As of September 30, 2015, there were no significant unpaid future developer commitments.

Income Taxes

As of September 30, 2015, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” and “accounts payable” on the Company’s unaudited condensed consolidated balance sheets.  As of September 30, 2015, the settlement of $610 of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Agreements

The Company has entered into agreements under which it has agreed to indemnify each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2015 or December 31, 2014.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors.  Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations.  The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited.  To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types.  As a result, the Company believes the estimated fair value of these indemnity provisions is minimal.  Accordingly, the Company had recorded no liabilities for these provisions as of September 30, 2015 or December 31, 2014.

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

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company is infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  On October 10, 2014, the Company filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted.  On October 27, 2014, IHL filed an opposition to the Company’s motion to dismiss the complaint with prejudice.  The Company filed its reply to IHL’s opposition on November 6, 2014.   On September 30, 2015, the Court granted the Company’s motion to dismiss IHL’s complaint.  On October 9, 2015, the parties entered a joint stipulation with the Court under which IHL agreed not to appeal the Court’s order to dismiss the case and each party agreed to bear its own fees and costs of the litigation.

On November 5, 2014, the Company filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California alleging that Hothead had willfully infringed certain of the Company’s copyrights and trade dress contained in its Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  On August 3, 2015, the Company and Hothead entered into a settlement agreement resolving the Company’s claims against Hothead.  Hothead has agreed to make payments to the Company, including ongoing payments.  The Company filed a dismissal of the case on August 17, 2015, which the Court granted on August 18, 2015.  Hothead will continue to publish the Kill Shot game.

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

Note 8 — Stockholders’ Equity

Tencent Investment

  On April 29, 2015, the Company entered into a Purchase Agreement with Tencent Holdings Limited (“Tencent”) and Tencent’s controlled affiliate, Red River Investment Limited (“Red River”).  Pursuant to the Purchase Agreement, the Company issued to Red River in a private placement an aggregate of 21,000 shares of the Company’s common stock (the “Shares”) at a purchase price of $6.00 per share, for aggregate net proceeds of $125,156, after offering expenses. The Company issued 12,500 of the Shares to Red River on April 29, 2015 and issued the remaining 8,500 Shares at a second closing on June 3, 2015.

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

Shares Issued in Connection with the Blammo Earnout

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”), by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (“the Sellers”). Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock plus up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieved specified Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015. As of September 30, 2014, the vesting conditions for these earn out shares for the respective fiscal years were attained. During the nine months ended September 30, 2014, the Company issued 1,185 shares in settlement of the last two tranches of the earn out. The fair value of these shares has been presented in additional paid-in capital on the Company’s unaudited condensed consolidated balance sheet

Three of the five Sellers were also employees of Blammo and the contingent consideration issuing to these employees was not considered part of the purchase price, since vesting was contingent upon these employees’ continued service during the earn-out periods, see Note 9 for additional details on the fair value recognition and measurement of this contingent consideration. The fair value of the contingent consideration issued to the two Sellers who were not employees of Blammo was recorded as part of the purchase accounting and was fair valued at each subsequent reporting period. During the three and nine months ended September 30, 2015, the Company recorded no fair value adjustments for the non-employee contingent consideration, as the contingency related to the number of shares earned was resolved during the second quarter of 2014. During the three and nine months ended September 30, 2014, the Company recorded fair value expense adjustments of zero and $835, respectively. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Public Offering

In June 2014, the Company sold in an underwritten public offering an aggregate of 9,861 shares of its common stock at a public offering price of $3.50 per share for net cash proceeds of approximately $32,058 after underwriting discounts and other offering expenses.

Warrants to Purchase Common Stock

Celebrity Warrants

In September 2014, the Company issued to Kimsaprincess, Inc. (“KAP”) and two other entities associated with KAP’s president, Kim Kardashian West, a total of three warrants exercisable for up to an aggregate of 500 shares of the Company’s common stock (collectively, the “Kardashian Warrants”), subject to adjustments for dividends, reorganizations and other common stock events. Each of the Kardashian Warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the KAP License Agreement, subject to full acceleration or cessation of vesting under specified circumstances, as stipulated in the amended KAP License Agreement. The Company estimated the fair value of the warrants using a Black-Scholes valuation model. Key assumptions used in the Black Scholes valuation model for the three months ended September 30, 2015 included an expected term of 6.0 years volatility of 63.7%, risk-free interest rate of 1.62% and a dividend yield of 0%.

Between August 7, 2015 and September 1, 2015, the Company issued warrants to celebrity licensors, and entities affiliated with one of the celebrity licensors, to purchase up to an aggregate of 1,100 shares of the Company’s common stock, subject to adjustments for dividends, reorganizations and other common stock events (collectively, the “Celebrity Warrants”).  With respect to warrants covering 1,000 shares, such warrants vest with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months, subject to full acceleration in the event of (1) the Company’s full recoupment of the minimum guarantee payments under the related license agreement, (2) the termination of the license agreement due to the Company’s material breach of the agreement or (3) a change of control of the Company.  With respect to warrants covering 100 shares, such warrants vest in equal monthly installments over 60 months, with up to 25% of the shares subject to accelerated vesting in the event the celebrity licensor approves game design documentation by a certain date and the related game commercially launches by a certain date. Vesting of each of the warrants will immediately terminate in the event that the Company terminates the related license agreement due to the celebrity licensor’s material breach of such agreement. The Company will estimate and record the fair value of these warrants using a Black-Scholes valuation model when the above vesting conditions have been met.

Each of the Celebrity Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. During the three months ended September 30, 2015, the Company recorded a warrant compensation benefit of $31, due to mark to market valuation. During the nine months ended September 30, 2015, the Company recorded a warrant compensation charge of $199, which was included within cost of revenue.

MGM Warrants

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that provided MGM the right to purchase up to 3,333 shares of the Company’s common stock (the “MGM Warrant”), subject to adjustments for dividends, reorganizations and other common stock events. Of the 3,333 shares of the Company’s common stock underlying the MGM Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares would vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company, which includes the right to build games based on the James Bond and Hercules film franchises. During the three months ended September 30, 2014, and in connection with the vesting of warrants associated with the commercial release of the Hercules game, the Company recorded $1,126 of non-cash warrant related expense in cost of revenues as the game was not expected to generate meaningful revenues over its lifetime. Key assumptions used in the Black Scholes valuation model for the three months ended September 30, 2014 included an expected term of 5.00 years, volatility of 56.8%, a risk-free interest rate of 1.77%, and a dividend yield of 0%. During the three months ended September 30, 2015, 1,000 shares underlying the MGM Warrants vested in conjunction with the commercial release of the Company’s game, James Bond: World of Espionage, which occurred on September 29, 2015. During the three months ended September 30, 2015, the Company recorded $1,925 of non-cash warrant related expense in cost of revenues as the James Bond: World of Espionage game is not expected to generate meaningful revenues over its lifetime. Key assumptions used in the Black Scholes valuation model for the three months ended September 30, 2015 included an expected term of 2.79 years, volatility of 50.8%, a risk-free interest rate of 0.97%, and a dividend yield of 0%.

During the nine months ended September 30, 2015 and 2014, respectively, warrant holders exercised warrants to purchase 450 and 1,190 shares of the Company’s common stock, respectively, and the Company received gross proceeds of $675 and $2,786, respectively, in connection with these exercises.

Warrants outstanding as of September 30, 2015 were as follows:

	Number
	of Shares	Weighted
	Outstanding	Average	Average
	Under	Exercise	Contractual
	Warrants	Price	Term
Warrants outstanding, December 31, 2014	3,617	$3.09
Granted	1,100	4.44
Exercised	(450)	1.50
Warrants outstanding, September 30, 2015	4,267	$3.61	5.50

Note 9 — Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, and other stock-based awards to employees, non-employee directors and consultants. The 2007 Plan was amended and restated in 2013 (the “Amended 2007 Plan”) to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 7,200 shares.  In April 2015, the Company’s Board of Directors approved, and in June 2015, the Company’s stockholders approved, the Second Amended and Restated 2007 Equity Incentive Plan (the “Second Amended 2007 Plan”). The Second Amended 2007 Plan includes an increase of 13,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes a fungible share provision, pursuant to which each share that is subject to a stock-based award that is not a “full value award” (restricted stock,

RSUs, or other stock-based awards where the price charged to the participant for the award is less than 100% of the fair market value) reduces the number of shares available for issuance by 1.32 shares (previously this fungible ratio was 1.39 shares under the Amended 2007 Plan).  As of September 30, 2015, 11,567 shares were available for future grants under the Second Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of September 30, 2015, 1,929 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but effective November 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. As of September 30, 2015, 195 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Second Amended 2007 Plan and 2008 Equity Inducement Plan for the nine months ended September 30, 2015 is as follows:

Shares
Available
Balances at December 31, 2014	1,380
Increase in authorized shares	13,000
Share-based awards granted (1)	(4,238)
Share-based awards canceled (2)	1,619
Balances at September 30, 2015	11,761

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

RSU Activity

A summary of the Company’s RSU activity for the nine months ended September 30, 2015, is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Units	Grant Date	Intrinsic Value
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2014	4,919	3.66
Granted	2,630	5.88
Vested	(1,225)	3.58
Forfeited	(581)	4.48
Awarded and unvested, September 30, 2015	5,743	$4.61

Restricted stock units vested and expected to vest, September 30, 2015	4,797	$4.59	$20,961

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2014	7,370	3.32
Options granted	782	5.82
Options canceled	(326)	4.02
Options exercised	(1,388)	2.67
Balances at September 30, 2015	6,438	$3.73	3.63	$6,305

Options vested and expected to vest at September 30, 2015	6,210	$3.72	3.58	$6,158
Options exercisable at September 30, 2015	4,280	$3.57	2.88	$4,812

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $4.37 per share as of September 30, 2015 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $3,705 and $6,081 for the nine months ended September 30, 2015 and 2014, respectively. The Company realized $101 and $178 of income tax benefit from stock option exercises during the three and nine months ended September 30, 2015, and zero income tax benefit from stock option exercises during the three and nine months ended September 30, 2014. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.32%	1.41%	1.29%	1.31%
Expected volatility	52.6	57.9	55.3	49.3
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historic volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ six-year contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $2.58 and $1.61 per share, respectively.

The Company calculated employee stock-based compensation expense recognized for the three and nine months ended September 30, 2015 and 2014 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$868	$764	$2,464	$6,686
Sales and marketing	277	201	777	492
General and administrative	1,911	989	4,976	2,321
Total stock-based compensation expense	$3,056	$1,954	$8,217	$9,499

The above table includes compensation expense attributable to the consideration during the three and nine months ended September 30, 2014 that was issuable to the Blammo employees who were former shareholders of Blammo, which was recorded as research and development expensed over the term of the earn-out periods, since these employees were primarily employed in product development. The Company re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target that was likely to be achieved through September 30, 2014. Since the contingency related to the number of shares to be earned in connection with all earnout years was resolved as of September 30, 2014, the full fair value of the shares has been presented in additional paid in capital. See Note 8 for further details. The Company recorded no stock-based compensation expense related to this contingent consideration during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recorded zero and $4,559 of stock-based compensation income and expense, respectively, related to this contingent consideration.

As of September 30, 2015, the Company had $21,931 of total unrecognized compensation expense related to RSUs, net of estimated forfeitures. As of September 30, 2015, the Company had $3,321 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 2.83 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 1.97 years.

Note 10 — Income Taxes

The Company recorded an income tax expense of $79 and $374 for the three and nine months ended September 30, 2015, respectively, and an income tax benefit of $10,850 and $10,328 for the three and nine months ended September 30, 2014, respectively. The change in income tax provision was due to changes in pre-tax income in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. As of September 30, 2015 and December 31, 2014, the total amount of unrecognized tax benefits was $6,700 and $6,794, respectively. As of September 30, 2015 and December 31, 2014, approximately $670 and $764, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of September 30, 2015, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $240 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded an expense of $20 and $59 related to interest on uncertain tax positions during the three and nine months ended September 30, 2015 and an expense of $17 and $46 of interest on uncertain tax positions during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had a liability of $376 and $329, respectively, related to interest and penalties for uncertain tax positions

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal and California tax returns are open by statute for tax years 2002 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2013 tax returns for the various entities in the United Kingdom is expected to be closed in 2015. The Company’s China income tax returns are open by statute for tax years 2010 and forward.

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

Accordingly, the Company reports as a single reportable segment—“Mobile Games”.  For purposes of enterprise-wide disclosures, the Company attributes revenue to geographic areas based on the country in which the distributor’s, advertising service provider’s or carrier’s principal operations are located.  In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States of America	$45,778	$39,697	$127,464	$84,732
Americas, excluding the USA	2,425	3,212	9,044	6,946
EMEA	8,381	12,969	28,244	30,093
APAC	6,666	8,913	24,118	28,510
	$63,250	$64,791	$188,870	$150,281

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2015	2014
Americas	$4,959	$5,406
EMEA	463	632
APAC	114	78
	$5,536	$6,116

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three and nine months ended September 30, 2015, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended September 30, 2015 were $63.3 million, a 2.4%  decrease compared to the three months ended September 30, 2014, in which we reported revenue of $64.8 million. The decrease was primarily related to declining revenues for our Kim Kardashian: Hollywood game which peaked in the third quarter of 2014 and lower monetization of our top performing titles launched in 2015 as compared to the prior year. Revenue for the nine months ended September 30, 2015 were $188.9 million, a 25.7% increase compared to the nine months ended September 30, 2014, in which we reported revenue of $150.3 million.    The increase was largely attributable to a full nine months of revenue compared to three months of revenue in the prior year generated from Kim Kardashian: Hollywood, as well as additional revenue generated from Racing Rivals, a title we acquired through our acquisition of Cie Games, Inc. (“Cie Games”) in August 2014,  Tap Sports Baseball 2015, a title we launched in March 2015, Contract Killer: Sniper, a title we launched in November 2014, and Cooking Dash 2016, a title we launched in June 2015.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices.  We generate the majority of our revenue from Apple’s iOS platform, which accounted for 61.7% and 64.4% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and 61.1% and 61.4% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively.  We generated the majority of this iOS-related revenue through the Apple App Store, which represented 51.7% and 55.2% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and 52.7% and 50.6% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 37.6% and 32.9% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and 37.3% and 35.3% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 26.7% and 23.2% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and 26.7% and 24.6% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

To increase our revenue, we must continue to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones and tablets and position ourselves to be a leader in developing games for other next-generation platforms,  such as smart TVs, wearables, virtual reality and augmented reality devices.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.   Because our games can be downloaded and played for free, we are able to more quickly build a significantly larger customer base than we could if we charged users an upfront fee for downloading our games, which was our previous feature phone business model. We have been successful in driving awareness of our games by licensing and incorporating celebrities and other well-known third-party brands, properties and content in our games.  In addition, we believe that our games consistently have high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically resulted in highly positive consumer reviews, allowed us to partner with premier talent and some of the most well-known brands and properties in the world and enhanced our reputation for publishing compelling free-to-play games.  We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they are commercially released.

However, for us to continue to execute on our strategy, we must continue to improve monetization and retention of our players and drive installs and awareness of our games.  Improving monetization and retention requires that we build strong core gameplay and continually create new content within our games and add social and community features that resonate with each game’s core audience.  Our games-as-a-service (“GaaS”) capabilities allow us to deliver a number of additional features in our games, such as socio-competitive features like tournaments, player-versus-player gameplay and live events and more frequent content updates, which we believe will contribute to better monetization and retention in those games.  In addition to adding social features, we plan to build and nurture social media communities around each of our core game franchises, both in-game and via community features such as dedicated social channels.  These strategies are of particular importance considering that we are competing with social media and other non-gaming applications for the time and attention of our players.  We have also made significant investments in our proprietary analytics and monetization infrastructure, which will enable us to segment and learn more about our players. We aim to connect our analytics and monetization infrastructure to every element of our business, from marketing to merchandising.

We also plan to continue to drive installs and awareness of our games through partnering with A-List celebrities, athletes, sports organizations, and other well-known social influencers, brands and properties.  Following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform.  As part of these efforts, we are partnering with celebrities that have substantial social media followings, including singer and songwriter Katy Perry, action star Jason Statham, social celebrities Kylie and Kendall Jenner, the iconic Britney Spears, and hip-hop mogul Nicki Minaj, as well as other celebrities yet to be named.  We work closely with our celebrity licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  Our celebrity games utilize transmedia storytelling, leveraging the celebrity’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on the celebrity’s life.  Our goal is for the game content to become entwined with the celebrity’s persona and social media presence, and to otherwise enhance interaction with the celebrity’s fans.  We plan to work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the celebrity’s fan base.  In order to capitalize on the impact of our celebrity licensors, we need to differentiate each game we release and space out our launch dates in order to avoid cannibalization of revenue from our existing games and to ensure that each game resonates with and delights our players.  In connection with these partnerships and other licensing deals we have signed or expect to sign, we anticipate that our minimum guaranteed royalty payments will continue to rise in the remainder of 2015 and through 2016.

We believe that we now occupy leadership positions in four gaming genres: celebrity, resource/time management, shooters, and sports.   We have grown and broadened our revenue base and diversified our mobile gaming franchises through the acquisitions of PlayFirst, Inc., or PlayFirst, in May 2014 and Cie Games in August 2014.  The acquisition of PlayFirst enabled us to expand our portfolio of casual games into the time management genre; we launched our first title based on the acquired PlayFirst intellectual property, Diner Dash, in October 2014, and our first Cooking Dash  title in second quarter of 2015.  Cie Games is a leading publisher of racing games on the Apple App Store and Google Play, particularly with respect to its successful Racing Rivals game, and we expect to release Car Town Rivals in 2016.  For more information regarding the PlayFirst and Cie Games acquisitions, see “—Significant Transactions” below.  In addition, we recently recruited a team of industry experts in the invest-express resource management genre to open a new studio in Portland, Oregon that we expect to launch its first title in 2017.  We expect to continue to explore, and potentially consummate, acquisitions of companies or technologies that we believe can further our strategic objectives.

In addition, our revenue will continue to depend significantly on growth in the mobile games market, and our ability to successfully compete against a continually increasing number of developers of games and other mobile applications, many of whom are larger than us or have other competitive advantages, our ability to localize content specific to end-users in the APAC region to drive installs and monetization of our titles, and the overall strength of the economy, particularly in the United States.  Our revenue also depends on maintaining our continued good relationship with the digital storefront operators, primarily Apple and Google, each of whom could unilaterally alter their terms of service in ways that could harm our business.  For example, Apple has during the last several years made changes to its app store developer agreement relating to privacy and our ability to include some types of third-party advertising in our games.  In addition, in the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015, all new applications that are submitted to the Apple App Store must include 64-bit support, and beginning on June 1, 2015 all updates to existing applications must include 64-bit support.  Some of these changes have in the past, and may in the future, negatively impact our revenue and operating results.

Our net income in the three months ended September 30, 2015 was $158,000 versus net income of $10.4 million in the three months ended September 30, 2014.  This decrease in our net income was primarily due to a decrease in income tax benefit of $10.9 million related to the acquisition of Cie Games in the prior year, a  decrease in revenue of $1.5 million, and an increase in cost of revenue of $2.7 million. These unfavorable factors were partially offset by a decrease in operating expenses of $4.8 million.  See “—Results of Operations—Comparison of the Three Months Ended September 30, 2015 and 2014” below for further details.  Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Canadian Dollar, Euro, Chinese Renminbi, and Russian Ruble), and our customers’ reporting currencies, which fluctuated significantly in 2014 and the first nine months of 2015.

Our net loss in the nine months ended September 30, 2015 was $4.2 million versus net income of $6.8 million in the nine months ended September 30, 2014. This change was primarily due to an increase in cost of revenue of $28.6 million, a decrease in income tax benefit of $10.7 million related to the acquisition of Cie Games in the prior year, and an increase in operating expenses of $10.2 million. These unfavorable factors were partially offset by an increase in revenue of $38.6 million. See “—Results of Operations—Comparison of the Nine Months Ended September 30, 2015 and 2014” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses.  The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We expect our personnel costs to increase in 2015 over 2014, primarily due to our staffing of additional studio teams in North America, including the new studio added in Portland, Oregon in July 2015, and through a full year with the increased personnel from our recent acquisitions of PlayFirst and Cie Games, which closed in May and August 2014, respectively.  We also plan to increase our spending on sales and marketing initiatives in 2015 compared to 2014 in connection with the launch and promotion of our games.

Cash and cash equivalents at September 30, 2015 totaled $182.3 million, an increase of $111.4 million from the $70.9 million balance at December 31, 2014. This increase was primarily due to the $125.2 million of net proceeds we received for the sale of 21,000,000 shares of our common stock to Red River Investment Limited, or Red River, an affiliate of Tencent Holdings Limited, or Tencent, during the second quarter and $6.0 million received from stock option and warrant exercises. These cash inflows were partially offset by $14.1 million of cash used in operations, which was primarily related to a $25.4 million increase in prepaid royalties associated with minimum guaranteed royalty payments made to our celebrity licensors and $3.2 million of cash used in investing activities.  We plan to continue to be aggressive in securing partnerships with celebrities, and other well-known brands and properties, which will require us to use some of our cash for minimum guaranteed royalty payments and to otherwise support the costs associated with building new games in connection with those partnerships, as well as for potential acquisitions and strategic investments. Since September 30, 2015, we have entered into agreements with various licensors requiring us to pay additional non-recoupable license fees and recoupable minimum guaranteed royalty payments equal to an aggregate of approximately $15.1 million over the next 12 months.

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

We calculate DAU, MAU and ARPDAU for only our primary distribution platforms, such as Apple’s App Store, the Google Play Store, Amazon’s Appstore and the Mac App Store; we are not able to calculate these metrics across all of our distribution channels. In addition, the platforms that we include for purposes of this calculation have changed over time, and we expect that they will continue to change as our business evolves, but we do not expect that we will adjust prior metrics to take any such additions or deletions of distribution platforms into account. We believe that calculating these metrics for only our primary distribution platforms at a given period is generally representative of the metrics for all of our distribution platforms. Moreover, we rely on the data analytics software that we incorporate into our games to calculate and report the DAU, MAU and ARPDAU of our games, and we make certain adjustments to the analytics data to address inconsistencies between the information as reported and our DAU and MAU calculation methodology. Beginning in the first quarter of 2014, we estimate the DAU and MAU for some older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 9), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.

The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended September 30, 2015 is aggregate daily DAU for the month of September 2015 calculated for all active smartphone titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2015			2014
	March 31	June 30	September 30	March 31	June 30	September 30
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	5,986	6,107	5,490	7,028	5,324	7,237
Aggregate MAU	54,065	59,565	52,982	64,472	51,857	60,301
Aggregate ARPDAU	$0.13	$0.10	$0.12	$0.07	$0.08	$0.10

The decrease in aggregate DAU and MAU for the three months ended September 30, 2015 as compared to the same period of the prior year was primarily related to decreased downloads of our title launches in the third quarter of 2015, and lower retention of users for titles launched in prior quarters, particularly for our Kim Kardashian: Hollywood game, which launched in June 2014. Our aggregate ARPDAU increased for the three months ended September 30, 2015 as compared to the same period of the prior year, as we were able to better monetize users on certain titles with better retention rates and social features. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

The aggregate number of social followers of our announced celebrity partners as of September 30, 2015 was nearly 683.2 million, consisting of 195.7 million followers of Katy Perry, 110.5 million followers of Kim Kardashian West, 107.1 million followers of Nicki Minaj, 92.7 million followers of Britney Spears, 61.3 million followers of Kendall Jenner, 60.5 million followers of Kylie Jenner, and 55.3 million followers of Jason Statham.  There is fan overlap among these social channels and among the celebrities, and such aggregate numbers have not been deduplicated.

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

Acquisition of PlayFirst

In May 2014, we completed the acquisition of PlayFirst, a developer of casual games for smartphones and tablets based in San Francisco, California. We acquired PlayFirst to leverage its casual game expertise, assembled workforce and existing mobile games in order to expand our game offerings on smartphones and tablets.  The purchase price consideration was $11.6 million, representing 2,954,659 shares of our common stock valued at $3.91 per share as of the closing date of the acquisition. The number of shares comprising the purchase price consideration was reduced from 3,000,000 shares to 2,954,659 shares due to a working capital adjustment. In addition, we withheld approximately 106,000 shares to cover stockholders’ agent expenses and tax obligations of some PlayFirst stockholders, which resulted in us issuing a total of 2,849,276 shares in the acquisition valued at $11.1 million and paying $412,000 of cash. Of the 2,849,276 shares issued in the acquisition, 1,500,000 shares are being held back and will be retained by us for 24 months from the closing date to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, we assumed approximately $3.5 million of PlayFirst net liabilities. During the third quarter of 2014, we and the stockholders’ agent under the merger agreement agreed that we were entitled to retain approximately 24,000 shares from the holdback due to a working capital adjustment, and an adjustment of $93,000 was made to goodwill representing the fair value of the shares on the date of acquisition. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the acquisition.  Our first title created by PlayFirst, Diner Dash, was released in the fourth quarter of 2014. Our second PlayFirst title, Cooking Dash 2016, was released in May 2015.

Public Offering

In June 2014, we sold in an underwritten public offering an aggregate of 9,861,250 shares of our common stock at a public offering price of $3.50 per share for net cash proceeds of approximately $32.1 million after underwriting discounts and other offering expenses.

Critical Accounting Policies and Estimates

There were no significant changes in our Critical Accounting Policies and Estimates during the nine months ended September 30, 2015 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.

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

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended
	September 30,
	2015	2014
Revenue by Type	(In thousands)
Micro-Transactions	$52,725	$53,645
Advertisements	3,625	4,778
Offers	6,633	6,018
Other	267	350
Total revenue	$63,250	$64,791

Our revenue decreased $1.5 million, or 2.4%, from $64.8 million for the three months ended September 30, 2014 to $63.3 million for the three months ended September 30, 2015, which was primarily related to a $920,000 decrease in our revenue from micro-transactions (in-app purchases) and a $538,000 decrease in our revenue from advertisements and offers. These decreases were primarily related to declining revenue for our Kim Kardashian: Hollywood game which peaked in the third quarter of 2014 and lower monetization of our top performing titles launched in 2015 as compared to the prior year. We generate revenue from micro-transactions, advertisements and offers, and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue.  For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenue for us than advertisements.  We rely on a very small portion of our total users for nearly all of our revenue derived from in-app purchases.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  Our revenue does not include approximately $34.1 million of revenue as of September 30, 2015 relating primarily to micro-transactions and offers that have been deferred over the weighted average useful lives of paying users.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated by end-user purchases made outside of the United Sates) decreased by $7.6 million, from $25.1 million in the three months ended September 30, 2014 to $17.5 million in the three months ended September 30, 2015. This was primarily related to a $4.6 million decrease in our EMEA revenue, a $2.2 million decrease in our APAC revenue, and a $787,000 decrease in our Americas (excluding United States) revenue.  These decreases were primarily related to declining revenue from titles that performed well in certain international markets, such as Eternity Warriors 3, which performed well in APAC countries and Kim Kardashian: Hollywood, which performed well in certain EMEA countries, and a failure to offset such declines from new titles that are Western focused, such as Racing Rivals and Tap Sports Baseball 2015.

Cost of Revenue

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$27,445	$25,733
Amortization of intangible assets	2,360	1,338
Total cost of revenue	$29,805	$27,071
Revenue	$63,250	$64,791
Gross margin	52.9%	58.2

Our cost of revenue increased $2.7 million, or 10.1%, from $27.1 million in the three months ended September 30, 2014 to $29.8 million in the three months ended September 30, 2015. This increase was primarily due to a $1.6 million impairment of prepaid royalties due to underperformance of our third quarter branded title launches, of which $1.1 million was directly related to our James Bond: World of Espionage game, a $770,000 increase in non-cash warrant expense due to the vesting of 1.0 million  shares under the warrant that we issued to MGM in connection with the launch of our James Bond: World of Espionage game, and a $1.0 million increase in amortization of intangible assets primarily associated with intangible assets purchased in our PlayFirst and Cie Games acquisitions.  Revenue attributable to games based upon original intellectual property decreased as a percentage of revenue from 45.3% in the three months ended September 30, 2014 to 39.5% in the three months ended September 30, 2015, primarily due to a decrease in sales from games based on our original intellectual property, particularly Deer Hunter 2014, and increased sales from titles that significantly incorporate third-party licensed content, such as Racing Rivals,  Tap Sports Baseball 2015.  These factors were partially offset by a decrease in sales from Kim Kardashian: Hollywood, and strong sales from Cooking Dash 2016, which are original intellectual property games.  The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 18.9% in the three months ended September 30, 2014 to 17.1% in the three months ended September 30, 2015, due to lower royalty rates for distribution of some games based on or significantly incorporating third-party licensed content.   Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue increased from 10.5% in the three months ended September 30, 2014 to 12.8% in the three months ended September 30, 2015.  We expect our cost of revenue to continue to rise as royalty payments increase and other expenses continue to rise.

Research and Development Expenses

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Research and development expenses	$16,304	$15,355
Percentage of revenue	25.8%	23.7%

Our research and development expenses increased $949,000, or 6.2%, from $15.4 million in the three months ended September 30, 2014 to $16.3 million in the three months ended September 30, 2015. The increase in research and development costs was primarily due to a $2.6 million increase in salaries and benefits as our research and development headcount increased from 504 employees at September 30, 2014 to 624 employees at September 30, 2015, resulting primarily from headcount added through the addition of studio personnel throughout North America, as well as a $385,000 increase in outside services primarily related to external development. These increases were partially offset by a $2.2 million decrease in variable compensation resulting from lower attainment of employee and executive bonus targets. As a percentage of revenue, research and development expenses increased from 23.7% in the three months ended September 30, 2014 to 25.8% in the three months ended September 30, 2015.  Research and development expenses included $868,000 of stock-based compensation expense in the three months ended September 30, 2015 and $764,000 in the three months ended September 30, 2014.

Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Sales and marketing expenses	$12,302	$15,327
Percentage of revenue	19.4%	23.7%

Our sales and marketing expenses decreased approximately $3.0 million, or 19.7%, from $15.3 million in the three months ended September 30, 2014 to $12.3 million in the three months ended September 30, 2015.  The decrease was primarily due to a $2.1 million decrease in marketing promotions associated with our free-to-play games. As a percentage of revenue, sales and marketing expenses decreased from 23.7% in the three months ended September 30, 2014 to 19.4% in the three months ended September 30, 2015.   Sales and marketing expenses included $277,000 of stock-based compensation expense in the three months ended September 30, 2015 and $201,000 in the three months ended September 30, 2014.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
General and administrative expenses	$4,419	$6,808
Percentage of revenue	7.0%	10.5%

Our general and administrative expenses decreased $2.4 million, or 35.1%, from $6.8 million in the three months ended September 30, 2014 to $4.4 million in the three months ended September 30, 2015. The decrease in general and administrative expenses was primarily due to a $3.2 million decrease in salaries, benefits and variable compensation resulting from lower attainment of employee and executive bonus targets.  These decreases were partially offset by a $922,000 increase in stock-based compensation expense, as our general and administrative headcount increased from 75 employees at September 30, 2014 to 87 employees at September 30, 2015. As a percentage of revenue, general and administrative expenses decreased from 10.5% in the three months ended September 30, 2014 to 7.0% in the three months ended September 30, 2015. General and administrative expenses included $1.9 million of stock-based compensation expense in the three months ended September 30, 2015 and $989,000 in the three months ended September 30, 2014.

Other Operating Expenses

Our amortization of intangible assets decreased from $127,000 in the three months ended September 30, 2014 to $31,000 in the three months ended September 30, 2015 due to the non-compete agreements associated with our acquisition of Blammo in August 2011 being fully amortized in the first quarter of 2015. Our restructuring charge decreased from $209,000 for the three months ended September 30, 2014 to zero in the three months ended September 30, 2015, as no restructurings took place during the three months ended September 30, 2015.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from a net expense of $340,000 in the three months ended September 30, 2014 to $152,000 in the three months ended September 30, 2015. This decrease was primarily due to lower foreign currency losses for the three months ended September 30, 2015, as compared to the same period from the prior year. These losses were related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit/(Expense)

Our income tax benefit changed from a $10.9 million tax benefit in the three months ended September 30, 2014 to a tax expense of $79,000 in the three months ended September 30, 2015. This change was primarily due to the release of a portion of our valuation allowance in the prior year, for $8.4 million resulting from our acquisition of Cie Games in August 2014, and the release of an $810,000 liability for uncertain tax positions, as we received a closure notice for an ongoing tax return inquiry in July 2014. The change in income tax provision is due to changes in pre-tax income in the United States and certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At September 30, 2015, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $240,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended
	September 30,
	2015	2014
Revenue by Type	(In thousands)
Micro-Transactions	$159,412	$122,254
Advertisements	9,583	9,347
Offers	18,798	15,498
Other	1,077	3,182
Total revenue	$188,870	$150,281

Our revenue increased $38.6 million, or 25.7%, from $150.3 million for the nine months ended September 30, 2014 to $188.9 million for the nine months ended September 30, 2015, which was primarily related to a $37.2 million increase in our revenue from micro-transactions (in-app purchases) and a $3.5 million increase in our revenue from advertisements and offers. These increases were largely driven by the success of our Kim Kardashian: Hollywood and Racing Rivals titles during the first nine months of 2015, which titles did not generate meaningful revenue for us until the third quarter of 2014, as well as the success of titles that were not released during the first nine months of 2014, particularly our Contract Killer: Sniper title that we launched in the fourth quarter of 2014,  our Tap Sports Baseball

2015 title that we launched in March 2015, and our Cooking Dash 2016 title that we launched in June 2015.  These increases were partially offset by a $2.1 million decrease in premium and feature phone revenue due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphone and tablet devices.

International revenue decreased by $4.1 million, from $65.5 million in the nine months ended September 30, 2014 to $61.4 million in the nine months ended September 30, 2015.   This decrease was primarily related to a $6.2 million decrease in our APAC and EMEA revenue, which was partially offset by a $2.1 million increase in our Americas revenue, which excludes revenue from the United States.  These decreases were primarily related to declining revenue from titles such as Eternity Warriors 3, that performed well in APAC markets, and a failure to offset such declines from new titles that are Western focused, such as Racing Rivals and Tap Sports Baseball 2015. In addition, we experienced continued revenue declines in our local feature phone and Android store-fronts businesses in both our EMEA and APAC regions.

Cost of Revenue

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cost of revenue:
Royalties	$75,075	$51,367
Amortization of intangible assets	7,228	2,333
Total cost of revenue	$82,303	$53,700
Revenue	$188,870	$150,281
Gross margin	56.4%	64.3

Our cost of revenue increased $28.6 million, or 53.3%, from $53.7 million in the nine months ended September 30, 2014 to $82.3 million in the nine months ended September 30, 2015. This increase was primarily due to a $10.7 million increase in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, a $10.3 million increase in royalties associated with an increase in royalty-burdened revenue,  and a $4.9 million increase in amortization of intangible assets primarily associated with intangible assets purchased in our PlayFirst and Cie Games acquisitions.  Revenue attributable to games based upon original intellectual property decreased as a percentage of revenue from 71.6% in the nine months ended September 30, 2014 to 42.0% in the nine months ended September 30, 2015, primarily due to an increase in sales of games based on, or that significantly incorporate third-party licensed content, in particular given revenue generation from our Kim Kardashian: Hollywood game for a full nine months in 2015 as opposed to approximately three months as of September 30, 2014 and from our Racing Rivals game, which we acquired in August 2014.  The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 19.9% in the nine months ended September 30, 2014 to 17.2% in the nine months ended September 30, 2015, due to lower royalty rates for distribution of some games based on or significantly incorporating third-party licensed content.   Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue increased from 5.8% in the nine months ended September 30, 2014 to 10.9% in the nine months ended September 30, 2015.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Research and development expenses	$52,855	$48,231
Percentage of revenue	28.0%	32.1%

Our research and development expenses increased $4.6 million, or 9.6%, from $48.2 million in the nine months ended September 30, 2014 to $52.9 million in the nine months ended September 30, 2015. The increase in research and development costs was primarily due to a $5.7 million increase in salaries and benefits and variable compensation, as our research and development headcount increased from 504 employees at September 30, 2014 to 624 employees at September 30, 2015, a $1.9 million increase in outside services related to external development, as well as a $1.7 million increase in allocated facilities and depreciation expenses acquired through our acquisitions of PlayFirst and Cie Games, as these entities were acquired in the prior year, and we did not have a full nine months of such costs in the prior year. These increases in research and development expenses were partially offset by a $4.2 million decrease in stock-based compensation, as stock-based compensation expense attributable to the contingent consideration that was issuable to the employees who were former shareholders of Blammo became fully vested during the third quarter of 2014.  As such, stock-based compensation during the nine months ended September 30, 2015 did not include additional such expense for consideration payable to the former Blammo shareholders.  As a percentage of revenue, research and development expenses decreased from 32.1% in the nine months ended September 30, 2014 to 28.0% in the nine months ended September 30, 2015.   Research and development expenses included $2.5 million of stock-based compensation expense in the nine months ended September 30, 2015 and $6.7 million in the nine months ended September 30, 2014.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Sales and marketing expenses	$37,511	$32,801
Percentage of revenue	19.9%	21.8%

Our sales and marketing expenses increased approximately $4.7 million, or 14.4%, from $32.8 million in the nine months ended September 30, 2014 to $37.5 million in the nine months  ended September 30, 2015. The increase was primarily due to a $4.9 million increase in marketing promotions associated with our free-to-play games, and a $285,000 increase in stock based compensation. These increases were partially offset by a $559,000 decrease in salaries, benefits and variable compensation,  as our sales and marketing headcount decreased from 60 at September 30, 2014 to 59 at September 30, 2015, and lower attainment of bonus targets for our sales and marketing personnel. As a percentage of revenue, sales and marketing expenses decreased from 21.8% in the nine months ended September 30, 2014 to 20.0% in the nine months ended September 30, 2015.   Sales and marketing expenses included $777,000 of stock-based compensation expense in the nine months ended September 30, 2015 and $492,000 in the nine months ended September 30, 2014.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
General and administrative expenses	$19,254	$17,865
Percentage of revenue	10.2%	11.9%

Our general and administrative expenses increased  $1.4 million or 7.8%, from $17.9 million in the nine months ended September 30, 2014 to $19.3 million in the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily due to a $2.7 million increase in stock-based compensation expense due to a higher volume of stock-based awards issued at a higher strike price in the first nine months of 2015, partially offset by a $1.4 million decrease in salaries, benefits and variable compensation resulting from lower attainment of employee and executive bonus targets. Our general and administrative headcount increased from 75 employees at September 30, 2014 to 87 employees at September 30, 2015.   As a percentage of revenue, general and administrative expenses decreased from 11.9% in the nine months ended September 30, 2014 to 10.2% in the nine months ended September 30, 2015.

General and administrative expenses included $5.0 million of stock-based compensation expense in the nine months ended September 30, 2015 and $2.3 million in the nine months ended September 30, 2014.

Other Operating Expenses

Our amortization of intangible assets decreased from $381,000 in the nine months ended September 30, 2014 to $190,000 in the nine months ended September 30, 2015 due to the non-compete agreements associated with our acquisition of Blammo in August 2011 being fully amortized in the first quarter of 2015. Our restructuring charge decreased from $368,000 in the nine months ended September 30, 2014 to zero for the nine months ended September 30, 2015, as no restructuring took place during the first nine months of 2015.

Interest and Other Income/ (Expense), Net

Interest and other income/(expense), net, increased from a net expense of $494,000 in the nine months ended September 30, 2014 to a net expense of $610,000 in the nine months ended September 30, 2015. This increase was primarily due to higher foreign currency losses for the nine months ended September 30, 2015, as compared to the same period from the prior year. These losses are related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable.

Income Tax Benefit/(Expense)

Our income tax benefit changed from a $10.3 million tax benefit in the nine months ended September 30, 2014 to a tax expense of $374,000 in the nine months ended September 30, 2015. This change was primarily due to the release of a portion of our valuation allowance in the prior year, for $8.4 million resulting from our acquisition of Cie Games in August 2014, and the release of an $810,000 liability for uncertain tax positions, as we received a closure notice for an ongoing tax return inquiry in July 2014. The change in income tax provision was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows (used in)/provided by operating activities	$(14,104)	$11,243
Cash flows used in investing activities	(3,212)	(24,383)
Cash flows provided by financing activities	128,966	39,222

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities, although we did realize cash flows provided by operating activities of $30.6 million for the year ended December 31, 2014.  As of September 30, 2015, we had an accumulated deficit of $248.3 million.

Operating Activities

In the nine months ended September 30, 2015, net cash used in operating activities was $14.1 million versus $11.2 million of net cash provided by operating activities for the nine months ended September 30, 2014,  which was primarily due to a $25.4 million increase in prepaid royalties as we signed an increased volume of celebrity licensing agreements during the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014, a $4.2 million net loss, a $5.2 million decrease in accrued compensation resulting from lower attainment of employee and executive bonus targets, a $3.2 million decrease in deferred revenue, and a $1.2 million decrease in accounts payable. These amounts were partially offset by a $5.5 million decrease in accounts receivable, and adjustments for non-cash items, including stock-based compensation expense of $8.2 million, amortization of intangible assets of $7.4 million, depreciation expense of $2.2 million, and a $2.1 million non-cash warrant related expense.

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

Investing Activities

In the nine months ended September 30, 2015, we used $3.2 million of cash for investing activities primarily related to acquisition consideration paid to former Cie Games stockholders of $1.9 million,  property and equipment purchases of $1.5 million, and other investments of $250,000, partially offset by a release of $492,000 of restricted cash relating to letters of credit on our San Francisco lease.

In the nine months ended September 30, 2014, we used $24.4 million of cash for investing activities primarily related to the acquisitions of PlayFirst and Cie Games.

Financing Activities

In the nine months ended September 30, 2015, net cash provided by financing activities was $129.0 million due primarily to the aggregate net proceeds of $125.2 million, after offering expenses, we received in connection with the purchase of 21,000,000 shares of our common stock by Red River, as well as $6.0 million related to option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $2.4 million of taxes paid related to net share settlement of RSUs vested through the second quarter of 2015.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $182.3 million as of September 30, 2015.  Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $6.6 million as of September 30, 2015, most of which were held by our United Kingdom, China, and Russia subsidiaries.  Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.  We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

As discussed in “Significant Transactions” above, on April 29, 2015, we received aggregate net proceeds of $125.2 million, after offering expenses, in connection with the purchase by Red River of 21,000,000 shares of our common stock

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations.  We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund minimum guaranteed royalty payments during the fourth quarter of 2015 as we increase the number of games we publish and/or develop that incorporate third party licensed property, including signing celebrity license partners with significant minimum guaranteed royalty requirements.  For example, since September 30, 2015, we have entered into agreements with various licensors requiring us to pay additional non-recoupable license fees and recoupable minimum guaranteed royalty payments equal to an aggregate of approximately $15.1 million over the next 12 months. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments, which would negatively impact our operating results.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2015:

	Payments Due by Period
	Total	2015 (remaining three months)	2016-2018	2019-2020	Thereafter
	(In thousands)
Operating lease obligations	$14,484	$1,180	$10,626	$2,678	$—
Guaranteed royalties (1)	34,283	7,899	26,384	—	—
Uncertain tax position obligations, including interest and penalties (3)	1,048	438	610	—	—
Total contractual obligations	$49,815	$9,517	$37,620	$2,678	$—

(1)

We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games for mobile devices.  Pursuant to some of these agreements, we are required to pay minimum guaranteed royalties or license fees as up-front payments or over the term of the agreement regardless of actual game sales.  Future minimum guaranteed royalty payments as of September 30, 2015 were $34.3 million, which are due over the next one to three years.

(2)

From time to time we contract with various external software developers (“third-party developers”) to design and develop our games.  We advance funds to these third-party developers, in installments, payable upon the completion of specified development milestones. As of September 30, 2015, there were no significant unpaid future developer commitments.

(3)

As of September 30, 2015, unrecognized tax benefits and potential interest and penalties were classified within “other long-term liabilities” and “accounts payable” on our unaudited condensed consolidated balance sheets. As of September 30, 2015, the settlement date of $610,000 of our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative

Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Our market risk profile has not changed significantly during the nine months ended September 30, 2015.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio.  As of September 30, 2015, we had no short-term investments and substantially all $182.3 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest.  Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2015 and December 31, 2014, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Brazil, Canada, China, Hong Kong, India, Russia, Japan, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At September 30, 2015, Apple Inc. accounted for 54.0%, Google Inc. accounted for 15.4%, and Jirbo Inc. (dba AdColony) accounted for 14.8%  of our total accounts receivable.  At December 31, 2014, Apple accounted for 55.0% and Google accounted for 15.2% of total accounts receivable.  No other customer or Digital Storefront represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 20 different currencies, and in 2014 and the first nine months of 2015, some of these currencies fluctuated significantly. Our revenue are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Brazilian Real and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we were infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  On October 10, 2014, we filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted.  On October 27, 2014, IHL filed an opposition to our motion to dismiss the complaint with prejudice.  We filed our reply to IHL’s opposition on November 6, 2014.  On September 30, 2015, the Court granted our motion to dismiss IHL’s complaint.  On October 9, 2015, the parties entered a joint stipulation with the Court under which IHL agreed not to appeal the Court’s order to dismiss the case and each party agreed to bear its own fees and costs of the litigation.

On November 5, 2014, we filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California alleging that Hothead had willfully infringed certain of our copyrights and trade dress contained in its Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  On August 3, 2015, we entered into a settlement agreement with Hothead to resolve our claims.  Hothead has agreed to make payments to us, including ongoing payments.  We filed a dismissal of the case on August 17, 2015, which the Court granted on August 18, 2015.  Hothead will continue to publish the Kill Shot game.

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

We have incurred significant losses since inception, and as of September 30, 2015, we had an accumulated deficit of $248.3 million.  Although we achieved profitability and significant growth in revenue in 2014, and we generated profits for the three months ended September 30, 2015, we may not maintain profitability in the fourth quarter of 2015 or in future periods.  A significant contributor to our recent profitability and growth related to the success of our Kim Kardashian: Hollywood, Deer Hunter 2014 and Racing Rivals games.  Revenues generated by these successful legacy games have been slowly declining over time, and we have not succeeded in replacing these revenues and growing our overall revenues through our recent product launches.  In addition, we expect our costs to continue to rise as we implement additional initiatives designed to increase revenue, such as developing games with greater complexity, higher production values and integrating additional social features (particularly with respect to the new celebrity titles we plan to launch between the fourth quarter of 2015 and the end of 2017, which we believe may require differentiated game engines to be successful and avoid cannibalization of revenue from our other celebrity games).  Our costs are also rising as we make additional investments related to our continued transition to becoming a games-as-a-service, or GaaS, company, increase the amount we spend in acquiring new players and otherwise marketing our new titles (particularly since advertising costs in our industry have generally been rising and downloads of our games are decreasing as users spend more time on alternative software applications, such as social media applications), and increase the amount we pay for minimum guaranteed royalties to secure licenses to third party intellectual property (particularly with regards to celebrity licensors).  In addition, we have increased headcount during 2015 to bolster our North American development studios and to add a new studio in Portland, Oregon.  If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will incur losses and will not be able to maintain profitability on a sustained basis.  Increasing revenue is also challenging in the current environment given the declines in overall downloads of mobile gaming applications as compared to non-gaming applications, and the significant amount of time and attention users are dedicating to social media and other non-gaming applications.  This industry trend has  been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including recent launches of Deer Hunter 2016 and Eternity Warriors 4 have downloaded at significantly lower rates as compared to prior versions.

We have a relatively new and evolving business model.

In early 2010, we changed our business model to focus on becoming a leading developer and publisher of “free-to-play” games for smartphone and tablet devices.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.  We launched our first free-to-play titles in the fourth quarter of 2010, so we have a relatively short history operating under this business model.  This limits the experience upon which we can draw when making operating decisions.  In addition, following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform.  We are partnering with A-list celebrities to selectively collaborate on future games, and if those games fail to perform to expected levels, our revenue could be limited and our business and operating results would suffer.  In addition, part of our strategy is to continue transitioning towards becoming a GaaS company, and we may not successfully execute this transition.  Our efforts to develop free-to-play games, celebrity and other licensed property games and our transition towards becoming a GaaS company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

•

we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our relatively limited experience in offering the features that are often associated with free-to-play games published by GaaS companies, such as tournaments, live events and more frequent content updates;

•

future celebrity and other licensed property games that we release may fail to resonate with consumers, may cannibalize revenue from our existing games, and may cost more to build than other titles due to the need to differentiate gameplay among titles.  It is unclear whether future celebrity-based games have the potential to generate revenue at levels similar to our Kim Kardashian: Hollywood title or whether these games can be successful at all, including that the number of social media followers for a particular celebrity may have limited impact on the financial success of a title;

•

we intend to continue to develop a significant number of games based upon our own intellectual property, rather than celebrities or well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly considering we have experienced significantly fewer downloads of recent launches of game sequels as compared to their predecessors;

•

many well-funded public and private companies have released, or plan to release, free-to-play games, including those provided under the GaaS model and those partnering with celebrities or other well-known licensed brands or properties, and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;

•

competitors have released, and may release in the future, other mobile software applications featuring celebrities (including our own celebrity partners), and this competition may make it more difficult for us to derive significant revenue from our celebrity games;

•

free-to-play games, including those delivered as a service, and particularly those featuring celebrities,  have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•

our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including competition for downloads with social media and other non-gaming related applications, poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient social and community features, lack of prominent storefront featuring, failure to reach and maintain Top Free App Store rankings, and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which at most only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device, and Apple’s recently enacted requirement that games released on the Apple App Store include 64-bit support has resulted in an increase to the file sizes of our games, potentially making our games more difficult for our players to download;

•

even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games or our failure to effectively respond and adapt to changing user preferences through game updates;

•

we may have difficulty hiring the experienced monetization, live operations, server technology, user experience and product management personnel that we require to support our continued transition to becoming a GaaS company and to building the premier celebrity gaming platform, or may face difficulties in developing our GaaS technology platform and incorporating it into our products or developing unique gameplay;

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with our recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We have to date encountered difficulties with game monetization (for example, developing a sufficient quantity and variety of virtual goods to enable a relatively large scale of in-app purchases by an individual user).  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not succeed in our transition to becoming a GaaS company.  If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 61.1% of our total revenue for the nine months ended September 30, 2015 compared with 61.4% of our total revenue for the nine months ended September 30, 2014.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 52.7% and 50.6% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 37.3% and 35.3% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 26.7% and 24.6% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in 2015 being featured on their storefronts when they were commercially released.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms.  In addition, currently neither Apple nor Google charges a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer.  These offers accounted for approximately one-third of our smartphone revenue during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenue thereafter.  In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers.  Apple has implemented restrictions related to games that include guns, including changing its game rating methodology, which has resulted in all of our games that include gun violence receiving a 17+ rating, and prohibiting some depictions of guns in game icons and other storefront art; these restrictions, could potentially negatively impact the number of people playing these “shooter” games and the revenue we generate from these games.  During the second quarter of 2014, there were reports that Apple was considering prohibiting some types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenue, and any prohibition of these advertisements would have had a negative impact on our revenue.  In addition, we believe that Apple may have made changes to its algorithms that determine the App Store’s Top Free application rankings, as games currently have a more difficult time achieving and maintaining Top Free rankings than was the case 12 to 18 months ago.  The Top Free rankings are one of the primary means for consumers to discover our games, and to the extent that algorithm changes have occurred that make it more difficult for mobile games to reach and maintain Top Free spots, it would contribute to fewer installs of our games.  If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We also compete more generally for the time and attention of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media applications.  We compete for promotional and storefront placement based on these factors, as well as our relationship with the digital storefront owner, historical performance, perception of sales potential and relationships with celebrities and other licensors of brands and properties.  For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Activision, DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon, Warner Brothers and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, SGN Games, Inc., Storm 8/Team Lava and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Snapchat, Twitter, Vevo and YouTube and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 1.9 million applications, including more than 425,000 active games, were available on Apple’s U.S. App Store as of September 2015.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

We also face competition for the leisure time, attention and discretionary spending of our players.  Other forms of leisure time activities, such as personal computer and console games, television, movies, sports, the Internet, and social media and messaging applications are much larger and more well-established options for consumers.  In addition, competition for the attention of players on their mobile devices is intense, as the number of apps on mobile devices is increasing dramatically.  In particular, non-gaming applications for mobile devices, such as social media and messaging, music and dating applications, have become increasingly popular, making it more difficult for mobile games to generate the same level of consumer interest and number of downloads as in prior periods.  In addition, celebrities like Kim Kardashian West, Kylie Jenner and Kendall Jenner, have launched their own personal media applications, and those applications, or similar applications launched by other of our celebrity partners could compete with our celebrity games for the time, attention and spending of our players.  If our players do not find our games to be compelling or if other leisure time activities are perceived by our players to offer greater variety, affordability, interactivity and overall enjoyment, our business could be materially and adversely affected.

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
•

changes in the mix of revenue derived from games based on original intellectual property versus licensed intellectual property (including that we currently anticipate that a majority of our title launches for the remainder of 2015 and throughout 2016 will be based on or will significantly incorporate licensed intellectual property rather than being wholly original Glu intellectual property games);
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

•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2012 we impaired $3.6 million of our goodwill related to our APAC reporting unit and in 2013, 2014, and the first nine months of 2015, we impaired $435,000, $257,000, and $1.6 million, respectively, related to contractual minimum guarantee commitments and other prepaid royalties; and

•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of a product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Historically, we have focused on developing and publishing shooter and other action games primarily directed at male audiences. While our Kim Kardashian: Hollywood and Cooking Dash 2016 games have achieved a level of success, meeting consumer expectations could prove more challenging for us in the future as we release a greater number of games that are primarily targeted toward female audiences (such as our games in the celebrity and time-management genres).  Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect is magnified for our most successful games, such as Kim Kardashian: Hollywood, Racing Rivals and Deer Hunter 2016.  It is difficult to predict when and how quickly one of our games will decline.  As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games.  If rates of decline are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines or the new games we launch fail to download and/or monetize as we anticipate, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, even for games based on highly popular celebrities such as Katy Perry.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we do not successfully establish and maintain awareness of our brand and games, if we fail to develop high-quality, engaging games that are differentiated from our prior games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships.  Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property, games based on our celebrity partners and our other game franchises that incorporate third party brands and properties.  Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games, including integrating the level of social and community features appropriate for a game’s target audience and partnering with celebrities with fan bases that can support successful mobile games.  If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers.  Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games.  If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase and our business, operating results and financial condition could suffer.

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand.  Our games may contain violence or other content that some consumers may find objectionable.  For example, Apple has assigned each of our shooter games a 17-and-older rating due to its violence.  In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer:  Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless.  In addition, our employees or employees of outside developers could include hidden features in one our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material.  If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects or have playability issues, we may receive negative user reviews and our brand may be damaged.  These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenue in recent fiscal periods.  In addition, we expect a significant percentage of our product launches in the next 12-18 months to be in the celebrity genre. If these games do not continue to succeed or we do not release highly successful new games, particularly our new celebrity games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time.  Despite only having been launched in June 2014, Kim Kardashian: Hollywood was our largest revenue generating title in 2014, with Deer Hunter 2014 also accounting for more than 10% of our revenue in 2014; no other game accounted for more than 10% of our revenue in 2014.  While Kim Kardashian: Hollywood continued to account for a significant portion of our revenue during the first nine months of 2015, we expect revenue from this title to continue to decline from its peak in the third quarter of 2014.  In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts though social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, in the third quarter of 2012, we launched 11 new games, only two of which generated significant revenue, which, in part, contributed to our revenue declining from the second quarter of 2012.  In addition, recent launches of sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several recent games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our game franchises would lead to revenue declines.

In addition to Kim Kardashian: Hollywood, we have launched or intend to launch within the next 12 months, games featuring Katy Perry, Kendall and Kylie Jenner, Britney Spears, Nicki Minaj and Jason Statham, and have entered into agreements with additional celebrities to create games that we expect to launch by the end of 2017.  Games featuring celebrities will account for a significant percentage of our overall title releases in 2016, and will also account for significant portion of our forecasted revenues.  We face a number of risks in our ability to successfully develop and monetize games featuring celebrities.  For example, Kim Kardashian: Hollywood has been by far the most successful mobile game featuring a celebrity, and other game developers have failed to achieve success with games featuring other celebrities.  Accordingly, it is possible that there is something unique about Ms. Kardashian-West and the nature of her celebrity that has led to the success of Kim Kardashian: Hollywood that will not be replicable in other games featuring other celebrities.  In addition, some of the celebrities with whom we have partnered may have similar fan bases, and any actual overlap in the audiences for our different celebrity games could result in market saturation or cannibalization of revenue of our own games.  We must also differentiate our various celebrity games in order to ensure our games remain fresh and engaging and to satisfy our celebrity partners.  However, differentiating the game engines for our various celebrity titles could lead to increased development costs and potential product launch delays and may result in games that don’t monetize as well as Kim Kardashian: Hollywood.  If our new games are not successful, particularly our new celebrity games, or if we fail to cost-effectively extend the lives of our successful games, our revenue could be limited and our business and operating results would suffer.

Apple’s requirement that beginning February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support, could harm our business.

In the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support.  We have not in the past built our games to include 64-bit support nor did the Unity development engine that we utilize to create many of our games support 64-bit development; however, we are working with Unity to ensure that we meet Apple’s requirement.  Building our games to support 64-bit development has increased the file sizes of our games making it more difficult for players to download our games and potentially negatively impacting the number of downloads and active users of our titles, particularly for those games where we are unable to keep file sizes below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks).  For example, we launched our Eternity Warriors 4 title on the Apple App Store in  September 2015, and while the title met Apple’s 64-bit requirement, the file size of the game was approximately 268 megabytes.  We currently expect, at least in the short-term, that some of our games built on the Unity engine will continue to exceed 100 megabytes.  Reduced downloads would negatively impact our revenue and increase our operating expenses, including through increased user acquisition costs.  Many of our competitors utilize their own internal development engines to build their games, which may better position them to comply with the 64-bit requirement and keep the file sizes of their games below 100 megabytes.  In addition, due to the expense involved in supporting 64-bit development, we have decided not to continue updating some of our existing games that we otherwise would have continued to update due to the cost of upgrading such games to 64-bit versus our expected returns for such games, which will cause the revenue that we generate from these games to decline more quickly than they otherwise would have.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day.  In addition, Amazon effected a large scale maintenance reboot of a portion of its systems during September 2014 to remedy a security flaw, and in September 2015, there was an outage of AWS Dynamo DB that affected our Deer Hunter 2016 game.  While none of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and in November 2014, March 2015 and April 2015, we experienced similar outages with respect to our Racing Rivals game.  In addition, at launch in September 2015, our Eternity Warriors 4 title experienced intermittent server issues that left the game temporarily inoperable.  We were also the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums.  In October 2013, we were also the victim of a “CryptoLocker” ransomware attack that temporarily prevented our access to sensitive company files.  Although these incidents did not result in a material loss of revenue, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue.  As we continue to grow and expand our business, including increasing our international presence in China and elsewhere, we may place ourselves at increased risks of cyber attacks, such as the denial of service attacks that affected Sony Pictures in the fourth quarter of 2014.

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

We derive the majority of our revenue from the sale of virtual goods within our games for smartphones and tablets that run Apple’s iOS or Google’s Android operating system.  Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store.  For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 1,000 Android-based devices that are commercially available, many of which have different technical requirements.  Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, with more than one billion Android based devices sold worldwide in 2014, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area.  These additional costs could harm our business, operating results and financial condition.  In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins.  If we fail to maintain or enhance our porting capabilities, our revenue and financial results could suffer.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014 and 42.0% in the first nine months of 2015, largely due to the success of Kim Kardashian: Hollywood and, to a lesser extent, Racing Rivals, Robocop:  The Official Game, Tap Sports: Baseball and Tap Sports Baseball 2015. We expect our revenue derived from games based on or substantially incorporating third party intellectual property to increase further in the fourth quarter of 2015 and throughout 2016, as we expect to continue to derive significant revenue from Kim Kardashian: Hollywood and Racing Rivals and as we release new celebrity games and other games based on or significantly incorporating third party licensed brands, properties and other content.  Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new celebrities on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with recently announced partnerships and other potential partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and expect to continue to incur significant minimum guaranteed royalty and other payments, including warrant issuances, at rates substantially higher than in prior years.  As a result, we may incur increased levels of impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2013, 2014, and the first nine months of 2015 we impaired $435,000, $257,000, and $1.6 million respectively, related to contractual minimum guarantee and other payments.  The increase in 2015 is primarily related to impairment of minimum guaranteed royalty payments and warrants issued in connection with our James Bond: World of Espionage title.  In 2016, we expect to release a higher percentage of our games based on or incorporating celebrities and other third party licensed brands, properties and other content as opposed to our original intellectual property games where we do not incur licensing fees and expenses, and as a result, our impairments on prepaid royalty guarantees and other licensing expenses may continue to rise.

We publish games developed by third parties, which exposes us to a number of potential operational and legal risks.

Publishing games developed by third parties exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guaranteed royalties in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  For example, we recently agreed to pay a significant license fee and minimum guaranteed royalty payment to an affiliate of Tencent Holdings Limited, or Tencent, to license and publish Tencent’s WeFire game in the United States and international markets outside of Asia.  Third party games that we license and publish may not be commercially successful, particularly if they fail to appeal to Western audiences, if our limited experience in publishing other developers’ games leads to unexpected results or for any other reason, which would negatively impact our operating results.  In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel.  In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company and building the premier celebrity gaming platform.  The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including much of our celebrity gaming platform.  Recent stock price declines and our expected failure to attain most executive and employee performance-based bonus targets for 2015 will also make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price continues to decline or remains at current levels, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming, operating a GaaS company, monetization and developing social and community features in particular, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

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

In  April 2015, we entered into a strategic relationship with Tencent Holdings Limited, or Tencent, a leading Internet company in China and arguably the world’s largest gaming company.  Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  In November 2015, we entered into an agreement with Tencent to license and publish its game, WeFire, in the United States and international markets outside of Asia.  Our agreement to publish WeFire may not be successful, particularly given the license fees and royalties we will be required to pay under the agreement.  In addition, we may not succeed in entering into any other agreements or operating partnerships with Tencent in the future.  Even if we do enter into additional operational partnerships, it could take months to years to fully realize the benefits of such partnerships and, to the extent such agreements involve publishing our games in China, some of our platform partners in China and other parts of Asia may view such a partnership negatively, and in fact, some partners in China may already view the fact that Tencent is a significant investor in us negatively, and we may find it more difficult to obtain featuring of our games from such partners in China going forward.

Tencent, through its controlled affiliate, held approximately 16.0% of the aggregate voting power of Glu as of September 30, 2015, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.   Tencent’s investment in and position with Glu could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We have acquired and invested in, and may continue to acquire and invest in, companies, products and technologies that complement our strategic direction.  Acquisitions and investments involve significant risks and uncertainties, including:

•	diversion of management’s time and a shift of focus from operating the business to issues related to negotiation of acquisition or investment terms, integration and administration;
•	our ability to successfully integrate acquired technologies and operations into our business and maintain uniform standards, controls, policies and procedures;
•

significant competition from other acquirors and investors as the gaming industry consolidates and challenges in offering attractive consideration given the volatility of our stock price and potential difficulties in obtaining alternative financing;

•	challenges retaining the key employees, customers and other business partners of the acquired or investee business;
•	our ability to realize synergies expected to result from an acquisition or strategic investment;
•	an impairment of acquired goodwill and other intangible assets or investments in future periods would result in a charge to earnings in the period in which the write-down occurs;
•	the internal control environment of an acquired or investee entity may not be consistent with our standards and may require significant time and resources to improve;
•

in the case of foreign acquisitions or strategic investments, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

•

liability for activities of the acquired or investee companies before the acquisition or investment, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2013, 2014, and the first nine months of 2015, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. Conversely, the current economic crisis in Russia has led to a significant devaluation of the Ruble compared to the U.S. Dollar, which has reduced the effective salaries of our employees in our Moscow studio.  As a result, we may be at risk of losing key employees to competitors who are willing to offer higher effective wages. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 32.5% and 43.3% of our revenue during the nine months ended September 30, 2015 and 2014, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia.  We expect to increase our international presence, and we expect international sales will continue to be an important component of our revenue, particularly in APAC markets.  Risks affecting our international operations include:

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
•

political, economic and social instability, including the ongoing hostilities in Syria and the Ukraine and, in particular, the economic crisis in Russia, which could potentially negatively impact us given that we have a development studio in Moscow;

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

While the number of people using mobile Internet-enabled devices, such as smartphones and tablet devices, has increased dramatically in the past few years, the mobile market, particularly the market for mobile games, is still emerging, and it may not grow as we anticipate.  Our future success is substantially dependent upon the continued growth of use of mobile devices for games, as opposed to social media applications or other uses.  The proliferation of mobile devices may not continue to develop at historical rates and consumers may not continue to use mobile Internet-enabled devices as platforms for games.  In addition, new and emerging technologies could make the mobile devices on which our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution.  In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games.  We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games.  For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles became effective in April 2014.  In addition, in response to a request made by the European Commission, Google no longer labels free-to-play games as free in European Union countries.  Similarly, in the fourth quarter of 2014, Apple changed its label for free-to-download applications from “FREE” to “GET” in the Apple App Store.  The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the Federal Trade Commission recently reached settlement agreements with Apple and Google on this subject.  If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language).  Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games.  In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenue in China.  Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and launched a version of our Frontline Commando: D-Day game utilizing the Skillz technology platform that allows players to compete against each other in tournaments for cash prizes.  We have also in the past through a partnership with Probability PLC offered a suite of Glu branded mobile slots games in the United Kingdom and might continue to explore opportunities with respect to real money gambling.  We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business.  Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  For example, in December 2012, the Federal Trade Commission adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13, which amendments became effective in July 2013.  In addition, the European Union has proposed reforms to its existing data protection legal framework.  In addition, in October 2015, the Court of Justice of the European Union issued a ruling striking down the longstanding Safe Harbor agreement between the United States and the European Union, which raises uncertainty regarding the ability of companies to transfer the personal data of European citizens to the United States. Various government and consumer agencies have also called for new regulation and changes in industry practices.  For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices.  Additionally, in January 2014, the Federal Trade Commission announced a settlement with Apple related to in-app purchases made by minors.  In response to developments in the interpretation and understanding of regulations such as these and guidance and inquiries from the California Attorney General, we released updates to our My Dragon and Deer Hunter Reloaded games and made changes to our games in development to make our privacy policy readily accessible to players of these games as required by the California Online Privacy Protection Act.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only one issued U.S. patent and only eight U.S. patent applications currently outstanding, including two that we inherited through acquisitions, so we will not be able to protect the vast majority of our technologies from independent invention by third parties.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter 2014 game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement resolving our claims against Hothead in August 2015.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from the infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees.  For example, on August 20, 2014, Inventor Holdings, LLC, a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we were infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  In September 2015, the Court granted our motion to dismiss the case brought by Inventor Holdings.  In addition, in November 2014, Telinit Technologies, LLC, a Texas company, filed a complaint in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that we were infringing one of its patents and seeking unspecified damages, attorneys’ fees and costs.  We settled the dispute with Telinit for an immaterial amount in January 2015.  Despite our prior successes in defending against such claims, claims against us in the future could result in our being enjoined from using our intellectual property or licensed intellectual property, and we might incur significant licensing fees and could be forced to develop alternative technologies.  We may also be required to pay penalties, judgments, royalties or significant settlement costs.  If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or be prevented from introducing new games.  We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

We may become subject to various legal proceedings, claims and regulatory inquiries that arise out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future.  In addition, events may occur that give rise to a potential risk of litigation.  The number and significance of regulatory inquiries have increased as our business has grown and evolved.  Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of doing business, require us to change our business practices or products, require significant amounts of management time, result in diversion of significant operations resources or otherwise harm our business and future financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between August 7, 2015 and September 1, 2015, we issued five warrants covering an aggregate of 1,100,000 shares of our common stock to celebrity licensors, and entities affiliated with one of the celebrity licensors, in connection with entering into license agreements to create games featuring such celebrities.  These warrants each have an exercise price equal to the closing price of our common stock on The NASDAQ Global Market on the date of issuance, with the warrants having a weighted average exercise price of $4.44 per share.  With respect to warrants covering 1,000,000 shares, such warrants vest with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months, subject to full acceleration in the event of (1) our full recoupment of the minimum guarantee payments under the related license agreement, (2) the termination of the license agreement due to our material breach of the agreement or (3) a change of control of Glu.  With respect to warrants covering 100,000 shares, such warrants vest in equal monthly installments over 60 months, with up to 25% of the shares subject to accelerated vesting in the event the celebrity licensor approves game design documentation by a certain date and the related game commercially launches by a certain date.  Vesting of each of the warrants will immediately terminate in the event that Glu terminates the related license agreement due to the celebrity licensor’s material breach of such agreement.  Each of the warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. The issuance of each of the warrants was deemed exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

GLU MOBILE INC.
Date: November 6, 2015	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Eric R. Ludwig
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