Form 10-K
period 2015-12-31
GLU MOBILE INC
filed 2016-03-04
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐          Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by The NASDAQ Global Market, was approximately $665,689,774. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 29, 2016 was 132,202,705.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

General

Glu Mobile develops, publishes and markets a portfolio of games designed to appeal to a broad cross section of the users of smartphones and tablet devices who download and make purchases within our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others.  We occupy leadership positions in four gaming genres: action, celebrity, sports, and simulation.  We create games in these genres based on our own brands, including Contract Killer, Cooking Dash, Deer Hunter, Diner Dash, Eternity Warriors, Frontline Commando, Gun Bros, and Heroes of Destiny.  We also create games based on third-party licensed brands, including Kim Kardashian: Hollywood, Kendall and Kylie, Katy Perry Pop, James Bond: World of Espionage, Mission Impossible: Rogue Nation and Sniper X With Jason Statham, as well as our own branded games that incorporate third-party licensed brands, properties and other content, such as Racing Rivals, Tap Sports Baseball, and Tap Sports Football.  We are headquartered in San Francisco, California, with major U.S. offices outside of Seattle, Washington and in Long Beach, California and international locations in Canada, China, India, Japan, Korea and Russia.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC.  The public can read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after they are filed.  Our internet website is located at www.glu.com and our Investor Relations website is located at www.glu.com/investors.  The information on our website is not incorporated into this report, unless otherwise expressly stated.  Copies of our Annual Report on Form 10-K for the year ended December 31, 2015 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 500 Howard Street, Suite 300,

San Francisco, California 94105 or by emailing IR@glu.com.

Business Developments and Strategy

Since January 1, 2015, we have taken the following actions to support our business:

•

We continued to focus our efforts on developing and publishing games for smartphones and tablet devices, such as Apple’s iPhone and iPad and mobile devices utilizing Google’s Android operating system, such as Samsung’s Galaxy product line and Amazon’s Kindle Fire.  Our significant achievements related to these efforts include the following:

•	We generated total revenue of $249.9 million for the year ended December 31, 2015, a 12.0% increase compared to total revenue of $223.1 million for the year ended December 31, 2014.
•

In December 2015, we had approximately 5.1 million daily active users and 49.4 million monthly active users of our games on our primary distribution platforms, including Apple’s App Store, the Google Play Store, Amazon’s Appstore, Facebook, and the Mac App Store.

•

As of December 31, 2015, we had approximately 1.3 billion cumulative installs of our games on our primary distribution platforms, including approximately 82.2 million installs during the fourth quarter of 2015.

•

We continued to execute on our strategy to become the leading developer and publisher of free-to-play games for smartphones, tablets and other platforms.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.  We globally released 13 free-to-play games that we developed during 2015.

•

We have undertaken a number of measures to diversify our product portfolio and strengthen our portfolio of game franchises, which we believe positions us for growth in 2016.  As a result of these efforts, we now occupy leadership positions in four gaming genres: action, celebrity, sports, and simulation.  Some of the key actions we have taken to solidify our leadership position in each of these genres include:

o	Action

▪

In November 2015, we announced that we had entered into a strategic partnership with an entity affiliated with Tencent Holdings Limited (“Tencent”) to bring Tencent’s highly successful shooter title in China, WeFire, to North America, Australia, New Zealand, EMEA and South America in 2016.

▪	We released Deer Hunter 2016 and Frontline Commando WW2, the latest and most advanced iterations of our Deer Hunter and Frontline Commando franchises.
▪	We released our first action title featuring a celebrity partner, Sniper X With Jason Statham.
▪	We released action titles based on well-known Hollywood film franchises, with Mission Impossible: Rogue Nation and Terminator Genisys: Revolution.
▪

In September 2015, we announced a premium title, Deer Hunter VR, our first title developed exclusively for the Oculus virtual reality platform, initially made available on the Samsung Gear VR, powered by Oculus.

o	Celebrity
▪

Our Kim Kardashian: Hollywood game released in June 2014 was our largest revenue-generating title for 2015, demonstrating our potential to extend the success of our top games.  This title remained a top 30 grossing game on the Apple App Store’s U.S. iPhone games rankings throughout 2015 on a monthly basis.

▪	In March 2015, we announced a five year exclusive mobile gaming partnership with reality television stars Kendall and Kylie Jenner, and we released our Kendall and Kylie game in February 2016.
▪	In April 2015, we announced our exclusive mobile gaming partnership with pop icon Britney Spears, and we plan to release our Britney Spears: American Dream game in mid-2016.
▪	In August 2015, we announced our exclusive mobile gaming partnership with hip-hop superstar Nicki Minaj, and we plan to release our game featuring Ms. Minaj later in 2016.
▪	In February 2016, we announced our exclusive mobile gaming partnership with global music superstar, Taylor Swift, and we plan to release our game featuring Ms. Swift in December 2016.
▪

We have exclusive gaming partnerships with celebrities whose combined social media audience exceeds 1.3 billion followers based on the combined Facebook, Twitter, Instagram, and Vevo, audiences of those celebrities. There is some fan overlap among these social channels and celebrities.

o	Sports
▪

In April 2015, we launched Tap Sports Baseball 2015, the second installment in our popular Tap Sports Baseball franchise in which we partnered with the Major League Baseball Players Association to include the names and numbers of real-world baseball stars from each of the MLB’s 30 teams.  Tap Sports Baseball 2015 was the highest ranked baseball title in the Apple App Store’s U.S. iPhone top grossing games rankings during 2015.

▪

Our Racing Rivals game, originally released in the summer of 2013, was our second largest revenue–generating title for 2015 and remained the highest ranked racing title in the Apple App Store’s U.S. iPhone top grossing games rankings during 2015, further demonstrating our potential to extend the success of our top games.

▪

In August 2015, we launched Tap Sports Football, an extension of our Tap Sports franchise, allowing football fans to build and manage a team of professional players, make strategic decisions and compete against friends.

o	Simulation
▪

In June 2015, we released Cooking Dash 2016, the first free-to-play version in the Cooking Dash franchise’s eight-year history. Cooking Dash 2016 provided further evidence of our potential to extend the success of our top games, as this title generated more revenue in the fourth quarter of 2015 than the third quarter of 2015.

▪	In 2015, we also recruited a team of industry experts in the invest-express resource management genre to open a new studio in Portland, Oregon.

▪	In January 2016, we announced our exclusive mobile gaming partnership with award-winning chef, Gordon Ramsay, and we plan to release a simulation game featuring Chef Ramsay later in 2016.
•

We continued to improve monetization and retention of players in our games, with our most popular games remaining successful for longer periods of time.  The longevity of our most successful games derives from strong core gameplay, regular content updates and social and community features, such as tournaments, player-versus-player gameplay and live events.

•

In April 2015, we announced that Red River Investments Limited (an affiliate of Tencent) had agreed to purchase 21,000,000 shares of our common stock at a price of $6.00 per share for total consideration of $126.0 million.  In connection with the investment, Steven Ma, SVP and Head of Tencent’s Interactive Entertainment Group, joined our Board of Directors.

•

In May 2015, we launched our first ever television commercial.  The commercial, in support of our Kim Kardashian: Hollywood title and starring Mrs. Kardashian West, was released in major metropolitan markets across the United States.  We also launched an online marketing campaign through Maker Studios, pitting a roster of top YouTube influencers against one another in a competition to achieve the highest status in Kim Kardashian: Hollywood.

•	In Fall 2015, we bolstered our technology and product leadership team with the following additions:
o	In September 2015, we appointed former Walt Disney Animation Studios CTO and Pixar Animation Studios SVP of Technology, Greg Brandeau, to our Board of Directors;
o	In October 2015, we hired Electronic Arts (“EA”) veteran Tim Wilson as our Global Chief Technology Officer and Rackable, SGI and Juniper Networks veteran Dominic Martinelli as our VP of IT; and
o	In November 2015, we hired former SVP of EA Mobile and Kabam President of Worldwide Studios, Nick Earl, as our President of Global Studios.
•

In January 2016, we announced that we will invest up to $7.5 million in promissory notes convertible into a minority equity stake in Plain Vanilla Corp., the Icelandic developer behind the globally popular game QuizUp.  As part of this investment, our Chief Executive Officer, Niccolo de Masi, joined the Board of Plain Vanilla and Glu has a call option to acquire Plain Vanilla Corp. for 15 months from the closing of the initial investment at a pre-agreed price.

In 2015, we continued to execute on our strategy of becoming the leading developer and publisher of free-to-play games for smartphones and tablets, and we worked to position ourselves to be a leader in developing games for other next-generation platforms, such as smart TVs, wearables, virtual reality and augmented reality devices.  In order for us to achieve these goals, we must develop and publish mobile games that are widely accepted and commercially successful on digital storefronts that distribute games for these devices and platforms.  These include Apple’s App Store and Mac App Store, the Google Play Store, Facebook, and Amazon’s Appstore.

We are dedicated to extending our leadership positions in the action, celebrity, sports and simulation gaming genres.  Our leadership in the action category remains strong with our Deer Hunter and Contract Killer franchises, and we hope to expand that leadership in 2016 with the launch of Frontline Commando Rivals,  which is the title under development through our strategic partnership to bring Tencent’s highly successful shooter in China, WeFire, to North America, Australia, New Zealand, EMEA and South America in 2016.  We established our leadership in the celebrity gaming genre with Kim Kardashian: Hollywood, and we extended that leadership with the launch of our Kendall and Kylie game and with announcements of games to be developed with several additional celebrities, including Taylor Swift.  Our sports label is headlined by our Tap Sports Baseball and Racing Rivals franchises, which we hope to maintain as the top baseball and racing franchises, respectively, on mobile in 2016.  The simulation category includes our Cooking Dash and Diner Dash franchises, and we look to bolster our position in this category in 2016 through a game featuring Gordon Ramsay and eventually through an invest-express resource management title developed out of our Portland, Oregon studio.

We believe that our games consistently have high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically helped to drive installs and awareness of our games and resulted in highly positive consumer reviews.  We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they are commercially released.

We work closely with our celebrity licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  Our celebrity games utilize transmedia storytelling, leveraging the celebrity’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on the celebrity’s life.  Our goal is for the game content to become entwined with the celebrity’s persona and social media presence, and to otherwise enhance interaction with the celebrity’s fans.  We also plan to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the celebrity’s fan base.  In order to capitalize on the impact of our celebrity licensors, we need to differentiate each game we release and space out our launch dates in order to avoid cannibalization of revenue from our existing games and to ensure that each game resonates with our players.

However, for us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must first ensure that each game we develop is built with strong core gameplay and a core monetization loop that incentivizes players to make in-app purchases.  In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, player-versus-player gameplay and live events and build and nurture social media communities around our franchises both in-game and holistically via community features such as dedicated social channels.  We have also made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about players of each of our franchises.  We aim to connect our analytics and monetization infrastructure to every element of our business – from marketing to merchandising.

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding additional social features, tournaments and events or otherwise.  Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with celebrities, social influencers, organizations and brands that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games.  Our business developments and strategy position us to take advantage of these trends, as evidenced by the longevity of our Kim Kardashian: Hollywood and Racing Rivals titles and the continued strength of our Cooking Dash 2016 title.  We plan to focus on regularly updating and otherwise supporting our most successful games in order to ensure that those games monetize and retain users for even longer periods of time.

Our Products

We develop and publish a portfolio of mobile games designed to appeal to a broad cross section of the users of smartphones and tablet devices.  We are a leader in free-to-play action, celebrity, sports, and simulation genre mobile gaming, and intend to focus on developing games in these genres during 2016.  We plan to continue developing games based on our own intellectual property, including certain of our core franchises, such as Contract Killer,  Cooking Dash, Deer Hunter,  Diner Dash, and Frontline Commando, as well as our original branded games that incorporate third-party licensed content, such as Racing Rivals and Tap Sports Baseball.  In addition, we intend to continue building the premier Hollywood and other celebrity gaming platform.  As part of these efforts, in 2016 we have released our Kendall and Kylie game and plan to release games featuring pop icon Britney Spears, hip hop artist Nicki Minaj, celebrity chef Gordon Ramsay and singer and songwriter Taylor Swift.

Although users can download and play our free-to-play games free of charge, they can purchase virtual currency or virtual items to enhance their gameplay experience – we refer to these as “in-app purchases” or “micro-transactions.”  Some of the benefits that players receive from their in-app purchases include:

•

Play Longer Through Better Equipment – We generally design our games to become significantly more challenging as the player advances through the game.  For a game like Frontline Commando 2, players can use their virtual currency to purchase more powerful weapons, stronger armor and healing med kits to increase their odds of continued survival.

•

Play Longer Through Energy Replenishment – We design some of our games, such as Deer Hunter 2016 and Kim Kardashian: Hollywood, to have short playing sessions, the duration of which are limited by the energy available for each session.  Players of Kim Kardashian: Hollywood and Deer Hunter 2016 can use their virtual currency to purchase items that will replenish their energy and enable them to extend their gameplay session.

•

Accelerate Game Progress – Although some players are content to slowly “grind” their way through progressing in a game, others are willing to purchase items to accelerate their progression.  For example, Tap Sports Baseball and Tap Sports Football each enable players to spend their virtual currency to upgrade their roster of players and boost the effectiveness of such players, thus allowing the player to more quickly assemble a winning team.

•

Customization – Our games generally enable players to express themselves by customizing their character or the world the character inhabits.  For example, Kendall and Kylie allows users to personalize their characters’ appearance, clothing and living environment, as well as purchase special items available for a limited time, such as for holidays.

We sell virtual currency to consumers at various prices ranging from $0.99 to $99.99 (adjusted for local currencies for sales to players in foreign countries), which is consistent with storefront pricing guidelines, with the significant majority of player purchases occurring at the lower price points.  The digital storefronts generally share with us 70% of the consumers’ payments for in-app purchases, although these rates are generally lower for Android-based platforms in China; we do not have any special agreement or arrangement with respect to pricing or terms with any of the digital storefronts.  Consumers may also acquire virtual currency and other virtual items through gameplay or by completing offers, as described below.

In addition to in-app purchases of virtual currency, we also monetize our games through offers and in-game advertising.  Offers enable users to acquire virtual currency without paying cash but by instead taking specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey.  We work with third parties to provide these offers to players of our free-to-play games, and we receive a payment from the third party offer provider based on consumer response to these offers.  We also work with third party advertising aggregators who embed advertising, such as ads appearing within the game between content transitions and as pop-up ads; the aggregators typically pay us based on the number of impressions, which is the number of times an advertisement is shown to a player.  In addition, from time to time we work directly with other application developers to include advertising for their applications in our games, and the developers pay us based on either the number of impressions in our games or the number of users who download the developer’s application.

We have generally designed our games to incorporate social features that enhance the user’s gameplay experience, and we intend to continue to introduce more social and community-based features into many of our new titles by leveraging our Games as a Service, or GaaS, technology platform.  For example, Eternity Warriors 4 includes live chat functionality and enables users to create alliances with other players, Racing Rivals enables players across Apple’s iOS and Google’s Android platforms to compete against each other in real-time, synchronous racing, Kim Kardashian: Hollywood allows users to incorporate their friends into the game by sending them gifts and going on dates with them and Tap Sports Baseball allows players to challenge their friends to head-to-head matchups.  Many of our games also leverage technologies such as Apple’s Game Center or Facebook Connect, which enables players to compare their high scores and achievements with their friends and against the global leaderboard.  We intend to analyze each particular game release to determine the appropriate level of GaaS technology to be incorporated.

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

The table below sets forth the title, release date, and genre for each of the games we developed and launched worldwide in 2015:

Title	Release Date	Genre
Blood & Glory: Immortals	March 2015	Action
Tap Sports Baseball 2015	April 2015	Sports
Frontline Commando WW2	April 2015	Action
Terminator Genisys: Revolution	June 2015	Action
Cooking Dash 2016	June 2015	Simulation
Mission Impossible: Rogue Nation	July 2015	Action
Tap Sports Football	August 2015	Sports
Eternity Warriors 4	September 2015	Action
Deer Hunter 2016	September 2015	Action
Deer Hunter VR	September 2015	Action
James Bond: World of Espionage	October 2015	Real-Time-Strategy
Sniper X With Jason Statham	October 2015	Action
Katy Perry Pop	December 2015	Celebrity

Following the success of Kim Kardashian: Hollywood and games incorporating licensed third-party brands and properties, like Racing Rivals, we increased our licensing efforts, both in terms of securing licenses to develop games based upon or significantly featuring specific licensed third-party intellectual property and for cameo appearances or to otherwise incorporate third-party intellectual property into our games.  In 2015, 2014, and 2013, games based on our own intellectual property accounted for approximately 42.1%, 62.7%, and 93.3% of our revenues, respectively.  The decrease from 2014 to 2015 was due to a full year of revenue from our Kim Kardashian: Hollywood and Racing Rivals titles, and lower revenue from certain of our titles based on our own intellectual property, including Deer Hunter,  Dino Hunter: Deadly Shores and Frontline Commando.   The significant drop in revenue from original intellectual property titles from 2013 to 2014 was primarily related to the success of our Kim Kardashian: Hollywood game, partial year contribution from Racing Rivals and to a lesser extent our Robocop and Hercules titles.  We expect that each of our new titles launched in 2016 will include third-party licensed brands, properties or other content.

For games based on or significantly incorporating licensed brands, properties or other content, we share a portion of our revenues with the respective licensors.  The average royalty rate that we paid on games based on licensed content (such as Kim Kardashian: Hollywood, Mission Impossible: Rogue Nation and Sniper X With Jason Statham) or significantly incorporating licensed content (such as Racing Rivals, Tap Sports Baseball 2015, and Tap Sports Football) was approximately 21.9% in 2015, 21.3% in 2014, and 44.8% in 2013 of gross revenues.  However, the individual royalty rates that we pay can be significantly above or below the average based on a variety of factors, such as the strength of the licensed brand, our development and porting obligations, and the platforms for which we are permitted to distribute the licensed content.

Although since 2010 we have focused our efforts on developing free-to-play games, we may create additional software applications and games that are sold for a fee.  For example, in 2015 we launched Deer Hunter VR on the Oculus store at a price to download of $4.99.  We have typically sold our premium games at prices ranging between $0.99 and $6.99, which is consistent with storefront pricing guidelines.  For our premium games, we generally receive 70% of the consumers’ payments from the digital storefront owner, as we do with sales of virtual currency.

Sales, Marketing and Distribution

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store and Amazon’s Appstore.  In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and Facebook.  The significant majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for approximately 60.5%, 61.8%, and 59.6% of our total revenues in 2015, 2014 and 2013, respectively.  We generated the majority of these iOS-related revenues from the Apple App Store, which represented 51.7%, 52.2%, and 50.1% of our total revenues in 2015, 2014 and 2013, respectively, with the significant majority of such revenues derived from in-app purchases.  We generated the balance of our iOS-related revenues from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games.  In addition, we generated approximately 38.1%, 35.4%, and 30.5% of our total revenues in 2015, 2014 and 2013, respectively, from the Android platform.  We generated the majority of our Android-related revenues from in-app purchases and sales of premium games made through the Google Play Store, which represented 27.4%, 24.8%, and 19.2% of our total revenues in 2015, 2014 and 2013, respectively.  No other customer or digital storefront accounted for more than 10% of our total revenues in 2015, 2014 or 2013.

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

As part of our efforts to successfully market our games on the direct-to-consumer digital storefronts, we attempt to educate the storefront owners about our title roadmap and seek to have our games featured or otherwise prominently placed within the storefront.  We believe that the featuring or prominent placement of our games facilitates organic user discovery and is likely to result in our games achieving a greater degree of commercial success.  We believe that a number of factors may influence the featuring or placement of a game, including:

•	the perceived attractiveness of the title or brand;

•	the quality of the game;

•	the level of critical or commercial success of the game or of other games previously introduced by a publisher;

•	incorporation of the storefront owner’s latest technology in the publisher’s title;

•	how strong the consumer experience is on all of the devices that discover titles using any given digital storefront;
•	the publisher’s relationship with the applicable storefront owner and future pipeline of quality titles for it; and
•	the current market share of the publisher.

In addition to our efforts to secure prominent featuring or placement for our games, we have also undertaken a number of marketing initiatives designed to acquire players and increase downloads of our games and increase sales of virtual currency, including:

•	using social networking websites, such as Facebook and Twitter, to build a base of fans and followers to whom we can quickly and easily provide information about our games;
•	paying third parties, including advertising networks, social media channels and social influencers, to advertise or incentivize consumers to download our games through offers or recommendations;
•	using “push” notifications to alert users of sales on virtual currency or items in our games;
•	cross-promoting our games through banner advertisements in our other games, as well as advertising our games in our competitors’ games;
•	having our celebrity partners market their games to their fans through their social media channels; and

•	undertaking extensive outreach efforts with video game websites and related media outlets, such as providing reviewers with access to our games prior to launch.

In addition, certain of our games featuring celebrities or other licensed content like Kim Kardashian: Hollywood generate significant attention through word of mouth, particularly through social media channels.  We look to leverage existing social media presences in order to increase the virality and commercial success of our games.  In addition, in games like Racing Rivals, we are able to build and maintain a highly engaged community of players around the title.  Social-based methods for promoting our games include in-game events where players compete with and against each other, in-game social promotions and regular content updates, including in-game content that leverages real world events, such as holiday promotions or current events in the life of our celebrity partners.

Development Studios

The internal studios that develop our games are located across the globe, including studio teams in San Francisco, San Mateo and Long Beach, California; Bellevue, Washington; Portland, Oregon; Toronto, Canada; Beijing, China; and Moscow, Russia.  In addition, as part of our central studio reorganization in 2016, we moved certain of our catalog titles to our Hyderabad, India location to run live operations and produce content updates for such games.

Our President of Global Studios has primary responsibility for overseeing game development and monetization efforts across all of our first-party titles.  Under his leadership, we have reorganized our global studios utilizing a label structure.  We have appointed one leader for each of these four labels – action, celebrity, sports, and simulation – with each leader responsible for the long-term planning of his or her genre.

Our studios are generally supported by central services personnel in our San Francisco, California headquarters who provide expertise with respect to areas such as game design, monetization, production, user experience, data analytics and live operations, with each studio leveraging such central services to varying degrees. During 2016, we plan to continue to grow certain of our studios to support new title launches scheduled for later in 2016 and 2017.

Our game development process involves a significant amount of creativity, particularly with respect to developing original intellectual property franchises or games in which we license intellectual property from celebrities, Hollywood studios or other owners of brands, properties and other content.  Creative and technical studio expertise is necessary to design games that appeal to players who typically play in short bursts and to develop games that work well on mobile phones and tablets with their inherent limitations, such as small screen sizes and control buttons.

Our development personnel are located in five different countries across three continents, which results in certain inherent complexities.  To address these issues, we instituted our Glu University training program.  Glu University is designed to increase interaction among our studio teams, including having international studio team members regularly spend time in our U.S. studios.  The goal of this program is to ensure that we increase the uniformity, quality and commercial success of our games.  In addition, we believe that our new label structure, focusing our development efforts on action, celebrity, sports, and simulation games with each studio team specializing in one of these genres, will help ensure more efficient use of resources across our studios and further promote the sharing of expertise and best practices.

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

• capabilities for integrating and configuring third-party advertising plug-ins, including for maximization of advertising revenue through placements that complement game flow;

• networking technologies for supporting game saves, guilds, matchmaking, leaderboards, and in-game messaging; and

• merchandising, monetization tools and marketing platforms.

Since the markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences, continuous investment is required to innovate and publish new games, regularly update our games, and modify existing games for distribution on new platforms.  Our Global Chief Technology Officer has primary responsibility for ensuring our development studios have the technology they need to build high-quality games in a timely and efficient manner.

We have recently instituted a number of new measures designed to ensure that we publish and launch games that have a greater likelihood of being commercially successful, while identifying earlier in the development process game concepts and designs that are unlikely to produce hits.  Central technical and product oversight now comes via three mechanisms:

• A rigorous greenlight process that includes a review of complex engineering modules, detailed plans for long-term retention features and a thorough understanding of the target demographic for each game.

• A rigorous six-gate milestone review system in which confidential feedback and voting from various executives is considered as part of the decision to allow a game to proceed in development.

• A Pixar-inspired “brain-trust” to provide critical and unbiased peer input.

In addition, we plan to continue holding detailed post-mortems for all products to review and analyze the positive and negative results from each new game launch.  These are in addition to our regular Glu University training sessions where we formally share best practices and learnings amongst the leadership of all functions of our global studios.

We use third-party development tools to create many of our games, including a game development engine licensed from Unity Technologies to create most of our newest games.  In addition, we rely on our own servers and third-party infrastructure to operate our games and to maintain and provide our analytics data.  In particular, a significant portion of game traffic is hosted by Amazon Web Services, which provides us server redundancy by using multiple locations on various distinct power grids, and we expect to continue utilizing Amazon for a significant portion of our hosting services for the foreseeable future.

Research and development expenses were $72.9 million,  $64.3 million, and $46.9 million for 2015, 2014 and 2013, respectively.

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

Competition

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We also compete more generally for the time and attention of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media applications.  We compete for promotional and digital storefront placement based on our relationship with the digital storefront owner, historical performance, game quality, perception of sales potential, customer reviews, and relationships with celebrities and other licensors of brands and other content.  For celebrities, brands and other content licensors, we compete based on royalty and other economic terms, historical financial performance of celebrity and other third-party licensed brand and property games, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Activision, DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, King Digital Entertainment (which recently agreed to be acquired by Activision), Nexon, Warner Brothers, and Zynga and many well-funded private companies, including Kabam, Machine Zone, Pocket Gems, Rovio, SGN Games, Storm 8/Team Lava, and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Snapchat, Twitter, Vevo and YouTube and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 2.1 million applications, including more than 500,000 active games, were available on Apple’s U.S. App Store as of February 29, 2016.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;
•	greater experience with free-to-play games, GaaS business models, and building social and community features into mobile games, as well as more effective game monetization;
•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	larger installed user bases from their existing mobile games;
•	larger installed user bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;
•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;
•	lower labor and development costs and better overall economies of scale;
•	greater platform-specific focus, experience and expertise; and
•	broader global distribution and presence.

Intellectual Property

Our intellectual property is an essential element of our business.  We use a combination of trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property.  Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works.  We also vigorously defend our intellectual property.  For example, in November 2014, we filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California alleging that Hothead had willfully infringed certain of our copyrights and trade dress contained in our Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  On August 3, 2015, we entered into a settlement agreement with Hothead in which Hothead agreed to make payments to us, including ongoing payments and we agreed to allow Hothead to continue to publish the Kill Shot game.  Despite our precautions, it may be possible for third parties to obtain and use without our consent intellectual property that we own or license.  Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.  In addition, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues.

Our trademarks that have been registered with the U.S. Patent and Trademark Office include Glu, our 2-D ‘g’ character logo, our 3-D ‘g’ character logo and several of our game titles, including Blood & Glory, Contract Killer, Cooking Dash, Deer Hunter, Diner Dash, Eternity Warriors, Frontline Commando, Gun Bros, Heroes of Destiny, Racing Rivals and Tap Sports.  In addition, we have trademark applications pending with the U.S. Patent and Trademark Office for other of our game titles.  For certain titles we do not yet have, and do not intend to seek, trademark registration.  We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets. Registrations of both U.S. and foreign trademarks are renewable every ten years.

We have one patent issued by the U.S. Patent and Trademark Office and have eight patent applications pending, including two that we inherited through acquisitions.  In addition, we have an international patent issued through the Patent Cooperation Treaty (PCT), which corresponds to our issued U.S. patent, and we have four international patent applications pending with the PCT, which correspond to four of our U.S. patent applications.

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

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment.  Financial information about our segment and geographic areas is incorporated into this section by reference to Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this report.  In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income / (loss) for the years ended December 31, 2015, 2014 and 2013 and our total assets as of December 31, 2015 and 2014, is included in our Consolidated Financial Statements contained in Item 8 of this report.

Employees

As of December 31, 2015, we had 750 employees, of which 491 were based in the United States and Canada, 130 were based in Europe and 129 were based in Asia.  Our employees in China are represented by a labor union.  We have not experienced any employment-related work stoppages and consider relations with our employees to be good.  We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified employees.

Executive Officers

The following table shows Glu’s executive officers as of March 1, 2016 and their areas of responsibility.  Their biographies follow the table.

Name	Age	Position

Niccolo M. de Masi	35	President, Chief Executive Officer and Chairman
Eric R. Ludwig	46	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Nick Earl	50	President of Global Studios
Chris Akhavan	33	President of Publishing
Scott J. Leichtner	45	Vice President, General Counsel and Corporate Secretary

Niccolo M. de Masi has served as our President and Chief Executive Officer and as one of our directors since January 2010, as interim Chairman of our board of directors from July 2014 to December 2014 and as the Chairman of our board of directors since December 2014.  Prior to joining Glu, Mr. de Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to

October 2009.  Prior to joining Hands-On Mobile, Mr. de Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007.  Mr. de Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer, where he was responsible for formulating and implementing Monstermob’s growth and product strategy.  Prior to joining Monstermob, Mr. de Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London.  He has also worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor.  Mr. de Masi has served as a director of Xura, Inc. since November 2015.  Mr. de Masi holds an M.A. degree in Physics and an MSci. degree in Electronic Engineering—both from Cambridge University.

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

Nick Earl has served as our President of Global Studios since November 2015.  Before joining us, from November 2014 to September 2015, Mr. Earl served as President of Worldwide Studios at Kabam.  From September 2001 to October 2014, Mr. Earl served in several management positions at Electronic Arts, including most recently as Senior Vice President & General Manager of EA Mobile.  From 1999 to 2001, Mr. Earl served as VP Product Development at Eidos.  From April 1993 to March 1999, Mr. Earl served as an executive producer / GM at The 3DO Company.  Mr. Earl holds a B.A. in Economics from the University of California at Berkeley.

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

We have a history of net losses, may incur substantial net losses in the future and may not achieve and sustain profitability or growth in future periods.

We have incurred significant losses since inception, including a net loss of $7.2 million in 2015.  As of December 31, 2015, we had an accumulated deficit of $251.2 million.  We expect our costs to continue to rise as we implement additional initiatives designed to increase revenue, including developing new games with greater complexity, higher production values and deeper social features, running live operations on our games, and increasing headcount at our studios to staff new product development teams (particularly with respect to the new celebrity titles we plan to launch in 2016 and 2017, which we believe may require differentiated game engines to be successful and avoid cannibalization of revenue from our other celebrity games).  Our costs are also rising as we increase the amount we spend in acquiring new players and otherwise marketing our new titles (particularly since advertising costs in our industry have generally been rising and downloads of our games are decreasing as users spend more time on alternative software applications, such as social media and messaging applications), and increase the amount we pay for licenses to third-party intellectual property (particularly with regards to celebrity licensors).  If our revenue does not increase at a rate sufficient to offset these additional expenses (including revenue on a per title basis since we anticipate launching fewer games in 2016 than we have in recent years), if the launch dates for our games are delayed, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses.  Given the declines in overall downloads of mobile gaming applications as compared to non-gaming applications, and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 and Eternity Warriors 4 have downloaded at significantly lower rates as compared to predecessor versions.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of a product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Historically, we have focused on developing and publishing shooters and other action games primarily directed at male audiences. While our Kim Kardashian: Hollywood, Cooking Dash 2016, and recently launched Kendall and Kylie games have been commercially successful, our Katy Perry Pop game was not commercially successful and meeting consumer expectations could prove more challenging for us in the future as we release a greater number of games that are primarily targeted toward female audiences (such as other games under development in the celebrity and resource management genres).  Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games.  It is difficult to predict when and how quickly one of our games will decline.  As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games, and if, as we anticipate, we launch fewer titles in 2016 than in prior years, we may be less likely to launch a game that achieves significant commercial success.  If rates of decline are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines or the new games we launch fail to download and/or monetize as we anticipate, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future.  For example, even though Katy Perry has more social media followers than Kim Kardashian West, Katy Perry Pop generated far fewer downloads than Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

Successfully developing and monetizing free-to-play games is a challenging business model.

In early 2010, we changed our business model to focus on becoming a leading developer and publisher of “free-to-play” games for smartphone and tablet devices.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.  The most successful recent launches of free-to-play games tend to include socio-competitive gameplay, player versus player activities, regularly updated content and other complex technological and creative attributes associated with Games-as-a-Service, or GaaS, offerings.  While we are working to include such features in our games, many of our historical games did not include some or all of these GaaS features, and we may not successfully execute this transition.  In addition, following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform.  We are partnering with A-list celebrities to selectively collaborate on future games, and if those games fail to perform to expected levels, such as occurred with our Katy Perry Pop title, our revenue could be limited and our business and operating results would suffer.  Our efforts to develop free-to-play games, celebrity and other licensed property games and our transition towards becoming a GaaS company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

•

our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including competition for downloads with social media and other non-gaming related applications, poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient social and community features, lack of prominent storefront featuring, failure to reach and maintain Top Free App Store rankings, and the relatively large file size of some of our games—our games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which at most only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download our games that exceed 100 megabytes either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device, and Apple’s requirement that games released on the Apple App Store include 64-bit support has resulted in an increase to the file sizes of our games, potentially making our games more difficult for our players to download;

•

even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of GaaS features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games or our failure to effectively respond and adapt to changing user preferences through game updates;

•

future celebrity and other licensed property games that we release may fail to resonate with consumers, may cannibalize revenue from our existing games, and may cost more to build than other titles due to the need to differentiate gameplay among titles.  It is unclear whether future celebrity-based games have the potential to generate revenue at levels similar to our Kim Kardashian: Hollywood title or whether these games can be successful at all, including that the number of social media followers for a particular celebrity may have limited impact on the financial success of a title, as occurred with our Katy Perry Pop title;

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our transition to becoming a GaaS company.  If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 60.5% of our total revenue for 2015 compared with 61.8% and 59.6% of our total revenue for 2014 and 2013, respectively.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 51.7%, 52.2%, and 50.1% of our total revenue in 2015, 2014, and 2013, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 38.1%, 35.4%, and 30.5% of our total revenue for 2015, 2014, and 2013, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 27.4%, 24.8%, and 19.2% of our total revenue for 2015, 2014, and 2013, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their storefronts when they were commercially released.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms.  In addition, currently neither Apple nor Google charges a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer.  These offers accounted for approximately one-third of our smartphone revenue during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenue thereafter.  In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which negatively impacted our ability to generate revenue through incented offers.  Apple has implemented restrictions related to games that include guns, including changing its game rating methodology, which has resulted in all of our games that include gun violence receiving a 17+ rating, and prohibiting some depictions of guns in game icons and other storefront art; these restrictions, could potentially negatively impact the number of people playing these “shooter” games and the revenue we generate from these games.  During the second quarter of 2014, there were reports that Apple was considering prohibiting some types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenue, and any prohibition of these advertisements would have had a negative impact on our revenue.  In the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support.  We did not previously build our games to include 64-bit support nor did the Unity development engine that we utilize to create many of our games support 64-bit development; however, we worked with Unity to ensure that we met Apple’s requirement.  Building our games to support 64-bit development has increased the file sizes of our games making it more difficult for players to download our games and potentially negatively impacting the number of downloads and active users of our titles, particularly for those games where we are unable to keep file sizes below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks).  In addition, we believe that Apple may have made changes to its algorithms that determine the App Store’s Top Free application rankings, as games currently have a more difficult time achieving and maintaining Top Free rankings than was the case 12 to 18 months ago.  The Top Free rankings are one of the primary means for consumers to discover our games, and to the extent that algorithm changes have occurred that make it more difficult for mobile games to reach and maintain Top Free spots, it would contribute to fewer installs of our games.  If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We also compete more generally for the time and attention of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media and messaging applications.  We compete for promotional and digital storefront placement based on our relationship with the digital storefront owner, historical performance, game quality, perception of sales potential, customer reviews and relationships with celebrities and other licensors of brands and other content.  For celebrities, brands and other content licensors, we compete based on royalty and other economic terms, historical financial performance of celebrity and other third-party licensed brand and property games, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Activision, DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, King Digital Entertainment (which has recently agreed to be acquired by Activision), Nexon, Warner Brothers, and Zynga and many well-funded private companies, including Kabam, Machine Zone, Pocket Gems, Rovio, SGN Games, Storm 8/Team Lava, and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Snapchat, Twitter, Vevo and YouTube and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 2.1 million applications, including more than 500,000 active games, were available on Apple’s U.S. App Store as of February 29, 2016.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;
•	greater experience with free-to-play games, GaaS business models, and building social and community features into mobile games, as well as more effective game monetization;
•	stronger brand and consumer recognition regionally or worldwide;
•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	larger installed user bases from their existing mobile games;
•	larger installed user bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;
•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;
•	lower labor and development costs and better overall economies of scale;
•	greater platform-specific focus, experience and expertise; and
•	broader global distribution and presence.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Our players may decide to select competing forms of entertainment instead of playing our games.

We also face competition for the leisure time, attention and discretionary spending of our players.  Other forms of leisure time activities, such as social media and messaging applications, personal computer and console games, television, movies, sports, and the Internet, are generally much larger and more well-established options for consumers.  In addition, competition for the attention of players on their mobile devices is intense, as the number of apps on mobile devices is increasing dramatically.  In particular, non-gaming applications for mobile devices, such as social media and messaging, music and dating applications, have become increasingly popular, making it more difficult for mobile games to generate the same level of consumer interest and number of downloads as in prior periods.  In addition, celebrities like Kim Kardashian West, Kylie Jenner and Kendall Jenner, have launched their own personal media applications, and those applications, or similar applications launched by other of our celebrity partners could compete with our celebrity games for the time, attention and spending of our players.  If our players do not find our games to be compelling or if other leisure time activities are perceived by our players to offer greater variety, affordability, interactivity and overall enjoyment, our business could be materially and adversely affected.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, which in turn could cause volatility in our stock price.

Our revenue and operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition, we may not be able to accurately predict our future revenue or results of operations.  This unpredictability may become more pronounced in future quarters as we anticipate releasing fewer games in 2016 as compared to recent years.  We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed.  As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter.

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

•	changes in the mix of revenue derived from in-app purchases, advertisements and offers, which mix often depends on the nature of new titles launched during the quarter;
•	changes in the mix of revenue derived from first-party titles and third-party titles;
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

•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2013, 2014, and 2015, we impaired $435,000, $257,000, and $2.5 million, respectively, related to contractual minimum guarantee commitments and other prepaid royalties; and

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

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships.  Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property, games based on our celebrity partners and our other game franchises that incorporate third-party brands and properties.  Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games, including integrating the level of social and community features appropriate for a game’s target audience and partnering with celebrities with fan bases that can support successful mobile games.  If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers.  Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games.  If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase and our business, operating results and financial condition could suffer.

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

We have depended on a small number of games for a significant portion of our revenue in recent fiscal periods.  If these games do not succeed or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time.  Our top five titles for 2015 (Kim Kardashian: Hollywood,  Racing Rivals,  Deer Hunter 2014,  Contract Killer: Sniper and Cooking Dash 2016) generated approximately 71.6% of our revenues for 2015, while our top five titles for 2014 (Kim Kardashian: Hollywood,  Deer Hunter 2014,  Eternity Warriors 3,  Racing Rivals and Dino Hunter: Deadly Shores) generated approximately 71.4% of our revenues for 2014. In particular, Kim Kardashian: Hollywood which was launched in June 2014, remains our largest revenue generating title, having generated 30.7% and 27.5% of our revenues in 2015 and 2014, respectively.  In addition, Racing Rivals and Deer Hunter 2014 each accounted for more than 10% of our revenue in 2015.  However, we expect revenue from each of our top five titles from 2015 to decline in 2016.  In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts though social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, the Katy Perry Pop title we launched in the fourth quarter of 2015 failed to generate meaningful revenue.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several recent games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our game franchises would lead to revenue declines.

We expect a significant percentage of our product launches in the next 12 to 18 months to be in the celebrity genre, including three titles in 2016 featuring female musicians.  If these games do not succeed, our operating results and financial condition could be harmed and investors may question the viability of our celebrity product strategy.

In addition to Kim Kardashian: Hollywood, we have launched or intend to launch within the next 12 months, games featuring Jason Statham, Katy Perry, Kendall and Kylie Jenner, Britney Spears, Nicki Minaj, Gordon Ramsay, and Taylor Swift, and have entered into agreements with additional celebrities to create games that we expect to launch by the end of 2017.  Games featuring celebrities will account for a significant percentage of our overall title releases in 2016, and will also account for a significant portion of our forecasted revenues.  We face a number of risks in our ability to successfully develop and monetize games featuring celebrities.  For example, although Kim Kardashian: Hollywood has been by far the most successful mobile game featuring a celebrity and our Kendall and Kylie game has also achieved initial success following its worldwide launch in February 2016, we and other game developers have failed to achieve success with games featuring other celebrities, including our Katy Perry Pop title.  Accordingly, it is possible that there is something unique about the Kardashian and Jenner family and the nature of their celebrity that has led to the success of Kim

Kardashian: Hollywood and Kendall and Kylie that will not be replicable in other games featuring other celebrities, particularly musicians.  We plan to release three new games in 2016 featuring female musicians – Britney Spears, Nicki Minaj and Taylor Swift – and it is possible that games featuring these celebrities will not be commercially successful in the same manner as our only prior game featuring a female musician, Katy Perry Pop.  In addition, some of the celebrities with whom we have partnered may have similar fan bases, and any actual overlap in the audiences for our different celebrity games could result in market saturation or cannibalization of revenue of our own games.  We must also differentiate our various celebrity games in order to ensure our games remain fresh and engaging and to satisfy our celebrity partners.  However, differentiating the game engines for our various celebrity titles could lead to increased development costs and potential product launch delays and may result in games that do not monetize as well as Kim Kardashian: Hollywood or Kendall and Kylie.  If our new celebrity games are not successful, our business and operating results would suffer and investors may question the viability of our celebrity product strategy.

We rely on a combination of our own servers and technology and third-party infrastructure to operate our games. If we experience any system or network failures, unexpected technical problems, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day.  In addition, Amazon effected a large scale maintenance reboot of a portion of its systems during September 2014 to remedy a security flaw, and in September 2015, there was an outage of AWS Dynamo DB that affected our Deer Hunter 2016 game.  While none of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and in November 2014, March 2015 and April 2015, we experienced similar outages with respect to our Racing Rivals game.  In addition, at launch in September 2015, our Eternity Warriors 4 title experienced intermittent server issues that left the game temporarily inoperable.  If users are unable to access and play our games for any period of time, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may receive negative publicity and game ratings, we may lose players of our games, we may be required to issue refunds, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could require us to incur substantial repair costs, distract management from operating our business and result in a loss of revenue.

Cyber attacks, security breaches, and computer viruses could harm our business, reputation, brand and operating results.

Cyber attacks, security breaches, and computer viruses have occurred on our systems in the past and may occur on our systems in the future. We store sensitive information, including personal information about our employees.  In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Apple, Google, and Facebook.   Security breaches of our systems or the systems of third-parties on which we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability.  Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or our advertisers’ data. We were the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums, and in January 2016 another cyber attack caused us to take down our user forums for nearly a week.  In October 2013, we were also the victim of a “CryptoLocker” ransomware attack that temporarily prevented our access to sensitive company files.  Although these incidents did not result in a material loss of revenue, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue.  Maintaining an international presence in China and elsewhere, we may place ourselves at increased risk of cyber attacks, such as the denial of service attacks that affected Sony Pictures in the fourth quarter of 2014.  In addition, as highlighted by recent reports that ISIS terrorists may have used Sony’s PlayStation 4 network to plan attacks, the chat and other social features in our games could potentially be used by terrorist organizations or other criminals to communicate or for other nefarious purposes, which could severely damage our brand and reputation.  If an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm due to such events or in connection with remediation efforts, investigation costs or penalties, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future.  Because we do not own this engine, we do not control its operation or maintenance nor do we control how the engine is updated or upgraded.  As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity.  In addition, to the extent that we require any functionality that is not offered by Unity, as was the case when Apple initially announced its 64-bit requirement, we are dependent on Unity to update or upgrade its engine to offer such functionality.  Furthermore, although Unity cannot terminate our agreement absent an uncured material breach of the agreement by us, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity or a bankruptcy event.  If we experience any prolonged issues with the operation of the Unity game development engine, if the Unity game development engine does not offer the functionality we require or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline.  For example, in the first quarter of 2016, we were unable to implement a significant update to our Racing Rivals title due to programming bugs in the Unity game development engine, which update we believe could have helped to increase revenues for that title during the quarter.  Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

We derive a significant portion of our revenue from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenue we receive from these sources, it would negatively impact our operating results.

We derive revenue from our free-to-play games through in-app purchases, advertisements and offers.  We incorporate advertisements and offers into our games by implementing third parties’ software development kits.  We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base.  If we exhaust the available inventory of these third parties, it will negatively impact our revenue.  If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenue, at least in the short term.  Furthermore, the revenue that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenue in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014 and 42.1% in 2015, largely due to the success of Kim Kardashian: Hollywood and, to a lesser extent, Racing Rivals, Robocop:  The Official Game, Tap Sports Baseball and Tap Sports Baseball 2015. We expect our revenue derived from games based on or substantially incorporating third-party intellectual property to increase further in 2016, as we expect to continue to derive significant revenue from Kim Kardashian: Hollywood and Racing Rivals and as all of the titles we plan to release in 2016 will feature or otherwise leverage celebrities or other third-party licensed brands, properties or other content, including our successful Kendall and Kylie title.  Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new celebrities on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with recently announced partnerships and other potential partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and expect to continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur increased levels of impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2013, 2014, and 2015 we impaired $435,000, $257,000, and $2.5 million respectively, related to contractual minimum guarantee and other payments.  The increase in 2015 is primarily related to impairment of minimum guaranteed royalty payments and warrants issued in connection with our James Bond: World of Espionage title.  In 2016, we expect that all of the games we release will be based on or otherwise incorporate celebrities and other third-party licensed brands, properties and other content as opposed to our original intellectual property games where we do not incur licensing fees and expenses, and as a result, our impairments on prepaid royalty guarantees and other licensing expenses may continue to rise.

We publish games developed by third parties, which exposes us to a number of potential operational and legal risks.

Publishing games developed by third parties exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guaranteed royalties in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  For example, we agreed to pay a significant license fee and minimum guaranteed royalty payment to an affiliate of Tencent Holdings Limited, or Tencent, to license and publish Tencent’s WeFire game in the United States and international markets outside of Asia.  Third-party games that we license and publish may not be commercially successful, particularly if they fail to appeal to Western audiences.  We and other mobile gaming companies have failed in the past to achieve commercial success in bringing successful games developed and launched in Asia to Western markets , and we may similarly fail to achieve commercial success with respect to our efforts relating to publishing WeFire.  In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel.  In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company and building the premier celebrity gaming platform.  The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including much of our celebrity gaming platform.  Recent stock price declines and our failure to attain most executive and employee performance-based bonus targets for 2015 may also make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price continues to decline or remains at current levels, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming, operating a GaaS company, monetization and developing social and community features in particular, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

We have implemented a number of restructurings during the last several years in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel supporting our studios in Beijing, China, Bellevue, Washington, and Long Beach, California.  We plan to continue to manage costs to better and more efficiently manage our business.  This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.  In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

Tencent, through its controlled affiliates, held approximately 21.5% of the aggregate voting power of our common stock as of February 29, 2016, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and Mr. Ma or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2013, 2014, and 2015, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. Conversely, the current economic crisis in Russia has led to a significant devaluation of the Ruble compared to the U.S. Dollar, which has reduced the effective salaries of our employees in our Moscow studio.  As a result, we may be at risk of losing key employees to competitors who are willing to offer higher effective wages. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 31.3% and 40.6% and 53.9% of our revenue during 2015, 2014, and 2013, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia.  We expect to increase our international presence (including to the extent we elect to exercise our call option to acquire Icelandic game developer, Plain Vanilla Corp.), and we expect international sales will continue to be an important component of our revenue, particularly in APAC markets.  Risks affecting our international operations include:

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only one issued U.S. patent (including a corresponding Patent Cooperation Treaty (PCT) international patent) and only eight U.S. patent applications currently outstanding, including two that we inherited through acquisitions (and we have four corresponding PCT international patent applications), so we will not be able to protect the vast majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on four of our eight U.S. patent applications, and an additional foregin patent application for our one U.S. patent.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter 2014 game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement with Hothead in August 2015 in which Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

In addition, although we require our third party developers to sign agreements not to disclose or improperly use our trade secrets, to acknowledge that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and to assign to us any ownership they may have in those works, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent.  This could harm our brand, business, operating results and financial condition.

We may become involved in intellectual property disputes, which may disrupt our business and require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees.  For example, on August 20, 2014, Inventor Holdings, LLC, a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we were infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  In September 2015, the Court granted our motion to dismiss the case brought by Inventor Holdings.  In addition, in November 2014, Telinit Technologies, LLC, a Texas company, filed a complaint in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that we were infringing one of its patents and seeking unspecified damages, attorneys’ fees and costs.  We settled the dispute with Telinit for an immaterial amount in January 2015.  Finally, in November 2015, Just Games Interactive LLC (d/b/a Kung Fu Factory, f/k/a Tiny Fun Studios) (“Just  Games”) filed a complaint against us and Kristen Jenner (f/k/a Kris Kardashian) in the U.S. District Court for the Central District of California.  The complaint alleged direct copyright infringement against us and seeking at least $10.0 million in damages as well as other relief, including costs, permanent and temporary injunctive relief, an accounting of profits, a constructive trust and such other costs the Court deemed just and proper.  We filed a motion to dismiss the complaint on January 27, 2016.  On February 1, 2016, Just Games filed a voluntary motion to dismiss their case against us without prejudice. Despite our prior successes in defending against such claims, claims against us in the future could result in our being enjoined from using our intellectual property or licensed intellectual property, and we might incur significant licensing fees and could be forced to develop alternative technologies.  We may also be required to pay penalties, judgments, royalties or significant settlement costs.  If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or be prevented from introducing new games.  We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

Third parties publish daily data about us and other mobile gaming companies with respect to downloads of our games, daily and monthly active users and estimated revenue generated by our games.  These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms or the revenue generated by our games.  To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our common stock may be affected by such third-party data and may not reflect the actual performance of our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statements, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares.  For example, we issued 9,982,886 shares in connection with our acquisition of Cie Games, Inc. in August 2014.  We filed a Registration Statement on Form S-3 covering the resale of such shares.  Accordingly, the shares issued in the Cie Games acquisition are subject to only limited re-sale restrictions and sales of substantial amounts of such shares may occur.  Also, while Tencent is prohibited from selling the shares it acquired from us for 18-months from April 29, 2015, following expiration of such lock-up period, Tencent would be free to sell those shares on the open-market, subject only to our black-out periods and other limitations under our insider trading policy.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease our San Francisco, California corporate headquarters, an office building of approximately 29,000 square feet. The San Francisco facility currently accommodates our principal executive, marketing, business development, human resources, finance, legal, information technology and administrative activities, one of our development studios, and other development activities.

We lease additional domestic office space in San Mateo and Long Beach, California; Portland, Oregon; and Bellevue, Washington. We lease offices for our foreign operations in: Toronto, Canada; Hyderabad, India; Moscow, Russia; Beijing, China; and Seoul, Korea. These additional domestic and international facilities primarily accommodate development studios, and customer care activities, and total approximately 117,600 square feet.

We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.  See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this report for more information about our lease commitments.

Item 3.  Legal Proceedings

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that we are infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  On October 10, 2014, we filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted.  On October 27, 2014, IHL filed an opposition to our motion to dismiss the complaint with prejudice.  We filed our reply to IHL’s opposition on November 6, 2014.   On September 30, 2015, the Court granted our motion to dismiss IHL’s complaint.  On October 9, 2015, the parties entered a joint stipulation with the Court under which IHL agreed not to appeal the Court’s order to dismiss the case and each party agreed to bear its own fees and costs of the litigation.

On November 5, 2014, we filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California alleging that Hothead had willfully infringed certain of our copyrights and trade dress contained in our Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  On August 3, 2015, we entered into a settlement agreement with Hothead resolving our claims against them.  Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  We filed a dismissal of the case on August 17, 2015, which the Court granted on August 18, 2015.

In November 2014, Telinit Technologies, LLC, a Texas company, filed a complaint in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that we were infringing one of its patents and seeking unspecified damages, attorneys’ fees and costs.  We settled this dispute in January 2015 for an immaterial amount.

On November 4, 2015, Just Games Interactive LLC (d/b/a Kung Fu Factory, f/k/a Tiny Fun Studios) (“Just Games”) filed a complaint in the U.S. District Court for the Central District of California against us, Kristen Jenner (f/k/a Kris Kardashian) and additional yet-to-be named defendants.  The complaint alleged direct copyright infringement against us and direct and contributory copyright infringement and breach of implied contract against the other defendants.  Just Games was seeking at least $10.0 million in damages as well as other relief, including costs, permanent and temporary injunctive relief, an accounting of profits, a constructive trust and such other costs the Court deemed just and proper.  We filed a motion to dismiss the complaint on January 27, 2016.  On February 1, 2016, Just Games filed a voluntary motion to dismiss their case against us without prejudice.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “GLUU” since our initial public offering in March 2007.  The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The NASDAQ Global Market.  The closing price of our common stock on February 29, 2016 was $3.71.

	High	Low
Year ended December 31, 2014
First quarter	$5.65	$3.61
Second quarter	$5.09	$3.56
Third quarter	$7.60	$4.73
Fourth quarter	$5.32	$3.35
Year ended December 31, 2015
First quarter	$5.23	$3.36
Second quarter	$6.99	$4.95
Third quarter	$6.47	$4.07
Fourth quarter	$4.43	$2.23

Our stock price has fluctuated and declined significantly since our initial public offering.  Please see the Risk Factor – “Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further” – in Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2010 through December 31, 2015 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

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

Stockholders

As of February 29, 2016, we had approximately 70 record holders of our common stock and thousands of additional beneficial holders.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$249,900	$223,146	$105,613	$108,183	$74,025
Cost of revenue:
Platform commissions, royalties and other	98,184	80,992	32,806	29,630	20,760
Amortization of intangible assets	9,553	4,767	4,238	3,783	5,447
Total cost of revenue	107,737	85,759	37,044	33,413	26,207
Gross profit	142,163	137,387	68,569	74,770	47,818
Operating expenses(1):
Research and development	72,856	64,284	46,877	54,275	39,073
Sales and marketing	48,240	45,076	26,120	20,893	14,607
General and administrative	26,092	25,019	15,550	14,744	14,002
Amortization of intangible assets	201	508	1,336	1,980	825
Restructuring charge	1,075	435	1,448	1,371	545
Impairment of goodwill	-	-	-	3,613	-
Total operating expenses	148,464	135,322	91,331	96,876	69,052
Income/(loss) from operations	(6,301)	2,065	(22,762)	(22,106)	(21,234)
Interest and other income (expense), net	(743)	(1,472)	10	(347)	747
Income/(loss) before income taxes	(7,044)	593	(22,752)	(22,453)	(20,487)
Income tax benefit (provision)	(141)	7,555	2,843	1,994	(614)
Net income/(loss)	(7,185)	8,148	(19,909)	(20,459)	(21,101)

Net income /(loss) per share:
Basic	$(0.06)	$0.09	$(0.28)	$(0.32)	$(0.37)
Diluted	$(0.06)	$0.08	$(0.28)	$(0.32)	$(0.37)

Weighted average common shares outstanding:
Basic	118,775	91,826	71,453	64,318	57,518
Diluted	118,775	96,922	71,453	64,318	57,518
_________
(1) Includes stock-based compensation expense as follows:
Research and development	$3,563	$7,422	$1,948	$3,491	$1,387
Sales and marketing	1,082	701	303	386	351
General and administrative	7,041	3,510	2,034	1,945	1,372

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cash and cash equivalents and short-term investments	$180,542	$70,912	$28,496	$22,325	$32,212
Total assets	402,986	251,663	87,011	74,955	85,010
Total long-term liabilities	25,932	3,936	2,357	6,190	8,503
Total stockholder's equity	$306,428	$171,706	$46,697	$38,887	$49,173

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for fiscal 2015, as well as our future prospects. We do not intend this summary to be exhaustive, or to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenues for 2015 were $249.9 million, a 12.0% increase compared to 2014, in which we reported revenues of $223.1 million. The increase in total revenues was primarily related to a $26.1 million increase in our revenues from micro-transactions (in-app purchases) and a $1.9 million increase from advertisements and offers.  These increases were partially offset by a $1.2 million decrease in premium and feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphones, tablets and other next-generation platforms.

Revenues for 2014 were $223.1 million, a 111.3% increase compared to 2013, in which we reported revenues of $105.6 million. The increase in total revenues was primarily related to a $103.0 million increase in our revenues from micro-transactions (in-app purchases) and a $22.6 million increase in our revenues from advertisements and offers.  These increases were partially offset by an $8.1 million decrease in premium and feature phone revenues.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices.  We generate the majority of our revenue from Apple’s iOS platform, which accounted for 60.5%, 61.8%, and 59.6% of our total revenue for the years ended December 31, 2015, 2014, and 2013, respectively.  We generated the majority of this iOS-related revenue through the Apple App Store, which represented 51.7%, 52.2%, and 50.1% of our total revenue for the years ended December 31, 2015, 2014, and 2013, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store.  In addition, we generated approximately 38.1%, 35.4%, and 30.5% of our total revenue for the years ended December 31, 2015, 2014, and 2013, respectively, from the Android platform.  We generated the majority of our Android-related revenue through the Google Play Store, which represented 27.4%, 24.8%, 19.2% of our total revenue for the years ended December 31, 2015, 2014,and 2013, respectively, with the significant majority of such revenue derived from in-app purchases.   We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We are dedicated to extending our leadership positions in the action, celebrity, sports, and simulation gaming genres.  Our leadership in the action category remains strong with our Deer Hunter and Contract Killer franchises, and we hope to expand that leadership in 2016 with the launch of Frontline Commando Rivals, which is the title under development through our strategic partnership to bring Tencent’s, highly successful shooter in China, WeFire, to North America, Australia, New Zealand, EMEA and South America in 2016.  We established our leadership in the celebrity gaming genre with Kim Kardashian: Hollywood, and we extended that leadership with the launch of our Kendall and Kylie game and with announcements of games to be developed with several additional celebrities, including Taylor Swift.  Our sports label is headlined by our Tap Sports Baseball and Racing Rivals franchises, which we hope to maintain as the top baseball and racing franchises, respectively, on mobile in 2016.  The simulation category includes our Cooking Dash and Diner Dash franchises, and we look to bolster our position in this category in 2016 through a game featuring Gordon Ramsay and eventually through an invest-express resource management title developed out of our Portland, Oregon studio.

We believe that our games consistently have high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically helped to drive installs and awareness of our games and resulted in highly positive consumer reviews.  We also believe that we have been a consistently good partner of both Apple and Google, which has contributed to the majority of our games being featured on their storefronts when they are commercially released.

We work closely with our celebrity licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  Our celebrity games utilize transmedia storytelling, leveraging the celebrity’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on the celebrity’s life.  Our goal is for the game content to become entwined with the celebrity’s persona and social media presence, and to otherwise enhance interaction with the celebrity’s fans.  We also plan to work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the celebrity’s fan base.  In order to capitalize on the impact of our celebrity licensors, we need to differentiate each game we release and space out our launch dates in order to avoid cannibalization of revenue from our existing games and to ensure that each game resonates with our players.

However, for us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must first ensure that each game we develop is built with strong core gameplay and a core monetization loop that incentivizes players to make in-app purchases.  In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, player-versus-player gameplay and live events and build and nurture social media communities around our franchises both in-game and holistically via community features such as dedicated social channels.  We have also made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about players of each of our franchises.  We aim to connect our analytics and monetization infrastructure to every element of our business – from marketing to merchandising.

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding additional social features, tournaments and events or otherwise.  Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with celebrities, social influencers, organizations and brands that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  tinue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games.  Our business developments and strategy position us to take advantage of these trends, as evidenced by the longevity of our Kim Kardashian: Hollywood and Racing Rivals titles and the continued strength of our Cooking Dash 2016 title.  We plan to focus on regularly updating and otherwise supporting our most successful games in order to ensure that those games monetize and retain users for even longer periods of time.

Our net loss in the year ended December 31, 2015 was $7.2 million versus net income of $8.1 million in the year ended December 31, 2014.  This change was primarily due to an increase in cost of revenue of $22.0 million, a decrease in income tax benefit of $7.7 million related to the release of a portion of our valuation allowance resulting from our acquisition of Cie Games the prior year, and an increase in operating expenses of $13.1 million.  These unfavorable factors were partially offset by an increase in revenue of $26.8 million.  See “—Results of Operations—Comparison of the Years Ended December 31, 2015 and 2014” below for further details. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Russian Ruble, and Indian Rupee), and our customers’ reporting currencies, which fluctuated significantly in 2014 and 2015.

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

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenues, but also on our ability to manage our operating expenses.  The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We expect our personnel costs to increase in 2016, primarily due to our plans to bolster our studios by continuing to hire additional development personnel in North America.

Cash and cash equivalents at December 31, 2015 totaled $180.5 million, an increase of $109.6 million from the $70.9 million balance at December 31, 2014.  This increase was primarily due to $125.2 million of net proceeds we received from the sale of 21,000,000 shares of our common stock to Red River Investments Limited, or Red River, an affiliate of Tencent Holdings Limited, or Tencent, during the second quarter of 2015, and $6.1 million of aggregate proceeds from warrant exercises, option exercises and purchases under our employee stock purchase program that occurred during the year ended December 31, 2015. These inflows were partially offset by $11.5 million of net cash used in operations, which was primarily related to a $31.8 million increase in prepaid royalties associated with minimum guaranteed royalty payments made to our celebrity and other licensors and $6.9 million of cash used in investing activities.

Key Operating Metrics

We manage our business by tracking various non-financial operating metrics that give us insight into user behavior in our games. The three metrics that we use most frequently are Daily Active Users (DAU), Monthly Active Users (MAU), and Average Revenue Per Daily Active User (ARPDAU).  Our methodology for calculating DAU, MAU, and ARPDAU may differ from the methodology used by other companies to calculate similar metrics.

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

In addition, we also analyze social followers when determining which celebrities we might wish to partner with in developing games. Our social followers metric represents the aggregate number of individuals who follow our celebrity licensors on social media platforms (as reported by such platforms).  We calculate the aggregate number of social followers of a particular celebrity by adding the total followers of such celebrity on Facebook, Twitter, Instagram, and Vevo.  There is fan overlap among these social channels and among our various celebrity licensors, and such aggregate numbers have not been deduplicated.  We use the number of social followers as a measure of the potential reach and engagement a particular celebrity may have with players of our games.

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

Beginning in the first quarter of 2014, we have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 9), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.  The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenues from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended December 31, 2015 is aggregate daily DAU for the month of December 2015 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2015				2014
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	5,986	6,107	5,490	5,085	7,028	5,324	7,237	7,222
Aggregate MAU	54,065	59,565	52,982	49,421	64,472	51,857	60,301	62,578
Aggregate ARPDAU	$0.13	$0.10	$0.12	$0.13	$0.07	$0.08	$0.10	$0.11

The decrease in aggregate DAU and MAU for the three months ended December 31, 2015 as compared to the same period of the prior year was primarily related to fewer downloads of our new title launches in the fourth quarter of 2015 as compared to the fourth quarter of 2014 and lower retention of users for existing titles, particularly for our Kim Kardashian: Hollywood,  Racing Rivals and Deer Hunter 2014 titles. Our aggregate ARPDAU increased for the three months ended December 31, 2015 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased use of social features in those games.   Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Significant Transactions

Tencent Investment

On April 29, 2015, we entered into a Purchase Agreement with Tencent and Tencent’s controlled affiliate, Red River, pursuant to which we issued to Red River an aggregate of 21,000,000 shares of our common stock at a purchase price of $6.00 per share, for aggregate net proceeds of $125.2 million, after offering expenses.  We issued 12,500,000 of these shares to Red River on April 29, 2015 and issued the remaining 8,500,000 shares at a second closing on June 3, 2015.  In addition, we entered into a registration rights agreement with Tencent and Red River pursuant to which we agreed to file up to two registration statements with the SEC within 45 days of a request made by Red River at any time following the six month anniversary of the initial closing and to use all reasonable efforts to have such registration statement declared effective by the SEC within 120 days after such request.

Acquisition of Cie Games

On August 20, 2014, we completed the acquisition of Cie Games, Inc., or Cie Games, a developer of racing genre mobile games based in Long Beach, California.  We acquired Cie Games to leverage its racing genre expertise, assembled workforce and existing mobile games in order to expand our game offerings.  The purchase price consideration included 9,982,886 shares of our common stock valued at $5.09 per share as of the closing date of the acquisition, for an aggregate of $50.8 million in share consideration.  In addition, we agreed to pay approximately $29.5 million in cash consideration, of which $1.9 million was paid during the year ended December 31, 2015, for total overall consideration paid of $80.3 million.  We are holding back 2,139,190 of the 9,982,886 shares issued in the acquisition until the date that is 30 days after the 18 month anniversary of the closing to satisfy potential indemnification claims under the merger agreement for the acquisition.    All outstanding Cie Games capital stock and stock options were cancelled at the closing of the acquisition.

Acquisition of PlayFirst

On May 14, 2014, we completed the acquisition of PlayFirst, a developer of casual games for smartphones and tablets based in San Francisco, California.

The purchase price consideration was $11.6 million, representing 2,954,659 shares of our common stock valued at $3.91 per share as of the closing date of the acquisition.  The number of shares comprising the purchase price consideration was reduced from 3,000,000 shares to 2,954,659 shares due to a working capital adjustment.  In addition, we withheld approximately 106,000 shares to cover stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders, which resulted in us issuing a total of 2,849,276 shares in the acquisition valued at $11.1 million and paying $412,000 of cash.  Of the 2,849,276 shares issued in the acquisition, 1,500,000 shares are being held back and will be retained by us until the date that is 60 days following the 24 month anniversary of the closing date to satisfy potential indemnification claims under the PlayFirst merger agreement.  In addition, we assumed approximately $3.5 million of PlayFirst net liabilities.

During the third quarter of 2014, we and the stockholders’ agent under the merger agreement agreed that we were entitled to retain approximately 24,000 shares from the holdback due to a working capital adjustment, and an adjustment of $93,000 was made to goodwill representing the fair value of the shares on the date of acquisition.  All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the acquisition.  Our first title created by PlayFirst, Diner Dash, was released in the fourth quarter of 2014, and Cooking Dash 2016 was released in June 2015.

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

We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:

•	revenue recognition;

•	fair value;

•	business combinations – purchase accounting;

•	long-lived assets;

•	prepaid royalties;

•	goodwill;

•	stock-based compensation; and

•	income taxes.

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

We sell both consumable and durable virtual goods, and we receive reports from digital storefronts which breakdown the various purchases made in our games for a given time period.  We review these reports and determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good.  Consumable goods are items consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items that remain in the game for as long as the player continues to play.  Our revenues from consumable virtual goods have been insignificant since we launched our first free-to-play title in the fourth quarter of 2010.  We recognize revenue from the sale of durable virtual goods, such as virtual currency and other virtual items, ratably over the estimated average playing period of paying users, which has generally been in the range of three to four months.  If a new game is launched and only a limited period of paying player data is available, then we also consider other qualitative factors, such as the playing patterns for paying users for other games with similar characteristics.

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

We apply this weighted average playing period for all paying users to a majority of our games because the computed weighted average playing period for each game is generally consistent across the games analyzed. Two games were identified as outliers in this model as their useful life was demonstrated to be materially different from the majority of all other games primarily due to factors such as more social features or continued content updates resulting in higher retention rates of users.  In order to calculate the useful life of these outlier titles, we use a second calculation model in which the average lifespan of users from their install date to last date of play is measured. This model is effective for titles with enough historical data to reasonably estimate the useful life in this manner. The average lifespan model is not appropriate for titles that have been played for less than two years, as that timespan is insufficient to estimate the average lifespan of users using actual and not forecasted data.  While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as the games’ operation periods change.  Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns compared to historical titles.  Any changes in our estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  As of December 31, 2015 and December 31, 2014, we had $180.5 million and $70.9 million in cash and cash equivalents, respectively.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Prepaid or Guaranteed Licensor Royalties

Our royalty expenses consist of fees that we pay to content owners for the use of their brands, properties and other licensed content, including trademarks and copyrights, in the development of our games. Royalty-based obligations are either paid in advance and capitalized on the balance sheet as prepaid royalties or accrued as incurred and subsequently paid.  These royalty-based obligations are expensed to cost of revenues at the greater of the revenues derived from the relevant game multiplied by the applicable contractual rate or an effective royalty rate based on expected net product sales.  Advanced license payments that are not recoupable against future royalties are capitalized and amortized over the lesser of the estimated life of the title incorporating licensed content or the term of the license agreement.

Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales to end users, in accordance with ASC 440-10, Commitments (“ASC 440”).  When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We believe that the contractual amount represents the fair value of the liability.  When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract.  We classify minimum royalty payment obligations as current liabilities to the extent they are contractually due or estimated to be recoverable through royalties earned within the next twelve months.

Each quarter, we evaluate the realization of our prepaid and guaranteed royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales.  We  use estimates of revenues to evaluate the future realization of prepaid royalties and guarantees.  This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, social following for our celebrity licensors, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for us and our competitors.   To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we  record an impairment charge to cost of revenues in the period that impairment is indicated.

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

Goodwill

We had goodwill attributable to our MIG, GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions as of December 31, 2015.  We formerly had three reporting units comprised of the Americas, EMEA and APAC regions.  We attributed all of the goodwill resulting from the MIG acquisition to our Asia and Pacific (“APAC”) reporting unit.  All of the goodwill attributable to the GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions had been fully assigned to our Americas reporting unit.  We had fully impaired in prior years all goodwill allocated to our EMEA reporting unit.  In September 2015, we reorganized our reporting units and now have one reporting unit “Mobile Games.”  This change in reporting units is due to the fact that our Chief Executive Officer, who is also chief operating decision maker, makes decisions and manages operations as one reporting unit, rather than as three separate regional territories, which used to be considered as three reporting units. In prior years, the Company’s Chief Executive Officer reviews selected financial information on a geographic basis; however this information is included within one operating segment for purposes of allocating resources and evaluating financial performance.  Changes in reporting units require that goodwill be tested for impairment both prior to and following the changes.  We performed a “Step 0” analysis as defined below, which resulted in no impairment.

In the valuation of the goodwill balance for Griptonite, Blammo, MIG, GameSpy, PlayFirst, and Cie Games we gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized.  The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination.  We further planned to leverage our preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite, Blammo, PlayFirst, and Cie Games studios and the expected synergies are reflected in the value of the goodwill recognized. We also used the GameSpy acquired workforce and expertise to help in our development efforts for its games-as-a-service technology platform, and these synergies are reflected in the value of goodwill recognized.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment.  ASC 350 requires us to perform an impairment review of our goodwill balance at least annually, which we do as of September 30th each year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

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

During the third quarters of fiscal 2015, 2014 and 2013, we performed a “Step 0” qualitative assessment for our reporting unit.  Based on the assessment, we concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, did not proceed to further impairment testing.  Accordingly, we did not recognize an impairment of goodwill during the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

Due to a significant decline in our market capitalization during the fourth quarter of 2015, we concluded that a triggering event occurred that required an interim goodwill impairment test.  While the short-term decline was greater than expected primarily due to a deterioration in general market conditions and underperformance of one of our titles, Katy Perry Pop,  we implemented several strategies including the release of our Kendall and Kylie game and announcing an exclusive deal with Taylor Swift that are expected to result in future revenue growth. Based on the results of the interim goodwill impairment test, as of December 31, 2015, we concluded that our goodwill was not impaired.  However, if it is determined that it is not likely to meet our projections of future cash flows or if our market capitalization remains at depressed levels for a prolonged period, among other factors, it is possible that we may need to re-evaluate our assumptions and perform an additional impairment test in future reporting periods.

Stock-Based Compensation

We apply the fair value provisions of ASC 718, Compensation-Stock Compensation, or ASC 718.  ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments, including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and 2007 Employee Stock Purchase Plan, respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time. Changes to the assumptions used in the Black-Scholes option valuation calculation and the forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

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

In 2015, 2014, and 2013, we recorded total non-cash stock-based compensation expense of $11.7 million, $11.6 million and $4.3 million, respectively. The 2014 and 2013 compensation expense includes contingent consideration issued to Blammo employees, which was recorded as research and development expense over the term of the earn-out periods, as these employees were primarily employed in product development. We re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target which was likely to be achieved. As a result, $4.6 million, and $171,000 of stock-based compensation expense was recorded during the years ended December 31, 2014, 2013, respectively. No contingent consideration was issued in 2015. Additionally, ASC 718 requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

Income Taxes

    In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.

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

Comparison of the Years Ended December 31, 2015 and 2014

Revenues

	Year Ended December 31,
	2015	2014
Revenue by Type	(In thousands)
Micro-Transactions	$208,281	$182,213
Advertisements	13,126	14,566
Offers	26,289	22,984
Other	2,204	3,383
Total revenue	$249,900	$223,146

Our revenues increased $26.8 million, or 12.0%, from $223.1 million for the year ended December 31, 2014 to $249.9 million for the year ended December 31, 2015, which was primarily related to a $26.1 million increase in our revenues from micro-transactions (in-app purchases) and a $1.9 million increase from advertisements and offers. These increases were partially offset by a $1.2 million decrease in premium and feature phone revenues due to the continued migration of users from feature phones to smartphone devices and our decision to concentrate our product development efforts exclusively towards developing new free-to-play titles for smartphones, tablets and other next-generation platforms.

The increase in revenue from in-app purchases, advertisements and offers was primarily attributable to an increase of $66.6 million of revenue from three existing titles, Racing Rivals, Contract Killer Sniper, and Kim Kardashian: Hollywood, compared with these titles’ performance in 2014, and the generation of $23.0 million in revenue from two new title launches, Tap Sports Baseball 2015 and Cooking Dash 2016.  These increases were partially offset by a decrease of $48.4 million from two existing titles, Deer Hunter 2014 and Eternity Warriors 3, compared with these titles’ performance in 2014.  We generate revenues from micro-transactions, advertisements and, offers, and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenues for us than advertisements. We rely on a very small portion of our total users for nearly all of our revenues derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for certain of our games during specific, relatively short time periods, such as immediately following a worldwide launch or the week following content updates, marketing campaigns or certain other events.  Our revenues do not include $31.1 million of revenues as of December 31, 2015 relating primarily to micro-transactions and offers that have been deferred over the weighted average useful lives of paying users.

In 2015, Kim Kardashian: Hollywood, Racing Rivals, and Deer Hunter 2014 were our top three revenue-generating games and comprised 30.7% , 17.7%, and 10.8%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the year.

International revenues (defined as revenues generated from distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenues generated by end-user purchases made outside of the United States) decreased by $12.6 million, from $90.7 million in the year ended December 31, 2014 to $78.1 million in the year ended December 31, 2015. This was primarily related to a $7.4 million decrease in our EMEA revenues and a $7.0 million decrease in our APAC revenues. These decreases were partially offset by a $1.8 million increase in our Americas (excluding the United States) revenues. This decrease in our international revenues was offset by an increase of $39.3 million in our United States revenues.

Cost of Revenues

	Year Ended December 31,
	2015	2014
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$98,184	$80,992
Amortization of intangible assets	9,553	4,767
Total cost of revenue	$107,737	$85,759
Revenue	$249,900	$223,146
Gross margin	56.9%	61.6%

Our cost of revenues increased $22.0 million, or 25.6%, from $85.8 million in the year ended December 31, 2014 to $107.7 million in the year ended December 31, 2015. This increase was primarily due to a $6.8 million increase in royalties associated with an increase in royalty-burdened revenues,  a $6.5 million increase in platform commissions due to a higher volume of revenue transactions through the digital storefronts, a $4.8 million increase in amortization of intangible assets primarily associated with intangible assets purchased through our PlayFirst and Cie Games acquisitions, a $2.2 million increase in prepaid royalty impairments, an $816,000 increase in non-cash warrant expense, and a $775,000 increase in hosting fees to support our free-to-play titles.  Revenues attributable to games based upon original intellectual property decreased as a percentage of revenues from 62.7% in the year ended December 31, 2014 to 42.1% in the year ended December 31, 2015, primarily due to an increase in revenue generated from games based on or significantly incorporating licensed brands and other content. We expect to continue to launch a significant number of games based on or incorporating licensed brands or other content in 2016.  The average royalty rate that we paid on games based on or significantly incorporating licensed brands or other content, excluding royalty impairments, increased from 21.3% in the year ended December 31, 2014 to 21.9% in the year ended December 31, 2015, due to higher royalty rates for distribution of certain games based on or significantly incorporating licensed brands or other content.   Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenues increased from 8.1% in the year ended December 31, 2014 to 10.6% in the year ended December 31, 2015.

Research and Development Expenses

	Year Ended December 31,
	2015	2014
	(In thousands)
Research and development expenses	$72,856	$64,284
Percentage of revenue	29.2%	28.8%

Our research and development expenses increased $8.6 million, or 13.3%, from $64.3 million in the year ended December 31, 2014 to $72.9 million in the year ended December 31, 2015. The increase in research and development costs was primarily due to a $10.5 million increase in salaries and benefits, as our research and development headcount increased from 520 employees at December 31, 2014 to 601 employees at December 31, 2015, resulting primarily from headcount added through the addition of studio personnel throughout our North America studios, as well as a $4.0 million increase in outside services primarily related to external development. These increases were partially offset by a $3.9 million decrease in stock-based compensation expense, as stock-based compensation expense attributable to the contingent consideration that was issuable to the employees who were former shareholders of Blammo became fully vested during the third quarter of 2014, and a $2.1 million decrease in variable compensation resulting from lower attainment of employee and executive bonus targets. As a percentage of revenues, research and development expenses increased from 28.8% in the year ended December 31, 2014 to 29.2% in the year ended December 31, 2015. Research and development expenses included $3.6 million of stock-based compensation expense in the year ended December 31, 2015 and $7.4 million in the year ended December 31, 2014.  We anticipate that our research and development expenses will increase in absolute dollars in 2016 due primarily to our plans to bolster our studios by hiring additional personnel in North America.

Sales and Marketing Expenses

	Year Ended December 31,
	2015	2014
	(In thousands)
Sales and marketing expenses	$48,240	$45,076
Percentage of revenue	19.3%	20.2%

Our sales and marketing expenses increased $3.2 million, or 7.0%, from $45.1 million in the year ended December 31, 2014 to $48.2 million in the year ended December 31, 2015. The increase was primarily due to a $3.3 million increase in marketing promotions associated with our free-to-play games and a $570,000 increase in professional fees. These increases were partially offset by a decrease of $738,000 in salaries, benefits and variable compensation. As a percentage of revenues, sales and marketing expenses decreased from 20.2% in the year ended December 31, 2014 to 19.3% in the year ended December 31, 2015. Sales and marketing expenses included $1.1 million of stock-based compensation expense in the year ended December 31, 2015 and $701,000 in the year ended December 31, 2014. We expect our sales and marketing expenditures to continue to increase in 2016 in absolute dollars in connection with the sales and marketing initiatives we intend to undertake related to the new free-to-play games that we expect to release during 2016.

General and Administrative Expenses

	Year Ended December 31,
	2015	2014
	(In thousands)
General and administrative expenses	$26,092	$25,019
Percentage of revenue	10.4%	11.2%

Our general and administrative expenses increased $1.1 million, or 4.3%, from $25.0 million in 2014 to $26.1 million in 2015. The increase in general and administrative expenses was primarily due to a $3.5 million increase in stock-based compensation due to stock-based awards issued to new employees and other executives. These increases were partially offset by a $2.6 million decrease in salaries, benefits and variable compensation resulting from lower attainment of employee and executive bonuses in 2015. Our general and administrative headcount increased from 79 employees at December 31, 2014 to 88 employees at December 31, 2015. As a percentage of revenues, general and administrative expenses decreased from 11.2% in the year ended December 31, 2014 to 10.4% in the year ended December 31, 2015. General and administrative expenses included $7.0 million of stock-based compensation expense in the year ended December 31, 2015 and $3.5 million in the year ended December 31, 2014. We expect our general and administrative expenses to continue to increase in terms of absolute dollars in 2016 as we expand to support a greater number of development teams and product launches.

Other Operating Expenses

Our restructuring charge increased from $435,000 in the year ended December 31, 2014 to $1.1 million in the year ended December 31, 2015,  due to increased employee termination costs in our APAC and Washington offices that took place in the fourth quarter of 2015.

Our amortization of intangible assets decreased from $508,000 in the year ended December 31, 2014 to $201,000 in the year ended December 31, 2015 due to the non-compete agreements associated with our acquisition of Blammo in August 2011 being fully amortized in the first quarter of 2015.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, decreased from net expense of $1.5 million in the year ended December 31, 2014 to net expense of $743,000 in the year ended December 31, 2015. This decrease was primarily due to foreign currency losses related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable caused by the fluctuation in foreign exchange rates against the United States Dollar.

Income Tax Expense

Our income tax benefit changed from $7.6 million in 2014 to an income tax expense of $141,000 in 2015. The income tax benefit in 2014 was due to the release of a portion of our valuation allowance for $6.8 million, primarily resulting from our acquisition of Cie Games. The change in 2015 income tax expense was also due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in the United States and certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At December 31, 2015, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $157,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

	Year Ended December 31,
	2014	2013
Revenue by Type	(In thousands)
Micro-Transactions	$182,213	$79,169
Advertisements	14,566	6,638
Offers	22,984	8,336
Other	2,009	6,151
Feature phone	1,374	5,319
Total revenue	$223,146	$105,613

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

In 2014, Kim Kardashian: Hollywood and Deer Hunter 2014 were our top two revenue-generating games and comprised 27.5% and 26.4%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the year.

International revenues increased by $33.8 million, from $56.9 million in the year ended December 31, 2013 to $90.7 million in the year ended December 31, 2014. This was primarily related to a $20.7 million increase in our EMEA revenues, an $8.8 million increase in our APAC revenues, primarily related to increased revenues from Japan, Korea, and China, and a $4.3 million increase in our Americas (excluding the United States) revenues. The increase in our international revenues was supplemented by an increase of $83.8 million in our United States revenues.

Cost of Revenues

	Year Ended December 31,
	2014	2013
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$80,992	$32,806
Amortization of intangible assets	4,767	4,238
Total cost of revenue	$85,759	$37,044
Revenue	$223,146	$105,613
Gross margin	61.6%	64.9%

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

Research and Development Expenses

	Year Ended December 31,
	2014	2013
	(In thousands)
Research and development expenses	$64,284	$46,877
Percentage of revenue	28.8%	44.4%

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

Sales and Marketing Expenses

	Year Ended December 31,
	2014	2013
	(In thousands)
Sales and marketing expenses	$45,076	$26,120
Percentage of revenue	20.2%	24.7%

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

General and Administrative Expenses

	Year Ended December 31,
	2014	2013
	(In thousands)
General and administrative expenses	$25,019	$15,550
Percentage of revenue	11.2%	14.7%

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

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows (used in)/provided by operating activities	(11,465)	30,574	(9,578)
Cash flows used in investing activities	(6,924)	(26,188)	(4,905)
Cash flows provided by financing activities	128,370	38,955	20,587

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of December 31, 2015, we had an accumulated deficit of $251.2 million.

Operating Activities

In 2015, net cash used in operating activities was $11.5 million, which was primarily due to a $29.7 million increase in prepaid royalties and license fees and other prepaid assets, as we signed additional celebrity licensing agreements in 2015, a net loss of $7.2 million, a decrease in deferred revenues of $6.2 million, a decrease in accrued royalties of $5.1 million, a decrease in accrued compensation of $3.6 million, a decrease of $2.0 million in accounts payable and other accrued liabilities,  a decrease in non-current liabilities of $1.5 million, and adjustments for non-cash items, including stock-based compensation expense of $11.7 million, amortization expense of $9.8 million, depreciation expense of $2.9 million, and a non-cash warrant expense of $2.0 million. These factors were partially offset by a decrease in accounts receivable of $13.4 million which was primarily due to early cash collection from customers.

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

In 2015, we used $6.9 million of cash for investing activities, of which $2.8 million related to property and equipment purchases, $2.5 million related to purchases of intangible assets, $1.9 million related to acquisition consideration paid to former Cie Games stockholders, and other investments of $251,000, partially offset by a release of $492,000 of restricted cash relating to letters of credit on our San Francisco and Bellevue leases.

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

Financing Activities

In 2015, net cash provided by financing activities was $128.4 million due primarily to the aggregate net proceeds of $125.2 million, after offering expenses, we received in connection with the purchase of 21,000,000 shares of our common stock by Red River, as well as $6.1 million related to option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $3.0 million of taxes paid related to net share settlement of RSUs.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $180.5 million as of December 31, 2015.  Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $6.1 million as of December 31, 2015, most of which were held by our United Kingdom, China, and Russia subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations.  We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to repurchase our common stock pursuant to the $50 million stock repurchase program approved by our board of directors in January 2016, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund minimum guaranteed royalty payments during 2016 as we increase the number of games we publish and/or develop that incorporate third-party licensed property, including signing celebrity license partners with significant minimum guaranteed royalty requirements. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments, which would negatively impact our operating results.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital.  However, we may be unable to do so on terms that are favorable to us or at all, particularly given current capital market and overall economic conditions.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
	(In thousands)
Operating lease obligations	$13,168	$4,897	$5,592	$2,679	$—
Guaranteed royalties (1)	36,404	34,358	2,046	—	—
Total contractual obligations	$49,572	$39,255	$7,638	$2,679	$—

(1)

We have entered into license and publishing agreements with various owners of brands, properties and other content to develop and publish games for mobile devices.  Pursuant to some of these agreements, we are required to pay minimum guaranteed royalties or license fees over the term of the agreement regardless of actual game sales.

(2) We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under  audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2015, we had $915,000 of gross unrecognized tax benefits, of which $567,000 was included in "Other long-term Liabilities" and $348,000 was included in "Accounts Payable" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that are not already disclosed in this report.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset these higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.”  The new guidance requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitiative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.”  The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  We early adopted this guidance on a prospective basis as of December 31, 2015. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software.”  The standard amended the existing accounting standards for intangible assets and provides explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts.  The pronouncement is effective for reporting periods beginning after December 15, 2015.   We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis.  ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The new standard is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.   The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us beginning January 1, 2018.   We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2015, we had no short-term investments and substantially all $180.5 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2015 and December 31, 2014, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Canada, China, France, Hong Kong, India, Russia, Japan, Korea and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenues earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.  At December 31, 2015, Apple accounted for 31.4%, Jirbo (dba AdColony) accounted for 26.2%, and Google accounted for 19.2% of total accounts receivable.  At December 31, 2014, Apple accounted for 55.0%, and Google accounted for 15.2% of total accounts receivable.  No other customer or Digital Storefront represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in 100 countries in more than 30 different currencies, and in 2015 and 2014, some of these currencies fluctuated significantly. Our revenues are usually denominated in the functional currency of the distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Euro, and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Item 8.  Financial Statements and Supplementary Data

GLU MOBILE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glu Mobile Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income/ (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Glu Mobile Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California

March 4, 2016

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$180,542	$70,912
Accounts receivable, net	17,956	32,231
Prepaid royalties (including prepaid royalties to a related party of $7,949 and $0 as of December 31, 2015 and December 31, 2014, respectively)	23,715	864
Prepaid expenses and other assets	14,841	17,388
Total current assets	237,054	121,395
Property and equipment, net	5,447	6,116
Restricted cash	1,498	1,990
Long-term prepaid royalties (including long-term prepaid royalties to a related party of $2,051 and $0 as of December 31, 2015 and December 31, 2014, respectively)	46,944	5,870
Other long-term assets	1,386	804
Intangible assets, net (including intangible assets acquired from a related party of $5,000 and $0 as of December 31, 2015 and December 31, 2014, respectively)	22,767	27,524
Goodwill	87,890	87,964
Total assets	$402,986	$251,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,386	$11,685
Accrued liabilities	1,996	3,812
Accrued compensation	7,100	10,751
Accrued royalties and license fees (including accrued royalties and license fees to a related party of $10,449 and $0 as of December 31, 2015 and December 31, 2014, respectively)	21,032	12,440
Deferred revenue	31,112	37,333
Total current liabilities	70,626	76,021
Long-term accrued royalties (including long-term accrued royalties to a related party of $2,051 and $0 as of December 31, 2015 and December 31, 2014, respectively)	24,347	870
Other long-term liabilities	1,585	3,066
Total liabilities	96,558	79,957

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2015 and 2014; 131,580 and 107,174 shares issued and outstanding at December 31, 2015 and 2014	13	11
Additional paid-in capital	557,748	415,766
Accumulated other comprehensive loss	(85)	(8)
Accumulated deficit	(251,248)	(244,063)
Total stockholders’ equity	306,428	171,706
Total liabilities and stockholders’ equity	$402,986	$251,663

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$249,900	$223,146	$105,613
Cost of revenue:
Platform commissions, royalties and other	98,184	80,992	32,806
Amortization of intangible assets	9,553	4,767	4,238
Total cost of revenue	107,737	85,759	37,044
Gross profit	142,163	137,387	68,569
Operating expenses:
Research and development	72,856	64,284	46,877
Sales and marketing	48,240	45,076	26,120
General and administrative	26,092	25,019	15,550
Amortization of intangible assets	201	508	1,336
Restructuring charge	1,075	435	1,448
Total operating expenses	148,464	135,322	91,331
Income/(loss) from operations	(6,301)	2,065	(22,762)
Interest income and other expense, net:
Interest income	49	30	16
Other expense	(792)	(1,502)	(6)
Interest income and other expense, net	(743)	(1,472)	10
Income/(loss) before income taxes	(7,044)	593	(22,752)
Income tax benefit/(provision)	(141)	7,555	2,843
Net income/(loss)	$(7,185)	$8,148	$(19,909)

Net income/(loss) per common share:
Basic	$(0.06)	$0.09	$(0.28)
Diluted	(0.06)	0.08	(0.28)

Weighted average common shares outstanding - basic and diluted
Basic	118,775	91,826	71,453
Diluted	118,775	96,922	71,453

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income/(loss)	$(7,185)	$8,148	$(19,909)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(77)	(315)	378
Reclassification to net loss (1)	—	—	(238)
Other comprehensive income/(loss):	(77)	(315)	140
Comprehensive income/(loss)	$(7,262)	$7,833	$(19,769)

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

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other
				Compre-		Total
			Additional	hensive		Stockholders'
	Common Stock		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Capital	(loss)	Deficit	Deficit
	(In thousands, except per share data)
Balances at December 31, 2012	66,022	$6	$271,016	$167	$(232,302)	$38,887
Net loss	-	-	-	-	(19,909)	(19,909)
Stock-based compensation expense	-	-	4,113	-	-	4,113
Issuance of common stock upon exercise of stock options	958	-	1,295	-	-	1,295
Issuance of common stock upon exercise of warrants	2,886	1	4,328	-	-	4,329
Issuance of common stock as consideration for property and equipment	89	-	189		-	189
Issuance of common stock pursuant to Employee Stock Purchase Plan	522	-	978	-	-	978
Issuance of common stock as contingent consideration earned	742	-	2,263		-	2,263
Issuance of common stock upon Public Offering, net of issuance costs	7,245	1	13,984		-	13,985
Non-cash warrant expense	-	-	427		-	427
Other comprehensive loss	-	-	-	140	-	140
Balances at December 31, 2013	78,464	$8	$298,593	$307	$(252,211)	$46,697
Net loss	-	-	-	-	8,148	8,148
Stock-based compensation expense	-	-	7,073	-	-	7,073
Issuance of common stock upon exercise of stock options	2,867	1	6,270	-	-	6,271
Issuance of common stock upon exercise of warrants	1,191	-	2,786	-	-	2,786
Taxes paid related to net share settlement of equity awards	348		(896)			(896)
Issuance of common stock pursuant to Employee Stock Purchase Plan	426	-	1,076	-	-	1,076
Issuance of common stock as contingent consideration earned	1,185	-	5,821	-	-	5,821
Issuance of common stock upon Public Offering, net of issuance costs	9,861	1	32,057	-	-	32,058
Non-cash warrant expense	-	-	1,126	-	-	1,126
Issuance of common stock as consideration for acquisitions	12,832	1	61,860			61,861
Other comprehensive income	-	-	-	(315)	-	(315)
Balances at December 31, 2014	107,174	$11	$415,766	$(8)	$(244,063)	$171,706
Net loss	-	-	-	-	(7,185)	(7,185)
Stock-based compensation expense	-	-	11,686	-	-	11,686
Issuance of common stock upon exercise of stock options	1,440	-	3,794	-	-	3,794
Issuance of common stock upon exercise of warrants	450	-	676	-	-	676
Taxes paid related to net share settlement of equity awards	1,090	-	(3,018)	-	-	(3,018)
Tax benefits of exercised stock options	-	-	107	-	-	107
Issuance of common stock pursuant to Employee Stock Purchase Plan	426	-	1,655	-	-	1,655
Issuance of common stock upon private offering, net of issuance costs	21,000	2	125,154	-	-	125,156
Non-cash warrant expense	-	-	1,928	-	-	1,928
Other comprehensive loss	-	-	-	(77)	-	(77)
Balances at December 31, 2015	131,580	$13	$557,748	$(85)	$(251,248)	$306,428

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income/(loss)	$(7,185)	$8,148	$(19,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,861	2,513	2,707
Amortization of intangible assets	9,754	5,275	5,574
Stock-based compensation	11,686	11,633	4,285
Change in fair value of Blammo earnout	—	835	7
Non-cash warrant expense	2,009	1,192	427
Non-cash foreign currency remeasurement loss	792	1,495	23
Other non-cash income tax expense	—	1,531	—
Impairment of prepaid royalties and guarantees	2,502	257	435
Non-cash restructuring charges	—	—	244
Changes in allowance for doubtful accounts	418	(162)	27
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,408	(9,195)	(6,540)
Prepaid royalties	(31,776)	(5,209)	(742)
Prepaid expenses and other assets	2,049	(9,123)	(1,984)
Accounts payable	(1,701)	(4,298)	3,347
Accrued liabilities	(259)	(20)	(157)
Accrued compensation	(3,639)	5,259	910
Accrued royalties and license fees (including accrued royalties and license fees to a related party of $2,500, $0, and $0 as of December 31, 2015, December 31, 2014, and December 31, 2013, respectively)	(5,070)	10,231	(1,495)
Deferred revenue	(6,208)	18,810	6,499
Accrued restructuring	342	—	(161)
Other long-term liabilities	(1,448)	(8,598)	(3,075)
Net cash (used in)/provided by operating activities	(11,465)	30,574	(9,578)

Cash flows from investing activities:
Purchase of property and equipment	(2,751)	(3,292)	(2,722)
Restricted Cash	492	(60)	(1,730)
Other investing activities	(251)	(250)	(200)
Purchase of intangible assets (including purchase of intangible assets from a related party of $2,500, $0, and $0 as of December 31, 2015, December 31, 2014, and December 31, 2013, respectively)	(2,500)	—	(253)
Cash paid for acquisitions, net of cash acquired	(1,914)	(22,586)	—
Net cash used in investing activities	(6,924)	(26,188)	(4,905)

Cash flows from financing activities:
PlayFirst payments on acquired line of credit and term loan	—	(2,340)	—
Proceeds from public offering, net of issuance costs	—	32,058	13,985
Taxes paid related to net share settlement of equity awards	(3,018)	(896)	—
Proceeds from exercise of stock options and ESPP	5,449	7,347	2,273
Proceeds from exercise of stock warrants and issuance of common stock	676	2,786	4,329
Excess tax benefit from stock awards	107	—	—
Proceeds from private offering, net of issuance costs	125,156	—	—
Net cash provided by financing activities	128,370	38,955	20,587

Effect of exchange rate changes on cash	(351)	(925)	67
Net increase in cash and cash equivalents	109,630	42,416	6,171
Cash and cash equivalents at beginning of period	70,912	28,496	22,325
Cash and cash equivalents at end of period	$180,542	$70,912	$28,496

Supplemental disclosures of cash flow information
Common stock issued for acquisitions	$—	61,861	—
Common stock issued for property and equipment	$—	—	189
Common stock issued as contingent consideration earned	$—	$5,821	2,263
Income taxes paid	$310	303	269

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives that the Company uses for revenue recognition, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, valuation and realizibility of deferred tax assets and uncertain tax positions, fair value of stock awards issued and contingent consideration issued to Blammo shareholders, fair value of warrants issued, accounting for business combinations, evaluating goodwill, and long-lived assets for impairment and realization of prepaid royalties. Actual results may differ from these estimates and these differences may be material.

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

The Company sells both consumable and durable virtual goods and receives reports from the Digital Storefronts, which breakdown the various purchases made from their games over a given time period. The Company reviews these reports to determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items that can be purchased directly by the player through the Digital Storefront and are consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items accessible to the user over an extended period of time. The Company’s revenues from consumable virtual goods have been insignificant over the previous three years. The Company recognizes the revenues from these items immediately, since it believes that the delivery obligation has been met and there are no further implicit or explicit performance obligations related to the purchase of that consumable virtual good. Revenues from durable virtual goods are generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as weapons, armor or other accessories to enhance their game-playing experience. The durable virtual goods remain in the game for as long as the player continues to play. The Company believes this represents an implied service obligation, and accordingly, recognizes the revenues from the purchase of these durable virtual goods over the estimated average playing period of paying users. Based on the Company’s analysis, the estimated weighted average useful life of a paying user is approximately three months for the majority of our games, except for four games for which the estimated weighted average useful life of a paying user has been determined to be approximately four months primarily due to more social features in these games resulting in higher retention rates of users. If a new game is launched and only a limited period of paying player data is available, then the Company also considers other quantitative and qualitative factors, such as the playing patterns for paying users for other games with similar characteristics. While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future as the games’ operation periods change. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in game player behavior patterns. Any changes in the Company’s estimates of useful lives of these virtual goods may result in revenues being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

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

Deferred Platform Commissions and Royalties

Digital Storefronts retain platform commissions and fees on each purchase made by the paying players through the Digital Storefront. The Company is also obligated to pay ongoing licensing fees in the form of royalties related to the games developed based on or significantly incorporating licensed brands, properties or other content, and the Company plans to incorporate additional licensed content in even its own originally branded games. Additionally, certain smartphone games sold through digital storefronts require the revenue to be deferred due to an implied obligation to the paying player to continue displaying the purchased virtual goods within the game over the estimated average playing period of paying players for the game. As revenues from sales to paying players through Digital Storefronts are deferred, the related direct and incremental platform commissions and fees as well as third-party royalties are also deferred and reported in “Prepaid expenses and other” on the consolidated balance sheets. The deferred platform commissions and royalties are recognized in the consolidated statements of operations in “Cost of revenues” in the period in which the related sales are recognized as revenues.

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

The following table summarizes the revenues from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenues:

	Year Ended December 31,
	2015	2014	2013
Apple	51.7%	52.2%	50.1%
Google	27.4%	24.8%	19.2%

At December 31, 2015, Apple Inc. (“Apple”) accounted for 31.4%, Jirbo (dba AdColony) accounted for 26.2%, and Google Inc. (“Google”) accounted for 19.2% of total accounts receivable. At December 31, 2014, Apple accounted for 55.0%, and Google accounted for 15.2% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate revenue generated from end users. In accordance with ASC 440-10, Commitments (“ASC 440”), the Company recorded a minimum guaranteed liability of $36,404 and $1,434 as of December 31, 2015 and 2014, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Each quarter, the Company evaluates the realization of its prepaid and guaranteed royalties as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues to evaluate the future realization of prepaid royalties and guarantees. This evaluation considers multiple factors, including the term of the agreement, forecasted demand, game life cycle status, game development plans, social following of the Company’s celebrity licensors, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices for the Company and its competitors. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenues of $2,502, $257, and $435 during the years ended December 31, 2015, 2014, and 2013, respectively.

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

In 2015, 2014 and 2013, the Company did not record any goodwill impairment charges as it was determined that it was more likely than not that the fair values of the reporting units exceeded their respective carrying values.

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

Internal Use Software

The Company recognizes internal use software development costs in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”). Thus, the Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. The Company capitalized certain internal use software costs totaling approximately $615, $2,165 and $249 during the years ended December 31, 2015, 2014, and 2013, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2015, 2014 and 2013, the amortization of capitalized software costs totaled approximately $1,155, $950 and $1,097, respectively. Capitalized internal use software development costs are included in property and equipment, net.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

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

Stock-Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-

based payments including stock options and restricted stock units (“RSUs”). ASC 718 requires companies to estimate the fair value of stock-option awards on the grant date using an option pricing model.  The fair value of stock options and stock purchase rights granted pursuant to the Company’s equity incentive plans and 2007 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time. Changes to the assumptions used in the Black-Scholes option valuation calculation and the forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense the Company recognizes. The cost of RSUs is determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the date of grant, and is reduced for estimated forfeitures. The compensation cost for all share-based payment awards is amortized on a straight-line basis over the requisite service period.

The Company has elected to use the “with and without” approach under which windfall benefit is recognized only if an incremental benefit is provided after considering all other tax attributes presently available to the Company. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through its statement of operations.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50.

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $38,481, $35,169 and $18,308 in the years ended December 31, 2015, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new guidance requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitiative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.” The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company early adopted this guidance on a prospective basis as of December 31, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See "Note 10 - Income Taxes" for additional information.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software.” The standard amended the existing accounting standards for intangible assets and provides explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The pronouncement is effective for reporting periods beginning after December 15, 2015. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis.  ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new standard is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 — NET INCOME/(LOSS) PER SHARE

The Company computes basic net income/(loss) per share by dividing its net income/(loss) for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company. Diluted net income/(loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans (including stock options, RSUs and common stock issuable through the Company’s ESPP), warrants and contingently issuable shares by application of the treasury stock method.

	Year Ended December 31,
	2015	2014	2013
Net income/(loss)	$(7,185)	$8,148	$(19,909)
Basic and diluted shares used to compute net income/(loss) per share:
Weighted average common shares outstanding	122,414	93,575	71,543
Weighted average common shares subject to restrictions	(3,639)	(1,749)	(90)
Weighted average shares used to compute basic net income/(loss) per share	118,775	91,826	71,453
Dilutive potential common shares	—	5,096	—
Weighted average shares used to compute diluted net income/(loss) per share	118,775	96,922	71,453

Basic net income/(loss) per share	$(0.06)	$0.09	$(0.28)
Diluted net income/(loss) per share	(0.06)	0.08	(0.28)

The following weighted average options to purchase common stock, warrants to purchase common stock, shares of common stock subject to restrictions and RSUs have been excluded from the computation of diluted net income/(loss)

per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	6,804	6,347	10,646
Warrants to purchase common stock	3,832	2,362	3,310
RSUs	5,776	2,746	936
Common shares subject to restrictions	3,639	1,596	90
	$20,051	$13,051	$14,982

NOTE 3 — BUSINESS COMBINATIONS

Cie Games, Inc.

On August 20, 2014, the Company completed its acquisition of Cie Games, Inc. (“Cie Games”), a developer of racing genre mobile games based in Long Beach, California. The Company acquired Cie Games’ to leverage its racing genre expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets. The purchase price consideration included 9,983 shares of the Company’s common stock valued at $5.09 per share as of the closing date of the acquisition, for an aggregate of $50,813 in share consideration. In addition, the Company agreed to pay approximately $29,495 in cash consideration, of which $1,914 was paid during the year ended December 31, 2015, for total overall consideration paid of $80,308. The Company is holding back 2,139 of the 9,983 shares issued in the acquisition until the date that is 30 days after the 18 month anniversary of the closing to satisfy potential indemnification claims under the merger agreement for the acquisition. All outstanding Cie Games capital stock and stock options were cancelled at the closing of the acquisition.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $23,500 was allocated to identifiable intangible assets. Pursuant to ASC 805, Business Combinations (“ASC 805”), for the twelve months ended December 31, 2015 and 2014, the Company incurred $0 and $513, of acquisition and transitional costs associated with the acquisition of Cie Games.

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

The purchase price consideration was $11,553, representing 2,955 shares of the Company’s common stock valued at $3.91 per share as of the closing date of the acquisition. The number of shares comprising the purchase price consideration was reduced from 3,000 shares to 2,955 shares due to a working capital adjustment. In addition, the Company withheld a total of 106 shares to cover stockholders’ agent expenses and tax obligations of certain PlayFirst stockholders, which resulted in the Company issuing a total of 2,849 shares valued at $11,141 and paying $412 in cash. Of the 2,849 shares issued in the acquisition, 1,500 are being held in escrow and will be retained by the Company until the date that is 60 days following the 24 month anniversary of the closing date to satisfy potential indemnification claims under the PlayFirst merger agreement. In addition, the Company assumed approximately $3,480 of PlayFirst net liabilities. All outstanding PlayFirst capital stock, stock options and warrants were cancelled at the closing of the PlayFirst acquisition.

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

Valuation Methodology

The Company engaged a third party valuation firm to aid management in its analyses of the fair value of Cie Games and PlayFirst. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

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

	Year Ended December 31,
	2014	2013
Total pro forma revenue	$243,971	$137,095
Pro forma net income	2,800	(33,009)
Pro forma net income per share — basic	0.03	(0.41)
Pro forma net income per share — diluted	0.03	(0.41)

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2015 and December 31, 2014, the Company had $180,542 and $70,912, respectively, in cash and cash equivalents. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected receipt of payment or cash.

Liabilities for Contingent Consideration

On August 1, 2011, the Company completed the acquisition of Blammo Games Inc. (“Blammo”) by entering into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Blammo and each of the owners of the outstanding share capital of Blammo (the “Sellers”). Pursuant to the terms of the Share Purchase Agreement, the Company agreed to issue to the Sellers, in the aggregate, 1,000 shares of the Company’s common stock plus up to an additional 3,313 shares of the Company’s common stock (the “Additional Shares”) if Blammo achieved certain Net Revenue (as such term is defined in the Share Purchase Agreement) targets during the fiscal years ending March 31, 2013, March 31, 2014 and March 31, 2015.

The Company issued 742 shares of common stock in May 2013, and an aggregate of 1,185 shares of common stock during 2014 to the former Blammo shareholders based on the Net Revenue that Blammo achieved, or was projected to achieve, for its fiscal years ended March 31, 2013, 2014, and 2015, respectively. Since the contingency related to the number of shares earned in connection with the earnout targets for these fiscal years was resolved and the number of shares became fixed, the fair values of these shares have been presented in additional paid-in capital in the Company’s consolidated balance sheet since March 31, 2013 and September 2014, respectively.

Three of the five Sellers were also employees of Blammo and the contingent consideration issued to these employees was not considered part of the purchase price, since vesting was contingent upon these employees’ continued service during the earn-out periods.  See Note 9 for additional details on the fair value recognition and measurement of this contingent consideration.  The fair value of the contingent consideration issued to the two Sellers who were not employees of Blammo was recorded as part of the purchase accounting and was fair valued at each subsequent reporting period. During the years ended December 31, 2015, 2014, and 2013, the Company recorded fair value adjustments of $0, $835, and $7 respectively, as the contingency related to the number of shares earned was resolved during the second quarter of 2014. In accordance with ASC 805, changes in the fair value of non-employee contingent consideration were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

NOTE 5 — BALANCE SHEET COMPONENTS

Accounts Receivable

	December 31,
	2015	2014
Accounts receivable	$18,672	$32,528
Less: Allowance for doubtful accounts	(716)	(297)
	$17,956	$32,231

Accounts receivable include amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions to the Company’s digital storefronts.

The movement in the Company’s allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Deductions	Year
Year ended December 31, 2015	$297	$419	$-	$716
Year ended December 31, 2014	$459	$219	$381	$297
Year ended December 31, 2013	$432	$51	$24	$459

The Company had no significant write-offs or recoveries during the years ended December 31, 2015, 2014, and 2013.

Prepaid expenses and other

	December 31,
	2015	2014
Deferred platform commission fees	7,675	9,776
Deferred royalties	2,668	3,739
Deferred tax asset	—	921
Taxes receivable	759	1,218
Other	3,739	1,734
	$14,841	$17,388

Property and Equipment

	December 31,
	2015	2014
Computer equipment	$6,106	$6,721
Furniture and fixtures	1,053	949
Software	7,408	8,504
Leasehold improvements	3,661	3,381
	18,228	19,555
Less: Accumulated depreciation and amortization	(12,781)	(13,439)
	$5,447	$6,116

Depreciation and amortization for the years ended December 31, 2015, 2014 and 2013 was $2,861, $2,513 and $2,707, respectively.

Other Long-Term Liabilities

	December 31,
	2015	2014
Deferred rent	$692	$1,001
Uncertain tax position obligations	567	977
Deferred tax liability	—	842
Other	326	246
	$1,585	$3,066

  NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at December 31, 2015 and December 31, 2014 were as follows:

		December 31, 2015			December 31, 2014
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 yrs	$34,750	$(22,954)	$11,796	$34,895	$(15,314)	$19,581
Catalogs	1 yr	1,152	(1,152)	—	1,208	(1,208)	—
ProvisionX Technology	6 yrs	190	(190)	—	199	(199)	—
Carrier contract and related relationships	5 yrs	24,200	(20,597)	3,603	24,794	(20,192)	4,602
Licensed content	2.5 - 5 yrs	7,866	(2,866)	5,000	3,012	(3,012)	—
Service provider license	9 yrs	454	(406)	48	479	(375)	104
Trademarks	7 yrs	5,217	(2,897)	2,320	5,226	(2,190)	3,036
		73,829	(51,062)	22,767	69,813	(42,490)	27,323
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,228	(1,228)	—	1,289	(1,289)	—
Non-compete agreements	4 yrs	5,391	(5,391)	—	5,417	(5,216)	201
		6,619	(6,619)	—	6,706	(6,505)	201
Total intangibles assets		$80,448	$(57,681)	$22,767	$76,519	$(48,995)	$27,524

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-

line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenues. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense in the amounts of $9,553,  $4,767 and $4,238, respectively, in cost of revenues. During the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense in the amounts of $201,  $508 and $1,336, respectively, in operating expenses. The Company recorded no impairment charges during the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, the total expected future amortization related to intangible assets was as follows:

	Amortization	Amortization
	Included in	Included in	Total
	Cost of	Operating	Amortization
Period Ending December 31,	Revenue	Expenses	Expense
2016	$10,557	$—	$10,557
2017	8,076	—	8,076
2018	3,354	—	3,354
2019	780	—	780
	$22,767	$—	$22,767

Goodwill

The Company had goodwill attributable to its MIG, GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions as of December 31, 2015. The Company formerly had three reporting units comprised of the Americas, EMEA and Asia and Pacific (“APAC”) regions. The Company attributed all of the goodwill resulting from the MIG acquisition to its APAC reporting unit. All of the goodwill attributable to the GameSpy, Blammo, Griptonite, PlayFirst, and Cie Games acquisitions had been fully assigned to the Company’s Americas reporting unit. The Company had fully impaired in prior years all goodwill allocated to its EMEA reporting unit. In September 2015, the Company reorganized its reporting units and now has one reporting unit “Mobile Games.”  This change in reporting units is due to the fact that the Company’s Chief Executive Officer, who is also chief operating decision maker, makes decisions and manages operations as one reporting unit, rather than as three separate regional territories, which used to be considered as three reporting units. In prior years, the Company’s Chief Executive Officer reviewed selected financial information on a geographic basis; however this information is included within one operating segment for purposes of allocating resources and evaluating financial performance. Changes in reporting units require that goodwill be tested for impairment both prior to and following the changes. The Company performed a “Step 0” analysis as defined below, which resulted in no impairment

In the valuation of the goodwill balance for Griptonite, Blammo, MIG, GameSpy, PlayFirst, and Cie Games, the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite, Blammo, PlayFirst, and Cie Games studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also used the GameSpy acquired workforce and expertise to help in its development efforts for its games-as-a-service technology platform, and these synergies are reflected in the value of goodwill recognized.

Goodwill for the periods indicated was as follows:

	December 31, 2015	December 31, 2014
	Total	Total
Balance as of January 1:
Goodwill	$161,075	$92,596
Accumulated impairment losses	(73,111)	(73,111)
	87,964	19,485
Goodwill acquired during the year	—	68,488
Effects of foreign currency exchange	(74)	(9)
	87,890	87,964
Balance as of period ended:
Goodwill	161,001	161,075
Accumulated impairment losses	(73,111)	(73,111)
	$87,890	$87,964

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

During the third quarter of fiscal 2015, 2014 and 2013, the Company performed a “Step 0” qualitative assessment for its reporting unit. Based on the assessment, the Company concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, did not proceed to further impairment testing. Accordingly, the Company did not recognize an impairment of goodwill during the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

Due to a significant decline in its market capitalization in the fourth quarter of 2015, the Company concluded that a triggering event occurred that required an interim goodwill impairment test. While the short term decline was greater than expected, the Company implemented several strategies that it expects will result in in future growth in revenues resulting in a stable profit model. Based on the results of the interim goodwill impairment test, as of December 31, 2015, the Company concluded that its goodwill was not impaired.  However, if it is determined that it is not likely that the Company will meet projections of future cash flows, or if the Company’s market capitalization remains at depressed levels for a prolonged period, among other factors, it is possible that the Company may need to re-evaluate its assumptions and perform an additional impairment test in the future reporting periods.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through September 2020. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $4,639,  $4,149 and

$3,380, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $749 and $1,001 at December 31, 2015 and 2014, respectively, of which $692 and $1,001 was included within other long-term liabilities at December 31, 2015 and 2014, respectively.

In April 2013 and June 2013, the Company entered into lease agreements for space at its San Francisco headquarters and Washington offices that will expire on March 31, 2018 and September 30, 2020, respectively. In May 2014, the Company entered into a lease amendment for its Washington offices to expand the rentable square footage by 13 square feet and amended the lease payment schedule. In August and September of 2015, the Company entered into lease agreements for space at its San Mateo, and Portland offices that will expire on November 30, 2020, and December 31, 2017, respectively. In March 2015, the Company entered into a lease amendment for its Long Beach office to expand the rentable square footage by 7,949 square feet, and amended the lease payment schedule. The Company has provided deposits for lines of credit totaling $1,298 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2015.

At December 31, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Period Ending December 31,	Payments
2016	$4,897
2017	3,794
2018	1,798
2019	1,466
2020	1,213
2021 and thereafter	—
$13,168

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various celebrities, Hollywood studios, athletes, sports organizations, and other well-known brands and properties to develop and publish games for mobile devices.  Pursuant to some of these agreements, the Company is required to make minimum guaranteed royalty payments regardless of revenues generated by the applicable game, which may not be dependent on any deliverables. The significant majority of these minimum guaranteed royalty payments are recoupable against future royalty obligations that would otherwise become payable, or in certain circumstances, where not recoupable, are capitalized and amortized over the lesser of (1) the estimated life of the title incorporating licensed content or (2) the term of the license agreement.

At December 31, 2015, future unpaid minimum guaranteed royalty commitments were as follows:.

Future
Minimum
Guarantee
Period Ending December 31,	Commitments
2016	$34,358
2017	2,036
2018 and thereafter	10
$36,404

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s Consolidated Financial Statements.

Licensor commitments include $38,949 of commitments to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the expected timing of recoupment of earned royalties calculated on projected revenues for the licensed IP games.

Income Taxes

As of December 31, 2015, unrecognized tax benefits have been netted against deferred tax assets and potential interest and penalties are classified within “other long-term liabilities” and “accounts payable” on the Company’s consolidated balance sheets. As of December 31, 2015, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2015 or 2014.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2015 or 2014.

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

On August 19, 2014, Inventor Holdings, LLC (“IHL”), a Delaware limited liability company, filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company was infringing one of its patents and seeking unspecified damages, including interest, costs, expenses and an accounting of all infringing acts, attorneys’ fees and such other costs as the Court deems just and proper.  On October 10, 2014, the Company filed a motion to dismiss the complaint with prejudice on the ground that the patent asserted by IHL claims patent-ineligible subject matter pursuant to 35 U.S.C. § 101 and thus the complaint fails to state a claim upon which relief can be granted.  On October 27, 2014, IHL filed an opposition to the Company’s motion to dismiss the complaint with prejudice.  The Company filed its reply to IHL’s opposition on November 6, 2014.   On September 30, 2015, the Court granted the Company’s motion to dismiss IHL’s complaint.  On October 9, 2015, the parties entered a joint stipulation with the Court under which IHL agreed not to appeal the Court’s order to dismiss the case and each party agreed to bear its own fees and costs of the litigation.

On November 5, 2014, the Company filed a complaint against Hothead Games, Inc. (“Hothead”) in the United States District Court for the Northern District of California alleging that Hothead had willfully infringed certain of the Company’s copyrights and trade dress contained in its Deer Hunter 2014 game through Hothead’s release of its game, Kill Shot.  On August 3, 2015, the Company entered into a settlement agreement with Hothead resolving its claims against Hothead.  Hothead agreed to make payments to the Company, including ongoing payments and the Company agreed to allow Hothead to continue to publish the Kill Shot game.  The Company filed a dismissal of the case on August 17, 2015, which the Court granted on August 18, 2015.

In November 2014, Telinit Technologies, LLC, a Texas company, filed a complaint in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that the Company was infringing one of its patents and seeking unspecified damages, attorneys’ fees and costs.  The Company settled this dispute in January 2015 for an immaterial amount.

On November 4, 2015, Just Games Interactive LLC (d/b/a Kung Fu Factory, f/k/a Tiny Fun Studios) (“Just Games”) filed a complaint in the U.S. District Court for the Central District of California against the Company, Kristen Jenner (f/k/a Kris Kardashian) and additional yet-to-be named defendants.  The complaint alleged direct copyright infringement against the Company and direct and contributory copyright infringement and breach of implied contract against the other defendants.  Just Games was seeking at least $10,000 in damages as well as other relief, including costs, permanent and temporary injunctive relief, an accounting of profits, a constructive trust and such other costs the Court deemed just and proper.  The Company filed a motion to dismiss the complaint on January 27, 2016.  On February 1, 2016, Just Games filed a voluntary motion to dismiss their case against the Company without prejudice.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2015, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2015, the Company had reserved 30,386 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2015, the Company was authorized to issue 5,000 shares of preferred stock.

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

Acquisitions

On August 20, 2014, as part of the consideration for its acquisition of Cie Games, the Company issued an aggregate of 9,983 shares of its common stock to Cie Games’ former shareholders, of which approximately 2,139 shares was held back by Glu for 18 months from the closing date of the acquisition to satisfy potential indemnification claims under the Cie Games merger agreement.

On May 14, 2014, as consideration for its acquisition of PlayFirst, the Company issued an aggregate of 2,849 shares of its common stock to PlayFirst’s former shareholders, which is net of shares withheld to cover a net working capital adjustment, stockholders’ agent expenses and tax obligations of certain former PlayFirst shareholders. Of the 2,849 shares issued in the acquisition, 1,500 are being held in escrow and will be be retained by the Company until the date that is 60 days following the 24 month anniversary of the closing date to satisfy potential indemnification claims under the PlayFirst merger agreement. During the third quarter of 2014, approximately 24 shares that were being held back pursuant to the PlayFirst merger agreement were cancelled to satisfy a net working capital adjustment.

See Note 3 – Business Combinations – for more information about these acquisitions.

Shares Issues In Connection With the Blammo Earnout

In May 2013, the Company issued 742 shares to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2013. In May 2014, the Company issued 435 shares of common stock to the former Blammo shareholders based on the Net Revenue that Blammo achieved for its fiscal year ended March 31, 2014. In July 2014, the Company issued 750 shares of common stock to the former Blammo shareholders in lieu of the opportunity that the former Blammo shareholders otherwise would have had under the Share Purchase Agreement to earn up to 1,154 shares of the Company’s common stock for Fiscal 2015. The fair values of these earnout amounts have been presented in additional paid-in capital on the Company’s consolidated balance sheet. See Note 4 for more information about these issuances.

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

Warrants to Purchase Common Stock

Celebrity Warrants

During 2015 and 2014, the Company issued warrants to celebrity licensors, and entities affiliated with celebrity licensors, to purchase up to an aggregate of 1,100 and 500 shares of the Company’s common stock, respectively, subject to adjustments for dividends, reorganizations and other common stock events (collectively, the “Celebrity Warrants”).  With respect to warrants covering 1,000 shares issued in 2015, such warrants vest with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months, subject to full acceleration in the event of (1) the Company’s full recoupment of the minimum guarantee payments under the related license agreement, (2) the termination of the license agreement due to the Company’s material breach of the agreement or (3) a change of control of the Company.  With respect to warrants covering 100 shares issued in 2015, such warrants vest in equal monthly installments over 60 months, with up to 25% of the shares subject to accelerated vesting in the event the celebrity licensor approves game design documentation by a certain date and the related game commercially launches by a certain date. With respect to warrants covering 500 shares issued in 2014, such warrants vests and becomes exercisable in equal monthly installments over the 60-month term of the license agreement with the applicable celebrity, subject to full acceleration or cessation of vesting under specified circumstances, as stipulated in such license agreement. Vesting of each of the warrants will immediately  terminate in the event that the Company terminates the related license agreement due to the celebrity licensor’s material breach of such agreement. The Company will estimate and record the fair value of these warrants using a Black-Scholes valuation model when the above vesting conditions have been met.

Each of the Celebrity Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis.

During the years ended December 31, 2015 and 2014, the Company recorded a warrant compensation charge of $83, and $66 respectively, which was included within cost of revenue.

MGM Warrants

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that provided MGM the right to purchase up to 3,333 shares of the Company’s common stock subject to adjustments for dividends, reorganizations and other common stock events (the “MGM Warrant”). Of the 3,333 shares of the Company’s common stock underlying the MGM Warrant, 333 shares were immediately vested and exercisable on the warrant agreement effective date and the remaining shares would vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company, which includes the right to build games based on the James Bond and Hercules film franchises. During the years ended December 30, 2014, and 2013, and in connection with the vesting of warrants associated with the commercial release of the Hercules game, the Company recorded $1,126 and $427, respectively, of non-cash warrant related expense in cost of revenues as the game was not expected to generate meaningful revenues over its lifetime. During the year ended December 31, 2015, 1,000 shares underlying the MGM Warrants vested in conjunction with the commercial release of the Company’s game, James Bond: World of Espionage, which occurred on September 29, 2015. During the year ended December 31, 2015, the Company recorded $1,928 of non-cash warrant related expense in cost of revenues as the James Bond: World of Espionage game is not expected to generate meaningful revenues over its lifetime.

The Company estimated the fair value of the warrants using the Black-Scholes valuation model and the weighted average assumptions noted in the following table:

	Year Ended December 31,
	2015	2014	2013

Dividend yield	—%	—%	—%
Risk-free interest rate	1.18%	1.90%	1.50%
Expected volatility	53.40%	58.20%	64.20%
Expected term (in years)	5.00	5.00	5.00

Warrants outstanding at December 31, 2015 were as follows:

	Number	Weighted
	of Shares	Exercise
	Outstanding	Price	Average
	Under	per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2014	3,617	$3.09
Granted	1,100	4.44
Exercised	(450)	1.50
Warrants outstanding, December 31, 2015	4,267	3.61	5.50

        During the years ended December 31, 2015, 2014, and 2013, warrant holders exercised warrants to purchase 450,  1,191, and 2,886 shares of the Company’s common stock, respectively, and the Company received gross proceeds of $675,  $2,786, and $4,329, respectively, in connection with these exercises.

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

The Company may grant options under the 2007 Plan at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by its Board of Directors, provided, however, that (i) the exercise price of an incentive stock option (“ISO”) or non-qualified stock options (“NSO”) may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying shares of common stock on the grant date, and (ii) the exercise price of an ISO or NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the grant date. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination. The stock options granted to employees generally vest with respect to 25% of the underlying shares one year from the vesting commencement date and with respect to an additional 1/48 of the underlying shares per month thereafter. Stock options granted during 2007 before October 25, 2007 and after June 4, 2015 have a contractual term of ten years and stock options granted on or after October 25, 2007 and before June 4, 2015 have a contractual term of six years.

As of December 31, 2015, 9,266 shares were available for future grants under the Second Amended 2007 Plan.

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

In January 2009, the 2007 Purchase Plan was amended to provide that the Compensation Committee of the

Company’s Board of Directors may fix a maximum number of shares that may be purchased in the aggregate by all participants during any single offering period (the “Maximum Offering Period Share Amount”). The Compensation Committee may raise or lower the Maximum Offering Period Share Amount. The Compensation Committee established the Maximum Offering Period Share Amount of 500 shares for the offering period that commenced on February 15, 2009 and ended on August 14, 2009, and a Maximum Offering Period Share Amount of 200 shares for each offering period thereafter.  In October 2011, the Committee increased the Maximum Offering Period Share Amount for the offering period that started on August 22, 2011 and for each subsequent offering period to 300 shares.

As of December 31, 2015, 1,929 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but in 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination. In December 2015, the Company’s Compensation Committee approved an increase of 1,000 shares in the aggreagate number of  common stock authorized under the plan.

As of December 31, 2015, 418 shares were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Amended 2007 Plan and the Inducement Plan for the year ended December 31, 2015 is as follows:

Shares
Available
Balances at December 31, 2014	1,380
Increase in authorized shares	14,000
Share-based awards granted (1)	(8,026)
Share-based awards canceled (2)	2,330
Balances at December 31, 2015	9,684

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

(2)

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

RSU Activity

A summary of the Company’s RSU activity for the year ended December 31, 2015 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2014	4,919	3.87
Granted	4,955	4.87
Vested	(1,687)	3.58
Forfeited	(843)	4.48
Awarded and unvested, December 31, 2015	7,344	$4.40

Restricted stock units vested and expected to vest, December 31, 2015	6,074	$4.41	$14,759

Stock Option Activity

The following table summarizes the Company’s stock option activity:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2012	10,921	3.07
Options granted	2,937	2.70
Options canceled	(2,502)	3.65
Options exercised	(957)	1.35
Balances at December 31, 2013	10,399	2.98
Options granted	1,344	4.08
Options canceled	(1,506)	3.72
Options exercised	(2,867)	2.19
Balances at December 31, 2014	7,370	3.32
Options granted	1,659	4.65
Options canceled	(425)	4.00
Options exercised	(1,440)	2.64
Balances at December 31, 2015	7,164	$3.73	4.05	$389

Options vested and expected to vest at December 31, 2015	6,814	$3.73	3.87	$389
Options exercisable at December 31, 2015	4,703	$3.67	2.72	$387

At December 31, 2015, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price
$ 1.19 - $ 2.74	972	2.20	$2.12	806	$2.01
$ 2.83 - $ 2.84	114	3.47	2.84	66	2.84
$ 2.90 - $ 2.90	782	1.80	2.90	782	2.90
$ 2.91 - $ 2.92	996	5.58	2.91	388	2.91
$ 2.98 - $ 3.20	89	9.18	3.17	7	3.14
$ 3.29 - $ 3.29	873	2.75	3.29	692	3.29
$ 3.47 - $4.02	805	3.12	3.76	669	3.72
$ 4.09 - $ 4.10	920	7.47	4.09	124	4.10
$ 4.15 - $5.06	716	3.48	4.50	587	4.48
$ 5.07 - $ 11.88	897	4.90	6.69	582	7.06
$ 1.19 - $ 11.88	7,164	4.05	$3.73	4,703	$3.67

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $2.43 per share at December 31, 2015. The total intrinsic value of awards exercised during the years ended December 31, 2015, 2014 and 2013 was $4,960,  $7,735, and $1,886, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718, and has estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Year Ended December 31,
	2015	2014	2013
Dividend yield	—%	—%	—%
Risk-free interest rate	1.34%	1.34%	0.82%
Expected volatility	51.8%	52.0%	52.0%
Expected term (years)	4.00	4.00	4.00

The Company based its expected volatility on its own historical volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the year ended December 31, 2015, 2014 and 2013 was $1.88,  $1.69, and $1.10 per share, respectively.

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

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2015	2014	2013
Research and development	$3,563	$7,422	$1,948
Sales and marketing	1,082	701	303
General and administrative	7,041	3,510	2,034
Total stock-based compensation expense	$11,686	$11,633	$4,285

The above table includes compensation expense attributable to the contingent consideration issued to the Blammo employees who were former shareholders of Blammo, which was recorded as research and development expense over the term of the earn-out periods, since these employees were primarily employed in product development. The Company re-measured the fair value of the contingent consideration each reporting period and only recorded a compensation expense for the portion of the earn-out target that was likely to be achieved. Since the contingency related to the number of shares to be earned in conjunction with all earn out years was resolved as of December 31, 2014, the full fair value of the shares has been presented in additional paid in capital. During the years ended December 31, 2015, 2014, and 2013 the Company recorded $0,  $4,560, and $171 of stock-based compensation expense, respectively, related to this contingent consideration. See Note 4 for further details.

Consolidated net cash proceeds from option exercises were $3,794,  $6,271 and $1,295 for the year ended December 31, 2015, 2014 and 2013, respectively. The Company realized no significant income tax benefit from stock option exercises during the year ended December 31, 2015, 2014 and 2013. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

As of December 31, 2015, the Company had $24,935 of total unrecognized compensation expense related to RSUs, net of estimated forfeitures. As of December 31, 2015, the Company had $3,530 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 3.02 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 2.53 years.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The Company does not match the contributions made by its employees.

NOTE 10 — INCOME TAXES

The components of income/(loss) before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2015	2014	2013
United States	$(7,819)	$5,283	$(21,820)
Foreign	775	(4,690)	(932)
Income/(loss) before income taxes	$(7,044)	$593	$(22,752)

The components of income tax benefit/(expense) were as follows:

	Year Ended December 31,
Current:	2015	2014	2013
Federal	$(24)	$(5)	$—
State	(5)	(5)	(4)
Foreign	(183)	656	2,294
	(212)	646	2,290

Deferred:
Federal	—	6,821	—
State	—	—	—
Foreign	71	88	553
	71	6,909	553

Total:
Federal	(24)	6,816	—
State	(5)	(5)	(4)
Foreign	(112)	744	2,847
	$(141)	$7,555	$2,843

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(0.1)	0.8	—
Foreign rate differential	1.0	56.6	(0.1)
Research and development credit	15.9	(133.9)	5.1
Warrants	—	67.7	—
Withholding taxes	0.3	(10.5)	(2.1)
Stock-based compensation	(8.7)	224.9	(0.7)
Non-deductible intercompany bad debt	—	3.9	0.3
FIN 48 interest and release	1.8	(219.4)	14.6
Other	(0.2)	59.6	1.6
Valuation allowance	(46.1)	(1,357.7)	(40.2)
Effective tax rate	(2.0)%	(1,274.0)%	12.5%

Deferred tax assets and liabilities consist of the following:

	December 31, 2015			December 31, 2014
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets:
Fixed assets	$—	$1,156	$1,156	$—	$1,231	$1,231
Net operating loss carryforwards	37,907	9,493	47,400	41,885	9,902	51,787
Accruals, reserves and other	1,796	129	1,925	3,163	154	3,317
Foreign tax credit	6,615	—	6,615	6,398	—	6,398
Stock-based compensation	4,866	—	4,866	3,382	24	3,406
Research and development credit	9,292	—	9,292	7,929	—	7,929
Other	3,136	17	3,153	2,974	18	2,992
Total deferred tax assets	$63,612	$10,795	$74,407	$65,731	$11,329	$77,060
Deferred tax liabilities:
Fixed assets	$(290)	$—	$(290)	$(431)	$—	$(431)
Macrospace, MIG and iFone intangible assets	—	(54)	(54)	—	—	—
Blammo intangible assets	—	—	—	—	—	—
Superscape,Cie Games and PlayFirst intangible assets	(4,471)	—	(4,471)	(7,915)	(109)	(8,024)
Other	—	(16)	(16)	—	—	—
Net deferred tax assets	58,851	10,725	69,576	57,385	11,220	68,605
Less valuation allowance	(58,851)	(10,470)	(69,321)	(57,385)	(11,141)	(68,526)
Net deferred tax liability	$—	$255	$255	$—	$79	$79

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will be realized in the foreseeable future. The amount of accumulated foreign earnings of the Company’s foreign subsidiaries totaled $3,088 as of December 31, 2015. If the Company's foreign earnings were repatriated, additional tax expense might result. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings attributable to foreign subsidiaries is not practicable.

The Company recorded a release of its valuation allowance of $0,  $6,821, and $0 during 2015, 2014, and 2013, respectively. The 2014 release was associated with the acquisitions of Cie Games in August 2014. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. The Company previously recognized a valuation allowance against its net operating loss carryforwards and determined that it should be able to utilize the benefit of those net operating losses against the deferred tax liabilities of Cie Games; therefore, it has partially released its pre-existing valuation allowance.

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that it is more likely than not that its deferred tax assets will not be utilized and has recorded a full valuation allowance against its net deferred tax assets in each of its jurisdictions except for one entity in China. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2015 and 2014 included historical and projected future operating losses. As a result, the Company concluded that an additional valuation allowance of $795 and reduction valuation allowance of $5,258, net of the described releases, was required to reflect the change in its deferred tax assets prior to valuation allowance during 2015 and 2014, respectively.  As of December 31, 2015 and 2014, the Company considered it more likely than not that its deferred tax assets would not be realized with their respective carryforward periods.

At December 31, 2015, the Company had net operating loss carryforwards of approximately $107,952 and $83,841 for federal and state tax purposes, respectively. These carryforwards will expire at various times between 2016 and 2035.  In addition, the Company has research and development tax credit carryforwards of approximately $9,606 for federal income tax purposes and $9,906 for California tax purposes.  The federal research and development tax credit carryforwards will begin to expire in 2023. The California state research credit will carry forward indefinitely. The Company has approximately $6,475 of foreign tax credits that will begin to expire in 2017. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

In addition, at December 31, 2015, the Company had net operating loss carryforwards of approximately $44,154 for United Kingdom tax purposes that are all limited and can only offset a portion of the annual combined profits in the United Kingdom until the net operating losses are fully utilized.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2015	2014
Beginning balance	$6,794	$6,538
Reductions of tax positions taken during previous years	(304)	(1,364)
Additions based on uncertain tax positions related to the current period	2,085	1,641
Additions based on uncertain tax positions related to prior periods	675	71
Cumulative translation adjustment	(32)	(92)
Ending balance	$9,218	$6,794

The total unrecognized tax benefits as of December 31, 2015 and 2014 included approximately $8,678 and $6,030, respectively, of unrecognized tax benefits that have been netted against deferred tax assets.  As of December 31, 2015, approximately $540 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining amount, if recognized, would adjust the Company’s deferred tax assets which are subject to valuation allowance. At December 31, 2015, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $157 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $375 of interest and penalties on uncertain tax positions as of December 31, 2015, as compared to $329 as of December 31, 2014. Approximately $78, $86 and $105 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2015, 2014 and 2013, respectively. During 2015, the Company released $14 of interest and penalties on uncertain tax positions due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, the United States, the United Kingdom, Canada, and China. The Company’s federal tax returns are open by statute for tax years 1997 and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2014 tax returns for the various entities in the United Kingdom is expected to be closed in 2016. The Company’s China income tax returns are open by statute for tax years 2010 and forward.

NOTE 11 — SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is also chief operating decision maker, makes decisions and manages the Company’s operations as one reporting unit, rather than as three separate regional territories, which used to be considered as three reporting units. In prior years, the Company’s Chief Executive Officer reviewed selected financial information on a geographic basis; however this information is included within one operating segment for purposes of allocating resources and evaluating financial performance.

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenues are attributed to the geographic location where the end-user makes the purchase. The Company generates its revenues in the following geographic regions:

	Year Ended December 31,
	2015	2014	2013
United States of America	$171,759	$132,447	$48,697
Americas, excluding the USA	11,538	9,705	5,430
EMEA	36,134	43,507	22,820
APAC	30,469	37,487	28,666
	$249,900	$223,146	$105,613

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	Year Ended December 31,
	2015	2014
Americas	$4,938	$5,406
EMEA	408	632
APAC	101	78
	$5,447	$6,116

NOTE 12 — RESTRUCTURING

During 2013, 2014 and 2015, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the year ended December 31, 2013, the Company recorded $1,448, of restructuring plan charges relating to employee termination costs in its Brazil, San Francisco, China, Washington, and EMEA offices, and facility-related costs related to streamlining its facility in Washington and additional costs associated with vacating its Brazil office. During the year ended December 31, 2014, the Company recorded $435 of restructuring charges, relating to employee termination costs associated with headcount reductions in its Moscow, Washington, and San Francisco studios.  During the year ended December 31, 2015, the Company recorded $1,075 of restructuring charges relating to employee termination costs in the Company’s China and Washington offices.

	Fiscal 2013, 2014, and 2015
	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Other	Total
Balance as of December 31, 2013	$—	$—	$—	$—
Charges to operations	435	—		435
Non Cash Charges/Adjustments	—	—		—
Charges settled in cash	(435)	—		(435)
Balance as of December 31, 2014	$—	$—	$—	$—
Charges to operations	1,043	—	31	1,075
Non Cash Charges/Adjustments	—	—	—	—
Charges settled in cash	(733)	—	—	(733)
Balance as of December 31, 2015	$311	$—	$31	$342

NOTE 13 – QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2014 and 2015. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2015						2014
	March 31	June 30	September 30		December 31		March 31	June 30	September 30		December 31
	(In thousands)
Revenue	$69,470	$56,150	$63,250		$61,030		$44,580	$40,910	$64,791		$72,865
Cost of revenue:
Platform commissions, royalties and other	26,310	21,320	27,445	(a)	23,109	(b)	13,202	12,432	25,733		29,625
Amortization of intangible assets	2,434	2,434	2,360		2,325		554	441	1,338		2,434
Total cost of revenue	28,744	23,754	29,805		25,434		13,756	12,873	27,071		32,059
Gross profit	40,726	32,396	33,445		35,596		30,824	28,037	37,720		40,806
Operating expenses:
Research and development	18,243	18,308	16,304		20,001		15,579	17,297	15,355		16,053
Sales and marketing	12,438	12,771	12,302		10,729		9,485	7,989	15,327		12,275
General and administrative	7,406	7,429	4,419		6,838		4,926	6,131	6,808		7,154
Amortization of intangible assets	127	32	31		11		127	127	127		127
Restructuring charge	—	—	—		1,075	(c)	—	159	209		67
Total operating expenses	38,214	38,540	33,056		38,654		30,117	31,703	37,826		35,676
Income/(loss) from operations	2,512	(6,144)	389		(3,058)		707	(3,666)	(106)		5,130
Interest and other income/(expense), net	(284)	(174)	(152)		(134)		(130)	(24)	(340)		(978)

Income/(loss) before income taxes	2,228	(6,318)	237		(3,192)		577	(3,690)	(446)		4,152
Income tax benefit/(provision)	(1,104)	809	(79)		234		(444)	(78)	10,850	(d)	(2,773)
Net income /(loss)	$1,124	$(5,509)	$158		$(2,958)		$133	$(3,768)	$10,404		$1,379

Net income/(loss) per share
Basic	$0.01	$(0.05)	$0.00		$(0.02)		$0.00	$(0.04)	$0.11		$0.01
Diluted	$0.01	$(0.05)	$0.00		$(0.02)		$0.00	$(0.04)	$0.10		$0.01

(a)	Includes an impairment of prepaid royalties and guarantees charge of $1,555 in the third quarter of 2015.
(b)	Includes an impairment of prepaid royalties and guarantees charge of $858 in the fourth quarter of 2015.
(c)	Includes $1,075 of restructuring charges relating to employee termination costs in the Company’s China and Washington offices.
(d)

The income tax benefit of $10,850 in the third quarter of 2014 was due primarily to the release of a portion of the Company’s valuation allowance of $8,352 resulting from the acquisition of Cie Games in August 2014, and the release of an $810 liability of uncertain tax positions relating to 2011, and as the Company received a closure notice for an ongoing tax return inquiry in July 2014.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company and an affiliate of one of the Company’s principal stockholders entered into an agreement in November 2015 pursuant to which, the Company agreed, subject to certain conditions, to pay in the aggregate, up to $15,000 in recoupable advanced royalties and non-recoupable license fees.

NOTE 15 – SUBSEQUENT EVENTS

In January 2016, the Company announced that it would invest up to $7,500 in promissory notes convertible into a minority equity stake in Plain Vanilla Corp., the Icelandic developer behind the globally popular game QuizUp.  As part of this investment, the Company has a call option to acquire Plain Vanilla Corp. for 15 months from the closing of the initial investment at a pre-agreed price.

In January 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50,000 of its outstanding common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require the Company to repurchase any specific number of shares of common stock, and may be modified, suspended or terminated at any time without notice.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 72.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.   For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors.  Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors.  We disclose on our website amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors.

Item 11.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2015, concerning securities authorized for issuance under all of our equity compensation plans:  our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which terminated when we adopted the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”).  The ESPP contains an “evergreen” provision, pursuant to which on January 1st of each year we automatically added 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance under the ESPP; this evergreen provision expired after the increase on January 1, 2015.  In addition, pursuant to a “pour over” provision in our 2007 Plan, options that are cancelled, expired or terminated under the 2001 Plan are added to the number of shares reserved for issuance under our 2007 Plan.

	Number of
	Securities to be		Weighted	Number of Securities
	Issued Upon		Average	Remaining Available for
	Exercise of Outstanding		Exercise Price of	Future Issuance Under
	Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights (1)	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	$12,814,615		3.81	11,195,121	(2)
Equity compensation plans not approved by security holders	1,692,726	(3)	3.04	417,173	(4)
Total	14,507,341		$3.73	11,612,294

(1)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units, which have no exercise price.
(2)

Represents 9,266,463 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units; and 1,928,658 shares available for issuance under the ESPP.

(3)	Represents outstanding options under the Inducement Plan.
(4)	Represents shares available for issuance under the Inducement Plan, under which we may only grant non-qualified stock options and restricted stock units.

Our Board of Directors adopted the Inducement Plan in March 2008 to augment the shares available under our 2007 Plan.  We have not sought stockholder approval for the Inducement Plan.  As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with us.   As of December 31, 2015, we had reserved a total of 3,969,245 shares of our common stock for grant and issuance under the Inducement Plan since its inception, of which, 1,692,726 shares were subject to outstanding stock options and restricted stock units and 417,173 shares remained available for issuance. The remaining 1,859,346 shares represent shares that were subject to previously granted stock options or restricted stock units under the Inducement Plan that have been exercised by the option holders or settled for shares of our common stock.

The Inducement Plan initially permitted us to grant only non-qualified stock options.  However, effective November 2013, the Compensation Committee amended the Inducement Plan to permit the award of restricted stock units under the plan.  We may grant non-qualified stock options under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of our Board of Directors.  The fair value of our common stock is determined by the last sale price of our stock on The NASDAQ Global Market on the date of determination.  If any option or RSU granted under the Inducement Plan expires or terminates for any reason without being exercised in full, are used to satisfy tax withholding obligations with respect to the award, or otherwise terminate without the underlying shares being issued,  such unexercised, tax-settled, or otherwise terminated shares will be available for grant under the Inducement Plan.  All outstanding awards are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the Inducement Plan.  If we were acquired and the acquiring corporation did not assume or replace the awards granted under the Inducement Plan, or if we were to liquidate or dissolve, all outstanding awards will expire on such terms as our Board of Directors determines.

For more information regarding the Inducement Plan, see Note 9 of Notes to Consolidated Financial Statements in Item 8 of this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 71.

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

GLU MOBILE INC.

Date: March 4, 2016	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi, President and Chief Executive Officer

Date: March 4, 2016	By:	/s/ Eric R. Ludwig
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

Signature	Title	Date

/s/ Niccolo M. de Masi	President, Chief Executive Officer	March 4, 2016
Niccolo M. de Masi	and Chairman
(Principal Executive Officer)

/s/ Eric R. Ludwig	EVP, Chief Operating Officer and Chief Financial Officer	March 4, 2016
Eric R. Ludwig	(Principal Financial Officer)

/s/ Gregory J. Cannon	Vice President of Finance and Investor Relations	March 4, 2016
Gregory J. Cannon	(Principal Accounting Officer)

/s/ Lorne Abony	Lead Director	March 4, 2016
Lorne Abony

/s/ Eric R. Ball	Director	March 4, 2016
Eric R. Ball

/s/ Greg Brandeau	Director	March 4, 2016
Greg Brandeau

Director
Steven Ma

Director
Ann Mather

/s/ William J. Miller	Director	March 4, 2016
William J. Miller

/s/ Hany M. Nada	Director	March 4, 2016
Hany M. Nada

/s/ Benjamin T. Smith, IV	Director	March 4, 2016
Benjamin T. Smith, IV

Exhibit Index

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/02/11

2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 2, 2011 by and among Glu Mobile Inc., Granite Acquisition Corp., Foundation 9 Entertainment, Inc. and Griptonite, Inc.	8-K	001-33368	2.01	08/15/11

2.03	Share Purchase Agreement, dated as of August 1, 2011, by and among Glu, Blammo Games Inc. and each of the owners of the outstanding share capital of Blammo.	8-K	001-33368	2.02	08/02/11

2.04	Agreement and Plan of Merger, dated as of August 2, 2012 by and among Glu Mobile Inc., Galileo Acquisition Corp, IGN Entertainment, Inc. and GameSpy Industries, Inc.	10-Q	001-33368	2.01	11/09/12

2.05	Agreement and Plan of Merger, dated as of April 30, 2014 by and among Glu Mobile Inc., Midas Acquisition Corp., PlayFirst, Inc. and Fortis Advisors LLC	8-K	001-33368	2.01	05/02/14

2.06	Agreement and Plan of Merger and Reorganization, dated as of July 30, 2014 by and among Glu Mobile Inc., Cardinals Acquisition Merger Corporation, Cardinals Acquisition Merger LLC, Cie Digital Labs, LLC, Cie Games, Inc. and Shareholder Representative Services, LLC	8-K	001-33368	2.01	07/30/14

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc., adopted on March 7, 2014.	8-K	001-33368	99.01	03/13/14

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of October 24, 2013.	8-K	001-33368	99.01	10/29/13

10.02#	2001 Stock Option Plan, form of option grant used from December 19, 2001 to May 2, 2006, form of option grant used from December 8, 2004 to May 2, 2006 and forms of option grant used since May 2, 2006.	S-1/A	333-139493	10.02	01/22/07

10.03(A)#	Amended & Restated 2007 Equity Incentive Plan, as amended through June 4, 2015.	10-Q	001-33368	10.03	08/07/15

10.03(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement and (d) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.03(C)#	For the 2007 Equity Incentive Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement	10-Q	001-33368	10.08	08/09/13

10.04#	2007 Employee Stock Purchase Plan, as amended and restated on August 1, 2011.	10-K	001-33368	10.04	03/14/12

10.05(A)#	2008 Equity Inducement Plan, as amended effective December 9, 2015.	8-K	001-33368	99.01	12/11/15

10.05(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10

10.05(C)#	For the 2008 Equity Inducement Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.	10-K	001-33368	10.05	03/14/14

10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.07#	Employment Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated December 28, 2009.	8-K	001-33368	99.02	01/04/10

10.08#	Summary of Compensation Terms of Niccolo M. de Masi.	8-K	001-33368	99.01	12/24/15

10.09#	Change of Control Severance Agreement, dated as of December 28, 2009, by and between Glu Mobile Inc. and Niccolo M. de Masi.	8-K	001-33368	99.03	01/04/10

10.10#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated as of December 28, 2009.	10-Q	001-33368	10.01	11/14/11

10.11#	Summary of Compensation Terms of Eric R. Ludwig.	8-K	001-33368	99.01	10/24/15

10.12#	Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.09	03/13/09

10.13#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of October 10, 2008.	10-Q	001-33368	10.02	11/14/11

10.14#	Summary of Compensation Terms of Chris Akhavan.	8-K	001-33368	99.01	12/24/15

10.15#	Change of Control Severance Agreement between Glu Mobile Inc. and Chris Akhavan, dated as of April 22, 2013.	10-Q	001-33368	10.02	08/09/13

10.16#	Summary of Compensation Terms of Scott J. Leichtner.	8-K	001-33368	99.01	12/24/15

10.17#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Scott J. Leichtner, dated as of July 7, 2011.	10-K	001-33368	10.15	03/15/13

10.18#	Offer Letter between Glu Mobile Inc. and Nick Earl, dated as of November 2, 2015.					X

10.19#	Summary of Compensation Terms of Nick Earl.	8-K	001-33368	99.01	12/24/15

10.20#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Nick Earl, dated as of February 8, 2016.					X

10.21#	Glu Mobile Inc. 2015 Executive Bonus Plan	8-K	001-33368	99.01	12/19/14

10.22#	Glu Mobile Inc. 2016 Executive Bonus Plan	8-K	001-33368	99.01	12/24/15

10.23#	Non-Employee Director Compensation Program, effective as of October 1, 2013.	10-K	001-33368	10.23	03/14/14

10.24	Sublease between Oracle America, Inc. and Glu Mobile Inc., dated as of April 16, 2013.	8-K	001-33368	99.01	04/22/13

10.25	Common Stock Warrant, between Glu Mobile Inc. and MGM Interactive Inc., dated as of July 15, 2013.	S-3	333-190545	4.03	08/09/13

10.26	iOS Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.	10-K	001-33368	10.27	03/15/13

10.27	Android Market Developer Distribution Agreement between Glu Games Inc. and Google Inc., as amended to date.	10-K	001-33368	10.28	03/15/13

10.28+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q/A	001-33368	10.01	10/12/12

10.29+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari Inc.	10-Q	001-33368	10.02	08/09/12

10.30+	Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 29, 2012, as amended effective October 29, 2014 and December 18, 2014.	10-K	001-33368	10.33	03/13/15

10.31+	License Agreement, dated as of November 5, 2013, by and between Glu and Kimsaprincess, Inc., as amended June 13, 2014 and September 2, 2014.	10-Q	001-33368	10.01	11/10/14

10.32	Earnout Agreement and Amendment to Share Purchase Agreement, effective as of July 2, 2014, by and amount Glu, Blammo Games Inc., each of the former shareholders of Blammo and Michael Haines.	8-K	001-33368	99.01	07/16/14

21.01	List of Subsidiaries of Glu Mobile Inc.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X

24.01	Power of Attorney (see the Signature Page to this report).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*	X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a). *	X

101.INS	XBRL Report Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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