Form 10-Q
period 2016-03-31
GLU MOBILE INC
filed 2016-05-06
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2016: 132,309,543.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$159,283	$180,542
Accounts receivable, net	16,745	17,956
Prepaid royalties (including prepaid royalties to a related party of $5,118 and $7,949 as of March 31, 2016 and December 31, 2015, respectively)	30,412	23,715
Prepaid expenses and other assets	15,205	14,841
Total current assets	221,645	237,054
Property and equipment, net	5,282	5,447
Restricted cash	1,498	1,498
Long-term prepaid royalties (including long-term prepaid royalties to a related party of $4,882 and $2,051 as of March 31, 2016 and December 31, 2015, respectively)	46,017	46,944
Other long-term assets	9,317	1,386
Intangible assets, net (including intangible assets acquired from a related party of $5,000 and $5,000 as of March 31, 2016 and December 31, 2015, respectively)	20,442	22,767
Goodwill	87,899	87,890
Total assets	$392,100	$402,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,055	$9,386
Accrued liabilities	1,752	1,996
Accrued compensation	4,504	7,100
Accrued royalties (including accrued royalties to a related party of $5,118 and $10,449 as of March 31, 2016 and December 31, 2015, respectively)	14,140	21,032
Deferred revenue	30,750	31,112
Total current liabilities	60,201	70,626
Long-term accrued royalties (including long-term accrued royalties to a related party of $4,882 and $2,051 as of March 31, 2016 and December 31, 2015, respectively)	28,193	24,347
Other long-term liabilities	1,397	1,585
Total liabilities	89,791	96,558

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at March 31, 2016 and December 31, 2015; 132,229 and 131,580 shares issued and outstanding at March 31, 2016 and December 31, 2015	13	13
Additional paid-in capital	562,373	557,748
Accumulated other comprehensive loss	(279)	(85)
Accumulated deficit	(259,798)	(251,248)
Total stockholders’ equity	302,309	306,428
Total liabilities and stockholders’ equity	$392,100	$402,986

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$54,528	$69,470
Cost of revenue:
Platform commissions, royalties and other	20,363	26,310
Amortization of intangible assets	2,324	2,434
Total cost of revenue	22,687	28,744
Gross profit	31,841	40,726
Operating expenses:
Research and development	20,312	18,243
Sales and marketing	12,624	12,438
General and administrative	7,984	7,406
Amortization of intangible assets	—	127
Restructuring charge	106	—
Total operating expenses	41,026	38,214
Income/(loss) from operations	(9,185)	2,512
Interest and other expense, net:
Interest income	21	6
Other income/(expense)	448	(290)
Interest and other income/(expense), net	469	(284)
Income/(loss) before income taxes	(8,716)	2,228
Income tax benefit/(provision)	166	(1,104)
Net income/(loss)	$(8,550)	$1,124

Net/(loss) income per share:
Basic	$(0.07)	$0.01
Diluted	(0.07)	0.01

Weighted average common shares outstanding:
Basic	129,171	103,869
Diluted	129,171	107,851

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income/(loss)	$(8,550)	$1,124
Other comprehensive loss:
Foreign currency translation adjustments	(194)	(279)
Other comprehensive loss	(194)	(279)
Comprehensive income/(loss)	$(8,744)	$845

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income/(loss)	$(8,550)	$1,124
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	656	706
Amortization of intangible assets	2,324	2,561
Mark to market adjustment on long-term investments	(300)	—
Non-cash foreign currency translation (gain)/loss	(148)	290
Stock-based compensation	3,545	2,129
Non-cash warrant expense	9	93
Impairment of prepaid royalties and guarantees	43	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,138	7,592
Prepaid royalties	(5,228)	(9,587)
Prepaid expenses and other assets	(634)	1,954
Accounts payable and other accrued liabilities	(259)	(54)
Accrued liabilities	100	—
Accrued compensation	(2,596)	(2,620)
Accrued royalties and license fees (including accrued royalties and license fees to a related party of $2,500 and $0 as of March 31, 2016 and March 31, 2015, respectively)	(1,129)	(2,591)
Deferred revenue	(362)	(6,672)
Accrued restructuring	(342)	—
Other long-term liabilities	(57)	(37)
Net cash used in operating activities	(11,790)	(5,112)

Cash flows from investing activities:
Purchase of property and equipment	(608)	(499)
Net cash paid for acquisitions	—	(351)
Investments in Plain Vanilla Corp. and Dairy Free Games, Inc. (Note 6)	(7,000)	(250)
Purchase of intangible assets (including purchase of intangible assets from a related party of $2,500 and $0 as of March 31, 2016 and March 31, 2015, respectively)	(2,500)	—
Net cash used in investing activities	(10,108)	(1,100)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	1,129	1,601
Taxes paid related to net share settlement of equity awards	(577)	(318)
Excess tax benefit from stock awards	—	14
Proceeds from exercise of stock warrants and issuance of common stock	—	10
Net cash provided by financing activities	552	1,307

Effect of exchange rate changes on cash	87	(324)
Net increase/(decrease) in cash and cash equivalents	(21,259)	(5,229)
Cash and cash equivalents at beginning of period	180,542	70,912
Cash and cash equivalents at end of period	$159,283	$65,683

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2016 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2016 and 2015, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of March 31, 2016 has been derived from the unaudited condensed consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Variable Interest Entities

The Company has interests in other entities that are variable interest entities (“VIEs”). Determining whether to consolidate a VIE requires judgment in assessing (i) whether an entity is a VIE and (ii) if the Company is the entity’s primary beneficiary and thus required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s evaluation includes identification of significant activities and an assessment of its ability to direct those activities based on governance provisions and other applicable agreements and circumstances. The Company’s assessment of whether it is the primary beneficiary of its VIEs requires significant assumptions and judgment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable.

The Company derives its accounts receivable from revenue earned from customers or through Digital Storefronts located in the United States and other locations outside of the United States. The Company performs ongoing credit evaluations of its customers’ and the Digital Storefronts’ financial condition and requires no collateral from its customers or the Digital Storefronts. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews past due balances over a specified amount individually for collectability on a monthly basis. It reviews all other balances quarterly. The Company charges off accounts receivable balances against the allowance when it determines that the amount will not be recovered.

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Apple	51.3%	53.6%
Google	27.4%	27.3%

At March 31, 2016, Apple Inc. (“Apple”) accounted for 40.9%, Google Inc. (“Google”) accounted for 20.8%, and Jirbo Inc. (dba AdColony) (“AdColony”) accounted for 20.6% of the Company’s total accounts receivable. At December 31, 2015, Apple accounted for 31.4%, AdColony accounted for 26.2%, and Google accounted for 19.2% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-19 simplifies some aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. Early adoption is permitted. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, which amends the principal-versus agent implementation guidance in the new revenue standard (ASU 2014-09), and clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  The new guidance requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall - Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The updated standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company early adopted this guidance on a prospective basis as of December 31, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard has been effective for fiscal years, and interim periods within those fiscal years, since December 15, 2015. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. The standard amended the existing accounting standards for intangible assets and provides explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The pronouncement has been effective for reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis.  ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new standard has been effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure.

The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method with early adoption permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

Note 2 — Net Income/(Loss) Per Share

The Company computes basic net income/(loss) per share by dividing its net income or loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.  Diluted net income/(loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans (including stock options, restricted stock units (“RSUs”) and common stock issuable through the Company’s employee stock purchase plan), and warrants by application of the treasury stock method.

	Three Months Ended
	March 31,
	2016	2015
Net income/(loss)	$(8,550)	$1,124
Shares used to compute net income/(loss) per share:
Weighted average common shares outstanding	131,870	107,509
Weighted average common shares subject to restrictions	(2,699)	(3,640)
Weighted average shares used to compute basic net income/(loss) per share	129,171	103,869
Dilutive potential common shares	—	3,982
Weighted average shares used to compute diluted net income/(loss) per share	129,171	107,851

Basic net income/(loss) per share	$(0.07)	$0.01
Diluted net income/(loss) per share	$(0.07)	$0.01

The following weighted average options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, and RSUs have been excluded from the computation of net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2016	2015
Warrants to purchase common stock	4,267	2,439
Unvested common shares subject to restrictions	2,699	3,451
Options to purchase common stock	7,053	5,767
RSUs	7,002	3,573
	21,021	15,230

Note 3 — Fair Value Measurements

Fair Value Measurements

The Company accounts for fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).  Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The inputs to the valuation techniques used to measure fair value are classified into the following categories:

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

As of March 31, 2016, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	March 31, 2016
Financial Assets
Cash and cash equivalents	159,283	—	—	159,283
Restricted cash	1,498	—	—	1,498
Convertible promissory note investment in Plain Vanilla Corp.	—	—	2,900	2,900
Call option to acquire Plain Vanilla Corp. (1)	—	—	2,100	2,100
Total Financial Assets	160,781	—	5,000	165,781

(1)	These assets are carried on the consolidated balance sheet on a historical cost basis (see “Note 6 - Investments")

As of December 31, 2015, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	December 31, 2015
Financial Assets
Cash and cash equivalents	180,542	—	—	180,542
Restricted cash	1,498	—	—	1,498
Total Financial Assets	182,040	—	—	182,040

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

The Company engaged third party valuation experts to aid management in its analysis of the fair value of the promissory note issued to the Company, and the Company’s option to acquire all of the outstanding equity (“call option”) of, Plain Vanilla Corp (“Plain Vanilla”). See “Note 6 – Investments” below for further information on the promissory note and call option.

The fair value of the promissory note was estimated using a probability weighted assessment of the expected cash flows discounted to their present value.  The discount rate of 88.1% used in the analysis reflects the early stage nature of the entity and the overall gaming industry indices.  The assumptions used in the expected cash flows model are level 3 inputs as defined above. The fair value of the call option was estimated using the probability weighted Black-Scholes valuation model. The Black-Scholes valuation model requires inputs such as the expected term of the call option, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. The weighted average assumptions used by the company are level 3 inputs as defined above and are noted in the following table:

Three Months Ended
March 31,
2016

Dividend yield	—%
Risk-free interest rate	0.47%
Expected volatility	45.00%
Expected term (in years)	0.95

The following table presents the changes in fair value of the Plain Vanilla promissory note and the call option:

	Three months ended March 31, 2016
	Asset at the	Increase/	Asset at the
	beginning of	(decrease) in	end of
	the period (1)	fair value	the period
Convertible promissory note investment in Plain Vanilla Corp.	2,600	300	2,900
Call option to acquire Plain Vanilla Corp. (2)	2,400	(300)	2,100

(1)	As of the investment date of January 19, 2016 (see “Note 6 - Investments")
(2)	These assets are carried on the consolidated balance sheet on a historical cost basis (see “Note 6 - Investments")

Note 4 — Balance Sheet Components

Accounts Receivable

	March 31,	December 31,
	2016	2015
Accounts receivable	$17,461	$18,672
Less: Allowance for doubtful accounts	(716)	(716)
	$16,745	$17,956

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts.  The Company had no significant bad debts during the three ended March 31, 2016 and 2015.

Prepaid expenses and other

	March 31,	December 31,
	2016	2015
Deferred platform commission fees	7,953	7,675
Deferred royalties	3,065	2,668
Taxes receivable	739	759
Other	3,448	3,739
	$15,205	$14,841

Property and Equipment

	March 31,	December 31,
	2016	2015
Computer equipment	$6,423	$6,106
Furniture and fixtures	1,054	1,053
Software	7,605	7,408
Leasehold improvements	3,681	3,661
	18,763	18,228
Less: Accumulated depreciation and amortization	(13,481)	(12,781)
	$5,282	$5,447

Depreciation expense for the three months ended March 31, 2016 and 2015 was $656 and $706, respectively.

Other Long-Term Liabilities

	March 31,	December 31,
	2016	2015
Deferred rent	$605	$692
Uncertain tax position obligations	609	567
Other	183	326
	$1,397	$1,585

Note 5 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2016 and December 31, 2015 were as follows:

		March 31, 2016			December 31, 2015
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 yrs	$34,683	$(24,771)	$9,912	$34,750	$(22,954)	$11,796
Catalogs	1 yr	1,118	(1,118)	—	1,152	(1,152)	—
ProvisionX Technology	6 yrs	185	(185)	—	190	(190)	—
Carrier contract and related relationships	5 yrs	24,227	(20,876)	3,351	24,200	(20,597)	3,603
Licensed content	2.5 -5 yrs	7,878	(2,877)	5,001	7,866	(2,866)	5,000
Service provider license	9 yrs	457	(422)	35	454	(406)	48
Trademarks	7 yrs	5,217	(3,074)	2,143	5,217	(2,897)	2,320
		73,765	(53,323)	20,442	73,829	(51,062)	22,767
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,192	(1,192)	—	1,228	(1,228)	—
Non-compete agreements	4 yrs	5,374	(5,374)	—	5,391	(5,391)	—
		6,566	(6,566)	—	6,619	(6,619)	—
Total intangibles assets		$80,331	$(59,889)	$20,442	$80,448	$(57,681)	$22,767

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

During the three months ended March 31, 2016 and 2015, the Company recorded amortization expense in the amounts of $2,324 and $2,434 respectively, in cost of revenue. During the three months ended March 31, 2016 and 2015, the Company recorded amortization expense in the amounts of $0 and $127, respectively, in operating expenses.

As of March 31, 2016, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2016	$7,772
2017	8,076
2018	3,814
2019	780
2020 and thereafter	—
$20,442

Goodwill

Goodwill for the periods indicated was as follows:

	March 31, 2016	December 31, 2015
	Total	Total
Goodwill	$161,001	$161,075
Accumulated Impairment Losses	(73,111)	(73,111)
Balance as of January 1	87,890	87,964
Goodwill Acquired during the year	—	—
Effects of Foreign Currency Exchange	9	(74)
Balance as of period ended:	87,899	87,890
Goodwill	161,010	161,001
Accumulated Impairment Losses	(73,111)	(73,111)
Balance as of period ended	$87,899	$87,890

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

Note 6 — Investments

In January 2016, the Company announced an investment of up to $7,500 in promissory notes convertible into a minority equity stake in Plain Vanilla, of which $5,000 was paid in January 2016 and the remaining $2,500 is payable upon Plain Vanilla achieving certain operational milestones during the term of the note purchase agreement pursuant to which the promissory notes were issued. As part of the investment, the Company also received a call option to acquire all outstanding equity of Plain Vanilla for 15 months from the closing of the initial investment, unless earlier terminated by the Company, at a pre-agreed price.  Plain Vanilla is the Icelandic developer of the mobile game QuizUp, and is financed primarily through equity investments.

In January 2016, the Company acquired a minority equity stake and entered into a commercial agreement with Dairy Free Games, Inc. (“Dairy Free”). As part of the arrangement, the Company invested $2,000 in Dairy Free’s Series A preferred stock. The Company also agreed to provide up to $1,000 of recoupable and non-refundable development funding for a mobile game under development by Dairy Free. The development funding is payable in installments, including $350 of which was paid in January 2016 and the remaining $650 of which may become payable upon Dairy Free achieving certain milestones. Dairy Free is the developer of mobile video games and is financed primarily through equity investments.

Plain Vanilla and Dairy Free are VIEs; however, the Company has determined that it is not the primary beneficiary of these VIEs since the Company currently does not have the power to direct the activities of the VIEs that most significantly impact their economic performance. The Company made this determination based on the following factors: (i) the development stage of the VIEs' products; (ii) the Company's inability to exercise control or decision making power over the VIEs, based on the Company's ownership percentage and voting rights, as well as its lack of involvement in day-to-day operations and management decisions; and (iii) the fact that the call option to acquire Plain Vanilla is currently significantly out of the money.

The Company has not accounted for these investments under ASC 323, Investments – Equity Method and Joint Ventures, as the convertible promissory note issued by Plain Vanilla and the preferred stock of Dairy Free have risk and rewards characteristics that are not substantially similar to the common stock of these entities.

For Plain Vanilla, the Company has elected the fair value option to account for its investment in the promissory notes. The call option was recorded at cost. As of the investment date, the fair value of the promissory note and the call option was determined to be $2,600 and $2,400, respectively, and recorded in other long-term assets. As of March 31, 2016, the Company fair valued the promissory note at $2,900 and recorded a benefit of $300 in other income.

For Dairy Free, the preferred stock investment was recorded at cost. As of the investment date and as of March 31, 2016, the preferred stock investment was recorded at $2,000 in other long-term assets. The development funding will be recognized as research and development expense as the development activities are performed. For the three months ended March 31, 2016, the Company recognized $260 in research and development expense related to this arrangement.

The Company is not obligated to provide any explicit or implicit financial or other support to Plain Vanilla and Dairy Free other than what was contractually agreed to in the respective investment agreements. The Company has no exposure to loss beyond its investment in Plain Vanilla and Dairy Free.

Note 7 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through November 2020. Rent expense for the three months ended March 31, 2016 and 2015 was $1,241 and $1,002, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $714 and $749 at March 31, 2016 and December 31, 2015, respectively, of which $605 and $692 was included within other long-term liabilities at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Year Ending December 31,	Payments
2016	$3,730
2017	4,435
2018	2,719
2019	2,306
2020 and thereafter	1,398
$14,588

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various celebrities, Hollywood studios, athletes, sports organizations, and other well-known brands and properties to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to make minimum guaranteed royalty payments regardless of revenue generated by the applicable game, which may not be dependent on any deliverables. The significant majority of these minimum guaranteed royalty payments are recoupable against future royalty obligations that would otherwise become payable, or in certain circumstances, where not recoupable, are capitalized and amortized over the lesser of (i) the estimated life of the title incorporating licensed content or (ii) the term of the license agreement.

At March 31, 2016, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2016	$35,019	$800
2017	2,043	350
2018	23	—
	$37,085	$1,150

The amounts represented in the table above reflect our minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s Consolidated Financial Statements.

Future developer commitments as of March 31, 2016 were $1,150. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $36,669 of commitments to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Income Taxes

As of March 31, 2016, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” and “accounts payable” on the Company’s unaudited condensed consolidated balance sheets.  As of March 31, 2016, the settlement of $609 of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

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

Warrants to Purchase Common Stock

Celebrity Warrants

During 2015, the Company issued warrants to celebrity licensors, and entities affiliated with one of the celebrity licensors, to purchase up to an aggregate of 1,100 shares of the Company’s common stock, subject to adjustments for dividends, reorganizations and other common stock events (collectively, the “Celebrity Warrants”). With respect to Celebrity Warrants covering 1,000 shares, such warrants vest with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months, subject to full acceleration in the event of (i) the Company’s full recoupment of the minimum guarantee payments under the related license agreement, (ii) the termination of the license agreement due to the Company’s material breach of the agreement or (iii) a change of control of the Company. With respect to the remaining Celebrity Warrants covering 100 shares issued in 2015, such warrants vest in equal monthly installments over 60 months, with up to 25% of the shares subject to accelerated vesting in the event the celebrity licensor approves game design documentation by a certain date and the related game commercially launches by a certain date.

The fair value of the outstanding Celebrity Warrants is estimated using the Black-Scholes valuation model. The Black-Scholes valuation model requires inputs such as the expected term of the Celebrity Warrants, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. The Company will estimate and record the fair value of these Celebrity Warrants using a Black-Scholes valuation model when the above vesting conditions have been met.

Each of the Celebrity Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. As of March 31, 2016, Celebrity Warrants covering 1,600 shares of the Company’s common stock were outstanding.

With respect to the Celebrity Warrants covering the 100 shares issued in 2015, during the three months ended March 31, 2016 and 2015, the Company recorded a warrant compensation charge of $9 and $92, respectively, which was included within cost of revenue.

With respect to the Celebrity Warrants covering the 1,000 shares issued in 2015, the Company recorded a prepaid expense of $62 and recorded $310 under other long-term assets, in each case as of March 31, 2016. No amounts were recorded for such Celebrity Warrants as of March 31, 2015.

MGM Warrants

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that provided MGM the right to purchase up to 3,333 shares of the Company’s common stock subject to adjustments for dividends, reorganizations and other common stock events (the “MGM Warrant”). As of March 31, 2016, MGM Warrants covering  2,667 shares of the Company’s common stock were outstanding. These remaining shares vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. During each of the three months ended March 31, 2016, and 2015, none of these vesting conditions were met.

The Company estimated the fair value of the Celebrity Warrants using the Black-Scholes valuation model and the weighted average assumptions noted in the following table:

	Three Months Ended March 31,
	2016	2015

Dividend yield	—%	—%
Risk-free interest rate	1.53%	1.99%
Expected volatility	59.60%	61.10%
Expected term (in years)	5.62	5.42

Warrants outstanding at March 31, 2016 were as follows:

	Number	Weighted
	of Shares	Exercise
	Outstanding	Price	Average
	Under	per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2015	4,267	$3.61
Granted	-	-
Exercised	-	-
Warrants outstanding, March 31, 2016	4,267	3.61	5.50

       During the three months ended March 31, 2016 and 2015, warrant holders exercised warrants to purchase 0 and

 7 shares of the Company’s common stock, respectively, and the Company received gross proceeds of $0 and $10, respectively, in connection with these exercises. These exercised warrants were issued by the Company in 2010 in connection with a private placement transaction.

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

The Company may grant options under the 2007 Plan at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by its Board of Directors, provided, however, that (i) the exercise price of an incentive stock option (“ISO”) or non-qualified stock options (“NSO”) may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying shares of common stock on the grant date, and (ii) the exercise price of an ISO or NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the grant date. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination. The stock options granted to employees generally vest with respect to 25% of the underlying shares one year from the vesting commencement date and with respect to an additional 1/48th of the underlying shares per month thereafter. Stock options granted before October 25, 2007 and after June 4, 2015 have a contractual term of ten years and stock options granted on or after October 25, 2007 and before June 4, 2015 have a contractual term of six years.

As of March 31, 2016, 9,806 shares were available for future grants under the Second Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”). As of March 31, 2016, 1,618 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but effective November 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination. In December 2015, the Company’s Compensation Committee approved an increase in the number of authorized shares of common stock available for grant under the Inducement Plan by 1,000 shares in connection with grants made to Nick Earl upon his hiring as President of Global Studios.

As of March 31, 2016, 526 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Second Amended 2007 Plan and 2008 Equity Inducement Plan for the three months ended March 31, 2016 is as follows:

Shares
Available
Balances at December 31, 2015	9,684
Share-based awards granted (1)	(262)
Share-based awards canceled (2)	910
Balances at March 31, 2016	10,332

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

RSU Activity

A summary of the Company’s RSU activity for the three months ended March 31, 2016, is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2015	7,344	4.40
Granted	185	2.84
Vested	(476)	5.08
Forfeited	(334)	4.72
Awarded and unvested, March 31, 2016	6,719	$4.30

Restricted stock units vested and expected to vest, March 31, 2016	5,741	$4.30	$16,190

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2015	7,164	3.73	4.05	$389
Options granted	18	4.09
Options canceled	(278)	4.72
Options exercised	(57)	1.74
Balances at March 31, 2016	6,847	$3.71	3.78	$607

Options vested and expected to vest at March 31, 2016	6,593	$3.71	3.62	$606
Options exercisable at March 31, 2016	4,795	$3.69	2.56	$590

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $2.82 per share as of March 31, 2016 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $100 and $895 for the three months ended March 31, 2016 and 2015, respectively. The Company realized $0 of income tax benefit from stock option exercises during the three months ended March 31, 2016, and $0 income tax benefit from stock option exercises during the three months ended March 31, 2015. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

	Three Months Ended
	March 31,
	2016	2015
Dividend yield	—%	—%
Risk-free interest rate	1.20%	1.25%
Expected volatility	56.1%	56.3%
Expected term (years)	4.00	4.00

The Company based its expected volatility on its own historical volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from six to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2016 and 2015 was $4.09 and $4.38 per share, respectively.

The Company calculated employee stock-based compensation expense recognized for the three months ended March 31, 2016 and 2015 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2016	2015
Research and development	$1,194	$760
Sales and marketing	292	218
General and administrative	2,059	1,151
Total stock-based compensation expense	$3,545	$2,129

As of March 31, 2016, the Company had $24,344 of total unrecognized compensation expense related to RSUs, net of estimated forfeitures. As of March 31, 2016, the Company had $2,872 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 2.84 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 2.51 years.

Note 10 — Income Taxes

The Company recorded an income tax benefit of $166 and an income tax expense of $1,104 for the three months ended March 31, 2016 and 2015, respectively.  The change in income tax provision was due to changes in pre-tax income in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. As of March 31, 2016 and December 31, 2015, the total amount of unrecognized tax benefits was $9,714 and $9,218, respectively. As of March 31, 2016 and December 31, 2015, approximately $543 and $540, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of March 31, 2016, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $139 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded an expense of $17 and $20 related to interest on uncertain tax positions during the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and December 31, 2015, the Company had a liability of $395 and $375, respectively, related to interest and penalties for uncertain tax positions

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal tax returns are open by statute for tax years 1997 and forward and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2014 tax returns for the various entities in the United Kingdom is expected to be closed in 2016. The Company’s China income tax returns are open by statute for tax years 2010 and forward.

Note 11 — Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments.  It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is also the chief operating decision maker, makes decisions and manages the Company’s operations as one reporting unit, rather than as three separate regional territories, which used to be considered as three reporting units. In prior years, the Company’s Chief Executive Officer reviewed selected financial information on a geographic basis; however this information is included within one operating segment for purposes of allocating resources and evaluating financial performance.

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

	Three Months Ended
	March 31,
	2016	2015
United States	$39,625	$44,340
Americas, excluding the United States	2,337	3,866
EMEA	7,353	11,732
APAC	5,213	9,532
	$54,528	$69,470

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2016	2015
Americas	$4,827	$4,938
EMEA	367	408
APAC	88	101
	$5,282	$5,447

Note 12 — Restructuring

During 2015 and the first three months of  2016, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses Company-wide. During the year ended December 31, 2015, the Company recorded $1,075 of restructuring charges related to employee termination costs in the Company’s Beijing, China and Bellevue, Washington studios. During the three months ended March 31, 2016, the Company recorded $106 of restructuring charges related to employee termination costs in the Company’s Long Beach offices.

	Fiscal 2016 and 2015
	Restructuring	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Other	Total
Balance as of Jan 1, 2015	$—	$—	$—	$—
Charges to operations	1,044	—	31	1,075
Charges settled in cash	(733)	—	—	(733)
Balance as of December 31, 2015	$311	$—	$31	$342
Charges to operations	82	—	24	106
Charges settled in cash	(393)	—	(55)	(448)
Balance as of March 31, 2016	$—	$—	$—	$—

Note 13 — Related Party Transactions

The Company and an affiliate of one of the Company’s principal stockholders entered into an agreement in November 2015 pursuant to which, the Company agreed, subject to certain conditions, to pay in the aggregate, up to $15,000 in recoupable advanced royalties and non-recoupable license fees. As of March 31, 2016, the Company had paid an aggregate of $5,000 of such amount, and the remaining $10,000 is payable upon achievement of certain milestones.

Note 14 — Subsequent Events

In April 2016, the Company announced a cost reduction plan that includes a reduction in force of approximately 85 employees and the termination or restructuring of certain leases and other contracts in the Company’s China and U.S. offices.  In connection with these actions, the Company currently expects to record a restructuring charge of approximately $2,250 to $3,000. The Company currently estimates that approximately $1,500 of such charges will be related to employee severance and benefits and approximately $750 to $1,500 will be related to lease, contract termination and other costs. The Company expects to recognize the severance and benefits charges during the second quarter of 2016 and the lease, contract termination and other costs during the second quarter of 2016 through the first quarter of 2017.  The Company expects substantially all of the severance and benefit charges, and a majority of the lease, contract termination and other costs, to entail cash expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report and (2) the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2016. The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2016, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended March 31, 2016 was $54.5 million, a 21.5% decrease compared to the three months ended March 31, 2015, in which we reported revenue of $69.5 million. The decrease was primarily related to declining revenue on a year-over-year basis from catalog titles such as Kim Kardashian: Hollywood, Deer Hunter 2014 and Contract Killer: Sniper, and our inability to fully replace such declining revenue with revenue from new title launches, such as Katy Perry: Pop, James Bond: World of Espionage, and Deer Hunter 2016, which have failed to monetize and retain users at rates necessary to offset the declining catalog revenues. Revenue from micro-transactions

(in-app purchases) decreased by $14.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which was partially offset by a $413,000 increase from advertisements and offers.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 61.6% and 60.9% of our total revenue for the three months ended March 31, 2016 and 2015, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 51.3% and 53.6% of our total revenue for the three months ended March 31, 2016 and 2015, respectively with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 37.5% and 37.0% of our total revenue for the three months ended March 31, 2016 and 2015, respectively from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 27.4% and 27.3% of our total revenue for the three months ended March 31, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We are dedicated to extending our leadership positions in the action, celebrity, sports, and simulation gaming genres.  Our leadership in the action category remains strong with our Deer Hunter and Contract Killer franchises, and we hope to expand that leadership in 2016 with the launch of Frontline Commando Rivals, which is a title under development through our strategic partnership to bring Tencent’s highly successful action game in China, WeFire, to North America, Australia, New Zealand, EMEA and South America in 2016.  We established our leadership in the celebrity gaming genre with Kim Kardashian: Hollywood, and we extended that leadership with the launch of our Kendall and Kylie title in February 2016 and with announcements of games to be developed with several additional celebrities, including Taylor Swift, Britney Spears and Nicki Minaj. Our sports label is headlined by our Tap Sports Baseball and Racing Rivals franchises, which we hope to maintain as the top baseball and racing franchises, respectively, on mobile in 2016, including through our recent successful release of Tap Sports Baseball 2016.  The simulation category includes our Cooking Dash and Diner Dash franchises, and we look to bolster our position in this category in 2016 through our upcoming game featuring Gordon Ramsay and eventually through an invest-express resource management title in development out of our Portland, Oregon studio.

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

However, for us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must first ensure that each game we develop is built with strong core gameplay and a core monetization loop that incentivizes players to make in-app purchases. In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, player-versus-player gameplay and live events and build and nurture social media communities around our franchises both in-game and holistically via community features such as dedicated social channels.  We have also made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about players of each of our franchises.  We aim to connect our analytics and monetization infrastructure to every element of our business – from marketing to merchandising– in order to improve player retention and monetization.

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding additional social features, tournaments and events or otherwise.  Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with celebrities, social influencers, organizations and brands that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses require that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games.  Our business developments and strategy position us to take advantage of these trends, as evidenced by the longevity of our Kim Kardashian: Hollywood and Racing Rivals titles and the continued strength of our Cooking Dash 2016 title.  We plan to focus on regularly updating and otherwise supporting our most successful games in our efforts to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles.

Our net loss in the three months ended March 31, 2016 was $8.6 million versus net income of $1.1 million in the three months ended March 31, 2015. This decrease in our net income was primarily due to a decrease in revenue of $14.9 million, and an increase in operating expenses of $2.8 million. These unfavorable factors were partially offset by a decrease in cost of revenue of $6.1 million.  See “—Results of Operations—Comparison of the Three Months Ended March 31, 2016 and 2015” below for further details.  Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Russian Ruble, and Indian Rupee), and our customers’ reporting currencies, which fluctuated significantly in 2015 and the first three months of 2016.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We have conducted several restructurings over the past six months, reducing our total headcount by approximately 100 positions.  We expect these restructurings to reduce our operating expenses, however, our royalty payments and sales and marketing expenses may continue to rise as we release a greater number of applications featuring third-party licensed intellectual property and as we support our new title launches with advertising and other user acquisition efforts to drive downloads.

Cash and cash equivalents at March 31, 2016 totaled $159.3 million, a decrease of $21.3 million from the $180.5 million balance at December 31, 2015. This decrease was primarily related to $11.8 million of cash used in operations, including a $5.2 million increase in prepaid royalties associated with minimum guaranteed royalty payments made to our licensors. Additionally, $10.1 million of cash was used in investing activities related to our investments in Plain Vanilla Corp. (“Plain Vanilla”) and Dairy Free Games, Inc. (“Dairy Free”), purchases of intangible assets, and purchases of property and equipment. This decrease was partially offset by $552,000 of cash provided by financing activities related to option exercises and purchases under our employee stock purchase plan.

Key Operating Metrics

We manage our business by tracking various non-financial operating metrics that give us insight into user behavior in our games. The three metrics that we use most frequently are Daily Active Users (“DAU”), Monthly Active Users (“MAU”), and Average Revenue Per Daily Active User (“ARPDAU”).  Our methodology for calculating DAU, MAU, and ARPDAU may differ from the methodology used by other companies to calculate similar metrics.

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

In addition, we also analyze social followers when determining which celebrities we might wish to partner with in developing games. Our social follower’s metric represents the aggregate number of individuals who follow our celebrity licensors on social media platforms (as reported by such platforms).  We calculate the aggregate number of social followers of a particular celebrity by adding the total followers of such celebrity on Facebook, Twitter, Instagram, and Vevo. There is fan overlap among these social channels and among our various celebrity licensors and such aggregate numbers have not been deduplicated.  We use the number of social followers as a measure of the potential reach and engagement a particular celebrity may have with players of our games.

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

Beginning in the first quarter of 2014, we have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 9), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.  The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended March 31, 2016 is aggregate daily DAU for the month of March 2016 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended March 31,
	2016	2015
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	4,935	5,986
Aggregate MAU	42,391	54,605
Aggregate ARPDAU	$0.12	$0.13

The decrease in aggregate DAU and MAU for the three months ended March 31, 2016 as compared to the same period of the prior year was primarily related to fewer downloads of our new title launches in the first quarter of 2016 as compared to the first quarter of 2015 and lower retention of users for existing titles, particularly for our Kim Kardashian: Hollywood,  Racing Rivals and Deer Hunter 2014 titles.

 Our aggregate ARPDAU decreased slightly for the three months ended March 31, 2016 as compared to the same period of the prior year, due to lower monetization on certain titles. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Plain Vanilla Corp. Investment

In January 2016, we announced an investment of up to $7.5 million in promissory notes convertible into a minority equity stake in Plain Vanilla of which $5.0 million was paid in January 2016 and the remaining $2.5 million is payable upon Plain Vanilla achieving certain operational milestones during the term of the note purchase agreement pursuant to which the promissory notes were issued. As part of the investment, we also received a call option to acquire all outstanding equity of Plain Vanilla for 15 months from the closing of the initial investment, unless earlier terminated by the Company, at a pre-agreed price.  Plain Vanilla is the Icelandic developer of the mobile game QuizUp.

Critical Accounting Policies and Estimates

Due to our investments in Plain Vanilla and Dairy Free in January 2016, we added a significant accounting policy relating to variable interest entities in the first quarter of 2016. See “Note 1 - The Company, Basis of Presentation and Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements in this report. There were no other significant changes in our Critical Accounting Policies and Estimates during the three months ended March 31, 2016 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016.

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

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended
	March 31,
	2016	2015
Revenue by Type	(In thousands)
Micro-Transactions	$44,516	$59,308
Advertisements	2,733	2,570
Offers	7,032	6,782
Other	247	810
Total revenue	$54,528	$69,470

Our revenue decreased $14.9 million, or 21.5%, from $69.5 million for the three months ended March 31, 2015 to $54.5 million for the three months ended March 31, 2016, which was primarily related to a $14.8 million decrease in our revenue from micro-transactions (in-app purchases). This decrease was partially offset by a $413,000 increase in our revenue from advertisements and offers. These decreases were primarily related to an $11.6 million year-over-year decline in revenue from our Kim Kardashian: Hollywood game, as well as year-over-year declines in revenue from our Deer Hunter 2014 and Contract Killer: Sniper games of $7.0 million and $5.5 million, respectively. These decreases were partially offset by increased revenue from new title launches such as the release of our Kendall and Kylie title in February 2016, and the continued success of our Cooking Dash 2016 title.

 We generate revenue from micro-transactions, advertisements and offers, and we sometimes change the focus of our monetization efforts among methods within a given game over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenue for us than advertisements. We rely on a very small portion of our total users for nearly all of our revenue derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for certain of our games during specific, relatively short time periods, such as immediately following a worldwide launch or the week following content updates, marketing campaigns or certain other events. Our revenue does not include approximately $30.8 million of revenue as of March 31, 2016 relating primarily to micro-transactions and offers that have been deferred over the weighted average useful lives of paying users.

In the first three months of 2016, Kim Kardashian: Hollywood, Cooking Dash 2016, Racing Rivals, and Deer Hunter 2016, were our top four revenue-generating games and comprised 24.0%, 15.9%, 13.6%, and 11.6%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the quarter. In the first three months of 2015, Kim Kardashian: Hollywood, Racing Rivals, Deer Hunter 2014, and Contract Killer: Sniper

were our top four revenue-generating games and comprised 35.5%, 17.5%, 13.7% and 10.7%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated by end-user purchases made outside of the United States) decreased by $10.2 million, from $25.1 million in the three months ended March 31, 2015 to $14.9 million in the three months ended March 31, 2016. This was primarily related to a $4.4 million decrease in our EMEA revenue, a $4.4 million decrease in our APAC revenue and a $1.5 million decrease in our Americas (excluding the United States) revenue.

Cost of Revenue

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$20,363	$26,310
Amortization of intangible assets	2,324	2,434
Total cost of revenue	$22,687	$28,744
Revenue	$54,528	$69,470
Gross margin	58.4%	58.6%

Our cost of revenue decreased $6.1 million, or 21.1%, from $28.7 million in the three months ended March 31, 2015 to $22.7 million in the three months ended March 31, 2016. This decrease was primarily due to a $4.5 million decrease in platform commission fees due to a lower volume of revenue transactions through the digital storefronts, and a $2.0 million decrease in royalties associated with a decrease in royalty-burdened revenue, primarily related to lower revenue from our Kim Kardashian: Hollywood title. Revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 41.5% in the three months ended March 31, 2015 to 46.6% in the three months ended March 31, 2016. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 17.5% in the three months ended March 31, 2015 to 17.7% in the three months ended March 31, 2016, due to a larger portion of our royalty payments attributable to games based on or significantly incorporating third-party licensed content which are burdened by higher royalty rates.  Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 10.2% in the three months ended March 31, 2015 to 9.5% in the three months ended March 31, 2016.  We expect our cost of revenue to rise in 2016 as royalty payments increase due to a greater percentage of titles released featuring third-party licensed brands, properties and content as opposed to titles solely utilizing our original intellectual property.

Research and Development Expenses

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Research and development expenses	$20,312	$18,243
Percentage of revenue	37.3%	26.3%

Our research and development expenses increased $2.1 million or 11.3%, from $18.2 million in the three months ended March 31, 2015 to $20.3 million in the three months ended March 31, 2016. The increase in research and development costs was primarily due to a $1.7 million increase in salaries and benefits as our research and development headcount increased from 561 employees at March 31, 2015 to 583 employees at March 31, 2016, $691,000 increase in outside services primarily related to external development, a $434,000 increase in stock compensation, and a $309,000 increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a $1.2 million decrease in variable compensation resulting from lower attainment of employee and executive bonus targets. As a percentage of revenue, research and development expenses increased from 26.3% in the three months ended March 31, 2015 to 37.3% in the three months ended March 31, 2016.  We expect our research and development expenses to decline due primarily to reductions in personnel costs following the restructurings we implemented during the fourth quarter of 2015 and the first half of 2016.

Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Sales and marketing expenses	$12,624	$12,438
Percentage of revenue	23.2%	17.9%

Our sales and marketing expenses increased approximately $186,000, or 1.5%, from $12.4 million in the three months ended March 31, 2015 to $12.6 million in the three months ended March 31, 2016. The increase was primarily due to a $532,000 increase in marketing promotions associated with our free-to-play games, a $213,000 increase in professional fees including outsourced customer support, and a $92,000 increase in software licenses. These increases were partially offset by a $381,000 decrease in variable compensation resulting from lower attainment of employee and executive bonus targets in 2016, as well as an $116,000 decrease in allocated charges for facilities and depreciation. As a percentage of revenue, sales and marketing expenses increased from 17.9% in the three months ended March 31, 2015 to 23.2% in the three months ended March 31, 2016. We expect our sales and marketing expenditures to continue to increase in 2016 in absolute dollars in connection with the sales and marketing initiatives we intend to undertake related to our existing games and new games we expect to release during the remainder of 2016.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
General and administrative expenses	$7,984	$7,406
Percentage of revenue	14.6%	10.7%

Our general and administrative expenses increased $578,000, or 7.8%, from $7.4 million in the three months ended March 31, 2015 to $8.0 million in the three months ended March 31, 2016. The increase in general and administrative expenses was primarily due to a $908,000 increase in stock based compensation, a $192,000 increase in salaries and benefits, as headcount increased from 77 employees at March 31, 2015 to 96 employees at March 31, 2016, a $633,000 increase in allocated charges for facilities and depreciation and a $491,000 increase in professional, accounting, and consulting fees.  These increases were partially offset by a $1.1 million decrease in variable compensation resulting from lower attainment of employee and executive bonus targets.  As a percentage of revenue, general and administrative expenses increased from 10.7% in the three months ended March 31, 2015 to 14.6% in the three months ended March 31, 2016.  We expect our general and administrative expenditures to decline for the remainder of 2016 due primarily to the restructurings we implemented in the fourth quarter of 2015 and first half of 2016.

Other Operating Expenses

We incurred a restructuring charge of $106,000 in the three months ended March 31, 2016, primarily due to costs associated with reductions in headcount in certain of our U.S. offices in the first quarter of 2016.  We did not incur any restructuring charges in the three months ended March 31, 2015.  We expect our restructuring costs to continue to rise in the second quarter of 2016 in connection with our additional restructuring activities.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, increased from a net expense of $284,000 in the three months ended March 31, 2015 to income of $469,000 in the three months ended March 31, 2016. This increase was primarily attributable to a $300,000 increase related to the change in fair value of our investment in a promissory note issued by

Plain Vanilla, as compared to the same period from the prior year, as well as an increase due to foreign currency gains related to the revaluation of certain assets and liabilities including accounts payable and accounts receivable caused by the fluctuation in foreign exchange rates against the U.S. Dollar.

Income Tax Benefit/ (Expense)

Our income tax benefit/ (expense) changed from a $1.1 million tax expense in the three months ended March 31, 2015 to a tax benefit of $166,000 in the three months ended March 31, 2016. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At March 31, 2016, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $139,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	(11,790)	(5,112)
Cash flows used in investing activities	(10,108)	(1,110)
Cash flows provided by financing activities	552	1,307

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of March 31, 2016, we had an accumulated deficit of $259.8 million.

Operating Activities

In the three months ended March 31, 2016, net cash used in operating activities was $11.8 million versus $5.1 million of net cash used in operating activities for the three months ended March 31, 2015, which was primarily due to an $8.6 million net loss, a $5.2 million increase in prepaid royalties, a $2.6 million decrease in accrued compensation, and a $1.1 million decrease in accrued royalties. These amounts were partially offset by a  $1.1 million decrease in accounts receivable and adjustments for non-cash items, including stock-based compensation expense of $3.5 million, amortization of intangible assets of $2.3 million, and depreciation expense of $656,000.

In the three months ended March 31, 2015, net cash used in operating activities was $5.1 million, which was primarily due to a $9.6 million increase in prepaid royalties, a $6.7 million decrease in deferred revenue, a $2.6 million decrease in accrued compensation, and a $2.6 million decrease in accrued royalties.  These amounts were partially offset by a $7.6 million decrease in accounts receivable, a $2.0 million decrease in prepaid expenses and other current assets, and adjustments for non-cash items, including amortization of intangible assets of $2.6 million, stock-based compensation expense of $2.1 million, depreciation expense of $706,000, and a non-cash foreign currency translation loss of $290,000.

Investing Activities

In the three months ended March 31, 2016, we used $10.1 million of cash for investing activities primarily related to investments in Plain Vanilla and Dairy Free of $7.0 million in the aggregate, purchases of intangible assets of $2.5 million, and property and equipment purchases of $608,000.

In the three months ended March 31, 2015, we used $1.1 million of cash for investing activities primarily related to property and equipment purchases of $499,000, acquisition consideration paid to former Cie Games stockholders of $351,000, and other investments of $250,000.

Financing Activities

In the three months ended March 31, 2016, net cash provided by financing activities was $552,000 due primarily to $1.1 million related to option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $577,000 of taxes paid related to net share settlement of RSUs that vested during the first quarter of 2016.

In the three months ended March 31, 2015, net cash provided by financing activities was $1.3 million due to option and warrant exercises and purchases under our employee stock purchase plan.  These cash inflows were partially offset by taxes paid related to net share settlement of RSUs that vested during the first quarter of 2015.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $159.3 million as of March 31, 2016.  Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $6.2 million as of March 31, 2016, most of which were held by our United Kingdom, Chinese, and Russian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

As discussed in “Significant Transactions” above, on April 29, 2015, we received aggregate net proceeds of $125.2 million, after offering expenses, in connection with the purchase by Red River of 21,000,000 shares of our common stock.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash flows from operations.  We believe our cash and cash equivalents and cash inflows will be sufficient to meet our anticipated cash needs for at least the next 12 months; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations, use of cash to repurchase our common stock pursuant to the $50.0 million stock repurchase program approved by our board of directors in January 2016, potential use of cash to exercise, at our election, our call option to acquire the outstanding equity of Plain Vanilla for a pre-arranged price, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund minimum guaranteed royalty payments during the remainder of 2016 as milestone payments become due on applications we publish and/or develop that incorporate third party licensed property.  If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments, which would negatively impact our operating results.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of March 31, 2016:

	Payments Due by Period
	Total	2016 (remaining nine months)	2017-2018	2019-2020	Thereafter
	(In thousands)
Operating lease obligations	$14,588	$3,730	$7,154	$3,704	$—
Guaranteed royalties (1)	37,085	35,019	2,066	—	—
Developer Commitments (2)	1,150	800	350	—	—
Total contractual obligations	$52,823	$39,549	$9,570	$3,704	$—

(1)

We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games and other software applications for mobile devices.  These agreements typically require us to make non-refundable, but recoupable payments of minimum guaranteed royalties or license fees as up-front payments or over the term of the agreement.

(2)

From time to time we enter into contracts with various external software developers to design and develop games and other software applications. We advance funds to these third-party developers, typically payable in installments upon the completion of specified development milestones.

(3)	We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At March 31, 2016, we had $939,000 of gross unrecognized tax benefits, of which $609,000 was included in "Other long-term Liabilities" and $330,000 was included in "Accounts Payable" in the consolidated balance sheet.

Fair Value Measurements

For Plain Vanilla, we have elected the fair value option to account for our investment in the promissory note. The call option was recorded at cost. As of the investment date, the fair value of the promissory note and the call option was determined to be $2.6 million and $2.4 million, respectively and recorded in other long term assets. As of March 31, 2016, we fair valued the promissory note at $2.9 million and recorded a benefit of $300,000 in other income.

As of March 31, 2016, our financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	March 31, 2016
Financial Assets
Cash and cash equivalents	159,283	—	—	159,283
Restricted cash	1,498	—	—	1,498
Convertible promissory note investment in Plain Vanilla Corp.	—	—	2,900	2,900
Call option to acquire Plain Vanilla Corp. (1)	—	—	2,100	2,100
Total Financial Assets	160,781	—	5,000	165,781

(2)	These assets are carried on the consolidated balance sheet on a historical cost basis (see “Note 6 - Investments")

As of December 31, 2015, our financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	December 31, 2015
Financial Assets
Cash and cash equivalents	180,542	—	—	180,542
Restricted cash	1,498	—	—	1,498
Total Financial Assets	182,040	—	—	182,040

Our cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In addition, our restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash.

We engaged third party valuation experts to aid us in our analysis of the fair value of the promissory note issued to us by, and the call option for, Plain Vanilla.

The fair value of the promissory note was estimated using a probability weighted assessment of the expected cash flows discounted to their present value.  The discount rate of 88.1% used in the analysis reflects the early stage nature of the entity and the overall gaming industry indices.  The assumptions used in the expected cash flows model are level 3 inputs as defined above. The fair value of the call option was estimated using the probability weighted Black-Scholes valuation model. The Black- Scholes valuation model requires inputs such as the expected term of the call option, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. The weighted average assumptions used by the company are level 3 inputs as defined above and are noted in the following table:

Three Months Ended
March 31,
2016

Dividend yield	—%
Risk-free interest rate	0.47%
Expected volatility	45%
Expected term (in years)	0.95

The following table presents the changes in fair value of the Plain Vanilla promissory note and the call option (in thousands):

	Three months ended March 31, 2016
	Asset at the	Increase/	Asset at the
	beginning of	(decrease) in	end of
	the period (1)	fair value	the period
Convertible promissory note investment in Plain Vanilla Corp.	2,600	300	2,900
Call option to acquire Plain Vanilla Corp. (2)	2,400	(300)	2,100

(1)	As of the investment date of January 19, 2016 - (see “Note 6 - Investments")
(2)	These assets are carried on the consolidated balance sheet on a historical cost basis (see “Note 6 - Investments")

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Our market risk profile has not changed significantly during the three months ended March 31, 2016.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2016, we had no short-term investments and substantially all $159.3 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of March 31, 2016 and December 31, 2015, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Canada, China, Hong Kong, India, Russia, Japan, and Korea, and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At March 31, 2016, Apple Inc. accounted for 40.9%, Google Inc. accounted for 20.8%, and Jirbo Inc. (dba AdColony) accounted for 20.6% of our total accounts receivable.  At December 31, 2015, Apple accounted for 55.0% and Google accounted for 15.2% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2015 and the first three months of 2016, some of these currencies fluctuated significantly. Our revenue are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Euro, and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar (“USD”) could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception, including a net loss of $7.2 million in 2015 and a net loss of $8.6 million for the first quarter of 2016.  As of March 31, 2016, we had an accumulated deficit of $259.8 million.  While we have conducted several restructurings over the past six months aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, including developing new games with greater complexity, higher production values and deeper social features, running live operations on our games, and taking other steps to strengthen our company.  We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise (particularly since advertising costs in our industry have generally been rising and downloads of our games are decreasing as users spend more time on alternative software applications, such as social media and messaging applications), and we may continue to increase the amount we pay for licenses to third party intellectual property (particularly with regards to celebrity licensors), including incurring significant minimum guaranteed royalty payments.  If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, such is the case with our launch of Frontline Commando Rivals,  a title under development through our strategic partnership with Tencent, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses.  For example, we expect to incur restructuring charges in the second quarter of 2016 following our headcount reductions initiated in April 2016.  Given the declines in overall downloads of mobile gaming applications as compared to non-gaming applications, and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 and Eternity Warriors 4, have downloaded at significantly lower rates as compared to predecessor versions.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of a product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Historically, we have focused on developing and publishing shooters and other action games primarily directed at male audiences. While our Kim Kardashian: Hollywood,  Kendall and Kylie, and Cooking Dash 2016 titles have been commercially successful, our Katy Perry Pop game was not and meeting consumer expectations could prove more challenging for us in the future as we release a greater number of games that are primarily targeted toward female audiences (such as our other games under development in the celebrity and resource management genres).  Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games.  It is difficult to predict when and how quickly one of our games will decline.  As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity, and have the potential to become franchise games, and if, as we anticipate, we launch fewer titles in 2016 than in prior years, we may be less likely to launch a game that achieves significant commercial success.  If rates of decline are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games, such as Frontline Commando Rivals, that we expect to offset these declines, or the new games we launch fail to download and/or monetize as we anticipate, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall and Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

•

even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games, such as has been the case with our Kendall and Kylie title, which may occur for a variety of reasons, including poor game design or quality, lack of GaaS features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;

•

future celebrity and other licensed property games that we release may fail to resonate with consumers, may cannibalize revenue from our existing games, and may cost more to build than other titles due to the minimum guaranteed royalty payments to our celebrity licensors and due to the need to differentiate gameplay among titles featuring celebrities.  It is unclear whether future celebrity-based games have the potential to generate revenue at levels similar to our Kim Kardashian: Hollywood title or whether these games can be successful at all, including that the number of social media followers for a particular celebrity may have limited impact on the financial success of a title (as occurred with our Katy Perry Pop title) or the number of initial downloads may not result in significant financial success on a sustained basis (as occurred with our Kendall and Kylie title);

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
•

the Federal Trade Commission (the “FTC”) has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached a settlement with Apple in January 2014 and with Google in September 2014 on this issue, and in April 2016, a federal court granted summary judgment in favor of the FTC finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors), and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

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

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 61.6% of our total revenue for the three months ended March 31, 2016 compared with 60.9% of our total revenue for the three months ended March 31, 2015.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 51.3% and 53.6% of our total revenue for the three months ended March 31, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 37.5% and 37.0% of our total revenue for the three months ended March 31, 2016 and 2015, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 27.4% and 27.3% of our total revenue for the three months ended March 31, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms.  In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

 We also rely on the continued functioning of the Apple App Store and the Google Play Store.  In the past these digital storefronts have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality.  For example, on March 11, 2015, the Apple App Store experienced an approximately 12-hour global outage, which resulted in players and potential players of our games being unable to both download our games and make in-app purchases within our games during such outage.  If such events recur on a prolonged basis or other similar issues arise that impact our ability to generate revenue from these storefronts, it would have a material adverse effect on our revenue and operating results.  In addition, if these storefront operators fail to provide high levels of service, our players’ ability to access our games may be interrupted or players may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand.

The operators of digital storefronts on which we publish our free-to-play games and the advertising channels through which we acquire some of our players in many cases have the unilateral ability to change and interpret the terms of our and others’ contracts with them.

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer.  These offers accounted for approximately one-third of our smartphone revenue during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenue thereafter.  In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which negatively impacted our ability to generate revenue through incented offers.  Apple has implemented restrictions related to games that include guns, including changing its game rating methodology, which has resulted in all of our games that include gun violence receiving a 17+ rating, and prohibiting some depictions of guns in game icons and other storefront art; these restrictions, could potentially negatively impact the number of people playing these “shooter” games and the revenue we generate from these games.  During the second quarter of 2014, there were reports that Apple was considering prohibiting some types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenue, and any prohibition of these advertisements would have had a negative impact on our revenue.  In the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support.  We did not previously build our games to include 64-bit support nor did the Unity development engine that we utilize to create many of our games support 64-bit development; however, we worked with Unity to ensure that we met Apple’s requirement.  Building our games to support 64-bit development has increased the file sizes of our games making it more difficult for players to download our games and potentially negatively impacting the number of downloads and active users of our titles, particularly for those games where we are unable to keep file sizes below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks). In addition, we believe that Apple may have made changes to its algorithms that determine the App Store’s Top Free application rankings, as games currently have a more difficult time achieving and maintaining Top Free rankings than has historically been the case.  The Top Free rankings are one of the primary means for consumers to discover our games, and to the extent that algorithm changes have occurred that make it more difficult for mobile games to reach and maintain Top Free spots, it would contribute to fewer installs of our games.  If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We compete with a continually increasing number of companies, including Activision (particularly through its acquisition of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Nexon, Warner Brothers, and Zynga and many well-funded private companies, including Kabam, Machine Zone, Pocket Gems, Rovio, SGN Games, Storm 8/Team Lava, and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music applications, such as Pandora, Spotify and Tidal, and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 2.2 million applications, including more than 525,000 active games, were available on Apple’s U.S. App Store as of March 31, 2016.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in the three months ended March 31, 2016, we impaired $43,000 related to contractual minimum guarantee commitments and other prepaid royalties, and we may be required to take significantly larger impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful;

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand.  Our games may contain violence or other content that some consumers may find objectionable.  For example, Apple has assigned each of our shooter games a 17-and-older rating due to its violence.  In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer:  Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless.  In addition, our employees or employees of outside developers could include hidden features in one our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material.  If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects or have playability issues, we may receive negative user reviews and our brand may be damaged.  For example, our Kendall and Kylie title has experienced bugs and other playability issues, particularly for those users who have been playing on certain Android devices, which may have harmed monetization of the game. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenue in recent fiscal periods.  If these games do not succeed or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time.  Our top four titles for the three months ended March 31, 2016, (Kim Kardashian: Hollywood,  Cooking Dash 2016, Racing Rivals, and Deer Hunter 2016) generated approximately 65.1% of our revenue during the period, while our top four titles for three months ended March 31, 2015 (Kim Kardashian: Hollywood,  Racing Rivals,  Deer Hunter 2014, and Contract Killer: Sniper), generated approximately 77.4% of our revenue during the period; no other game generated more than 10% of our revenue during the respective periods. In particular, Kim Kardashian: Hollywood, which was launched in June 2014, remains our largest revenue generating title, having generated 24.0% and 35.5% of our revenue for the three months ended March 31, 2016 and 2015, respectively.  However, we expect revenue from each of our top four titles from the three months ended March 31, 2016 to decline in the remainder of 2016.  In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, the Katy Perry Pop title we launched in the fourth quarter of 2015 failed to generate meaningful revenue, and revenue from our Kendall and Kylie title declined significantly from its peak level following global launch.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several recent games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our game franchises would lead to revenue declines.

We expect a significant percentage of our product launches for the foreseeable future to be in the celebrity genre, including three titles in 2016 featuring female musicians.  If these games do not succeed, our operating results and financial condition could be harmed and investors may question the viability of our celebrity product strategy.

We intend to launch within the next nine months, games featuring Britney Spears, Gordon Ramsay, Nicki Minaj and Taylor Swift, and have entered into agreements with additional celebrities to create games that we expect to launch by the end of 2017.  Games featuring celebrities will account for a significant percentage of our overall title releases in 2016, and will also account for a significant portion of our forecasted revenue.  We face a number of risks in our ability to successfully develop and monetize games featuring celebrities.  For example, although Kim Kardashian: Hollywood has been by far the most successful mobile game featuring a celebrity and our Kendall and Kylie game achieved initial success following its worldwide launch in February 2016, we and other game developers have failed to achieve success with games featuring other celebrities, including our Katy Perry Pop title.  Further, we have been unable to sustain the initial success experienced with our Kendall and Kylie game.  Accordingly, it is possible that there is something unique about Kim Kardashian West, the nature of her celebrity and the demographics and purchasing power of her fan base that has led to the continued and sustained success of Kim Kardashian: Hollywood that will not be replicable in games featuring other celebrities, particularly musicians.  We plan to release three new games in 2016 featuring female musicians – Britney Spears, Nicki Minaj and Taylor Swift – and it is possible that games featuring these celebrities will not be commercially successful in the same manner as our only prior game featuring a female musician, Katy Perry Pop.  In addition, some of the celebrities with whom we have partnered may have similar fan bases, and any actual overlap in the audiences for our different celebrity games could result in market saturation or cannibalization of revenue of our own games.  We must also differentiate our various celebrity games in order to ensure our games remain fresh and engaging and to satisfy our celebrity partners.  However, differentiating the game engines for our various celebrity titles could lead to increased development costs and potential product launch delays and may result in games that do not monetize as well as Kim Kardashian: Hollywood.  If our new celebrity games are not successful, our business and operating results would suffer and investors may question the viability of our celebrity product strategy.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, unexpected technical problems, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day.  In addition, Amazon effected a large scale maintenance reboot of a portion of its systems during September 2014 to remedy a security flaw, and in September 2015, there was an outage of AWS Dynamo DB that affected our Deer Hunter 2016 game.  While none of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and in November 2014, March 2015 and April 2015, we experienced similar outages with respect to our Racing Rivals game.  In addition, at launch in September 2015, our Eternity Warriors 4 title experienced intermittent server issues that left the game temporarily inoperable.  More recently, we have experienced technical issues with our Kendall and Kylie title that have caused users to lose their game play data, including accumulated virtual currency and achieved levels.  If users are unable to access and play our games for any period of time, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may receive negative publicity and game ratings, we may lose players of our games, we may be required to issue refunds, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could require us to incur substantial repair costs, distract management from operating our business and result in a loss of revenue.

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

We derive the majority of our revenue from the sale of virtual goods within our games for smartphones and tablets that run Apple’s iOS or Google’s Android operating system.  Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store.  For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 1,000 Android-based devices that are commercially available, many of which have different technical requirements.  Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, with more than one billion Android based devices sold worldwide in 2014, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area.  These additional costs could harm our business, operating results and financial condition.  In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins.  If we fail to maintain or enhance our porting capabilities, our revenue and financial results could suffer. For example, the technical issues we have experienced with our Kendall and Kylie title appear to be more pronounced on certain Android devices, and this may have harmed the revenue we are able to generate from users on Android devices.

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

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future.  Because we do not own this engine, we do not control its operation or maintenance nor do we control how the engine is updated or upgraded.  As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity.  In addition, to the extent that we require any functionality that is not offered by Unity, as was the case when Apple initially announced its 64-bit requirement, we are dependent on Unity to update or upgrade its engine to offer such functionality.  Furthermore, although Unity cannot terminate our agreement absent an uncured material breach of the agreement by us, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity or a bankruptcy event.  If we experience any prolonged issues with the operation of the Unity game development engine, if the Unity game development engine does not offer the functionality we require or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline.  For example, in the first quarter of 2016, we were unable to implement a significant update to our Racing Rivals title due to programming bugs in the Unity game development engine, which update we believe could have helped to increase revenue for that title during the quarter.  Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 41.5% in 2015 and was 46.6% in the first three months of 2016, largely due to the success of Kim Kardashian: Hollywood and, to a lesser extent, Kendall and Kylie,  Racing Rivals, Robocop:  The Official Game, and the Tap Sports Baseball franchise. We expect our revenue derived from games based on or substantially incorporating third-party intellectual property to increase further in 2016, as we expect to continue to derive significant revenue from Kim Kardashian: Hollywood, Kendall and Kylie, Racing Rivals and Tap Sports Baseball 2016, and as all of the titles we plan to release in the remainder of 2016 will feature or otherwise leverage celebrities or other third-party licensed brands, properties or other content.  Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new celebrities on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with recently announced partnerships and other potential partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and expect to continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur increased levels of impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in the three months ended March 31, 2016, we impaired $43,000, related to contractual minimum guarantee and other payments primarily related to impairment of minimum guaranteed royalty payments and warrants issued in connection with our James Bond: World of Espionage title.  In 2016, we expect that all of the games we release will be based on or otherwise incorporate celebrities and other third-party licensed brands, properties and other content as opposed to our original intellectual property games where we do not incur licensing fees and expenses.  As a result, we may be required to take significantly larger impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

We publish games developed by third parties, which exposes us to a number of potential operational and legal risks.

Publishing games developed by third parties exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guaranteed royalties in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  For example, we agreed to pay a significant license fee and minimum guaranteed royalty payment to an affiliate of Tencent Holdings Limited, or Tencent, to license and publish Tencent’s WeFire game in the United States and international markets outside of Asia under the title Frontline Commando Rivals.  Third-party games that we license and publish may not be commercially successful, particularly if they fail to appeal to Western audiences.  We and other mobile gaming companies have failed in the past to achieve commercial success in bringing successful games developed and launched in Asia to Western markets, and we may similarly fail to achieve commercial success with respect to our efforts relating to publishing Frontline Commando Rivals. In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Niccolo de Masi, our President and Chief Executive Officer, as well as experienced game development personnel.  In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company and building the premier celebrity gaming platform.  The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including much of our celebrity gaming platform.  Recent stock price declines and headcount reductions may make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price continues to decline or remains at current levels, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming, operating a GaaS company, monetization and developing social and community features in particular, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

We have implemented a number of restructurings during the last several years in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel supporting our studios in Beijing, China, Bellevue, Washington, San Mateo, California and Long Beach, California.  We plan to continue to manage costs to better and more efficiently manage our business.  This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.  In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

We may not realize the benefits expected through our strategic relationship with Tencent and other aspects of the relationship could have adverse effects on our business.

In April 2015, we entered into a strategic relationship with Tencent Holdings Limited, or Tencent, a leading Internet company in China and arguably the world’s largest gaming company.  Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  In November 2015, we entered into an agreement with Tencent to license and publish its game, WeFire, in the United States and international markets outside of Asia under the name Frontline Commando Rivals.  Our agreement to publish Frontline Commando Rivals may not be successful, particularly given the license fees and royalties we will be required to pay under the agreement.  In addition, we may not succeed in entering into any other agreements or operating partnerships with Tencent in the future.  Even if we do enter into additional operational partnerships, it could take months to years to fully realize the benefits of such partnerships and, to the extent such agreements involve publishing our games in China, some of our platform partners in China and other parts of Asia may view such a partnership negatively, and in fact, some partners in China may already view the fact that Tencent is a significant investor in us negatively, and we may find it more difficult to obtain featuring of our games from such partners in China going forward.

Tencent, through its controlled affiliates, held approximately 21.5% of the aggregate voting power of our common stock as of April 6, 2016, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and Mr. Ma or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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
•

in the case of foreign acquisitions or strategic investments, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

•

liability for activities of the acquired or investee companies before the acquisition or investment, including violations of laws, rules and regulations, commercial disputes, tax liabilities, accounting standards and other known and unknown liabilities.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2015 and the first three months of 2016, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. Conversely, the current economic crisis in Russia has led to a significant devaluation of the Ruble compared to the U.S. Dollar, which has reduced the effective salaries of our employees in our Moscow studio.  As a result, we may be at risk of losing key employees to competitors who are willing to offer higher effective wages. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 27.3% and 36.2% of our revenue during the three months ended March 31, 2016 and 2015, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan, Korea and Russia.  We expect to increase our international presence (including to the extent we elect to exercise our call option to acquire Icelandic game developer, Plain Vanilla Corp.), and we expect international sales will continue to be an important component of our revenue, particularly in APAC markets.  Risks affecting our international operations include:

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
•

political, economic and social instability, including the ongoing hostilities in Syria and the Crimea region and, in particular, the economic crisis in Russia, which could potentially negatively impact us given that we have a development studio in Moscow;

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

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution.  In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games.  We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games.  For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles became effective in April 2014.  In addition, in response to a request made by the European Commission, Google no longer labels free-to-play games as free in European Union countries.  Similarly, in the fourth quarter of 2014, Apple changed its label for free-to-download applications from “FREE” to “GET” in the Apple App Store.  The FTC has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the FTC reached settlement agreements with Apple and Google on this subject and recently won a lawsuit against Amazon on this subject.  If the FTC issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language).  Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games.  In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenue in China.  Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the FTC and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  For example, in December 2012, the FTC adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13, which amendments became effective in July 2013.  In addition, the European Union has proposed reforms to its existing data protection legal framework.  In addition, in October 2015, the Court of Justice of the European Union issued a ruling striking down the longstanding Safe Harbor agreement between the United States and the European Union, which raises uncertainty regarding the ability of companies to transfer the personal data of European citizens to the United States.  Various government and consumer agencies have also called for new regulation and changes in industry practices.  For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices.  Additionally, in January 2014, the FTC announced a settlement with Apple related to in-app purchases made by minors.  In April 2016, the FTC was also successful in a lawsuit against Amazon, with a Federal District Court granting summary judgment in favor of the FTC, finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors.  In response to developments in the interpretation and understanding of regulations such as these and guidance and inquiries from the California Attorney General, we released updates to our My Dragon and Deer Hunter Reloaded games and made changes to our games in development to make our privacy policy readily accessible to players of these games as required by the California Online Privacy Protection Act.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only two issued U.S. patents (including a corresponding Patent Cooperation Treaty (PCT) international patent) and only eight U.S. patent applications currently outstanding, including two that we inherited through acquisitions (and we have four corresponding PCT international patent applications), so we will not be able to protect the vast majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on three of our eight U.S. patent applications and one of the issued U.S. patents, and an additional foreign patent application for our one of our issued U.S. patents.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter 2014 game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement with Hothead in August 2015 in which Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. Determining our worldwide provision for income taxes requires significant judgments. The estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities.  Our effective tax rate could also be adversely affected by a variety of factors, many of which are beyond our control.  Recent and contemplated changes to U.S. tax laws, including limitations on a taxpayer’s ability to claim and utilize foreign tax credits and defer certain tax deductions until earnings outside of the United States are repatriated to the United States, could impact the tax treatment of our foreign earnings. Further, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine if our provision for income taxes is adequate. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

We must charge, collect and/or pay taxes other than income taxes, such as payroll, value-added, sales and use, net worth, property and goods and services taxes, in both the United States and foreign jurisdiction.  If tax authorities assert that we have taxable nexus in a jurisdiction, they may seek to impose past as well as future tax liability and/or penalties.  Any such impositions could also cause significant administrative burdens and decrease our future sales.  Moreover, state and federal legislatures have been considering various initiatives that could change our tax position regarding sales and use taxes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2016, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice.

During the three months ended March 31, 2016 we did not repurchase any shares of our common stock.

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

GLU MOBILE INC.
Date: May 6, 2016	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Eric R. Ludwig
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