Form 10-Q
period 2016-06-30
GLU MOBILE INC
filed 2016-08-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2016: 132,997,621.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$158,037	$180,542
Accounts receivable, net	14,340	17,956
Prepaid royalties (including prepaid royalties to a related party of $2,007 and $7,949 as of June 30, 2016 and December 31, 2015, respectively)	18,403	23,715
Prepaid expenses and other assets	18,243	14,841
Total current assets	209,023	237,054
Property and equipment, net	4,777	5,447
Restricted cash	1,162	1,498
Long-term prepaid royalties (including long-term prepaid royalties to a related party of $7,993 and $2,051 as of June 30, 2016 and December 31, 2015, respectively)	57,552	46,944
Other long-term assets	3,889	1,386
Intangible assets, net (including intangible assets acquired from a related party of $5,000 and $5,000 as of June 30, 2016 and December 31, 2015, respectively)	18,106	22,767
Goodwill	87,860	87,890
Total assets	$382,369	$402,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,165	$9,386
Accrued liabilities	1,589	1,654
Accrued compensation	7,998	7,100
Accrued royalties (including accrued royalties to a related party of $2,007 and $10,449 as of June 30, 2016 and December 31, 2015, respectively)	8,442	21,032
Accrued restructuring	970	342
Deferred revenue	33,238	31,112
Total current liabilities	61,402	70,626
Long-term accrued royalties (including long-term accrued royalties to a related party of $7,993 and $2,051 as of June 30, 2016 and December 31, 2015, respectively)	33,309	24,347
Other long-term liabilities	1,357	1,585
Total liabilities	96,068	96,558

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at June 30, 2016 and December 31, 2015; 132,722 and 131,580 shares issued and outstanding at June 30, 2016 and December 31, 2015	13	13
Additional paid-in capital	564,733	557,748
Accumulated other comprehensive loss	(699)	(85)
Accumulated deficit	(277,746)	(251,248)
Total stockholders’ equity	286,301	306,428
Total liabilities and stockholders’ equity	$382,369	$402,986

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$48,363	$56,150	$102,892	$125,620
Cost of revenue:
Platform commissions, royalties and other	18,639	21,320	39,002	47,630
Amortization of intangible assets	2,336	2,434	4,660	4,868
Total cost of revenue	20,975	23,754	43,662	52,498
Gross profit	27,388	32,396	59,230	73,122
Operating expenses:
Research and development	20,721	18,308	41,033	36,551
Sales and marketing	10,935	12,771	23,559	25,209
General and administrative	7,096	7,429	15,081	14,835
Amortization of intangible assets	—	32	—	159
Restructuring charge	2,116	—	2,221	—
Total operating expenses	40,868	38,540	81,894	76,754
Loss from operations	(13,480)	(6,144)	(22,664)	(3,632)
Interest and other expense, net:
Interest income	25	12	45	18
Other expense	(4,478)	(186)	(4,030)	(476)
Interest and other expense, net	(4,453)	(174)	(3,985)	(458)
Loss before income taxes	(17,933)	(6,318)	(26,649)	(4,090)
Income tax benefit/(provision)	(16)	809	151	(295)
Net loss	$(17,949)	$(5,509)	$(26,498)	$(4,385)

Net loss per share - basic and diluted	$(0.14)	$(0.05)	$(0.20)	$(0.04)

Weighted average common shares outstanding - basic and diluted	131,198	116,169	130,185	110,019

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(17,949)	$(5,509)	$(26,498)	$(4,385)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(420)	298	(614)	19
Other comprehensive income/(loss):	(420)	298	(614)	19
Comprehensive loss	$(18,369)	$(5,211)	$(27,112)	$(4,366)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(26,498)	$(4,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,376	1,438
Amortization of intangible assets	4,660	5,027
Change in fair value of long-term investments	1,820	—
Non-cash foreign currency translation (gain)/loss	(330)	416
Stock-based compensation	6,506	5,161
Non-cash warrant (benefit)/expense	(23)	228
Impairment of prepaid royalties and guarantees	148	89
Impairment of investments	2,540	—
Changes in allowance for doubtful accounts	(120)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,587	7,058
Prepaid royalties	(4,711)	(10,647)
Prepaid expenses and other assets	(400)	783
Accounts payable and other accrued liabilities	(40)	(266)
Accrued liabilities	(63)	(143)
Accrued compensation	902	(783)
Accrued royalties and license fees	(1,859)	(4,022)
Deferred revenue	2,130	(6,106)
Accrued restructuring	628	—
Other long-term liabilities	(63)	(134)
Net cash used in operating activities	(9,810)	(6,286)

Cash flows from investing activities:
Purchase of property and equipment	(906)	(1,005)
Net cash paid for acquisitions	—	(1,634)
Decrease in restricted cash	336	—
Investments in Plain Vanilla Corp and Dairy Free Games, Inc. (Note 6)	(9,500)	(250)
Purchase of intangible assets (including purchase of intangible assets from a related party of $2,500 and $0 as of June 30, 2016 and June 30, 2015, respectively)	(2,500)	—
Net cash used in investing activities	(12,570)	(2,889)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	1,029	4,311
Taxes paid related to net share settlement of equity awards	(1,301)	(1,867)
Excess tax benefit from stock awards	—	77
Proceeds from exercise of stock warrants and issuance of common stock	255	375
Proceeds from private offering, net of issuance costs	—	125,174
Net cash provided by/(used in) financing activities	(17)	128,070

Effect of exchange rate changes on cash	(108)	(157)
Net increase/(decrease) in cash and cash equivalents	(22,505)	118,738
Cash and cash equivalents at beginning of period	180,542	70,912
Cash and cash equivalents at end of period	$158,037	$189,650

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops, publishes, and markets a portfolio of games designed to appeal to a broad cross section of the users of smartphones and tablet devices who download and make purchases within its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others (“Digital Storefronts”). The Company creates games based on its own original brands, as well as games based on celebrities and other well-known brands and properties.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2016 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of June 30, 2016 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

Investments

The Company’s investments consist of equity investments and investments in financial instruments of unconsolidated entities. The Company monitors its investments for impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required based on qualitative and quantitative information. The investments are included in prepaid expenses and other assets and other long-term assets in the consolidated balance sheets.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Apple	54.8%	52.6%	52.9%	53.2%
Google	26.1%	25.9%	26.8%	26.7%

At June 30, 2016, Apple Inc. (“Apple”) accounted for 40.2%, Google Inc. (“Google”) accounted for 21.1%, and Jirbo Inc. (dba AdColony) (“AdColony”) accounted for 19.5% of the Company’s total accounts receivable. At December 31, 2015, Apple accounted for 31.4%, AdColony accounted for 26.2%, and Google accounted for 19.2% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The updated standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

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

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, Identifying Performance Obligations and Licensing, was issued in April 2016 and amends other sections of ASU 2014-09, including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, non-cash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact related to the updated guidance provided by these three new ASUs.

Note 2 — Net Loss Per Share

The Company computes basic net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(17,949)	$(5,509)	$(26,498)	$(4,385)
Shares used to compute net loss per share:
Weighted average common shares outstanding	132,517	119,808	132,194	113,658
Weighted average common shares subject to restrictions	(1,319)	(3,639)	(2,009)	(3,639)
Weighted average shares used to compute basic and diluted net loss per share	131,198	116,169	130,185	110,019
Net loss per share - basic and diluted	$(0.14)	$(0.05)	$(0.20)	$(0.04)

The following weighted average options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, and restricted stock units (“RSUs”) have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Warrants to purchase common stock	4,267	3,589	4,267	3,601
Unvested common shares subject to restrictions	1,319	3,639	2,009	3,639
Options to purchase common stock	7,155	6,717	7,104	6,932
RSUs	7,858	5,408	7,430	5,110
	20,599	19,353	20,810	19,282

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

As of June 30, 2016, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	June 30, 2016
Financial Assets
Cash and cash equivalents	$158,037	$—	$—	$158,037
Restricted cash	1,162	—	—	1,162
Convertible promissory note investment in Plain Vanilla Corp.	—	—	3,280	3,280
Call option to acquire Plain Vanilla Corp. (1)	—	—	60	60
Total Financial Assets	$159,199	$—	$3,340	$162,539

(1)	This asset is carried on the consolidated balance sheet on a historical cost basis and evaluated for impairment under ASC 325-20 (see “Note 6 - Investments")

As of December 31, 2015, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	December 31, 2015
Financial Assets
Cash and cash equivalents	$180,542	$—	$—	$180,542
Restricted cash	1,498	—	—	1,498
Total Financial Assets	$182,040	$—	$—	$182,040

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

The Company engaged third party valuation experts to aid management in its analysis of the fair value of the promissory notes issued to the Company in each of January 2016 and May 2016 by, and the Company’s option to acquire all of the outstanding equity (“call option”) of, Plain Vanilla Corp. (“Plain Vanilla”). See “Note 6 – Investments” below for further information on the promissory notes and call option.

The fair value of the promissory notes was estimated using a probability weighted assessment of the expected cash flows discounted to their present value.  The discount rate of 88.1% used in the analysis reflects the early stage nature of the entity and the overall gaming industry indices. The assumptions used in the expected cash flows model are Level 3 inputs as defined above. The fair value of the call option was estimated using the probability weighted Black-Scholes valuation model. The Black-Scholes valuation model requires inputs such as the expected term of the call option, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. The weighted average assumptions used by the Company are Level 3 inputs as defined above and are noted in the following table:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016

Dividend yield	—%	—%
Risk-free interest rate	0.40%	0.44%
Expected volatility	80.00%	62.5%
Expected term (in years)	0.75	0.85

The following table presents the changes in fair value of the Plain Vanilla promissory notes and the call option:

	Six months ended June 30, 2016
	Asset at the		Impairment	Increase/	Asset at the
	beginning of		of cost method	(decrease) in	end of
	the period	Additions	investment	fair value	the period
Convertible promissory note investment in Plain Vanilla Corp.	$—	$5,100	$—	$(1,820)	$3,280
Call option to acquire Plain Vanilla Corp. (1)	$—	$2,400	$(2,340)	—	$60

(1)	This asset is carried on the consolidated balance sheet on a historical cost basis and evaluated for impairment under ASC 325-20 (see “Note 6 - Investments").

Note 4 — Balance Sheet Components

Accounts Receivable

	June 30,	December 31,
	2016	2015
Accounts receivable	$15,176	$18,672
Less: Allowance for doubtful accounts	(836)	(716)
	$14,340	$17,956

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three and six months ended June 30, 2016 and 2015.

Prepaid expenses and other

	June 30,	December 31,
	2016	2015
Deferred platform commission fees	$8,540	$7,675
Deferred royalties	2,782	2,668
Taxes receivable	63	759
Other	6,858	3,739
	$18,243	$14,841

Property and Equipment

	June 30,	December 31,
	2016	2015
Computer equipment	$6,511	$6,106
Furniture and fixtures	1,063	1,053
Software	7,663	7,408
Leasehold improvements	3,761	3,661
	18,998	18,228
Less: Accumulated depreciation and amortization	(14,221)	(12,781)
	$4,777	$5,447

Depreciation expense for the three months ended June 30, 2016 and 2015 was $720 and $732, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $1,376 and $1,438, respectively.

Other Long-Term Liabilities

	June 30,	December 31,
	2016	2015
Deferred rent	$507	$692
Uncertain tax position obligations	690	567
Other	160	326
	$1,357	$1,585

Note 5 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2016 and December 31, 2015 were as follows:

		June 30, 2016			December 31, 2015
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 yrs	$34,512	$(26,482)	$8,030	$34,750	$(22,954)	$11,796
Catalogs	1 yr	1,042	(1,042)	—	1,152	(1,152)	—
ProvisionX Technology	6 yrs	172	(172)	—	190	(190)	—
Carrier contract and related relationships	5 yrs	23,860	(20,759)	3,101	24,200	(20,597)	3,603
Licensed content	2.5 -5 yrs	7,793	(2,793)	5,000	7,866	(2,866)	5,000
Service provider license	9 yrs	222	(211)	11	454	(406)	48
Trademarks	7 yrs	5,210	(3,246)	1,964	5,217	(2,897)	2,320
		72,811	(54,705)	18,106	73,829	(51,062)	22,767
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	1,111	(1,111)	—	1,228	(1,228)	—
Non-compete agreements	4 yrs	5,339	(5,339)	—	5,391	(5,391)	—
		6,450	(6,450)	—	6,619	(6,619)	—
Total intangibles assets		$79,261	$(61,155)	$18,106	$80,448	$(57,681)	$22,767

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

During the three months ended June 30, 2016 and 2015, the Company recorded amortization expense in the amounts of $2,336 and $2,434, respectively, in cost of revenue. During the six months ended June 30, 2016 and 2015, the Company recorded amortization expense in the amounts of $4,660 and $4,868 respectively, in cost of revenue. During the three months ended June 30, 2016 and 2015, the Company recorded amortization expense in the amounts of $0 and $32, respectively, in operating expenses. During the six months ended June 30, 2016 and 2015, the Company recorded amortization expense in the amounts of $0 and $159, respectively, in operating expenses.

As of June 30, 2016, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2016	$5,435
2017	8,076
2018	3,814
2019	781
2020 and thereafter	—
$18,106

Goodwill

Goodwill for the periods indicated was as follows:

	June 30, 2016	December 31, 2015
Goodwill	$161,001	$161,075
Accumulated impairment losses	(73,111)	(73,111)
Balance as of January 1	87,890	87,964
Goodwill acquired during the year	—	—
Effects of foreign currency exchange	(30)	(74)
Balance as of period ended:	87,860	87,890
Goodwill	160,971	161,001
Accumulated impairment losses	(73,111)	(73,111)
Balance as of period ended	$87,860	$87,890

In accordance with ASC 350, Intangibles – Goodwill and Other – Internal-Use Software, (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

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

Any material impairment of prepaid royalty and license fee assets in the future periods may require the Company to perform a goodwill impairment assessment. Such assessment could result in impairments to the Company’s goodwill, which could adversely impact the Company’s results of operations.

Note 6 — Investments

In January 2016, the Company announced an investment of up to $7,500 in promissory notes convertible into a minority equity stake in Plain Vanilla. $5,000 was paid in January 2016 and the remaining $2,500 was paid in May 2016. As part of the investment, the Company also received a call option to acquire all outstanding equity of Plain Vanilla for 15 months from the closing of the initial investment, unless earlier terminated by the Company, at a pre-agreed price.  Plain Vanilla is the Icelandic developer of the mobile game QuizUp, and is financed primarily through equity investments.

In January 2016, the Company acquired a minority equity stake and entered into a commercial agreement with Dairy Free Games, Inc. (“Dairy Free”). As part of the arrangement, the Company invested $2,000 in Dairy Free’s Series A preferred stock. The Company also agreed to provide up to $1,000 of recoupable and non-refundable development funding for a mobile game under development by Dairy Free. The development funding is payable in installments upon Dairy Free achieving certain milestones. Dairy Free is the developer of mobile video games and is financed primarily through equity investments.

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

The Company has not accounted for these investments under ASC 323, Investments – Equity Method and Joint Ventures, as the convertible promissory notes issued by Plain Vanilla and the preferred stock of Dairy Free have risk and rewards characteristics that are not substantially similar to the common stock of these entities.

For Plain Vanilla, the Company has elected the fair value option to account for its investment in the promissory notes. The call option was recorded at cost. As of the investment dates, the fair values of the promissory notes and the call option were determined to be $5,100 and $2,400, respectively. As of June 30, 2016, the Company computed the fair value of the promissory notes to be $3,280 and the fair value of the call option to be $60. Due to the decrease in the fair market value of the promissory notes, the Company recorded a charge of $2,120 and $1,820 in other expense for the three and six months ended June 30, 2016, respectively. Due to a decline in the forecasted revenue and future cash flow outlook of Plain Vanilla, the fair value of the call option as of June 30, 2016 was estimated to be lower than its carrying value, which resulted in the Company recording an impairment charge of $2,340 in other expense for each of the three and six months ended June 30, 2016. The call option and the promissory notes were recorded in prepaid expenses and other assets as of June 30, 2016.

For Dairy Free, the preferred stock investment was recorded at cost. As of the investment date and as of June 30, 2016, the preferred stock investment was recorded at $2,000 in other long-term assets. The development funding will be recognized as research and development expense as the development activities are performed. For the three and six months ended June 30, 2016, the Company recorded $340 and $600, respectively, in research and development expense related to this arrangement.

The Company is not obligated to provide any explicit or implicit financial or other support to Plain Vanilla and Dairy Free other than what was contractually agreed to in the respective investment agreements. The Company has no exposure to loss beyond its investments in Plain Vanilla and Dairy Free.

Note 7 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through April 2021. Rent expense for the three months ended June 30, 2016 and 2015 was $1,291 and $1,147, respectively.  Rent expense for the six months ended June 30, 2016 and 2015 was $2,532 and $2,149, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $700 and $749 at June 30, 2016 and December 31, 2015, respectively, of which $507 and $692 was included within other long-term liabilities at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Year Ending December 31,	Payments
2016	$2,529
2017	4,727
2018	3,042
2019	2,639
2020 and thereafter	1,853
$14,790

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

At June 30, 2016, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2016	$33,607	$1,760
2017	3,367	350
2018	26	—
	$37,000	$2,110

The amounts represented in the table above reflect our minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s Consolidated Financial Statements.

       Future developer commitments as of June 30, 2016 were $2,110. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

        Licensor commitments include $36,817 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

        The Company may be required to take impairments in future periods if the games it develops that have significant contractual minimum guarantee commitments and/or license fee commitments associated with them are not successful, which may be in part due to the revenue forecasts for these games being lower than what was anticipated at the time the Company entered into such agreements and for arrangements in which the Company has a limited, or singular, opportunity to develop or publish a title, such as the minimum guarantee payment made to Tencent Holdings Limited (“Tencent”)  for the right to publish the Company’s Rival Fire title. The Company’s ability to estimate the recovery of minimum guarantee and license fee commitments is based on management’s ability to forecast future revenue, which is heavily dependent upon the market adoption of the applicable games.

Income Taxes

As of June 30, 2016, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” on the Company’s unaudited condensed consolidated balance sheets. As of June 30, 2016, the settlement of $690 of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

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

Note 8 — Stockholders’ Equity

Tencent Investment

On April 29, 2015, the Company entered into a purchase agreement with a principal stockholder, Tencent and Tencent’s controlled affiliate, Red River Investment Limited (“Red River”).  Pursuant to the Purchase Agreement, the Company issued to Red River in a private placement an aggregate of 21,000 shares of the Company’s common stock (the “Shares”) at a purchase price of $6.00 per share, for aggregate net proceeds of $125,156, after offering expenses. The Company issued 12,500 of the Shares to Red River on April 29, 2015 and issued the remaining 8,500 Shares at a second closing on June 3, 2015.

Warrants to Purchase Common Stock

Celebrity Warrants

During 2015, the Company issued warrants to celebrity licensors, and entities affiliated with one of the celebrity licensors, to purchase up to an aggregate of 1,100 shares of the Company’s common stock, subject to adjustments for dividends, reorganizations and other common stock events (collectively, the “Celebrity Warrants”). With respect to Celebrity Warrants covering 1,000 shares, such warrants vest with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months, subject to full acceleration in the event of (i) the Company’s full recoupment of the minimum guarantee payments under the related license agreement, (ii) the termination of the license agreement due to the Company’s material breach of the agreement or (iii) a change of control of the Company. With respect to the remaining Celebrity Warrants covering 100 shares issued in 2015, such warrants vest in equal monthly installments over 60 months, with up to 25% of the shares subject to accelerated vesting in the event the celebrity licensor approves game design documentation by a certain date and the related game commercially launches by a certain date. During the three and six months ended June 30, 2016, and 2015, none of these vesting conditions were met.

Each of the Celebrity Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. As of June 30, 2016, Celebrity Warrants covering 1,600 shares of the Company’s common stock were outstanding.

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

With respect to the Celebrity Warrants covering the 500 shares issued in 2014, during the three months ended June 30, 2016, the Company recorded a benefit of $32. During the three months ended June 30, 2015, the Company recorded a warrant compensation charge of $135. During the six months ended June 30, 2016, the Company recorded a benefit of $23. During the six months ended June 30, 2015, the Company recorded a warrant compensation charge of $228.

With respect to the Celebrity Warrants covering the 1,000 shares issued in 2015, the Company recorded a prepaid expense of $62 and recorded $310 under other long-term assets, in each case as of June 30, 2016. No amounts were recorded for such Celebrity Warrants as of June 30, 2015.

With respect to the Celebrity Warrants covering the 100 shares issued in 2015, no amounts were recorded for such Celebrity Warrants as of June 30, 2016.

MGM Warrants

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that provided MGM the right to purchase up to 3,333 shares of the Company’s common stock subject to adjustments for dividends, reorganizations and other common stock events (the “MGM Warrant”). As of June 30, 2016, MGM Warrants covering 2,667 shares of the Company’s common stock were outstanding. These remaining shares vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. During each of the three and six months ended June 30, 2016, and 2015, none of these vesting conditions were met.

The Company estimated the fair value of the Celebrity Warrants using the Black-Scholes valuation model and the weighted average assumptions noted in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.49%	1.99%	1.50%	1.99%
Expected volatility	59.20%	61.05%	59.30%	61.05%
Expected term (in years)	5.51	5.17	5.30	5.27

Warrants outstanding at June 30, 2016 were as follows:

	Number	Weighted
	of Shares	Exercise
	Outstanding	Price	Average
	Under	per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2015	4,267	$3.61
Granted	-	-
Exercised	-	-
Warrants outstanding, June 30, 2016	4,267	$3.61	5.50

During the six months ended June 30, 2016 and 2015, warrant holders exercised warrants to purchase 0 and 250 shares of the Company’s common stock, respectively, and the Company received gross proceeds of $0 and $375, respectively, in connection with these exercises. These exercised warrants were issued by the Company in 2010 in connection with a private placement transaction.

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

As of June 30, 2016, 7,132 shares were available for future grants under the Second Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”).

As of June 30, 2016, 1,618 shares were available for issuance under the 2007 Purchase Plan.

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

As of June 30, 2016, 675 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Second Amended 2007 Plan and 2008 Equity Inducement Plan for the six months ended June 30, 2016 is as follows:

Shares
Available
Balances at December 31, 2015	9,684
Share-based awards granted (1)	(4,265)
Share-based awards canceled (2)	2,388
Balances at June 30, 2016	7,807

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

RSU Activity

A summary of the Company’s RSU activity for the six months ended June 30, 2016 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2015	7,344	$4.40
Granted	2,589	$2.91
Vested	(1,165)	$5.00
Forfeited	(981)	$4.39
Awarded and unvested, June 30, 2016	7,787	$3.82

Restricted stock units vested and expected to vest, June 30, 2016	6,499	$3.83	$14,298

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2015	7,164	$3.73	4.05	$389
Options granted	848	$2.67
Options canceled	(624)	$4.44
Options exercised	(165)	$1.54
Balances at June 30, 2016	7,223	$3.60	4.21	$169

Options vested and expected to vest at June 30, 2016	6,884	$3.61	4.01	$169
Options exercisable at June 30, 2016	4,713	$3.74	2.55	$169

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $2.20 per share as of June 30, 2016 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $254 and $3,605 for the six months ended June 30, 2016 and 2015, respectively. The Company realized $0 and $0 of income tax benefit from stock option exercises during the three and six months ended June 30, 2016, and $63 and $77 income tax benefit from stock option exercises during the three and six months ended June 30, 2015. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.08%	1.29%	1.14%	1.29%
Expected volatility	55.3%	55.6%	55.7%	55.6%
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historical volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from six to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the six months ended June 30, 2016 and 2015 was $1.15 and $2.66 per share, respectively.

The Company calculated employee stock-based compensation expense recognized for the three and six months ended June 30, 2016 and 2015 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$837	$836	$2,031	$1,596
Sales and marketing	191	282	483	500
General and administrative	1,933	1,914	3,992	3,065
Total stock-based compensation expense	$2,961	$3,032	$6,506	$5,161

As of June 30, 2016, the Company had $26,359 of total unrecognized compensation expense related to RSUs, net of estimated forfeitures. As of June 30, 2016, the Company had $3,007 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 3.00 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 2.61 years.

Note 10 — Income Taxes

The Company recorded an income tax expense of $16 and an income tax benefit of $151 for the three and six months ended June 30, 2016, respectively, and an income tax benefit of $809 and an income tax expense of $295 for the three and six months ended June 30, 2015, respectively. The change in income tax provision was due to changes in pre-tax income in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. As of June 30, 2016 and December 31, 2015, the total amount of unrecognized tax benefits was $10,077 and $9,218, respectively. As of June 30, 2016 and December 31, 2015, approximately $412 and $540, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. At June 30, 2016, the liability for uncertain tax positions decreased by approximately $135 due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. As of June 30, 2016, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $148 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded an expense of $82 and $99 related to interest on uncertain tax positions during the three and six months ended June 30, 2016 and an expense of $21 and $41 related to interest on uncertain tax positions during the three and six months ended June 30, 2015, respectively. During the second quarter of 2016, the Company released $190 of interest and penalties on uncertain tax positions due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business. As of June 30, 2016 and December 31, 2015, the Company had a liability of $276 and $375, respectively, related to interest and penalties for uncertain tax positions

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, United Kingdom, Canada, and China. The Company’s federal tax returns are open by statute for tax years 1997 and forward and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The statute of limitations for the Company’s 2014 tax returns for the various entities in the United Kingdom is expected to be closed in 2016. The Company’s China income tax returns are open by statute for tax years 2011 and forward.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States of America	$35,620	$37,346	$75,245	$81,686
Americas, excluding the USA	2,069	2,752	4,407	6,618
EMEA	6,191	8,131	13,545	19,863
APAC	4,483	7,921	9,695	17,453
	$48,363	$56,150	$102,892	$125,620

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2016	2015
Americas	$4,394	$4,938
EMEA	308	408
APAC	75	101
	$4,777	$5,447

Note 12 — Restructuring

During 2015 and the first six months of  2016, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses Company-wide. During the year ended December 31, 2015, the Company recorded $1,075 of restructuring charges related to employee termination costs in the Company’s Beijing, China and Bellevue, Washington studios. During the six months ended June 30, 2016, the Company recorded $2,221 of restructuring charges related to employee termination costs in the Company’s Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for the Company’s Bellevue and Beijing, China offices.

	Fiscal 2016 and 2015
	Restructuring	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Other	Total
Balance as of Jan 1, 2015	$—	$—	$—	$—
Charges to operations	1,044	—	31	1,075
Non-cash charges/adjustments	—	—	—	—
Charges settled in cash	(733)	—	—	(733)
Balance as of December 31, 2015	$311	$—	$31	$342
Charges to operations	1,480	694	47	2,221
Non-cash charges/adjustments	—	123	—	123
Charges settled in cash	(1,607)	(31)	(78)	(1,716)
Balance as of June 30, 2016	$184	$786	$—	$970

Note 13 — Related Party Transactions

The Company and an affiliate of one of the Company’s principal stockholders entered into an agreement in November 2015 pursuant to which, the Company agreed, subject to certain conditions, to pay in the aggregate, up to $15,000 in recoupable advanced royalties and non-recoupable license fees. As of June 30, 2016, the Company had paid an aggregate of $5,000 of such amount, and the remaining $10,000 is payable upon achievement of certain milestones.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three and six months ended June 30, 2016, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended June 30, 2016 was $48.4 million, a 13.9% decrease compared to the three months ended June 30, 2015, in which we reported revenue of $56.2 million. Revenue for the six months ended June 30, 2016 was $102.9 million, an 18.1% decrease compared to the six months ended June 30, 2015, in which we reported revenue of $125.6 million. The decrease was primarily related to declining revenue on a year-over-year basis from catalog titles such as Kim Kardashian: Hollywood, Deer Hunter 2014 and Contract Killer: Sniper and our inability to fully replace such declining revenue with revenue from new title launches, such as Katy Perry: Pop,  Kendall and Kylie,  Britney Spears: American Dream and Deer Hunter 2016, which have not generated enough revenue or retained users at the rates necessary to offset the declining catalog revenue. Revenue from micro-transactions (in-app purchases) decreased by $6.5 million and $21.3 million for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 64.7% and 60.8% of our total revenue for the three months ended June 30, 2016 and 2015, respectively, and 63.0% and 60.9% of our total revenue for the six months ended June 30, 2016 and 2015, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 54.8%, and 52.6% of our total revenue for the three months ended June 30, 2016 and 2015, respectively, and 52.9% and 53.2% of our total revenue for the six months ended June 30, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. In addition, we generated approximately 33.9% and 37.3% of our total revenue for the three months ended June 30, 2016 and 2015, respectively, and 35.8% and 37.2% of our total revenue for the six months ended June 30, 2016 and 2015, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 26.1% and 25.9% of our total revenue for the three months ended June 30, 2016 and 2015, respectively, and 26.8% and 26.7% of our total revenue for the six months ended June 30, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We are dedicated to extending our leadership positions in the action, celebrity, sports, and simulation gaming genres.  Our leadership in the action category remains strong with our Deer Hunter and Contract Killer franchises, and we hope to expand that leadership with our recent launch of Rival Fire, which is the title developed through our strategic partnership to bring Tencent’s highly successful action game in China, WeFire, to North America, Australia, New Zealand, EMEA and South America. We established our leadership in the celebrity gaming genre with Kim Kardashian: Hollywood, and we extended that leadership with the launch of our Kendall and Kylie title in February 2016 and we hope to further extend that leadership with our upcoming games featuring several additional celebrities, including Taylor Swift and Nicki Minaj. Our sports label is headlined by our Tap Sports Baseball and Racing Rivals franchises, which we hope to maintain as the top baseball and one of the top racing franchises, respectively, on mobile in 2016, including through our successful release of Tap Sports Baseball 2016. The simulation category includes our Cooking Dash and Diner Dash franchises, including our recent successful release of Gordon Ramsay DASH in June 2016 and we intend to bolster our position in this category through the release of Ultimate Chef an invest-express resource management title.

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

We work closely with our celebrity licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  Our celebrity games utilize transmedia storytelling, leveraging the celebrity’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on the celebrity’s life. Our goal is for the game content to become entwined with the celebrity’s persona and social media presence, and to otherwise enhance interaction with the celebrity’s fans.  We also plan to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the celebrity’s fan base.  In order to capitalize on the impact of our celebrity licensors, we need to differentiate each game we release and space out our launch dates in order to avoid cannibalization of revenue from our existing games and to ensure that each game resonates with our players.  While we believe our strategy has proven to be successful in certain areas, we have not experienced the level of success with Katy Perry: Pop, Kendall and Kylie and Britney Spears: American Dream that we experienced with Kim Kardashian: Hollywood, which may signal a need to evolve our celebrity gaming strategy.

For us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must ensure that each of our games, whether in development or already live, has a strong core gameplay and a core monetization loop that incentivizes players to make in-app purchases. In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, player-versus-player gameplay and live events and build and nurture social media communities around our franchises both in-game and holistically via community features such as dedicated social channels.  We have also made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises and further monetizing our highest spending and most engaged players.  We aim to connect our analytics and monetization infrastructure to every element of our business – from marketing to merchandising– in order to improve player retention and monetization.

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding additional social features, tournaments and events, offering subscriptions for in game durables or consumables to players or otherwise.  Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with celebrities, social influencers, organizations and brands that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses require that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment in hit titles, and the live, social nature of certain games. Our business developments and strategy positions us to take advantage of these trends, as evidenced by the longevity of our Kim Kardashian: Hollywood and Racing Rivals titles and the continued strength of our Cooking Dash 2016 and Tap Sports Baseball 2016 titles.  We plan to focus on regularly updating and otherwise supporting our most successful games in our efforts to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles. In particular, we intend to prioritize adding new features, systems, modes and community-enhancing features to our most successful existing game titles as opposed to launching as many new titles as we have in the past in an effort to transform our most successful titles into platforms that feature changing and evolving content, or what we refer to as evergreen titles. We believe that by focusing on creating evergreen titles we can reduce period over period declines in revenue from such titles and position ourselves to grow revenues from such titles.

Our net loss in the three months ended June 30, 2016 was $17.9 million versus a net loss of $5.5 million in the three months ended June 30, 2015. This increase in our net loss was primarily due to a decrease in revenue of $7.8 million, a net increase in interest and other expenses of $4.3 million, primarily attributable to a $2.1 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and a $2.3 million impairment charge related to the call option for Plain Vanilla, and an increase in operating expenses of $2.3 million. These unfavorable factors were partially offset by a decrease in cost of revenue of $2.8 million.  See “—Results of Operations—Comparison of the Three Months Ended June 30, 2016 and 2015” below for further details.  Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Russian Ruble, and Indian Rupee), and our customers’ reporting currencies, which fluctuated significantly in 2015 and the first six months of 2016.

Our net loss in the six months ended June 30, 2016 was $26.5 million versus a net loss of $4.4 million in the six months ended June 30, 2015. This increase in our net loss was primarily due to a decrease in revenue of $22.7 million, a net increase in interest and other expenses of $3.5 million, primarily attributable to a $2.3 million impairment charge related to the call option for Plain Vanilla, and a $1.8 million increase related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and an increase in operating expenses of $5.1 million. These unfavorable factors were partially offset by a decrease in cost of revenue of $8.8 million.  See “—Results of Operations—Comparison of the Six Months Ended June 30, 2016 and 2015” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We have conducted several restructurings since December 2015, reducing our total headcount by approximately 100 positions.  We expect these restructurings to reduce our operating expenses, however, our royalty payments and sales and marketing expenses may continue to rise as we release a greater number of applications featuring third-party licensed intellectual property, as we support our existing titles and new title launches with advertising and other user acquisition efforts to drive downloads, and as we transition our strategy to focusing on and creating evergreen titles.

Cash and cash equivalents at June 30, 2016 totaled $158.0 million, a decrease of $22.5 million from the $180.5 million balance at December 31, 2015. This decrease was primarily related to $9.8 million of cash used in operations, including a $4.7 million increase in prepaid royalties associated with minimum guaranteed royalty payments made to our licensors. Additionally, $12.6 million of cash was used in investing activities, including related to our investments in Plain Vanilla Corp. (“Plain Vanilla”) and Dairy Free Games, Inc. (“Dairy Free”), purchases of intangible assets, and purchases of property and equipment.

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

ARPDAU is total free-to-play smartphone revenue – consisting of micro-transactions, advertisements and offers – for the measurement period divided by the number of days in the measurement period divided by the DAU for the measurement period. ARPDAU reflects game monetization.  Under our revenue recognition policy, we recognize this revenue over the estimated average playing period of a user, but our methodology for calculating our DAU does not align with our revenue recognition policy for micro-transactions and offers, under which we defer revenue.  For example, if a title is introduced in the last month of a quarter, we defer a substantial portion of the micro-transaction and offer revenue to future months, but the entire DAU for the newly released title is included in the month of launch.

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

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 9), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.  The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended June 30, 2016 is aggregate daily DAU for the month of June 2016 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2016		2015
	June 30	March 31	June 30	March 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	4,126	4,935	6,107	5,986
Aggregate MAU	35,830	42,391	59,565	54,605
Aggregate ARPDAU	$0.13	$0.12	$0.10	$0.13

The decrease in aggregate DAU and MAU for the three months ended June 30, 2016 as compared to the same period of the prior year was primarily related to fewer downloads of our new title launches in the first quarter of 2016 as compared to the first quarter of 2015 and lower retention of users for existing titles, particularly for our Kim Kardashian: Hollywood,  Racing Rivals and Deer Hunter 2014 titles.

 Our aggregate ARPDAU increased slightly for the three months ended June 30, 2016 as compared to the same period of the prior year, due to higher monetization on certain titles. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Plain Vanilla Corp. Investment

In January 2016, we announced an investment of up to $7.5 million in promissory notes convertible into a minority equity stake in Plain Vanilla of which $5.0 million was paid in January 2016 and the remaining $2.5 million was paid in May 2016. As part of the investment, we also received a call option to acquire all outstanding equity of Plain Vanilla for 15 months from the closing of the initial investment, unless earlier terminated by the Company, at a pre-agreed price.  Plain Vanilla is the Icelandic developer of the mobile game QuizUp.

Critical Accounting Policies and Estimates

Due to our initial investments in Plain Vanilla and Dairy Free in January 2016, we added a significant accounting policy relating to variable interest entities in the first quarter of 2016. See “Note 1 - The Company, Basis of Presentation and Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements in this report. There were no other significant changes in our Critical Accounting Policies and Estimates during the six months ended June 30, 2016 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016.

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

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended
	June 30,
	2016	2015
Revenue by Type	(In thousands)
Micro-Transactions	$39,854	$46,345
Advertisements	2,854	3,388
Offers	5,053	5,384
Other	602	1,033
Total revenue	$48,363	$56,150

Our revenue decreased $7.8 million, or 13.9%, from $56.2 million for the three months ended June 30, 2015 to $48.4 million for the three months ended June 30, 2016, which was primarily related to a $6.5 million decrease in our revenue from micro-transactions (in-app purchases), and a $1.3 million decrease in our revenue from advertisements, offers, and other  revenue sources. These decreases were primarily related to a $10.5 million year-over-year decline in revenue from our Kim Kardashian: Hollywood game, as well as year-over-year declines in revenue from our Deer Hunter 2014 and Contract Killer: Sniper games of $6.5 million and $4.8 million, respectively. These decreases were partially offset by increased revenue from new title launches such as the releases of Tap Sports Baseball 2016 in March 2016, Kendall and Kylie in February 2016, Deer Hunter 2016 in September 2016, and Cooking Dash 2016 in June 2015.

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

During the three months ended June 30, 2016, Kim Kardashian: Hollywood, Kendall and Kylie, Cooking Dash 2016, and Racing Rivals, were our top four revenue-generating games and comprised 18.0%, 15.9%, 15.3%, and 11.3%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended June 30, 2015, Kim Kardashian: Hollywood, Deer Hunter 2014, Racing Rivals, and Contract Killer: Sniper were our top four revenue-generating games and comprised 34.2%, 14.2%, 12.9% and 11.2%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated by end-user purchases made outside of the United States) decreased by $6.1 million, from $18.8 million in the three months ended June 30, 2015 to $12.7 million in the three months ended June 30, 2016. This was primarily related to a $3.5 million decrease in our APAC revenue, a $1.9 million decrease in our EMEA revenue, and a $683,000 decrease in our Americas (excluding the United States) revenue, due to a significantly lower number of new distribution contracts signed in our APAC, EMEA, and Americas (excluding the United States) regions.

Cost of Revenue

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$18,639	$21,320
Amortization of intangible assets	2,336	2,434
Total cost of revenue	$20,975	$23,754
Revenue	$48,363	$56,150
Gross margin	56.6%	57.7%

Our cost of revenue decreased $2.8 million, or 11.7%, from $23.8 million in the three months ended June 30, 2015 to $21.0 million in the three months ended June 30, 2016. This decrease was primarily due to a $2.0 million decrease in platform commission fees due to a lower volume of revenue transactions through the digital storefronts, and a $783,000 decrease in royalties associated with a decrease in royalty-burdened revenue, primarily related to lower revenue from our Kim Kardashian: Hollywood title. Revenue attributable to games based upon original intellectual property decreased as a percentage of revenue from 45.5% in the three months ended June 30, 2015 to 39.2% in the three months ended June 30, 2016. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, was relatively flat, increasing from 16.6% in the three months ended June 30, 2015 to 17.1% in the three months ended June 30, 2016. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue was relatively flat, increasing from 10.5% in the three months ended June 30, 2015 to 10.6% in the three months ended June 30, 2016. We expect our cost of revenue to rise in 2016 as royalty expenses increase due to a greater percentage of titles that we expect to release featuring third-party licensed brands, properties and content as opposed to titles solely utilizing our original intellectual property, including a payment of $10.0 million to an affiliate of Tencent in July 2016 upon launch of Rival Fire. Our cost of revenue may also increase in the remainder of 2016 because of possible impairments, including if we are required to impair a portion of the $10.0 million guaranteed minimum royalty and $5.0 million license fee we paid Tencent in connection with our Rival Fire title.

Research and Development Expenses

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)
Research and development expenses	$20,721	$18,308
Percentage of revenue	42.8%	32.6%

Our research and development expenses increased $2.4 million or 13.2%, from $18.3 million in the three months ended June 30, 2015 to $20.7 million in the three months ended June 30, 2016. The increase in research and development costs was primarily due to a $1.6 million increase in variable compensation, a $477,000 increase in allocated charges for equipment, facilities and depreciation, and a $418,000 increase in outside services primarily related to external development. These increases were partially offset by a $199,000 decrease in recruiting and consulting fees. As a percentage of revenue, research and development expenses increased from 32.6% in the three months ended June 30, 2015 to 42.8% in the three months ended June 30, 2016.

Sales and Marketing Expenses

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)
Sales and marketing expenses	$10,935	$12,771
Percentage of revenue	22.6%	22.7%

Our sales and marketing expenses decreased approximately $1.9 million, or 14.4%, from $12.8 million in the three months ended June 30, 2015 to $10.9 million in the three months ended June 30, 2016. The decrease was primarily due to a $1.6 million decrease in marketing promotions associated with our free-to-play games. As a percentage of revenue, sales and marketing expenses decreased from 22.7% in the three months ended June 30, 2015 to 22.6% in the three months ended June 30, 2016. As we expect fewer product launches in the second half of 2016 versus the first half of 2016, we expect a slight decline in our sales and marketing expenditures during the remainder of the year.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2016	2015
	(In thousands)
General and administrative expenses	$7,096	$7,429
Percentage of revenue	14.7%	13.2%

Our general and administrative expenses decreased $333,000, or 4.5%, from $7.4 million in the three months ended June 30, 2015 to $7.1 million in the three months ended June 30, 2016. The decrease in general and administrative expenses was primarily due to a $736,000 decrease in variable compensation resulting from lower attainment of employee and executive bonus targets, and a $129,000 decrease in allocated charges for facilities and depreciation. These decreases were partially offset by a $441,000 increase in salaries and benefits, as headcount increased from 85 employees at June 30, 2015 to 88 employees at June 30, 2016. As a percentage of revenue, general and administrative expenses increased from 13.2% in the three months ended June 30, 2015 to 14.6% in the three months ended June 30, 2016.  We expect our general and administrative expenses to remain relatively flat in absolute dollars in the remainder of 2016.

Other Operating Expenses

We incurred a restructuring charge of $2.1 million in the three months ended June 30, 2016, primarily due to costs associated with employee termination costs in our Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for our Bellevue and Beijing, China offices, in the second quarter of 2016.  We have substantially completed payments of the employee termination costs. The lease termination costs are expected to be paid evenly over the remaining lease terms which end in September 2020 for our Bellevue office and November 2017 for our Beijing, China office. We did not incur any restructuring charges in the three months ended June 30, 2015. We expect our restructuring costs to decline in the remainder of 2016, as the majority of restructuring costs were incurred in the first half of 2016.

Interest and Other Expense, Net

Interest and other expense, increased from a net expense of $174,000 in the three months ended June 30, 2015 to a net expense of $4.5 million in the three months ended June 30, 2016. This increase in expense was primarily attributable to a $2.1 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and a $2.3 million impairment charge related to the call option for Plain Vanilla, which was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook, as compared to the same period from the prior year.

Income Tax Benefit/(Expense)

Our income tax benefit/ (expense) changed from a tax benefit of $809,000 in the three months ended June 30, 2015 to a tax expense of $16,000 in the three months ended June 30, 2016. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At June 30, 2016, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $148,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,
	2016	2015
Revenue by Type	(In thousands)
Micro-Transactions	$84,371	$105,653
Advertisements	5,586	5,958
Offers	12,086	12,166
Other	849	1,843
Total revenue	$102,892	$125,620

Our revenue decreased $22.7 million, or 18.1%, from $125.6 million for the six months ended June 30, 2015 to $102.9 million for the six months ended June 30, 2016, which was primarily related to a $21.3 million decrease in our revenue from micro-transactions (in-app purchases), a $994,000 decrease in revenue from other sources, and a $452,000 decrease in our revenue from advertisements and offers. These decreases were primarily related to an $22.1 million year-over-year decline in revenue from our Kim Kardashian: Hollywood game, as well as year-over-year declines in revenue from our Deer Hunter 2014,  Contract Killer: Sniper, and Racing Rivals games of $13.5 million, $10.2 million, and $6.5 million, respectively. These decreases were partially offset by increased revenue from new title launches such as the releases Tap Sports Baseball 2016 in March 2016, Kendall and Kylie in February 2016, Deer Hunter 2016 in September 2016, and Cooking Dash 2016 in June 2015.

 In the first six months of 2016, Kim Kardashian: Hollywood, Racing Rivals, Cooking Dash 2016, and Kendall and Kylie, were our top four revenue-generating games and comprised 21.2%, 15.6%, 12.6%, and 10.7%, respectively, of revenue for the period. No other game generated more than 10% of revenue for the period. In the first six months of 2015, Kim Kardashian: Hollywood, Racing Rivals, Deer Hunter 2014, and Contract Killer: Sniper were our top four revenue-generating games and comprised 34.9%, 15.5%, 13.9% and 10.9%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue decreased by $16.3 million, from $43.9 million in the six months ended June 30, 2015 to $27.7 million in the six months ended June 30, 2016. This was primarily related to a $7.8 million decrease in our APAC revenue, a $6.3 million decrease in our EMEA revenue, and a $2.2 million decrease in our Americas (excluding the United States) revenue due to a significantly lower number of new distribution contracts signed in our APAC, EMEA, and Americas (excluding the United States) regions.

Cost of Revenue

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$39,002	$47,630
Amortization of intangible assets	4,660	4,868
Total cost of revenue	$43,662	$52,498
Revenue	$102,892	$125,620
Gross margin	57.6%	58.2%

Our cost of revenue decreased $8.8 million, or 16.8%, from $52.5 million in the six months ended June 30, 2015 to $43.7 million in the six months ended June 30, 2016. This decrease was primarily due to a $6.5 million decrease in platform commission fees due to a lower volume of revenue transactions through the digital storefronts, and a $2.8 million decrease in royalties associated with a decrease in royalty-burdened revenue, primarily related to lower revenue from our Kim Kardashian: Hollywood title. Revenue attributable to games based upon original intellectual property decreased as a percentage of revenue from 43.3% in the six months ended June 30, 2015 to 43.1% in the six months ended June 30, 2016. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 18.3% in the six months ended June 30, 2015 to 17.4% in the six months ended June 30, 2016, due to a smaller portion of our royalty payments attributable to games based on or significantly incorporating third-party licensed content which are burdened by higher royalty rates.  Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 10.4% in the six months ended June 30, 2015 to 10.0% in the six months ended June 30, 2016.

Research and Development Expenses

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Research and development expenses	$41,033	$36,551
Percentage of revenue	39.9%	29.1%

Our research and development expenses increased $4.4 million or 12.3%, from $36.6 million in the six months ended June 30, 2015 to $41.0 million in the six months ended June 30, 2016. The increase in research and development costs was primarily due to a $1.6 million increase in salaries and benefits, a $1.1 million increase in outside services primarily related to external development, a $672,000 increase in allocated charges for equipment, facilities and depreciation, a $435,000 increase in stock compensation, and a $308,000 increase in variable compensation. As a percentage of revenue, research and development expenses increased from 29.1% in the six months ended June 30, 2015 to 39.9% in the six months ended June 30, 2016.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Sales and marketing expenses	$23,559	$25,209
Percentage of revenue	22.9%	20.1%

Our sales and marketing expenses decreased approximately $1.6 million, or 6.5%, from $25.2 million in the six months ended June 30, 2015 to $23.6 million in the six months ended June 30, 2016. The decrease was primarily due to a $1.3 million decrease in marketing promotions associated with our free-to-play games, as well as a $442,000 decrease in variable compensation resulting from lower attainment of employee and executive bonus targets in 2016. As a percentage of revenue, sales and marketing expenses increased from 20.1% in the six months ended June 30, 2015 to 22.9% in the six months ended June 30, 2016.

General and Administrative Expenses

	Six Months Ended June 30,
	2016	2015
	(In thousands)
General and administrative expenses	$15,081	$14,835
Percentage of revenue	14.7%	11.8%

Our general and administrative expenses increased $246,000, or 1.7%, from $14.8 million in the six months ended June 30, 2015 to $15.1 million in the six months ended June 30, 2016. The increase in general and administrative expenses was primarily due to a $926,000 increase in stock based compensation, a $749,000 increase in professional and accounting fees, and a $650,000 increase in salaries and benefits, as headcount increased from 85 employees at June 30, 2015 to 88 employees at June 30, 2016. These increases were partially offset by a $1.9 million decrease in variable compensation resulting from lower attainment of employee and executive bonus targets, and a $226,000 decrease in consulting fees. As a percentage of revenue, general and administrative expenses increased from 11.8% in the six months ended June 30, 2015 to 14.7% in the six months ended June 30, 2016.

Other Operating Expenses

We incurred a restructuring charge of $2.2 million in the six months ended June 30, 2016, primarily due to costs associated with employee termination costs in our Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for our Bellevue and Beijing, China offices, in the second quarter of 2016.  We have substantially completed payments of the employee termination costs. The lease termination costs are expected to be paid evenly over the remaining lease terms which end in September 2020 for our Bellevue office and November 2017 for our Beijing, China office. We did not incur any restructuring charges in the six months ended June 30, 2015.

Interest and Other Expense, Net

Interest and other expense, net, increased from a net expense of $458,000 in the six months ended June 30, 2015 to a net expense of $4.0 million in the six months ended June 30, 2016. This increase in expense was primarily attributable to a $2.3 million impairment charge related to the call option for Plain Vanilla, which was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook, and a $1.8 million increase related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, as compared to the same period from the prior year.

Income Tax Benefit/(Expense)

Our income tax benefit/(expense) changed from a $295,000 tax expense in the six months ended June 30, 2015 to a tax benefit of $151,000 in the six months ended June 30, 2016. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At June 30, 2016, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $148,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	(9,810)	(6,286)
Cash flows used in investing activities	(12,570)	(2,889)
Cash flows provided by (used in) financing activities	(17)	128,070

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of June 30, 2016, we had an accumulated deficit of $277.7 million.

Operating Activities

In the six months ended June 30, 2016, net cash used in operating activities was $9.8 million, which was primarily due to a $26.5 million net loss, a $4.7 million increase in prepaid royalties, and a $1.9 million decrease in accrued royalties. These amounts were partially offset by a $3.6 million decrease in accounts receivable, and adjustments for non-cash items, including stock-based compensation expense of $6.5 million, amortization of intangible assets of $4.7 million, impairment of the Plain Vanilla call option of $2.3 million, a $1.8 million decrease in fair value of the Plain Vanilla promissory notes, and depreciation expense of $1.4 million.

In the six months ended June 30, 2015, net cash used in operating activities was $6.3 million, which was primarily due to a $10.6 million increase in prepaid royalties, a $6.1 million decrease in deferred revenue, a $4.0 million decrease in accrued royalties, and a $783,000 decrease in accrued compensation. These amounts were partially offset by a $7.1 million decrease in accounts receivable, a $783,000 decrease in prepaid expenses and other current assets, and adjustments for non-cash items, including stock-based compensation expense of $5.2 million, amortization of intangible assets of $5.0 million, depreciation expense of $1.4 million, and a non-cash foreign currency translation loss of $416,000.

Investing Activities

In the six months ended June 30, 2016, we used $12.6 million of cash for investing activities primarily related to investments in Plain Vanilla and Dairy Free of $9.5 million in the aggregate, purchases of intangible assets of $2.5 million, and property and equipment purchases of $906,000. These increases were partially offset by a decrease in restricted cash of $336,000.

In the six months ended June 30, 2015, we used $2.9 million of cash for investing activities primarily related to acquisition consideration paid to former Cie Games stockholders of $1.6 million, property and equipment purchases of $1.0 million, and other investments of $250,000.

Financing Activities

In the six months ended June 30, 2016, net cash used in financing activities was $17,000 due primarily to $1.3 million related to option exercises and purchases under our employee stock purchase plan. These cash inflows were offset partially offset by $1.3 million of taxes paid related to net share settlement of RSUs that vested during the first quarter of 2016.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $158.0 million as of June 30, 2016. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $7.0 million as of June 30, 2016, most of which were held by our United Kingdom, Chinese, India, and Russian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely.

As discussed in “Significant Transactions” above, on April 29, 2015, we received aggregate net proceeds of $125.2 million, after offering expenses, in connection with the purchase by Red River of 21,000,000 shares of our common stock.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations, use of cash to repurchase our common stock pursuant to the $50.0 million stock repurchase program approved by our board of directors in January 2016, potential use of cash to exercise, at our election, our call option to acquire the outstanding equity of Plain Vanilla for a pre-arranged price, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund minimum guaranteed royalty payments during the remainder of 2016 as milestone payments become due on applications we publish and/or develop that incorporate third party licensed property.  If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments, which would negatively impact our cash position.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2016:

	Payments Due by Period
	Total	2016 (remaining six months)	2017-2018	2019-2020	Thereafter
	(In thousands)
Operating lease obligations	$14,790	$2,529	$7,769	$4,492	$—
Guaranteed royalties (1)	37,000	33,607	3,393	—	—
Developer commitments (2)	2,110	1,760	350	—	—
Total contractual obligations	$53,900	$37,896	$11,512	$4,492	$—

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

(3)	We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At June 30, 2016, we had $690,000 of gross unrecognized tax benefits, all of which was included in "Other long-term Liabilities" in the consolidated balance sheet.

Fair Value Measurements

For Plain Vanilla, we have elected the fair value option to account for our investment in the promissory notes. The call option was recorded at cost. As of the investment dates, the fair value of the promissory notes and the call option was determined to be $5.1 million and $2.4 million, respectively. As of June 30, 2016, we fair valued the promissory notes issued in January 2016 and May 2016 at $3.3 million and the fair value of the call option was determined to be $60,000. Due to a decrease in the fair market value of the promissory notes, we recorded a charge of $2.1 million and $1.8 million in other expense for the three and six months ended June 30, 2016, respectively. Due to a decline in the fair market value of our call option, we recorded an impairment charge of $2.3 million in other expense for the three and six months ended June 30, 2016. The call option and the promissory notes were recorded in prepaid expenses and other assets as of June 30, 2016.

As of June 30, 2016, our financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	June 30, 2016
Financial Assets
Cash and cash equivalents	$158,037	$—	$—	$158,037
Restricted cash	1,162	—	—	1,162
Convertible promissory note investment in Plain Vanilla Corp.	—	—	3,280	3,280
Call option to acquire Plain Vanilla Corp. (1)	—	—	60	60
Total Financial Assets	$159,199	$—	$3,340	$162,539

(1)	This asset is carried on the consolidated balance sheet on a historical cost basis and evaluated for impairment under ASC 325-20 (see “Note 6 - Investments")

As of December 31, 2015, our financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	December 31, 2015
Financial Assets
Cash and cash equivalents	$180,542	$—	$—	$180,542
Restricted cash	1,498	—	—	1,498
Total Financial Assets	$182,040	$—	$—	$182,040

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

The fair value of the promissory notes were estimated using a probability weighted assessment of the expected cash flows discounted to their present value.  The discount rate of 88.1% used in the analysis reflects the early stage nature of the entity and the overall gaming industry indices.  The assumptions used in the expected cash flows model are Level 3 inputs as defined above. The fair value of the call option was estimated using the probability weighted Black-Scholes valuation model. The Black- Scholes valuation model requires inputs such as the expected term of the call option, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. The weighted average assumptions used by us are Level 3 inputs as defined above and are noted in the following table:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016

Dividend yield	—%	—%
Risk-free interest rate	0.40%	0.44%
Expected volatility	80.00%	62.50%
Expected term (in years)	0.75	0.85

The following table presents the changes in fair value of the Plain Vanilla promissory note and the call option (in thousands):

	Six months ended June 30, 2016
	Asset at the		Impairment	Increase/	Asset at the
	beginning of		of cost method	(decrease) in	end of
	the period	Additions	investment	fair value	the period
Convertible promissory note investment in Plain Vanilla Corp.	$—	$5,100	$—	$(1,820)	$3,280
Call option to acquire Plain Vanilla Corp. (1)	$—	$2,400	$(2,340)	$—	$60

(1)	This asset is carried on the consolidated balance sheet on a historical cost basis and evaluated for impairment under ASC 325-20 (see “Note 6 - Investments")

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Our market risk profile has not changed significantly during the six months ended June 30, 2016.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2016, we had no short-term investments and substantially all $158.0 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income /(expense), operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of June 30, 2016 and December 31, 2015, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Canada, China, Hong Kong, India, Russia, Japan, and Korea, and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At June 30, 2016, Apple Inc. accounted for 40.2%, Google Inc. accounted for 21.1%, and Jirbo Inc. (dba AdColony) (“AdColony”) accounted for 19.5% of our total accounts receivable. At December 31, 2015, Apple accounted for 31.4%, AdColony accounted for 26.2%, and Google accounted for 19.2% of total accounts receivable. No other customer or digital storefront represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2015 and the first three months of 2016, some of these currencies fluctuated significantly. Our revenue are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Euro, Indian Rupee, and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar (“USD”) could have and have had a material impact on our results of operations.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in GBP versus the USD, the Russian Ruble versus the USD and in the Euro versus GBP. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception, including a net loss of $7.2 million in 2015 and a net loss of $26.5 million for the six months ended June 30, 2016.  As of June 30, 2016, we had an accumulated deficit of $277.7 million.  While we have conducted several restructurings between December 2015 and April 2016 aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, including investing more heavily in our existing titles as part of our evergreen games strategy, developing new games with greater complexity, higher production values and deeper social features, running live operations on our games, and taking other steps to strengthen our company.  We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise (particularly since advertising costs in our industry have generally been rising and downloads of our games are decreasing as users spend more time on alternative software applications, such as social media and messaging applications), and we may continue to increase the amount we pay for licenses to third party intellectual property (particularly with regards to celebrity licensors), including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, such as was the case with our launch of Rival Fire,  the title we developed through our strategic partnership with Tencent, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings we will continue to incur losses, such as may be the case with the prepaid guaranteed royalty payments and license fee payments that we have made to Tencent for Rival Fire.  For example, during the three months ended June 30, 2016 we took a restructuring charge of $2.1 million following our headcount reductions initiated in April 2016.  Additionally, during the six months ended June 30, 2016 we recorded a charge of $2.3 million due to a decline in the fair market value of our call option for Plain Vanilla and a charge of $1.8 million due to a decrease in the fair value of the promissory notes issued to us by Plain Vanilla. Given the declines in overall downloads of mobile gaming applications, the marked decline in gaming applications as compared to all mobile gaming applications generally, and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 and Eternity Warriors 4, as well as for our new titles, such as Britney Spears: American Dream and Gordon Ramsay DASH, have downloaded at significantly lower rates as compared to predecessor versions and previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of a product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Historically, we have focused on developing and publishing shooters and other action games primarily directed at male audiences. While our Kim Kardashian: Hollywood,  Kendall and Kylie, and Cooking Dash 2016 titles have been commercially successful, our Katy Perry Pop and Britney Spears: American Dream games were not and meeting consumer expectations could prove more challenging for us in the future as we release a greater number of games that are primarily targeted toward female audiences (such as our other games under development in the celebrity and resource management genres).  Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games.  It is difficult to predict when and how quickly one of our games will decline.  In particular, in connection with our evergreen games strategy, we expect to commit more resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity, and have the potential to become franchise games, and if, as we anticipate, we launch fewer titles in 2016 than in prior years, we may be less likely to launch a game that achieves significant commercial success.  If rates of decline are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games, such as we did with Rival Fire, that we expect to offset these declines, the new games we launch fail to download and/or monetize as we anticipate, or the enhancements we make to existing titles do not result in decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall and Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

Successfully developing and monetizing free-to-play games is a challenging business model.

In early 2010, we changed our business model to focus on becoming a leading developer and publisher of “free-to-play” games for smartphone and tablet devices.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.  The most successful recent launches of free-to-play games tend to include socio-competitive gameplay, player versus player activities, regularly updated content and other complex technological and creative attributes associated with Games-as-a-Service, or GaaS, offerings.  While we are working to include such features in our games, many of our historical games did not include some or all of these GaaS features, and we may not successfully execute this transition.  In addition, following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform.  We are partnering with A-list celebrities to selectively collaborate on future games, and if those games fail to perform to expected levels, such as occurred with our Katy Perry Pop and Britney Spears: American Dream titles, our revenue could be limited and our business and operating results would suffer.  We are also focusing our efforts on making our existing successful games into evergreen titles by adding new features, modes and community-enhancing features. However, this is a strategy with which we have limited experience. If we are unable to successfully implement this strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected, and we may be unable to launch successful new titles due to a diversion of talent and resources to our evergreen titles.  Our efforts to develop free-to-play games, celebrity and other licensed property games, enhance our existing titles and our transition towards becoming a GaaS company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

•

our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including

•	competition for downloads with social media and other non-gaming related applications;
•	limits on the number of mobile applications players are willing to download to and maintain on their devices;
•	poor consumer reviews or other negative publicity;
•	ineffective or insufficient marketing efforts;
•	lack of sufficient social and community features;
•	lack of prominent storefront featuring;
•	failure to reach and maintain Top Free App Store rankings;
•

the relatively large file size of some of our games, which has been exacerbated due to Apple’s requirement that games released on the Apple App Store include 64-bit support, in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations (which may have been the case with Britney Spears: American Dream); and

•

the inherent limitations of the smartphone platforms and telecommunications networks, which at most only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network; as a result, players must download our games that exceed 100 megabytes either via a wireless Internet (wifi) connection or initially to their computer and then side-load them to their device;

•

even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games, such as has been the case with our Kendall and Kylie title, which may occur for a variety of reasons, including poor game design or quality, lack of GaaS features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;

•

future celebrity and other licensed property games that we release may fail to resonate with consumers, may cannibalize revenue from our existing games, and may cost more to build than other titles due to the minimum guaranteed royalty payments to our celebrity licensors and due to the need to differentiate gameplay among titles featuring celebrities.  It is unclear whether future celebrity-based games have the potential to generate revenue at levels similar to our Kim Kardashian: Hollywood title or whether these games can be successful at all, including that the number of social media followers for a particular celebrity may have limited impact on the financial success of a title (as occurred with our Katy Perry Pop and Britney Spears: American Dream titles) or the number of initial downloads may not result in significant financial success on a sustained basis (as occurred with our Kendall and Kylie title);

•

we intend to continue to develop games based upon our own intellectual property, rather than celebrities or well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly considering we have experienced significantly fewer downloads of recent launches of game sequels as compared to their predecessors;

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

•

we may have difficulty hiring the experienced monetization, subscription, live operations, server technology, user experience and product management personnel that we require to support our continued transition to becoming a GaaS company and to building the premier celebrity gaming platform, or may face difficulties in developing our GaaS technology platform and incorporating it into our products or developing unique gameplay;

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our transition to becoming a GaaS company.  If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 63.0% of our total revenue for the six months ended June 30, 2016 compared with 60.9% of our total revenue for the six months ended June 30, 2015.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 52.9% and 53.2% of our total revenue for the six months ended June 30, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 35.8% and 37.2% of our total revenue for the six months ended June 30, 2016 and 2015, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 26.8% and 26.7% of our total revenue for the six months ended June 30, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. For example, in June 2016 Apple announced that they will begin displaying search advertisements for applications in the Apple App Store search results for the first time.  We may need to purchase such advertising to ensure the prominence of our games in the Apple App Store which could result in our marketing expenses increasing significantly. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We compete for space on user’s smartphones and tablet devices in terms of the number of applications on their device and the amount of storage consumed by such applications.  We also compete more generally for the time and attention of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media and messaging applications. We compete for promotional and digital storefront placement based on our relationship with the digital storefront owner, historical performance, game quality, perception of sales potential, customer reviews and relationships with celebrities and other licensors of brands and other content.  For celebrities, brands and other content licensors, we compete based on royalty and other economic terms, historical financial performance of celebrity and other third-party licensed brand and property games, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Activision (particularly through its acquisition of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Nexon, Warner Brothers, and Zynga and many well-funded private companies, including Kabam, Machine Zone, Niantic, Pocket Gems, Rovio, Scopely, SGN Games, Storm 8/Team Lava, and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music applications, such as Pandora, Spotify and Tidal, and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 2.4 million applications, including more than 630,000 active games, were available on Apple’s U.S. App Store as of July 31, 2016.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

•	decisions by us to incur additional expenses, such as increases in research and development, restructuring expenses, or unanticipated increases in vendor-related costs, such as hosting fees;
•	the timing of successful mobile device launches;
•	the seasonality of our industry;
•

changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within some of our games;

•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in the six months ended June 30, 2016, we impaired $148,000 related to contractual minimum guarantee commitments and other prepaid royalties, $2.3 million  related to the impairment of our call option in Plain Vanilla, and $1.8 million related to a decline in the fair value of the promissory notes issued to Plain Vanilla, and in future periods we may be required to impair our goodwill due to declines in our business and/or stock price, or take significantly larger impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful, including impairments related to our prepaid royalty commitments and license fees to Tencent in connection with our Rival Fire title; and

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

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and expect to continue to incur significant minimum guaranteed royalty and other payments.  As of June 30, 2016 we have short-term and long-term prepaid royalty balances totaling $76.0 million. As a result, we may incur increased levels of impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in the six months ended June 30, 2016, we impaired $148,000, related to contractual minimum guarantee and other payments primarily related to impairment of minimum guaranteed royalty payments and warrants issued in connection with our James Bond: World of Espionage title.  In 2016, we expect that all of the games we release will be based on or otherwise incorporate celebrities and other third-party licensed brands, properties and other content as opposed to our original intellectual property games where we do not incur licensing fees and expenses.  As a result, we may be required to take significantly larger impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful, including impairment of a portion of the $10.0 million minimum guaranteed royalty and $5.0 million license fee payments in connection with our Rival Fire title.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top four titles for the six months ended June 30, 2016, (Kim Kardashian: Hollywood,  Cooking Dash 2016, Racing Rivals, and Kendall and Kylie, generated approximately 60.0% of our revenue during the period, while our top four titles for six months ended June 30, 2015 (Kim Kardashian: Hollywood,  Racing Rivals,  Deer Hunter 2014, and Contract Killer: Sniper), generated approximately 75.2% of our revenue during the period; no other game generated more than 10% of our revenue during the respective periods. In particular, Kim Kardashian: Hollywood, which was launched in June 2014, has accounted for a significant portion of our revenue, having generated 21.7% and 34.9% of our revenue for the six months ended June 30, 2016 and 2015, respectively.  However, we expect revenue from our top four titles from the six months ended June 30, 2016 to decline in the remainder of 2016, as we do not expect the measures we are implementing with respect to our evergreen games strategy to begin to take effect for several months. We have limited experience or success with this strategy and may not succeed in implementing or executing on it, which would cause our revenues to decline. In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, the Katy Perry Pop title we launched in the fourth quarter of 2015 and our Britney Spears: American Dream title that we launched in May 2016 both failed to generate meaningful revenue, and revenue from our Kendall and Kylie title declined significantly from its peak level following global launch in February 2016. In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several recent games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our game franchises would lead to revenue declines.

We expect a significant percentage of our product launches for the foreseeable future to be in the celebrity genre, including additional titles featuring female musicians.  If these games do not succeed, our operating results and financial condition could be harmed and investors may question the viability of our celebrity product strategy.

We intend to launch games featuring Nicki Minaj and Taylor Swift, and have entered into agreements with additional celebrities to create games featuring their intellectual property. Games featuring celebrities will account for a significant percentage of our overall title releases in 2016, and will also account for a significant portion of our forecasted revenue.  We face a number of risks in our ability to successfully develop and monetize games featuring celebrities and may be unable to fully recoup minimum guaranteed royalty payments made to such celebrities through the generation of ongoing revenues from our titles.  For example, although Kim Kardashian: Hollywood has been by far the most successful mobile game featuring a celebrity and our Kendall and Kylie game achieved initial success following its worldwide launch in February 2016, we and other game developers have failed to achieve success with games featuring other celebrities, including our Katy Perry Pop and Britney Spears: American Dream titles. Further, we have been unable to sustain the initial success experienced with our Kendall and Kylie game while Britney Spears: American Dream failed to attract a significant user base and downloads from its initial launch, resulting in lower monetization.  Accordingly, it is possible that there is something unique about Kim Kardashian West, the nature of her celebrity and the demographics and purchasing power of her fan base that has led to the continued and sustained success of Kim Kardashian: Hollywood that will not be replicable in games featuring other celebrities, particularly musicians. We plan to release additional games featuring female musicians –Nicki Minaj and Taylor Swift – and it is possible that games featuring these celebrities will not be commercially successful in the same manner as our prior games featuring a female musician, Katy Perry Pop and Britney Spears: American Dream.  In addition, some of the celebrities with whom we have partnered may have similar fan bases, and any actual overlap in the audiences for our different celebrity games could result in market saturation or cannibalization of revenue of our own games.  We must also differentiate our various celebrity games in order to ensure our games remain fresh and engaging and to satisfy our celebrity partners.  However, differentiating the game engines for our various celebrity titles could lead to increased development costs and potential product launch delays and may result in games that do not monetize as well as Kim Kardashian: Hollywood.  If our new celebrity games are not successful, our business and operating results would suffer and investors may question the viability of our celebrity product strategy.

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

Cyber attacks, security breaches, and computer viruses have occurred on our systems in the past and may occur on our systems in the future. We store sensitive information, including personal information about our employees.  In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Apple, Google, and Facebook.   Security breaches of our systems or the systems of third-parties on which we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability.  Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or our advertisers’ data. In addition, outside parties may attempt to fraudulently induce employees to disclose information in order to gain access to our data, our employees’ data, our players’ data or our advertisers’ data. We were the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums, and in January 2016 another cyber attack caused us to take down our user forums for nearly a week. In May 2016, one of our employees fell victim to a spear phishing attack in which the employee uploaded sensitive employee information to a third party website. In October 2013, we were also the victim of a “CryptoLocker” ransomware attack that temporarily prevented our access to sensitive company files.  Although these incidents did not result in a material loss of revenue, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue.  Maintaining an international presence in China and elsewhere, we may place ourselves at increased risk of cyber attacks, such as the denial of service attacks that affected Sony Pictures in the fourth quarter of 2014.  In addition, as highlighted by recent reports that ISIS terrorists may have used Sony’s PlayStation 4 network to plan attacks, the chat and other social features in our games could potentially be used by terrorist organizations or other criminals to communicate or for other nefarious purposes, which could severely damage our brand and reputation.  If an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm due to such events or in connection with remediation efforts and costs, investigation costs or penalties, litigation, regulatory and enforcement actions, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results. In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could have a significant impact on our financial and operating results.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 41.5% in 2015 and was 43.1% in the first six months of 2016, largely due to the success of Kim Kardashian: Hollywood and, to a lesser extent, Kendall and Kylie,  Racing Rivals, and the Tap Sports Baseball franchise. We expect our revenue derived from games based on or substantially incorporating third-party intellectual property to increase further in 2016, as we expect to continue to derive significant revenue from Kim Kardashian: Hollywood, Kendall and Kylie, Racing Rivals, Tap Sports Baseball 2016, and Gordon Ramsay DASH, and as all of the titles we plan to release in the remainder of 2016 will feature or otherwise leverage celebrities or other third-party licensed brands, properties or other content. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new celebrities on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

We publish games developed by third parties, which exposes us to a number of potential operational and legal risks.

Publishing games developed by third parties exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guaranteed royalties in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  For example, we agreed to pay a significant license fee and minimum guaranteed royalty payment to an affiliate of Tencent Holdings Limited, or Tencent, to license and publish Tencent’s WeFire game in the United States and international markets outside of Asia under the title Rival Fire.  Third-party games that we license and publish may not be commercially successful, particularly if they fail to appeal to Western audiences, and may not generate the amount of revenues necessary for us to fully recoup minimum guaranteed royalty and license fee payments.  We and other mobile gaming companies have failed in the past to achieve commercial success in bringing successful games developed and launched in Asia to Western markets, and we may similarly fail to achieve commercial success with respect to our efforts relating to publishing Rival Fire. In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

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

We have implemented a number of restructurings during the last several years in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel in Beijing, China, Bellevue, Washington, San Mateo, California and Long Beach, California.  We plan to continue to manage costs to better and more efficiently manage our business.  This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.  In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

We may not realize the benefits expected through our strategic relationship with Tencent and other aspects of the relationship could have adverse effects on our business.

In April 2015, we entered into a strategic relationship with Tencent Holdings Limited, or Tencent, a leading Internet company in China and arguably the world’s largest gaming company.  Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  In November 2015, we entered into an agreement with Tencent to license and publish its game, WeFire, in the United States and international markets outside of Asia under the name Rival Fire.  Our agreement to publish Rival Fire may not be successful, particularly given the license fees and royalties we will be required to pay under the agreement.  In addition, we may not succeed in entering into any other agreements or operating partnerships with Tencent in the future.  Even if we do enter into additional operational partnerships, it could take months to years to fully realize the benefits of such partnerships and, to the extent such agreements involve publishing our games in China, some of our platform partners in China and other parts of Asia may view such a partnership negatively, and in fact, some partners in China may already view the fact that Tencent is a significant investor in us negatively, and we may find it more difficult to obtain featuring of our games from such partners in China going forward.

Tencent, through its controlled affiliates, held approximately 21.2% of the aggregate voting power of our common stock as of June 30, 2016, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and Mr. Ma or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

Conversion of key internal systems and processes, particularly our ERP system, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We have underway a multi-phase project to convert certain key internal systems and processes, including our enterprise resource planning, or ERP, system to a cloud based system. Since April 2016, we have been preparing to implement major changes to our ERP system, which activities we expect to continue into 2017. In connection with the transfer to our new ERP system in the third quarter of 2016, we have scheduled a shutdown of certain of our legacy ERP systems in the third quarter of 2016, which may impact our processes in the third and fourth quarters of 2016. We are still early in the process of transitioning to our new ERP system and may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process payments, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated and in the event of lengthy project delays, we may experience issues with retention of the implementation team. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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
•

an impairment of acquired goodwill and other intangible assets or investments in future periods would result in a charge to earnings in the period in which the write-down occurs, such as the case with the charge we took in the second quarter of 2016 for our investments in Plain Vanilla;

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

•

liability for activities of the acquired or investee companies before the acquisition or investment, including violations of laws, rules and regulations, commercial disputes, tax liabilities, accounting standards and other known and unknown liabilities;

•	harm to our brand and reputation; and
•	harm to our existing business relationships with business partners and advertisers as a result of the acquisition.

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

International sales represented approximately 26.9% and 35.0% of our revenue during the six months ended June 30, 2016 and 2015, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan, and Russia.  We expect to increase our international presence (including to the extent we elect to exercise our call option to acquire Icelandic game developer, Plain Vanilla Corp.), and we expect international sales will continue to be an important component of our revenue, particularly in APAC markets.  Risks affecting our international operations include:

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
•

regulations that could potentially affect the content of our products and their distribution, particularly in China where multiple governmental bodies must review and approve of any gaming application before it may be published;

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

While the number of people using mobile Internet-enabled devices, such as smartphones and tablet devices, has increased dramatically in the past few years, the mobile market, particularly the market for mobile games, is still emerging, and it may not grow as we anticipate.  Our future success is substantially dependent upon the continued growth of use of mobile devices for games, as opposed to social media applications or other uses.  The proliferation of mobile devices may not continue to develop at historical rates and consumers may not continue to use mobile Internet-enabled devices as platforms for games.  We believe that historic rates of adoption and download of new applications in the United States will not continue to rise, and will instead decline, as the U.S. mobile application market enters a mature state. In addition, new and emerging technologies could make the mobile devices on which our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the FTC and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  For example, in December 2012, the FTC adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13, which amendments became effective in July 2013.  In addition, the European Union has proposed reforms to its existing data protection legal framework.  In addition, in October 2015, the Court of Justice of the European Union issued a ruling striking down the longstanding Safe Harbor agreement between the United States and the European Union, which in July 2016 was replaced by the Privacy Shield. Various government and consumer agencies have also called for new regulation and changes in industry practices.  For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices.  Additionally, in January 2014, the FTC announced a settlement with Apple related to in-app purchases made by minors.  In April 2016, the FTC was also successful in a lawsuit against Amazon, with a Federal District Court granting summary judgment in favor of the FTC, finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors.  In response to developments in the interpretation and understanding of regulations such as these and guidance and inquiries from the California Attorney General, we released updates to our My Dragon and Deer Hunter Reloaded games and made changes to our games in development to make our privacy policy readily accessible to players of these games as required by the California Online Privacy Protection Act.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement.  Costs to comply with these laws may increase as a result of changes in interpretation.  Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.  The security measures we have in place to protect our data and the personal information of our employees, customers and partners could be breached due to cyber-attacks initiated by third party hackers, employee error or malfeasance, fraudulent inducement of our employees to disclose sensitive information or otherwise.  Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any breach or unauthorized access could materially interfere with our operations or our ability to offer our services or result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our data, which could have an adverse effect on our business and operating results.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only four issued U.S. patents (including a corresponding Patent Cooperation Treaty (PCT) international patent for three of the four U.S. patents) and only seven U.S. patent applications currently outstanding, including one that we inherited through acquisitions (and we have four corresponding PCT international patent applications), so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on three of our eight U.S. patent applications and one of the issued U.S. patents, and an additional foreign patent application for our one of our issued U.S. patents.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter 2014 game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement with Hothead in August 2015 in which Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

During the three months ended June 30, 2016, we did not repurchase any shares of our common stock.

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

GLU MOBILE INC.
Date: August 9, 2016	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	Amended and Restated Glu Mobile Inc. 2016 Executive Bonus Plan	8-K	001‑33368	99.01	05/13/16
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.