Form 10-Q
period 2016-09-30
GLU MOBILE INC
filed 2016-11-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2016: 133,463,532.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2016

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and Three and Nine Months Ended September 30, 2015	4

Condensed Consolidated Statements of Comprehensive (Loss)/Income for the Three and Nine Months Ended September 30, 2016 and Three and Nine Months Ended September 30, 2015	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4. CONTROLS AND PROCEDURES	45

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	47

ITEM 1A. RISK FACTORS	47

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	74

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	74

ITEM 4. MINE SAFETY DISCLOSURES	74

ITEM 5. OTHER INFORMATION	74

ITEM 6. EXHIBITS	74

SIGNATURES	75

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$147,515	$180,542
Accounts receivable, net	14,161	17,956
Prepaid royalties (including prepaid royalties to a related party of $0 and $7,949 as of September 30, 2016 and December 31, 2015, respectively)	10,464	23,715
Prepaid expenses and other assets	18,392	14,841
Total current assets	190,532	237,054
Property and equipment, net	5,539	5,447
Restricted cash	1,162	1,498
Long-term prepaid royalties (including long-term prepaid royalties to a related party of $0 and $2,051 as of September 30, 2016 and December 31, 2015, respectively)	31,877	46,944
Other long-term assets	3,866	1,386
Intangible assets, net (including intangible assets acquired from a related party of $0 and $5,000 as of September 30, 2016 and December 31, 2015, respectively)	10,891	22,767
Goodwill	88,108	87,890
Total assets	$331,975	$402,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,647	$9,386
Accrued liabilities	1,646	1,654
Accrued compensation	9,342	7,100
Accrued royalties (including accrued royalties to a related party of $0 and $10,449 as of September 30, 2016 and December 31, 2015, respectively)	7,769	21,032
Accrued restructuring	381	342
Deferred revenue	32,426	31,112
Total current liabilities	62,211	70,626
Long-term accrued royalties (including long-term accrued royalties to a related party of $0 and $2,051 as of September 30, 2016 and December 31, 2015, respectively)	21,384	24,347
Other long-term liabilities	1,331	1,585
Total liabilities	84,926	96,558

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at September 30, 2016 and December 31, 2015; 133,464 and 131,580 shares issued and outstanding at September 30, 2016 and December 31, 2015	14	13
Additional paid-in capital	568,396	557,748
Accumulated other comprehensive income/(loss)	113	(85)
Accumulated deficit	(321,474)	(251,248)
Total stockholders’ equity	247,049	306,428
Total liabilities and stockholders’ equity	$331,975	$402,986

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$51,381	$63,250	$154,272	$188,870
Cost of revenue:
Platform commissions, royalties and other	18,918	25,890	57,771	73,431
Impairment of prepaid royalties and minimum guarantees (including impairment of prepaid royalties and minimum guarantees paid to a related party of $9,866 for the three and nine months ended September 30, 2016, and $0 for the three and nine months ended September 30, 2015, respectively)	29,836	1,555	29,984	1,644
Impairment and amortization of intangible assets (including impairment and amortization of intangible assets acquired from a related party of $5,000 for the three and nine months ended September 30, 2016, and $0 for the three and nine months ended September 30, 2015, respectively)	7,320	2,360	11,981	7,228
Total cost of revenue	56,074	29,805	99,736	82,303
Gross (loss)/profit	(4,693)	33,445	54,536	106,567
Operating expenses:
Research and development	20,080	16,304	61,113	52,855
Sales and marketing	10,104	12,302	33,663	37,511
General and administrative	7,011	4,419	22,091	19,254
Amortization of intangible assets	—	31	—	190
Restructuring charge	57	—	2,279	—
Total operating expenses	37,252	33,056	119,146	109,810
(Loss)/income from operations	(41,945)	389	(64,610)	(3,243)
Interest and other expense, net:
Interest income	12	15	58	34
Other expense	(1,665)	(167)	(5,695)	(644)
Interest and other expense, net	(1,653)	(152)	(5,637)	(610)
(Loss)/income before income taxes	(43,598)	237	(70,247)	(3,853)
Income tax benefit/(provision)	(129)	(79)	21	(374)
Net (loss)/income	$(43,727)	$158	$(70,226)	$(4,227)

Net (loss)/income per common share - basic and diluted
Basic	$(0.33)	$0.00	$(0.54)	$(0.04)
Diluted	$(0.33)	$0.00	$(0.54)	$(0.04)
Weighted average common shares outstanding - basic and diluted
Basic	133,110	127,287	131,160	115,775
Diluted	133,110	131,486	131,160	115,775

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss)/income	$(43,727)	$158	$(70,226)	$(4,227)
Other comprehensive (loss)/income:
Foreign currency translation adjustments (1)	812	10	198	(9)
Other comprehensive (loss)/income:	812	10	198	(9)
Comprehensive (loss)/income	$(42,915)	$168	$(70,028)	$(4,236)

(1)

Includes write-off of cumulative translation adjustment upon substantial liquidation of the Company’s United Kingdom entity which is recognized in other expense in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2016.

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(70,226)	$(4,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,145	2,156
Impairment and amortization of intangible assets (including impairment and amortization of intangible assets acquired from a related party of $5,000 for the nine months ended September 30, 2016, and $0 for the nine months ended September 30, 2015, respectively)	11,981	7,418
Change in fair value of investments	2,390	—
Non-cash foreign currency translation loss	705	643
Stock-based compensation	9,596	8,217
Non-cash warrant (benefit)/expense	(29)	2,124
Impairment of prepaid royalties and minimum guarantees (including impairment of prepaid royalties and minimum guarantees paid to a related party of $9,866 for the nine months ended September 30, 2016, and $0 for the nine months ended September 30, 2015, respectively)	29,984	1,644
Impairment of investments	2,600	—
Changes in allowance for doubtful accounts	(120)	418
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,751	5,471
Prepaid royalties	(16,139)	(25,388)
Prepaid expenses and other assets	(1,153)	(636)
Accounts payable and other accrued liabilities	674	(1,200)
Accrued liabilities	(14)	(58)
Accrued compensation	2,246	(5,222)
Accrued royalties and license fees	748	(1,895)
Deferred revenue	1,312	(3,177)
Accrued restructuring	40	—
Other long-term liabilities	(93)	(392)
Net cash used in operating activities	(19,602)	(14,104)

Cash flows from investing activities:
Purchase of property and equipment	(1,702)	(1,538)
Net cash paid for acquisitions	(358)	(1,916)
Decrease in restricted cash	336	492
Investments in Plain Vanilla Corp and Dairy Free Games, Inc. (Note 6)	(9,500)	—
Purchase of intangible assets (including purchase of intangible assets from a related party of $2,500 and $0 as of September 30, 2016 and September 30, 2015, respectively)	(2,500)	—
Other investing activities	—	(250)
Net cash used in investing activities	(13,724)	(3,212)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	2,164	5,360
Taxes paid related to net share settlement of equity awards	(1,602)	(2,403)
Excess tax benefit from stock awards	—	178
Proceeds from exercise of stock warrants and issuance of common stock	—	675
Proceeds from private offering, net of issuance costs	—	125,156
Net cash provided by financing activities	562	128,966

Effect of exchange rate changes on cash	(263)	(213)
Net (decrease)/increase in cash and cash equivalents	(33,027)	111,437
Cash and cash equivalents at beginning of period	180,542	70,912
Cash and cash equivalents at end of period	$147,515	$182,349

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2016 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of September 30, 2016 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts that accounted for more than 10% of the Company’s revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Apple	52.7%	51.7%	52.9%	52.7%
Google	27.1%	26.7%	26.9%	26.7%

At September 30, 2016, Apple Inc. (“Apple”) accounted for 35.3%, Jirbo Inc. (dba AdColony) (“AdColony”) accounted for 23.0%, and Google Inc. (“Google”) accounted for 21.9% of the Company’s total accounts receivable. At December 31, 2015, Apple accounted for 31.4%, AdColony accounted for 26.2%, and Google accounted for 19.2% of the Company’s total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-19 simplifies some aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. Early adoption is permitted. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The updated standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

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

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, Identifying Performance Obligations and Licensing, was issued in April 2016 and amends other sections of ASU 2014-09, including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, non-cash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact that the updated guidance provided by these three new ASUs will have on its consolidated financial statements.

Note 2 — Net (Loss)/Income Per Share

The Company computes basic net (loss)/income/ per share by dividing its net income or loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.  Diluted net (loss)/income per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans (including stock options, restricted stock units (“RSUs”) and common stock issuable through the Company’s employee stock purchase plan), and warrants by application of the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss)/income	$(43,727)	$158	$(70,226)	$(4,227)
Basic and diluted shares used to compute net (loss)/income per share:
Weighted average common shares outstanding	133,110	130,926	132,499	119,414
Weighted average common shares subject to restrictions	—	(3,639)	(1,339)	(3,639)
Weighted average shares used to compute basic net (loss)/income per share	133,110	127,287	131,160	115,775
Dilutive potential common shares	—	4,199	—	—
Weighted average shares used to compute diluted net (loss)/income per share	133,110	131,486	131,160	115,775
Basic net (loss)/income per share	$(0.33)	$0.00	$(0.54)	$(0.04)
Diluted net (loss)/income per share	$(0.33)	$0.00	$(0.54)	$(0.04)

The following weighted average options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, and RSUs have been excluded from the computation of net (loss)/income per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Warrants to purchase common stock	4,267	2,606	4,267	3,687
Unvested common shares subject to restrictions	—	3,267	1,339	3,639
Options to purchase common stock	6,936	5,029	7,048	6,766
RSUs	7,599	4,738	7,487	5,375
	18,802	15,640	20,141	19,467

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

As of September 30, 2016, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	September 30, 2016
Financial Assets
Cash and cash equivalents	$147,515	$—	$—	$147,515
Restricted cash	1,162	—	—	1,162
Convertible promissory note investment in Plain Vanilla Corp.	—	—	2,710	2,710
Call option to acquire Plain Vanilla Corp. (1)	—	—	—	—
Total Financial Assets	$148,677	$—	$2,710	$151,387

(1)	This asset is carried on the consolidated balance sheet on a historical cost basis and evaluated for impairment under ASC 325-20 (see “Note 6 - Investments")

As of December 31, 2015, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	December 31, 2015
Financial Assets
Cash and cash equivalents	$180,542	$—	$—	$180,542
Restricted cash	1,498	—	—	1,498
Total Financial Assets	$182,040	$—	$—	$182,040

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash.

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

The fair value of the promissory notes was estimated using a probability weighted assessment of the expected cash flows discounted to their present value.  The discount rate of 25% used in the analysis reflects the early stage nature of the entity and the overall gaming industry indices. The assumptions used in the expected cash flows model are Level 3 inputs as defined above. The fair value of the call option was estimated using the probability weighted Black-Scholes valuation model. The Black-Scholes valuation model requires inputs such as the expected term of the call option, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. The weighted average assumptions used by the Company are Level 3 inputs as defined above and are noted in the following table:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016

Dividend yield	—%	—%
Risk-free interest rate	0.35%	0.41%
Expected volatility	66.65%	63.88%
Expected term (in years)	0.34	0.68

The following table presents the changes in fair value of the Plain Vanilla promissory notes and the call option:

	Nine months ended September 30, 2016
	Asset at the		Impairment		Asset at the
	beginning of		of cost method	Decrease in	end of
	the period	Additions	investment	fair value	the period
Convertible promissory note investment in Plain Vanilla Corp.	$—	$5,100	$—	$(2,390)	$2,710
Call option to acquire Plain Vanilla Corp. (1)	$—	$2,400	$(2,400)	—	$—

This asset is carried on the consolidated balance sheet on a historical cost basis and evaluated for impairment under ASC 325-20 (see “Note 6 - Investments").

Note 4 — Balance Sheet Components

Accounts Receivable

	September 30,	December 31,
	2016	2015
Accounts receivable	$14,997	$18,672
Less: Allowance for doubtful accounts	(836)	(716)
	$14,161	$17,956

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three and nine months ended September 30, 2016 and 2015.

Prepaid Expenses and Other Assets

	September 30,	December 31,
	2016	2015
Deferred platform commission fees	$8,445	$7,675
Convertible promissory notes investment in Plain Vanilla Corp.	2,710	—
Deferred royalties	3,075	2,668
Taxes receivable	63	759
Other	4,099	3,739
	$18,392	$14,841

Property and Equipment

	September 30,	December 31,
	2016	2015
Computer equipment	$6,581	$6,106
Furniture and fixtures	1,035	1,053
Software	7,872	7,408
Leasehold improvements	4,911	3,661
	20,399	18,228
Less: Accumulated depreciation and amortization	(14,860)	(12,781)
	$5,539	$5,447

Depreciation expense for the three months ended September 30, 2016 and 2015 was $768 and $718, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $2,145  and $2,156, respectively.

Other Long-Term Liabilities

	September 30,	December 31,
	2016	2015
Deferred rent	$471	$692
Uncertain tax position obligations	704	567
Other	156	326
	$1,331	$1,585

Note 5 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2016 and December 31, 2015 were as follows:

		September 30, 2016			December 31, 2015
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 yrs	$23,147	$(16,898)	$6,249	$34,750	$(22,954)	$11,796
Catalogs	1 yr	—	—	—	1,152	(1,152)	—
ProvisionX Technology	6 yrs	—	—	—	190	(190)	—
Carrier contract and related relationships	5 yrs	14,400	(11,549)	2,851	24,200	(20,597)	3,603
Licensed content	2.5 - 5 yrs	2,430	(2,430)	—	7,866	(2,866)	5,000
Service provider license	9 yrs	220	(215)	5	454	(406)	48
Trademarks	7 yrs	5,122	(3,336)	1,786	5,217	(2,897)	2,320
		45,319	(34,428)	10,891	73,829	(51,062)	22,767
Other intangible assets amortized to operating expenses:
Emux Technology	6 yrs	—	—	—	1,228	(1,228)	—
Non-compete agreements	4 yrs	—	—	—	5,391	(5,391)	—
		—	—	—	6,619	(6,619)	—
Total intangibles assets		$45,319	$(34,428)	$10,891	$80,448	$(57,681)	$22,767

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

During the three months ended September 30, 2016, the Company wrote-off fully amortized intangible assets with an aggregate gross book value and accumulated amortization value of $28,885 as these intangible assets were considered obsolete after the recent liquidation of a foreign subsidiary and the restructuring of the Company’s Washington studio.

During the three and nine months ended September 30, 2016, the Company recorded an impairment of intangible asset of $4,597 related to the license fee paid to an affiliate of one of the Company’s principal stockholders related to the Company’s Rival Fire game due to the underperformance of the title which launched during the third quarter of 2016 and the negligible cash flows anticipated during the remaining contractual life of the license. No impairment of intangible assets was recorded during the three and nine months ended September 30, 2015.

During the three months ended September 30, 2016 and 2015, the Company recorded amortization expense in the amounts of $2,723 and $2,360, respectively, in cost of revenue. During the nine months ended September 30, 2016 and 2015, the Company recorded amortization expense in the amounts of $7,384 and $7,228, respectively, in cost of revenue. During the three months ended September 30, 2016 and 2015, the Company recorded amortization expense in the amounts of $0 and $31, respectively, in operating expenses. During the nine months ended September 30, 2016 and 2015, the Company recorded amortization expense in the amounts of $0 and $190, respectively, in operating expenses.

As of September 30, 2016, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2016	$2,227
2017	6,112
2018	1,750
2019	802
2020 and thereafter	—
$10,891

Goodwill

Goodwill for the periods indicated was as follows:

	September 30, 2016	December 31, 2015
Goodwill	$161,001	$161,075
Accumulated impairment losses	(73,111)	(73,111)
Balance as of January 1	87,890	87,964
Goodwill acquired during the year	253	—
Effects of foreign currency exchange	(35)	(74)
Balance as of period ended:	88,108	87,890
Goodwill	161,219	161,001
Accumulated impairment losses	(73,111)	(73,111)
Balance as of period ended	$88,108	$87,890

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

The Company performed its annual impairment assessment as of September 30, 2016 and determined a Step 1 analysis was necessary due to a significant decline in its market capitalization and the significant impairment of prepaid royalties recorded during the three months ended September 30, 2016. Based on the results of the Step 1 analysis, the Company concluded that the fair value of the reporting unit was greater than the carrying value of the reporting unit based on a methodology that utilized both an income approach and a market approach. The Company considered valuation factors including its market capitalization, future discounted cash flows and an estimated control premium based upon a review of comparable market transactions.

If it is determined that it is not likely that the Company will meet projections of future cash flows, if the Company’s market capitalization remains at depressed levels for a prolonged period or is further reduced, or if any material impairments of prepaid royalties or license fee assets are recorded, among other factors, it is possible that the Company may need to re-evaluate its assumptions and perform an additional impairment assessment in future reporting periods.  Such assessment could result in impairments to the Company’s goodwill, which could adversely impact the Company’s results of operations.

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

For Plain Vanilla, the Company has elected the fair value option to account for its investment in the promissory notes. The call option was recorded at cost. As of the investment dates, the fair values of the promissory notes and the call option were determined to be $5,100 and $2,400, respectively. As of September 30, 2016, the Company computed the fair value of the promissory notes to be $2,710 and the fair value of the call option to be $0. Due to the decrease in the fair market value of the promissory notes, the Company recorded a charge of $570 and $2,390 in other expense for the three and nine months ended September 30, 2016, respectively. Due to a decline in the forecasted revenue and future cash flow outlook of Plain Vanilla, the fair value of the call option as of September 30, 2016 was estimated to be negligible, which resulted in the Company recording an impairment charge of $60 and $2,400 in other expense for the three months and nine months ended September 30, 2016, respectively. The promissory notes were recorded in prepaid expenses and other assets as of September 30, 2016.

For Dairy Free, the preferred stock investment was recorded at cost. As of the investment date and as of September 30, 2016, the preferred stock investment was recorded at $2,000 in other long-term assets. The development funding will be recognized as research and development expense as the development activities are performed. For the three and nine months ended September 30, 2016, the Company recorded $289 and $889, respectively, in research and development expense related to this arrangement.

The Company is not obligated to provide any explicit or implicit financial or other support to Plain Vanilla and Dairy Free other than what was contractually agreed to in the respective investment agreements. The Company has no exposure to loss beyond its investments in Plain Vanilla and Dairy Free.

Note 7 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through April 2021. Rent expense for the three months ended September 30, 2016 and 2015 was $1,164 and $1,229, respectively.  Rent expense for the nine months ended September 30, 2016 and 2015 was $3,697 and $3,378, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $719 and $749 at September 30, 2016 and December 31, 2015, respectively, of which $471 and $692 was included within other long-term liabilities at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Year Ending December 31,	Payments
2016	$1,107
2017	4,368
2018	3,042
2019	2,642
2020 and thereafter	1,858
$13,017

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

At September 30, 2016, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2016	$14,150	$1,110
2017	12,117	650
2018	25	—
	$26,292	$1,760

The amounts represented in the table above reflect our minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s Consolidated Financial Statements.

Future developer commitments as of September 30, 2016 were $1,760. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $21,612 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Each quarter, the Company evaluates the realization of its royalties as well as any recognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties, license fees, and guarantees. This evaluation considers multiple factors, including Level 3 inputs such as the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices published by the Company and its competitors and/or other game platforms (e.g., consoles and personal computers) utilizing the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period that impairment is indicated. The Company recorded impairment charges to cost of revenue of $29,836 and $1,555 related to prepaid guaranteed royalties and license fees paid to an affiliate of one of the Company’s principal stockholders related to the Company’s game, Rival Fire, guaranteed royalty payments related to certain of its celebrity license agreements, and certain other prepaid royalties during the three months ended September 30, 2016 and September 30, 2015, respectively. The impairment charges recorded during the nine months ended September 30, 2016 and September 30, 2015 were $29,984 and $1,644 related to prepaid guaranteed royalties and license fees paid to an affiliate of one of the Company’s principal stockholders related to the Company’s game, Rival Fire, guaranteed royalty payments related to certain of its celebrity license agreements, and certain other prepaid royalties, respectively.

Income Taxes

As of September 30, 2016, unrecognized tax benefits and potential interest and penalties are classified within “other long-term liabilities” on the Company’s unaudited condensed consolidated balance sheets. As of September 30, 2016, the settlement of $704 of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

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

Warrants to Purchase Common Stock

Celebrity Warrants

During 2015, the Company issued warrants to celebrity licensors, and entities affiliated with one of the celebrity licensors, to purchase up to an aggregate of 1,100 shares of the Company’s common stock, subject to adjustments for dividends, reorganizations and other common stock events (collectively, the “Celebrity Warrants”). With respect to Celebrity Warrants covering 1,000 shares, such warrants vest with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months, subject to full acceleration in the event of (i) the Company’s full recoupment of the minimum guarantee payments under the related license agreement, (ii) the termination of the license agreement due to the Company’s material breach of the agreement or (iii) a change of control of the Company. With respect to the remaining Celebrity Warrants covering 100 shares issued in 2015, such warrants vest in equal monthly installments over 60 months, with up to 25% of the shares subject to accelerated vesting in the event the celebrity licensor approves game design documentation by a certain date and the related game commercially launches by a certain date. During the three and nine months ended September 30, 2016, and 2015, none of these vesting conditions were met.

Each of the Celebrity Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. As of September 30, 2016, Celebrity Warrants covering 1,600 shares of the Company’s common stock were outstanding.

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

With respect to the Celebrity Warrants covering the 500 shares issued in 2014, during the three months ended September 30, 2016, the Company recorded a benefit of $6. During the three months ended September 30, 2015, the Company recorded a benefit of $31. During the nine months ended September 30, 2016, the Company recorded a benefit of $29. During the nine months ended September 30, 2015, the Company recorded a warrant compensation charge of $199.

With respect to the Celebrity Warrants covering the 1,000 shares issued in 2015, the Company recorded a prepaid expense of $62 and recorded $310 under other long-term assets, in each case as of September 30, 2016. No amounts were recorded for such Celebrity Warrants as of September 30, 2015.

With respect to the Celebrity Warrants covering the 100 shares issued in 2015, no amounts were recorded for such Celebrity Warrants as of September 30, 2016.

MGM Warrants

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that provided MGM the right to purchase up to 3,333 shares of the Company’s common stock subject to adjustments for dividends, reorganizations and other common stock events (the “MGM Warrant”). As of September 30, 2016, MGM Warrants covering 2,667 shares of the Company’s common stock were outstanding. These remaining shares vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. During each of the three and nine months ended September 30, 2016 none of these vesting conditions were met.  During the three months ended September 30, 2015, 1,000 shares underlying the MGM Warrants vested in conjunction with the commercial release of the Company’s game, James Bond: World of Espionage, which occurred on September 29, 2015. During the three months ended September 30, 2015, the Company recorded $1,925 of non-cash warrant related expense in cost of revenues as the James Bond: World of Espionage game was not expected to generate meaningful revenues over its lifetime. Key assumptions used in the Black Scholes valuation model for the three months ended September 30, 2015 included an expected term of 2.79 years, volatility of 50.8%, a risk-free interest rate of 0.97%, and a dividend yield of 0%.

The Company estimated the fair value of the Celebrity Warrants using the Black-Scholes valuation model and the weighted average assumptions noted in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.45%	1.62%	1.45%	1.83%
Expected volatility	58.90%	63.70%	58.8%	62.20%
Expected term (in years)	5.39	4.92	5.03	5.12

Warrants outstanding at September 30, 2016 were as follows:

	Number	Weighted
	of Shares	Exercise
	Outstanding	Price	Average
	Under	per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2015	4,267	$3.61
Granted	-	-
Exercised	-	-
Warrants outstanding, September 30, 2016	4,267	$3.61	5.50

During the nine months ended September 30, 2016 and 2015, warrant holders exercised warrants to purchase 0 and 450 shares of the Company’s common stock, respectively, and the Company received gross proceeds of $0 and $675, respectively, in connection with these exercises. These exercised warrants were issued by the Company in 2010 in connection with a private placement transaction.

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

As of September 30, 2016, 7,616 shares were available for future grants under the Second Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”).

As of September 30, 2016, 1,179 shares were available for issuance under the 2007 Purchase Plan.

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

As of September 30, 2016, 768 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Second Amended 2007 Plan and 2008 Equity Inducement Plan for the nine months ended September 30, 2016 is as follows:

Shares
Available
Balances at December 31, 2015	9,684
Share-based awards granted (1)	(4,718)
Share-based awards canceled (2)	3,418
Balances at September 30, 2016	8,384

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

RSU Activity

A summary of the Company’s RSU activity for the nine months ended September 30, 2016 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2015	7,344	$4.40
Granted	2,823	$2.85
Vested	(1,499)	$4.90
Forfeited	(1,281)	$4.31
Awarded and unvested, September 30, 2016	7,387	$3.73

Restricted stock units vested and expected to vest at September 30, 2016	6,265	$3.74	$14,033

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2015	7,164	$3.73	4.05	$389
Options granted	990	$2.59
Options canceled	(934)	$4.54
Options exercised	(421)	$1.54
Balances at September 30, 2016	6,799	$3.59	4.33	$13

Options vested and expected to vest at September 30, 2016	6,499	$3.61	4.15	$10
Options exercisable at September 30, 2016	4,446	$3.76	2.65	$—

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $2.24 per share as of September 30, 2016 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $286 and $3,705 for the nine months ended September 30, 2016 and 2015, respectively. The Company realized $0 of income tax benefit from stock option exercises during both the three and nine months ended September 30, 2016, and $101 and $178 income tax benefit from stock option exercises during the three and nine months ended September 30, 2015. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.99%	1.32%	1.09%	1.29%
Expected volatility	54.1%	52.6%	55.2%	55.3%
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historical volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from six to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was $1.21 and $2.58 per share, respectively.

The Company calculated employee stock-based compensation expense recognized for the three and nine months ended September 30, 2016 and 2015 based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$1,135	$868	$3,165	$2,464
Sales and marketing	263	277	747	777
General and administrative	1,692	1,911	5,684	4,976
Total stock-based compensation expense	$3,090	$3,056	$9,596	$8,217

As of September 30, 2016, the Company had $23,678 of total unrecognized compensation expense related to RSUs, net of estimated forfeitures. As of September 30, 2016, the Company had $2,572 of total unrecognized compensation expense related to stock options, net of estimated forfeitures. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 2.82 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 2.57 years.

Note 10 — Income Taxes

The Company recorded an income tax expense of $129 and an income tax benefit of $21 for the three and nine months ended September 30, 2016, respectively, and an income tax expense of $79 and $374 for the three and nine months ended September 30, 2015, respectively. The change in income tax provision was due to changes in pre-tax income in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. As of September 30, 2016 and December 31, 2015, the total amount of unrecognized tax benefits was $10,568 and $9,218, respectively. As of September 30, 2016 and December 31, 2015, approximately $410 and $540, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of September 30, 2016, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $147 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded an expense of $17 and $116 related to interest on uncertain tax positions during the three and nine months ended September 30, 2016 and an expense of $20 and $59 related to interest on uncertain tax positions during the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and

December 31, 2015, the Company had a liability of $292 and $375, respectively, related to interest and penalties for uncertain tax positions.

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

The Company has not made a provision for income taxes on unremitted earnings of its foreign controlled subsidiaries as of September 30, 2016. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

Note 11 — Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments.  It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is also the chief operating decision maker, makes decisions and manages the Company’s operations as one segment, rather than as three separate regional territories, which used to be considered as three reporting units.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States of America	$38,432	$45,778	$113,677	$127,464
Americas, excluding the USA	2,408	2,425	6,815	9,044
EMEA	5,665	8,381	19,209	28,244
APAC	4,876	6,666	14,571	24,118
	$51,381	$63,250	$154,272	$188,870

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2016	2015
Americas	$5,257	$4,938
EMEA	220	408
APAC	62	101
	$5,539	$5,447

Note 12 — Restructuring

During 2015 and the first nine months of  2016, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses Company-wide. During the year ended December 31, 2015, the Company recorded $1,075 of restructuring charges related to employee termination costs in the Company’s Beijing, China and Bellevue, Washington studios. During the nine months ended September 30, 2016, the Company recorded $2,279 of restructuring charges related to employee termination costs in the Company’s Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for the Company’s Bellevue and Beijing, China offices.

	Fiscal 2015 and the First Nine Months Ended September 30, 2016
	Restructuring	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Other	Total
Balance as of Jan 1, 2015	$—	$—	$—	$—
Charges to operations	1,044	—	31	1,075
Non-cash charges/adjustments	—	—	—	—
Charges settled in cash	(733)	—	—	(733)
Balance as of December 31, 2015	$311	$—	$31	$342
Charges to operations	1,491	740	48	2,279
Non-cash charges/adjustments	—	123	—	123
Charges settled in cash	(1,802)	(482)	(79)	(2,363)
Balance as of September 30, 2016	$—	$381	$—	$381

Note 13 — Related Party Transactions

The Company and an affiliate of one of the Company’s principal stockholders entered into an agreement in November 2015 pursuant to which, the Company agreed, subject to certain conditions, to pay in the aggregate, up to $15,000 in recoupable advanced royalties and non-recoupable license fees. As of September 30, 2016, the Company had paid the full amount of $15,000, as all payment milestones were achieved.

During the three months ended September 30, 2016, the Company recorded an impairment of $14,463 for un-recouped advanced royalties and non-recoupable license fees, due to the underperformance of the Company’s Rival Fire title which launched during the third quarter of 2016 and the negligible cash flows anticipated for the remaining contractual life of these assets.

Note 14 — Subsequent Event

Crowdstar Acquisition

On November 2, 2016, the Company, through Comet Transfer Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sub”), acquired shares (the “Shares”) representing approximately 80.6% of the issued and outstanding voting power of Crowdstar Inc., a Delaware corporation (“Crowdstar”), pursuant to a Stock Transfer Agreement (the “Transfer Agreement”) by and among the Company, Sub, Time Warner Inc. (“Time”), Intel Capital Corporation (“Intel”) and certain other stockholders (the “Participating Holders”) of Crowdstar (the “Acquisition”).  Crowdstar, which is based in Burlingame, California, employs approximately 90 people and develops fashion and home decor genre games for mobile devices. The Company acquired Crowdstar to leverage its casual games expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets.

Pursuant to the terms of the Transfer Agreement, the Company, through Sub, paid approximately $40,794 in cash to the Participating Holders in exchange for the Shares.  Following the Acquisition, Sub exercised its right, as the holder of a majority of each of the preferred stock and the capital stock of Crowdstar, to appoint each of the five members of the board of directors of Crowdstar.  In addition, certain drag-along provisions (the “Drag-Along”) specified in a voting agreement by and among Crowdstar, Time, Intel, and certain other stockholders of Crowdstar were triggered.  Pursuant to the terms of the Drag-Along, certain other stockholders of Crowdstar (the “Drag Holders”) are required to tender their Crowdstar capital stock to Sub on the same terms as the Participating Holders, and the Company has since acquired shares representing nearly 95% of the issued and outstanding voting power of Crowdstar.  The Company expects to pay an aggregate of approximately $4,532 in cash to the Drag Holders in connection with the Drag-Along, and expects to own approximately 98.5% of the issued and outstanding voting power of Crowdstar following full implementation of the Drag-Along.  The Company intends to acquire 100% of the outstanding voting power of Crowdstar as soon as practical once the Drag-Along is complete.

Additional information about the Company’s acquisition of the Shares, as well as a description of other terms and conditions of the Transfer Agreement, is set forth in the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2016.

Changes in Executive Team

On November 1, 2016, Niccolo de Masi was appointed by the Company’s board of directors to serve as the Company’s Executive Chairman. In connection with his appointment as Executive Chairman, Mr. de Masi resigned from the positions of President and Chief Executive Officer of the Company though he will continue to serve as the Company’s principal executive officer through November 10, 2016.  The Company’s board of directors also approved on November 1, 2016 the appointment of the President of Global Studios, Nick Earl, to serve as the Company’s new President and Chief Executive Officer, effective November 10, 2016.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three and nine months ended September 30, 2016, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended September 30, 2016 was $51.4 million, an 18.8% decrease compared to the three months ended September 30, 2015, in which we reported revenue of $63.3 million. Revenue for the nine months ended September 30, 2016 was $154.3 million, an 18.3% decrease compared to the nine months ended September 30, 2015, in which we reported revenue of $188.9 million. The decrease was primarily related to declining revenue on a year-over-year basis from catalog titles such as Kim Kardashian: Hollywood, Racing Rivals, Deer Hunter 2014 and Contract Killer: Sniper and our inability to fully replace such declining revenue with revenue from new title launches, such as Katy Perry: Pop,  Kendall and Kylie,  Britney Spears: American Dream, Deer Hunter 2016 and Gordon Ramsay

DASH which have not generated enough revenue or retained users at the rates necessary to offset the declining catalog revenue.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 61.5% and 61.7% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 62.5% and 61.1% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 52.7%, and 51.7% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 52.9% and 52.7% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. In addition, we generated approximately 36.0% and 37.6% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 35.9% and 37.3% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 27.1% and 26.7% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 26.9% and 26.7% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We are dedicated to extending our leadership positions in the action, celebrity, sports, and simulation gaming genres.  Our leadership in the action category remains strong with our Deer Hunter and Contract Killer franchises. We established our leadership in the celebrity gaming genre with Kim Kardashian: Hollywood, and we extended that leadership with the launch of our Kendall and Kylie title in February 2016 and we hope to further extend that leadership with our upcoming games featuring several additional celebrities, including Taylor Swift and Nicki Minaj. Our sports label is headlined by our Tap Sports Baseball and Racing Rivals franchises, which we hope to maintain as the top baseball and one of the top racing franchises, respectively, on mobile, including through our successful release of Tap Sports Baseball 2016. The simulation category includes our Cooking Dash and Diner Dash franchises, including our successful release of Gordon Ramsay DASH in June 2016, and we intend to bolster our position in this category through the release of Ultimate Chef, an invest-express resource management title, in 2017.

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

We work closely with our celebrity licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  Our celebrity games utilize transmedia storytelling, leveraging the celebrity’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on the celebrity’s life. Our goal is for the game content to become entwined with the celebrity’s persona and social media presence, and to otherwise enhance interaction with the celebrity’s fans.  We also plan to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the celebrity’s fan base.  In order to capitalize on the impact of our celebrity licensors, we need to differentiate each game we release and space out our launch dates in order to avoid cannibalization of revenue from our existing games and to ensure that each game resonates with our players.  While we believe our strategy has proven to be successful in certain areas, we have not experienced the level of success with Katy Perry: Pop, Kendall and Kylie and Britney Spears: American Dream that we experienced with Kim Kardashian: Hollywood, which has necessitated impairments to certain contractual minimum guarantee payments made to certain of our celebrity licensors during the three months ended September 30, 2016. We will need to continue our efforts to differentiate and provide innovative features in our future celebrity based titles, including user generated content and social features, if we are to succeed in our celebrity strategy.

For us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must ensure that each of our games, whether in development or already live, has a strong core gameplay and a core monetization loop that incentivizes players to make in-app purchases. In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, contests, player-versus-player gameplay and live events and build and nurture social media communities around our franchises both in-game and holistically via community features such as dedicated social channels.  We have also made significant investments in our proprietary analytics and monetization infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises and further monetizing our highest spending and most engaged players.  We aim to connect our analytics and monetization infrastructure to every element of our business – from marketing to merchandising– in order to improve player retention and monetization.

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding additional social features, tournaments and events, offering subscriptions for in game durables or consumables to players or otherwise.  Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with celebrities, social influencers, organizations and brands that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses with our most successful partners require that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

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

Our net loss in the three months ended September 30, 2016 was $43.7 million versus net income of $158,000 in the three months ended September 30, 2015. This increase in our net loss was primarily due to an increase in cost of revenue of $26.3 million which was largely due to impairments of prepaid guaranteed royalty payments and license fees, a decrease in revenue of $11.9 million, an increase in operating expenses of $4.2 million, and an increase in interest and other expenses of $1.5 million. See “Results of Operations—Comparison of the Three Months Ended September 30, 2016 and 2015” below for further details.  Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Russian Ruble, and Indian Rupee), and our customers’ reporting currencies, which fluctuated significantly in 2015 and the first nine months of 2016.

Our net loss in the nine months ended September 30, 2016 was $70.2 million versus a net loss of $4.2 million in the nine months ended September 30, 2015. This increase in our net loss was primarily due to a decrease in revenue of $34.6 million, an increase in cost of revenue of $17.4 million, which was largely due to impairments of prepaid guaranteed royalty payments and license fees, an increase in operating expenses of $9.3 million, and an increase in interest and other expense of $5.0 million.  See “Results of Operations—Comparison of the Nine Months Ended September 30, 2016 and 2015” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. The largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We have conducted several restructurings since December 2015, reducing our total headcount by more than 100 positions.  We expect these restructurings to reduce our operating expenses, however, our royalty payments and sales and marketing expenses may continue to rise as we release a greater number of applications featuring third-party licensed intellectual property, as we support our existing titles and new title launches with advertising and other user acquisition efforts to drive downloads, and as we transition our strategy to focusing on and creating evergreen titles.

Cash and cash equivalents at September 30, 2016 totaled $147.5 million, a decrease of $33.9 million from the $180.5 million balance at December 31, 2015. This decrease was primarily related to $19.6 million of cash used in operations, including a $16.1 million increase in prepaid royalties associated with minimum guaranteed royalty payments made to our licensors. Additionally, $13.8 million of cash was used in investing activities including related to our investments in Plain Vanilla Corp. (“Plain Vanilla”) and Dairy Free Games, Inc. (“Dairy Free”), purchases of intangible assets, and purchases of property and equipment.

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

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 9), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.  The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended September 30, 2016 is aggregate daily DAU for the month of September 2016 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2016			2015
	September 30	June 30	March 31	September 30	June 30	March 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,476	4,126	4,935	5,490	6,107	5,986
Aggregate MAU	29,591	35,830	42,391	52,982	59,565	54,605
Aggregate ARPDAU	$0.16	$0.13	$0.12	$0.12	$0.10	$0.13

The decrease in aggregate DAU and MAU for the three months ended September 30, 2016 as compared to the same period of the prior year was primarily related to fewer downloads of our new title launches in the third quarter of 2016 as compared to the third quarter of 2015 and lower retention of users for existing titles, particularly for our Kim Kardashian: Hollywood,  Racing Rivals and Deer Hunter 2014 titles.

 Our aggregate ARPDAU increased slightly for the three months ended September 30, 2016 as compared to the same period of the prior year, due to higher monetization on certain titles. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Recent Developments

Crowdstar Acquisition

On November 2, 2016, we, through a wholly owned subsidiary, acquired shares representing approximately 80.6% of the issued and outstanding voting power of Crowdstar Inc., a Delaware corporation, or Crowdstar, for consideration of approximately $40.8 million in cash.  Crowdstar, which is based in Burlingame, California, employs approximately 90 people and develops fashion and home decor genre games for mobile devices.

We expect to pay in the aggregate approximately $4.5 million in cash to certain outstanding stockholders of Crowdstar in connection with certain drag-along provisions. We have subsequent to November 2, 2016 acquired additional shares of Crowdstar pursuant to these drag-along provisions and currently own nearly 95% of the issued and outstanding voting power of Crowdstar. We expect to own approximately 98.5% of the issued and outstanding voting power of Crowdstar following full implementation of the drag-along. We intend to acquire 100% of the outstanding voting power of Crowdstar as soon as practical once the drag-along is complete. See Note 14 – Subsequent Events.

We believe we can leverage Crowdstar’s casual games expertise, assembled workforce and existing mobile games in order to expand our game offerings on smartphones and tablets.

Changes in Executive Team

On November 1, 2016, Niccolo de Masi was appointed by our board of directors to serve as our Executive Chairman. In connection with his appointment as Executive Chairman, Mr. de Masi resigned from the positions of President and Chief Executive Officer though he will continue to serve as our principal executive officer through November 10, 2016.  Our board of directors also approved on November 1, 2016 the appointment of our President of Global Studios, Nick Earl, to serve as our new President and Chief Executive Officer, effective November 10, 2016.

Critical Accounting Policies and Estimates

Goodwill

We performed our annual goodwill impairment assessment as of September 30, 2016 and determined a Step 1 analysis was necessary due to a significant decline in our market capitalization and the significant impairment of prepaid royalties recorded during the three months ended September 30, 2016. Based on the results of the Step 1 analysis, we concluded that the fair value of the reporting unit was greater than the carrying value of the reporting unit based on a methodology that utilized both an income approach and a market approach. The income approach was based on projected future (debt-free) cash flows that were discounted to present value. For the market approach, we used both the guideline company and similar transaction methods. The guideline company method analyzed market multiples of bookings for a group of comparable public companies. Under the similar transactions method, valuation multiples were calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to us.

The revenue and profitability forecasts used in valuation considered recent performance and trends, strategic initiatives and relevant industry trends. Assumptions used in the valuation were similar to those that would be used by market participants performing independent valuations of similar businesses.

Key assumptions used in the quantitative analysis included:

•	4% long-term revenue growth rate and the Gordon Growth model to calculate the terminal value;
•	A gradual return to historical profitability rates over the remaining forecast period;
•	Royalty rates based on active license agreements of the brand; and
•	Market-based discount rate of 12% which takes into consideration the characteristics of relevant peer companies, market observable data, and company-specific risk factors

Based on this quantitative analysis, we determined that the fair value of Glu’s equity exceeded its carrying value by approximately 17%. We performed a sensitivity analysis which included an increased discount rate of 200 basis points. Based on the results of that analysis, the goodwill would be at risk of failing Step 1 impairment analysis. We believe the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances which caused the fair value of Glu’s equity to fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, then an impairment charge may be necessary in the future.

Prepaid or Guaranteed Licensor Royalties

Each quarter, we evaluate the realization of our royalties as well as any recognized guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of undiscounted revenues, cash flows and net margins to evaluate the future realization of prepaid royalties, license fees, and guarantees. This evaluation is performed at the title level and considers multiple factors, including Level 3 inputs such as, the term of the agreement, forecasted demand, game life cycle status, game development plans, level of social media activity and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices published by us and our competitors and/or other game platforms (e.g., consoles and personal computers) utilizing the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, we record an impairment charge to cost of revenues in the period that impairment is indicated.

Variable interest entities

Due to our initial investments in Plain Vanilla and Dairy Free in January 2016, we added a significant accounting policy relating to variable interest entities in the first quarter of 2016. See “Note 1 - The Company, Basis of Presentation and Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements in this report.

There were no other significant changes in our Critical Accounting Policies and Estimates during the nine months ended September 30, 2016 as compared to the Critical Accounting Policies and Estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016.

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

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended
	September 30,
	2016	2015
Revenue by Type	(In thousands)
Micro-Transactions	$42,269	$52,725
Advertisements	2,288	3,625
Offers	5,817	6,633
Other	1,007	267
Total revenue	$51,381	$63,250

Our revenue decreased $11.9 million, or 18.8%, from $63.3 million for the three months ended September 30, 2015 to $51.4 million for the three months ended September 30, 2016, which was primarily related to a $10.5 million decrease in our revenue from micro-transactions (in-app purchases), and a $2.2 million decrease in our revenue from advertisements and offers. These decreases were primarily related to a $12.0 million decline in revenue from our Kim Kardashian: Hollywood game, as well as declines in revenue from our Deer Hunter 2014,  Racing Rivals, and Contract Killer Sniper games of $4.6 million, $4.5 million, and $2.9 million, respectively. These decreases were partially offset by increased revenue from new title launches such as the releases of Gordon Ramsay DASH in June 2016, Tap Sports Baseball 2016 in March 2016, Kendall and Kylie in February 2016, and Deer Hunter 2016 in September 2015.

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

During the three months ended September 30, 2016, Tap Sports Baseball 2016, Cooking Dash 2016, Kim Kardashian: Hollywood, and Racing Rivals, were our top four revenue-generating games and comprised 18.2%, 16.9%, 14.6%, and 11.7%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended September 30, 2015, Kim Kardashian: Hollywood and Racing Rivals

were our top two revenue-generating games and comprised 30.8% and 16.5%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated by end-user purchases made outside of the United States) decreased by $4.5 million, from $17.5 million in the three months ended September 30, 2015 to $13.0 million in the three months ended September 30, 2016. This was primarily related to a $2.7 million decrease in our EMEA revenue and a $1.8 million decrease in our APAC revenue, due to a significantly lower number of new distribution contracts signed in our EMEA and APAC regions and due to the fact that new games had a greater appeal in the United States than in international markets.

Cost of Revenue

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$18,918	$25,890
Impairment of prepaid royalties and minimum guarantees	29,836	1,555
Impairment and amortization of intangible assets	7,320	2,360
Total cost of revenue	$56,074	$29,805
Revenue	$51,381	$63,250
Gross margin	-9.1%	52.9%

Our cost of revenue increased $26.3 million, or 88.1%, from $29.8 million in the three months ended September 30, 2015 to $56.1 million in the three months ended September 30, 2016. This increase was primarily due to $14.5 million of impairments related to prepaid guaranteed royalty and license fee payments made to an affiliate of Tencent related to our Rival Fire game, and $20.1 million of aggregate impairments related to royalties to certain of our celebrity licensors and other prepaid royalties during the three months ended September 30, 2016. These charges were partially offset by a $2.8 million decrease in platform commission fees due to a lower volume of revenue transactions through the digital storefronts, a $1.9 million decrease in non-cash warrant expense, and a $1.5 million decrease in royalties associated with a decrease in royalty-burdened revenues.  Revenue attributable to games based upon original intellectual property decreased as a percentage of revenue from 39.5% in the three months ended September 30, 2015 to 35.7% in the three months ended September 30, 2016. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 17.1% in the three months ended September 30, 2015 to 15.0% in the three months ended September 30, 2016. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue increased from 12.8% in the three months ended September 30, 2015 to 67.7% in the three months ended September 30, 2016. We expect our cost of revenue to decline in the remainder of 2016 as we expect revenue from advertisements, which is not burdened by platform commission fees, to increase and revenue attributable to licensors with higher royalty rates to decline.

Research and Development Expenses

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Research and development expenses	$20,080	$16,304
Percentage of revenue	39.1%	25.8%

Our research and development expenses increased $3.8 million, or 23.2%, from $16.3 million in the three months ended September 30, 2015 to $20.1 million in the three months ended September 30, 2016. The increase in research and development costs was primarily due to a $3.2 million increase in variable compensation, a $1.1 million increase in outside services primarily related to external development, a $267,000 increase in stock based compensation, a $231,000 increase in allocated charges for equipment, facilities and depreciation, and a $100,000 increase in travel and entertainment. These increases were partially offset by a $1.2 million decrease in salaries and benefits. As a percentage of revenue, research and development expenses increased from 25.8% in the three months ended September 30, 2015 to 39.1% in the three months ended September 30, 2016. We expect our research and development expenditures to increase in the fourth quarter of 2016 compared with the third quarter of 2016, primarily due to the increase in headcount related to our recent acquisition of Crowdstar.

Sales and Marketing Expenses

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Sales and marketing expenses	$10,104	$12,302
Percentage of revenue	19.7%	19.4%

Our sales and marketing expenses decreased approximately $2.2 million, or 17.9%, from $12.3 million in the three months ended September 30, 2015 to $10.1 million in the three months ended September 30, 2016. The decrease was primarily due to a $3.1 million decrease in marketing promotions associated with our free-to-play games. These decreases were partially offset by an $846,000 increase in salaries and benefits. As a percentage of revenue, sales and marketing expenses increased from 19.4% in the three months ended September 30, 2015 to 19.7% in the three months ended September 30, 2016. We expect our sales and marketing expenses to increase in the fourth quarter of 2016 compared with the third quarter of 2016 primarily due to the increase in headcount and increase in marketing expenditure related to our recent acquisition of Crowdstar.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
General and administrative expenses	$7,011	$4,419
Percentage of revenue	13.6%	7.0%

Our general and administrative expenses increased $2.6 million, or 58.7%, from $4.4 million in the three months ended September 30, 2015 to $7.0 million in the three months ended September 30, 2016. The increase in general and administrative expenses was primarily due to a $2.1 million increase in salaries, benefits, and variable compensation due to lower attainment of bonuses in the third quarter of 2015 as compared to the third quarter of 2016, and a $707,000 increase in professional fees related to our implementation of a cloud based enterprise resource planning, or ERP, system. These increases were partially offset by a $218,000 decrease in stock based compensation and a $148,000 decrease in allocated charges for equipment, facilities and depreciation. As a percentage of revenue, general and administrative expenses increased from 7.0% in the three months ended September 30, 2015 to 13.6% in the three months ended September 30, 2016. We expect our general and administrative expenses to increase in the fourth quarter of 2016 compared with the third quarter of 2016, primarily due to the increase in headcount and accounting and professional fees for integration activities related to our recent acquisition of Crowdstar.

Interest and Other Expense, Net

Interest and other expense, increased from a net expense of $152,000 in the three months ended September 30, 2015 to a net expense of $1.7 million in the three months ended September 30, 2016. This increase in expense was primarily attributable to an $838,000 charge related to the write-off of a cumulative translation adjustment upon liquidation of one of our United Kingdom subsidiaries, and a $570,000 charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla.

Income Tax (Expense)/Benefit

Our income tax expense increased from $79,000 in the three months ended September 30, 2015 to $129,000 in the three months ended September 30, 2016. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Our effective income tax rates for future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as intercompany transactions, any acquisitions, any changes in our international structure, any changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, any changes in or termination of our agreements with tax authorities, changes in applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. At September 30, 2016, we anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $147,000 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which we do business.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,
	2016	2015
Revenue by Type	(In thousands)
Micro-Transactions	$127,479	$159,412
Advertisements	7,873	9,583
Offers	17,902	18,798
Other	1,018	1,077
Total revenue	$154,272	$188,870

Our revenue decreased $34.6 million, or 18.3%, from $188.9 million for the nine months ended September 30, 2015 to $154.3 million for the nine months ended September 30, 2016, which was primarily related to a $31.9 million decrease in our revenue from micro-transactions (in-app purchases) and a $2.6 million decrease in our revenue from advertisements and offers. These decreases were primarily related to a $34.1 million decline in revenue from our Kim Kardashian: Hollywood game, as well as declines in revenue from our Deer Hunter 2014,  Contract Killer: Sniper, and Racing Rivals games of $18.1 million, $13.2 million, $11.0 million, respectively. These decreases were partially offset by increased revenue from new title launches such as the releases of Gordon Ramsay DASH in June 2016, Tap Sports Baseball 2016 in March 2016, Kendall and Kylie in February 2016, Deer Hunter 2016 in September 2015, and Cooking Dash 2016 in June 2015.

 In the first nine months of 2016, Kim Kardashian: Hollywood, Cooking Dash 2016, and Racing Rivals were our top three revenue-generating games and comprised 19.0%, 16.0%, and 12.3%, respectively, of our revenue for the period. No other game generated more than 10% of revenue for the period. In the first nine months of 2015, Kim Kardashian: Hollywood, Racing Rivals, and Deer Hunter 2014 were our top three revenue-generating games and comprised 33.5%, 15.8%, and 12.4%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue decreased by $20.8 million, from $61.4 million in the nine months ended September 30, 2015 to $40.6 million in the nine months ended September 30, 2016. This was primarily related to a $9.5 million decrease in our APAC revenue, a $9.0 million decrease in our EMEA revenue, and a $2.2 million decrease in our Americas (excluding the United States) revenue due to a significantly lower number of new distribution contracts signed in our APAC, EMEA, and Americas (excluding the United States) regions and due to the fact that new games had a greater appeal in the United States than in international markets.

Cost of Revenue

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$57,771	$73,431
Impairment of prepaid royalties and minimum guarantees	29,984	1,644
Impairment and amortization of intangible assets	11,981	7,228
Total cost of revenue	$99,736	$82,303
Revenue	$154,272	$188,870
Gross margin	35.4%	56.4%

Our cost of revenue increased $17.4 million, or 21.2%, from $82.3 million in the nine months ended September 30, 2015 to $99.7 million in the nine months ended September 30, 2016. This increase was primarily due to $14.5 million of impairments related to prepaid guaranteed royalty and license fees payments made to an affiliate of Tencent related to our Rival Fire game and $20.1 million of aggregate impairments related to royalties to certain of our celebrity licensors and other prepaid royalties during the nine months ended September 30, 2016. These charges were partially offset by a  $9.3 million decrease in platform commission fees due to a lower volume of revenue transactions through the digital storefronts, a $4.2 million decrease in royalties associated with a decrease in royalty-burdened revenue, primarily related to lower revenue from our Kim Kardashian: Hollywood title, and a $2.1 million decrease in non-cash warrant expense. Revenue attributable to games based upon original intellectual property decreased as a percentage of revenue from 42.0% in the nine months ended September 30, 2015 to 40.6% in the nine months ended September 30, 2016. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 17.2% in the nine months ended September 30, 2015 to 16.5% in the nine months ended September 30, 2016, due to a smaller portion of our royalty payments attributable to games based on or significantly incorporating third-party licensed content which are burdened by higher royalty rates.  Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue increased from 10.9% in the nine months ended September 30, 2015 to 29.2% in the nine months ended September 30, 2016.

Research and Development Expenses

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Research and development expenses	$61,113	$52,855
Percentage of revenue	39.6%	28.0%

Our research and development expenses increased $8.3 million, or 15.6%, from $52.9 million in the nine months ended September 30, 2015 to $61.1 million in the nine months ended September 30, 2016. The increase in research and development costs was primarily due to a $3.2 million increase in variable compensation, a $2.0 million increase in professional and outside services primarily related to external development, a $902,000 increase in allocated charges for equipment, facilities and depreciation, a $702,000 increase in stock based compensation, a $472,000 increase in equipment and software expense, and a $269,000 increase in travel and entertainment. These increases were partially offset by a $1.2 million decrease in salaries and benefits. As a percentage of revenue, research and development expenses increased from 28.0% in the nine months ended September 30, 2015 to 39.6% in the nine months ended September 30, 2016.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Sales and marketing expenses	$33,663	$37,511
Percentage of revenue	21.8%	19.9%

Our sales and marketing expenses decreased approximately $3.8 million, or 10.3%, from $37.5 million in the nine months ended September 30, 2015 to $33.7 million in the nine months ended September 30, 2016. The decrease was primarily due to a $4.1 million decrease in marketing promotions associated with our free-to-play games. This decrease was partially offset by a $186,000 increase in salaries and benefits. As a percentage of revenue, sales and marketing expenses increased from 19.9% in the nine months ended September 30, 2015 to 21.8% in the nine months ended September 30, 2016.

General and Administrative Expenses

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
General and administrative expenses	$22,091	$19,254
Percentage of revenue	14.3%	10.2%

Our general and administrative expenses increased $2.8 million, or 14.7%, from $19.3 million in the nine months ended September 30, 2015 to $22.1 million in the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily due to a $1.5 million increase in professional fees related to our implementation of a cloud based ERP system, a $1.1 million increase in salaries and benefits as headcount increased from 87 employees at September 30, 2015 to 97 employees at September 30, 2016, and a $707,000 increase in stock based compensation. These increases were partially offset by a $269,000 decrease in consulting fees and a $247,000 decrease in travel and entertainment. As a percentage of revenue, general and administrative expenses increased from 10.2% in the nine months ended September 30, 2015 to 14.3% in the nine months ended September 30, 2016.

Other Operating Expenses

We incurred restructuring charges of $2.3 million in the nine months ended September 30, 2016, primarily due to costs associated with employee termination costs in our Long Beach, San Francisco, Bellevue, and Beijing, China

offices, and lease termination costs for our Bellevue and Beijing, China offices, in the second quarter of 2016.  We have substantially completed payments of the employee termination costs associated with these restructurings. The lease termination costs are expected to be paid evenly over the remaining lease terms which end in September 2020 for our Bellevue office and November 2017 for our Beijing, China office. We did not incur any restructuring charges in the nine months ended September 30, 2015.

Interest and Other Expense, Net

Interest and other expense, net, increased from a net expense of $610,000 in the nine months ended September 30, 2015 to a net expense of $5.6 million in the nine months ended September 30, 2016. This increase in expense was primarily attributable to a $2.4 million impairment charge related to our call option for Plain Vanilla, which was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook, a $2.4 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and a $838,000 charge related to the write-off of a cumulative translation adjustment upon liquidation of one of our United Kingdom subsidiaries as compared to the same period from the prior year.

Income Tax Benefit/(Expense)

Our income tax benefit/(expense) changed from a $374,000 tax expense in the nine months ended September 30, 2015 to a tax benefit of $21,000 in the nine months ended September 30, 2016. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	(19,602)	(14,104)
Cash flows used in investing activities	(13,724)	(3,212)
Cash flows provided by financing activities	562	128,966

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of September 30, 2016, we had an accumulated deficit of $321.5 million.

Operating Activities

In the nine months ended September 30, 2016, net cash used in operating activities was $19.6 million, which was primarily due to a $70.3 million net loss, a $16.1 million increase in prepaid royalties, and a $1.2 million increase in prepaid expenses and other assets. These amounts were partially offset by a $3.8 million decrease in accounts receivable, an increase in accrued compensation of $2.2 million, and a $1.3 million increase in deferred revenue. Adjustments for non-cash items included a $12.0 million impairment and amortization of intangible assets, stock-based compensation expense of $9.6 million, impairment of the Plain Vanilla call option of $2.4 million, a $2.4 million decrease in fair value of the Plain Vanilla promissory notes, and depreciation expense of $2.1 million.

In the nine months ended September 30, 2015, net cash used in operating activities was $14.1 million, which was primarily due to a $25.4 million increase in prepaid royalties as we signed an increased volume of celebrity licensing agreements during the nine months ended September 30, 2015, a $5.2 million decrease in accrued compensation resulting from lower attainment of employee and executive bonus targets, a $4.2 million net loss, a $3.2 million decrease in deferred revenue, and a $1.2 million decrease in accounts payable. These amounts were partially offset by a $5.5 million decrease in accounts receivable, and adjustments for non-cash items, including stock-based compensation expense of $8.2 million, amortization of intangible assets of $7.4 million, depreciation expense of $2.2 million, and a $2.1 million non-cash warrant related expense.

Investing Activities

In the nine months ended September 30, 2016, we used $13.7 million of cash for investing activities primarily related to investments in Plain Vanilla and Dairy Free of $9.5 million in the aggregate, purchases of intangible assets of $2.5 million, property and equipment purchases of $1.7 million, and net cash paid for acquisitions of $358,000. These increases were partially offset by a decrease in restricted cash of $336,000.

In the nine months ended September 30, 2015, we used $3.2 million of cash for investing activities primarily related to acquisition consideration paid to former Cie Games stockholders of $1.9 million, property and equipment purchases of $1.5 million, and other investments of $250,000. These amounts were partially offset by a release of $492,000 of restricted cash relating to letters of credit on our San Francisco lease.

Financing Activities

In the nine months ended September 30, 2016, net cash provided by financing activities was $562,000 due primarily to the $2.2 million in proceeds we received from option exercises and purchases under our employee stock purchase plan. These cash inflows were offset partially offset by $1.6 million of taxes paid related to net share settlement of RSUs that vested during the first nine months of 2016.

In the nine months ended September 30, 2015, net cash provided by financing activities was $129.0 million due primarily to the aggregate net proceeds of $125.2 million, after offering expenses, we received in connection with the purchase of 21,000,000 shares of our common stock by Red River, as well as $6.0 million related to option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $2.4 million of taxes paid related to net share settlement of RSUs vested through the third quarter of 2015.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $147.5 million as of September 30, 2016. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $2.4 million as of September 30, 2016, most of which were held by our Canadian, Chinese, Indian, and Russian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

As discussed in “Significant Transactions – Tencent Investment” above, on April 29, 2015, we received aggregate net proceeds of $125.2 million, after offering expenses, in connection with the purchase by Red River of 21,000,000 shares of our common stock.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund minimum guaranteed royalty payments during the remainder of 2016 as milestone payments become due on applications we publish and/or develop that incorporate third party licensed property, as well as to fund the purchase price of any acquisitions, including our acquisition of Crowdstar in the fourth quarter of 2016.  If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2016:

	Payments Due by Period
	Total	2016 (remaining three months)	2017-2018	2019-2020	Thereafter
	(In thousands)
Operating lease obligations	$13,017	$1,107	$7,410	$4,389	$111
Guaranteed royalties (1)	26,292	14,150	12,142	—	—
Developer commitments (2)	1,760	1,110	650	—	—
Total contractual obligations	$41,069	$16,367	$20,202	$4,389	$111

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

(3)	We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At September 30, 2016, we had $704,000 of gross unrecognized tax benefits, all of which was included in "Other long-term Liabilities" in the consolidated balance sheet.

Fair Value Measurements

For Plain Vanilla, we have elected the fair value option to account for our investment in the promissory notes. The call option was recorded at cost. As of the investment dates, the fair values of the promissory notes and the call option were determined to be $5.1 million and $2.4 million, respectively. As of September 30, 2016, we computed the fair value of the promissory notes to be $2.7 million and the fair value of the call option to be $0. Due to the decrease in the fair market value of the promissory notes, we recorded a charge of $570,000 and $2.4 million in other expense for the three and nine months ended September 30, 2016, respectively. Due to a decline in the forecasted revenue and future cash flow outlook of Plain Vanilla, the fair value of our call option as of September 30, 2016 was estimated to be negligible, which resulted in us recording an impairment charge of $60,000 and $2.4 million in other expense for the three months and nine months ended September 30, 2016, respectively. The promissory notes were recorded in prepaid expenses and other assets as of September 30, 2016.

As of September 30, 2016, our financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	September 30, 2016
Financial Assets
Cash and cash equivalents	$147,515	$—	$—	$147,515
Restricted cash	1,162	—	—	1,162
Convertible promissory note investment in Plain Vanilla Corp.	—	—	2,710	2,710
Call option to acquire Plain Vanilla Corp. (1)	—	—	—	—
Total Financial Assets	$148,677	$—	$2,710	$151,387

(1)	This asset is carried on the consolidated balance sheet on a historical cost basis and evaluated for impairment under ASC 325-20 (see “Note 6 - Investments")

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

The fair value of the promissory notes was estimated using a probability weighted assessment of the expected cash flows discounted to their present value.  The discount rate of 25% used in the analysis reflects the early stage nature of the entity and the overall gaming industry indices.  The assumptions used in the expected cash flows model are Level 3 inputs as defined above. The fair value of the call option was estimated using the probability weighted Black-Scholes valuation model. The Black- Scholes valuation model requires inputs such as the expected term of the call option, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. The weighted average assumptions used by us are Level 3 inputs as defined above and are noted in the following table:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016

Dividend yield	—%	—%
Risk-free interest rate	0.35%	0.41%
Expected volatility	66.65%	63.88%
Expected term (in years)	0.34	0.68

The following table presents the changes in fair value of the Plain Vanilla promissory note and the call option (in thousands):

	Nine months ended September 30, 2016
	Asset at the		Impairment		Asset at the
	beginning of		of cost method	Decrease in	end of
	the period	Additions	investment	fair value	the period
Convertible promissory note investment in Plain Vanilla Corp.	$—	$5,100	$—	$(2,390)	$2,710
Call option to acquire Plain Vanilla Corp. (1)	$—	$2,400	$(2,400)	$—	$-

(1)	This asset is carried on the consolidated balance sheet on a historical cost basis and evaluated for impairment under ASC 325-20 (see “Note 6 - Investments")

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Our market risk profile has not changed significantly during the nine months ended September 30, 2016.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2016, we had no short-term investments and substantially all $147.5 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income /(expense), operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2016 and December 31, 2015, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Canada, China, Hong Kong, India, Russia, Japan, and Korea, and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At September 30, 2016, Apple Inc. accounted for 35.3%, Jirbo Inc. (dba AdColony) (“AdColony”) accounted for 23.0%, and Google Inc. accounted for 21.9% of our total accounts receivable. At December 31, 2015, Apple accounted for 31.4%, AdColony accounted for 26.2%, and Google accounted for 19.2% of total accounts receivable. No other customer or digital storefront represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2015 and the first nine months of 2016, some of these currencies fluctuated significantly. Our revenue are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of British Pound Sterling (“GBP”), Chinese Renminbi, Euro, Indian Rupee, and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar (“USD”) could have and have had a material impact on our results of operations.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in GBP versus the USD, the Russian Ruble versus the USD, the Euro versus GBP, and the Indian Rupee versus the USD. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2016, we implemented a new enterprise resource planning ("ERP") system. The new ERP system was designed and implemented, in part, to enhance our overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency in our internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. We have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures.

Other than the ERP implementation, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception, including a net loss of $7.2 million in 2015 and a net loss of $70.2 million for the nine months ended September 30, 2016.  As of September 30, 2016, we had an accumulated deficit of $321.5 million.  While we have conducted several restructurings between December 2015 and April 2016 aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, including investing more heavily in our existing titles as part of our evergreen games strategy, developing new games with greater complexity, higher production values and deeper social features, running live operations on our games, and taking other steps to strengthen our company.  We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise (particularly since advertising costs in our industry have generally been rising and downloads of our games are decreasing as users spend more time on alternative software applications, such as social media and messaging applications), and we may continue to incur significant costs to acquire rights to third party intellectual property (particularly with regards to celebrity licensors), including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings we will continue to incur losses. For example during the nine months ended September 30, 2016 we recorded a $14.5 million royalty impairment related to the prepaid guaranteed royalty and license fee payments that we have made to an affiliate of Tencent Holdings Limited, or Tencent, related to our Rival Fire game and a $20.1 million impairment related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties.  We have also taken restructuring charges in the past, including $2.3 million during the nine months ended September 30, 2016 following our headcount reductions initiated in April 2016.  Additionally, during the nine months ended September 30, 2016 we recorded a charge of $2.4 million due to a decline in the fair market value of our call option for Plain Vanilla and a charge of $2.4 million due to a decrease in the fair value of the promissory notes issued to us by Plain Vanilla. Furthermore, given the declines in overall downloads of mobile gaming applications, the marked decline in gaming applications as compared to all mobile gaming applications generally, and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 and Eternity Warriors 4, as well as for our more recent titles, such as Britney Spears: American Dream,  Gordon Ramsay DASH, and Rival Fire have downloaded at significantly lower rates as compared to predecessor versions and previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of a product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Historically, we have focused on developing and publishing shooters and other action games primarily directed at male audiences, however our recent releases in this genre, which includes Deer Hunter 2016 and Rival Fire, have failed to download or monetize at the same rates as our legacy title Deer Hunter 2014. While our Kim Kardashian: Hollywood, Cooking Dash 2016 and Gordon Ramsay DASH titles have been commercially successful, our Katy Perry Pop and Britney Spears: American Dream games have not been, and meeting consumer expectations could prove more challenging for us in the future as we release additional games that are primarily targeted toward female audiences (such as our other games under development in the celebrity and resource management genres).  Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games.  It is difficult to predict when and how quickly one of our games will decline.  In particular, in connection with our evergreen games strategy, we expect to commit more resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in updating our existing titles in our efforts to create evergreen titles, such as the case with our recent update of Racing Rivals which has not been received well by players and has not resulted in increased revenues. As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity, and have the potential to become franchise games, and if, as we anticipate, we launch fewer titles in the remainder of 2016 and 2017 than in prior years, we may be less likely to launch a game that achieves significant commercial success.  If rates of decline are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games, such as we did with Rival Fire, that we expect to offset these declines, the new games we launch fail to download and/or monetize as we anticipate, or the enhancements we make to existing titles do not result in decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall and Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

Successfully developing and monetizing free-to-play games is a challenging business model.

In early 2010, we changed our business model to focus on becoming a leading developer and publisher of “free-to-play” games for smartphone and tablet devices.  Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.  The most successful launches of free-to-play games tend to include socio-competitive gameplay, player versus player activities, regularly updated content and other complex technological and creative attributes associated with Games-as-a-Service, or GaaS, offerings.  While we are working to include such features in our games, many of our historical games did not include some or all of these GaaS features, and we may not successfully execute this transition.  In addition, following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform.  We are partnering with A-list celebrities to selectively collaborate on future games, and if those games fail to perform to expected levels, such as occurred with our Katy Perry Pop and Britney Spears: American Dream titles, our revenue could be limited and our business and operating results would suffer.  We are also focusing our efforts on making our existing successful games into evergreen titles by adding new features, modes and community-enhancing features. However, this is a strategy with which we have limited experience. If we are unable to successfully implement this strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected, and we may be unable to launch successful new titles due to a diversion of talent and resources to our evergreen titles.  Our efforts to develop free-to-play games, celebrity and other licensed property games, enhance our existing titles and our transition towards becoming a GaaS company may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

•

our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including

•	competition for downloads not only with other mobile games but also with social media and other non-gaming related applications;
•	limits on the number of mobile applications players are willing to download to and maintain on their devices;
•	poor consumer reviews or other negative publicity;
•	ineffective or insufficient marketing efforts;
•	lack of sufficient social and community features;
•	lack of prominent storefront featuring;
•	failure to reach and maintain Top Free App Store rankings;
•

the relatively large file size of some of our games, which has been exacerbated due to Apple’s requirement that games released on the Apple App Store include 64-bit support; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations (which may have been the case with Britney Spears: American Dream); and

•

the inherent limitations of the smartphone platforms and telecommunications networks, which at most only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network; as a result, players must download our games that exceed 100 megabytes either via a wireless Internet (wifi) connection or initially to their computer and then side-load them to their device;

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

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 62.5% of our total revenue for the nine months ended September 30, 2016 compared with 61.1% of our total revenue for the nine months ended September 30, 2015.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 52.9% and 52.7% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 35.9% and 37.3% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 26.9% and 26.7% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. For example, in June 2016 Apple announced that they will begin displaying search advertisements for applications in the Apple App Store search results for the first time.  We may need to purchase such advertising to ensure the prominence of our games in the Apple App Store which could result in our marketing expenses increasing significantly. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

Our revenue and operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition, we may not be able to accurately predict our future revenue or results of operations.  This unpredictability may become more pronounced in future quarters as we anticipate releasing fewer games in the remainder of 2016 and 2017 as compared to recent years.  We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed.  As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect financial results for that quarter.

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
•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in the nine months ended September 30, 2016, we impaired $14.5 million related to prepaid royalty commitments and license fees paid to an affiliate of Tencent in connection with our Rival Fire title, $20.1 million related to contractual minimum guarantee royalty payments made to certain celebrity licensors and other prepaid royalties, $2.4 million  related to the impairment of our call option in Plain Vanilla, and $2.4 million related to a decline in the fair value of the promissory notes issued to us by Plain Vanilla, and in future periods we may be required to impair our goodwill due to further declines in our business and/or stock price, especially as our fair value increasingly approaches our carrying value (See Note 5 to our condensed consolidated financial statements), or take additional large impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful;

•

changes in the mix of revenue derived from games based on original intellectual property versus licensed intellectual property (including that we currently anticipate that a majority of our title launches for the remainder of 2016 and throughout 2017 will be based on or will significantly incorporate licensed intellectual property rather than being wholly original Glu intellectual property games);

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

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 2.6 million applications, including more than 650,000 active games, were available on Apple’s U.S. App Store as of November 1, 2016.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and expect to continue to incur significant minimum guaranteed royalty and other payments.  As of September 30, 2016 we have short-term and long-term prepaid royalty balances totaling $42.3 million. As a result, we may incur increased levels of impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in the nine months ended September 30, 2016, we impaired $14.5 million related to prepaid royalty commitments and license fees paid to an affiliate of Tencent in connection with our Rival Fire title, $20.1 million related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties  We expect that all of the games we release in the remainder of 2016 and many of the games we release in 2017 will be based on or otherwise incorporate celebrities and other third-party licensed brands, properties and other content as opposed to our original intellectual property games where we do not incur licensing fees and expenses.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

Consummation of our acquisition of Crowdstar does not provide assurance that the operations of Crowdstar will be accretive to our financial results or otherwise improve our results of operations and we may experience difficulties in integrating the Crowdstar business.

      In November 2016, we acquired shares representing nearly 95% of the issued and outstanding voting power of Crowdstar Inc., or Crowdstar.  The acquisition was effected as a direct stock purchase of the shares directly from certain of Crowdstar’s stockholders, including through a drag-along procedure utilized with respect to certain of these stockholders, and did not involve the cooperation of Crowdstar management. Acquisitions, such as our acquisition of Crowdstar, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will create accretive earnings and improved results of operations.  However, realization of these envisioned results are subject to numerous risks and uncertainties discussed further below.  In addition to the risks and uncertainties we face in connection with acquisitions generally, there are several additional risks and uncertainties we face in connection with the Crowdstar acquisition which include, but are not limited to, the following:

•

we have not reached agreement with certain members of Crowdstar management concerning their retention or termination, and may fail to do so in a timely manner or at all, which may be detrimental to our integration of Crowdstar and the full utilization of the assets we have acquired and could potentially result in litigation;

•

retention of key employees will be an important factor in our ability to achieve our goals for the acquisition, and key employees, contractual partners or customers of Crowdstar may be unwilling to assist in the transition and integration with us, which may adversely affect revenues from Crowdstar’s Covet: Fashion game, the scheduled launch and performance of its upcoming title, Design Home, relationships with Crowdstar’s key licensing and other partners, our integration of Crowdstar and our financial and operational results;

•

because Crowdstar management did not cooperate in the final stages of the due diligence process, we were not able to conduct as much due diligence as we would have otherwise performed if Crowdstar management had cooperated, and there may be unknown, underestimated or undisclosed liabilities or accounting or internal control issues that were not discovered in our due diligence of Crowdstar;

•

certain Crowdstar stockholders that are subject to the drag-along provisions of the voting agreement they are a party to with Crowdstar and other Crowdstar stockholders have not yet submitted their shares to us for purchase as is required under this voting agreement; any continued failure of such Crowdstar stockholders to comply with the drag-along provisions of the voting agreement may make it more time consuming and costly for us to acquire 100% of the outstanding shares of Crowdstar.
•	we have little to no experience integrating and managing an acquisition that did not have the support of the acquired company’s management and key personnel; and
•	we may have higher than anticipated costs in continuing support and development of acquired Crowdstar products.

    While we intend to proceed with our integration efforts, we cannot assure that we will be successful in those efforts and that the acquisition will be accretive to our financial results or otherwise improve our results of operations.

We have depended on a small number of games for a significant portion of our revenue in recent fiscal periods.  If these games do not succeed or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top four titles for the nine months ended September 30, 2016, (Kim Kardashian: Hollywood,  Cooking Dash 2016, Tap Sports Baseball 2016, and Racing Rivals), generated approximately 61.3% of our revenue during the period, while our top three titles for nine months ended September 30, 2015 (Kim Kardashian: Hollywood,  Racing Rivals, and Deer Hunter 2014), generated approximately 61.8% of our revenue during the period; no other game generated more than 10% of our revenue during the respective periods. In particular, Kim Kardashian: Hollywood, which was launched in June 2014, has accounted for a significant portion of our revenue, having generated 18.4% and 33.5% of our revenue for the nine months ended September 30, 2016 and 2015, respectively.  We are implementing measures to make our successful games into evergreen titles where we can reduce period over period declines in revenue from these titles and position ourselves to grow revenues from such titles. However, we have limited experience or success with this evergreen strategy and may not succeed in implementing or executing on it, which would cause our revenues to decline. In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, the Katy Perry Pop title we launched in the fourth quarter of 2015 and our Britney Spears: American Dream title that we launched in May 2016 both failed to generate meaningful revenue, and revenue from our Kendall and Kylie title declined significantly from its peak level following global launch in February 2016. In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several recent games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our game franchises would lead to revenue declines.

We expect to release additional titles in the celebrity genre, including additional titles featuring female musicians.  If these games do not succeed, our operating results and financial condition could be harmed and investors may question the viability of our celebrity product strategy.

We intend to launch games featuring Nicki Minaj and Taylor Swift, and have entered into agreements with additional celebrities to create games featuring their intellectual property. Games featuring celebrities have accounted for a significant percentage of our overall title releases to date in 2016 and will continue to do so in 2017, and will also account for a significant portion of our forecasted revenue.  We face a number of risks in our ability to successfully develop and monetize games featuring celebrities and may be unable to fully recoup minimum guaranteed royalty payments made to such celebrities through the generation of ongoing revenues from our titles.  For example, although Kim Kardashian: Hollywood has been by far the most successful mobile game featuring a celebrity and our Kendall and Kylie game achieved initial success following its worldwide launch in February 2016, we and other game developers have failed to achieve success with games featuring other celebrities, including our Katy Perry Pop and Britney Spears: American Dream titles. Further, we have been unable to sustain the initial success experienced by our Kendall and Kylie game while Britney Spears: American Dream failed to attract a significant user base and downloads from its initial launch, resulting in lower monetization.  Our failure to generate significant revenues from our celebrity titles since Kim Kardashian: Hollywood has resulted in us impairing a significant amount related to certain contractual minimum guarantee payments made to certain of our celebrity licensors. Accordingly, it is possible that there is something unique about Kim Kardashian West, the nature of her celebrity and the demographics and purchasing power of her fan base that has led to the continued and sustained success of Kim Kardashian: Hollywood that will not be replicable in games featuring other celebrities, particularly musicians. We plan to release additional games featuring female musicians –Nicki Minaj and Taylor Swift – and it is possible that games featuring these celebrities will not be commercially successful in the same manner as our prior games featuring a female musician, Katy Perry Pop and Britney Spears: American Dream.  In addition, some of the celebrities with whom we have partnered may have similar fan bases, and any actual overlap in the audiences for our different celebrity games could result in market saturation or cannibalization of revenue of our own games.  We must also differentiate our various celebrity games in order to ensure our games remain fresh and engaging and to satisfy our celebrity partners.  However, differentiating the game engines for our various celebrity titles could lead to increased development costs and potential product launch delays and may result in games that do not monetize as well as Kim Kardashian: Hollywood.  If our new celebrity games are not successful, our business and operating results would suffer and investors may question the viability of our celebrity product strategy.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, unexpected technical problems, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and our reliance on such third-party infrastructure and our GaaS technology platform will increase as we continue transitioning to becoming a GaaS company.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  Amazon experienced a power outage during the second quarter of 2012, which affected the playability of our games for approximately one day.  In addition, Amazon effected a large scale maintenance reboot of a portion of its systems during September 2014 to remedy a security flaw, and in September 2015, there was an outage of AWS Dynamo DB that affected our Deer Hunter 2016 game. While none of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games that we began releasing in the fourth quarter of 2013 will depend on the continued functionality of our GaaS technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including the GaaS technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and on five occasions during the last two years, we experienced similar outages with respect to our Racing Rivals game. Additionally, in October 2016 we experienced a short outage affecting our Tap Sports Baseball 2016 game.  In addition, at launch in September 2015, our Eternity Warriors 4 title experienced intermittent server issues that left the game temporarily inoperable.  More recently, we have experienced technical issues with our Kendall and Kylie title that have caused users to lose their game play data, including accumulated virtual currency and achieved levels.  If users are unable to access and play our games for any period of time, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may receive negative publicity and game ratings, we may lose players of our games, we may be required to issue refunds, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could require us to incur substantial repair costs, distract management from operating our business and result in a loss of revenue.

Cyber attacks, security breaches, and computer viruses could harm our business, reputation, brand and operating results.

Cyber attacks, security breaches, and computer viruses have occurred on our systems in the past and may occur on our systems in the future. We store sensitive information, including personal information about our employees.  In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Apple, Google, and Facebook.   Security breaches of our systems or the systems of third-parties on which we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability.  Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or our advertisers’ data. In addition, outside parties may attempt to fraudulently induce employees to disclose information in order to gain access to our data, our employees’ data, our players’ data or our advertisers’ data. We were the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums, and in January 2016 another cyber attack caused us to take down our user forums for nearly a week. In May 2016, one of our employees fell victim to a spear phishing attack in which the employee uploaded sensitive employee information to a third party website. In October 2013, we were also the victim of a “CryptoLocker” ransomware attack that temporarily prevented our access to sensitive company files.  Although these incidents did not result in a material loss of revenue, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue.  Maintaining an international presence in China and elsewhere, we may place ourselves at increased risk of cyber attacks, such as the denial of service attacks that affected Sony Pictures in the fourth quarter of 2014.  The low cost, relative ease and proliferation of internet enabled devices may also place us at increased risk of cyber attacks and, specifically, denial of service attacks, such as the denial of service attacks that affected Dyn in October 2016. In addition, as highlighted by recent reports that ISIS terrorists may have used Sony’s PlayStation 4 network to plan attacks, the chat and other social features in our games could potentially be used by terrorist organizations or other criminals to communicate or for other nefarious purposes, which could severely damage our brand and reputation.  If an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm due to such events or in connection with remediation efforts and costs, investigation costs or penalties, litigation, regulatory and enforcement actions, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results. In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could have a significant impact on our financial and operating results.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 41.5% in 2015 and 40.6% in the first nine months of 2016, largely due to the majority of our revenue being generated from games that are based on or substantially incorporate third-party intellectual property, such as Kim Kardashian: Hollywood,  Kendall and Kylie,  Racing Rivals, the Tap Sports Baseball franchise and Gordon Ramsay DASH.  We expect our revenue derived from games based on or substantially incorporating third-party intellectual property to increase further, as we expect to continue to derive significant revenue from Kim Kardashian: Hollywood, Racing Rivals, Tap Sports Baseball 2016, and Gordon Ramsay DASH, and as all of the titles we plan to release in the remainder of 2016 and the significant majority of titles we plan to release in 2017 will feature or otherwise leverage celebrities or other third-party licensed brands, properties or other content. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new celebrities on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

We publish games developed by third parties, which exposes us to a number of potential operational and legal risks.

Publishing games developed by third parties exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guaranteed royalties in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  For example, we agreed to significant license fee and minimum guaranteed royalty payments to an affiliate of Tencent to license and publish Tencent’s WeFire game in the United States and international markets outside of Asia under the title Rival Fire. Due to Rival Fire’s poor performance in terms of downloads and monetization since its launch in July 2016, we impaired $14.5 million during the three months ended September 30, 2016 related to these payments.  Other third-party games that we license and publish may not be commercially successful, particularly if they fail to appeal to Western audiences, and may not generate the amount of revenues necessary for us to fully recoup minimum guaranteed royalty and license fee payments.  We and other mobile gaming companies have failed in the past to achieve commercial success in bringing successful games developed and launched in Asia to Western markets, including with respect to our efforts to publish and monetize Rival Fire. In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team and experienced game development personnel.  In particular, we have experienced a recent change in our management team which includes the appointment of Nick Earl as our President and Chief Executive Officer and Niccolo de Masi as our Executive Chairman. Each of Mr. Earl and Mr. de Masi is critical to our vision, strategic direction, products and technology and the continued retention of the remaining senior management team is important to our continued development. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our continued transition to becoming a GaaS company and building the premier celebrity gaming platform.  The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including much of our celebrity gaming platform.  Recent stock price declines and headcount reductions may make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price continues to decline or remains at current levels, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming, operating a GaaS company, monetization and developing social and community features in particular, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

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

In April 2015, we entered into a strategic relationship with Tencent Holdings Limited, or Tencent, a leading Internet company in China and arguably the world’s largest gaming company.  Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  In November 2015, we entered into an agreement with an affiliate of Tencent to license and publish its game, WeFire, in the United States and international markets outside of Asia under the name Rival Fire, which we launched in July 2016. In light of the poor performance of the title in terms of monetization and downloads, and the related contractual prepaid royalty commitments and license fees under our agreement with the affiliate of Tencent, we impaired $14.5 million during the three months ended September 30, 2016.  In addition, we may not succeed in entering into any other agreements or operating partnerships with Tencent in the future.  Even if we do enter into additional operational partnerships, it could take months to years to fully realize the benefits of such partnerships and, to the extent such agreements involve publishing our games in China, some of our platform partners in China and other parts of Asia may view such a partnership negatively, and in fact, some partners in China may already view the fact that Tencent is a significant investor in us negatively, and we may find it more difficult to obtain featuring of our games from such partners in China going forward.

Tencent, through its controlled affiliates, held approximately 21.1% of the aggregate voting power of our common stock as of September 30, 2016, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and Mr. Ma or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

     We have underway a multi-phase project to convert certain key internal systems and processes, including our enterprise resource planning, or ERP, system to a cloud based system. In August 2016 we implemented major changes to our ERP system, which activities we expect to continue into 2017. In connection with the transition to our new ERP system in the third quarter of 2016, we shutdown certain of our legacy ERP systems in the third quarter of 2016, which affected certain of our processes in the third quarter and may impact our processes in the fourth quarter of 2016 and in 2017. While we have transitioned to our new ERP system, we may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process payments, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated and in the event of lengthy project delays, we may experience issues with retention of the implementation team. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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
•

an impairment of acquired goodwill and other intangible assets or investments in future periods would result in a charge to earnings in the period in which the write-down occurs, such as the case with each of the charges we took in the second and third quarters of 2016 for our investments in Plain Vanilla;

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

We currently transact business in more than 100 countries and in dozens of different currencies, with Pounds Sterling, Euros and Chinese Renminbi being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2015 and the first three months of 2016, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. Conversely, the current economic crisis in Russia has led to a significant devaluation of the Ruble compared to the U.S. Dollar through the second quarter of 2016. While the Ruble has recovered somewhat since historic lows in the second quarter of 2016, it remains significantly devalued, which has reduced the effective salaries of our employees in our Moscow studio.  As a result, we may be at risk of losing key employees to competitors who are willing to offer higher effective wages. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 26.3% and 32.5% of our revenue during the nine months ended September 30, 2016 and 2015, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan, and Russia.  We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office.  Risks affecting our international operations include:

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

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and launched a version of our Frontline Commando: D-Day game utilizing the Skillz technology platform that allowed players to compete against each other in tournaments for cash prizes.  We have also in the past through a partnership with Probability PLC offered a suite of Glu branded mobile slots games in the United Kingdom and might continue to explore opportunities with respect to real money gambling.  We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business.  Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the FTC and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  For example, in December 2012, the FTC adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13, which amendments became effective in July 2013.  In addition, the European Union has legislated reforms to its existing data protection legal framework.  In October 2015, the Court of Justice of the European Union issued a ruling striking down the longstanding Safe Harbor agreement between the United States and the European Union, which in July 2016 was replaced by the Privacy Shield. Various government and consumer agencies have also called for new regulation and changes in industry practices.  For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices.  Additionally, in January 2014, the FTC announced a settlement with Apple related to in-app purchases made by minors.  In April 2016, the FTC was also successful in a lawsuit against Amazon, with a Federal District Court granting summary judgment in favor of the FTC, finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors.  In response to developments in the interpretation and understanding of regulations such as these and guidance and inquiries from the California Attorney General, we released updates to our My Dragon and Deer Hunter Reloaded games and made changes to our games in development to make our privacy policy readily accessible to players of these games as required by the California Online Privacy Protection Act.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statements, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares.  For example, Tencent is free to sell the 21,000,000 shares it acquired from us in the second quarter of 2015 on the open-market, subject only to our black-out periods and other limitations under our insider trading policy. In addition, we issued 9,982,886 shares in connection with our acquisition of Cie Games, Inc. in August 2014.  We filed a Registration Statement on Form S-3 covering the resale of such shares.  Accordingly, the shares issued in the Cie Games acquisition are subject to only limited re-sale restrictions and sales of substantial amounts of such shares may occur.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In January 2016, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock. The timing and amount of any stock repurchases was to be determined based on market conditions, share price and other factors. The program did not require us to repurchase any specific number of shares of our common stock, and could be modified, suspended or terminated at any time without notice.

      During the nine months ended September 30, 2016, we did not repurchase any shares of our common stock.

      On October 31, 2016, our Board of Directors terminated this share repurchase program.

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

GLU MOBILE INC.
Date: November 9, 2016	By:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01+

Amendment No. 3 dated September 16, 2016 to License Agreement, dated as of November 5, 2013, by and between Glu Mobile Inc. and Kimsaprincess, Inc., as previously amended June 13, 2014 and September 2, 2014.

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