Form 10-Q
period 2017-03-31
GLU MOBILE INC
filed 2017-05-08
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ◻

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☒    No   ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻
			
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2017: 134,741,760.

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$73,150	$102,102
Accounts receivable, net	27,030	21,477
Prepaid royalties	10,672	12,465
Restricted cash	1,054	—
Prepaid expenses and other assets	23,877	18,986
Total current assets	135,783	155,030
Property and equipment, net	4,959	5,640
Restricted cash	110	1,312
Long-term prepaid royalties	33,578	31,288
Other long-term assets	3,510	3,506
Intangible assets, net	22,634	25,896
Goodwill	116,842	116,832
Total assets	$317,416	$339,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,233	$16,298
Accrued liabilities	1,528	1,788
Accrued compensation	8,534	12,495
Accrued royalties	10,212	8,623
Accrued restructuring	1,026	271
Deferred revenue	56,613	44,865
Total current liabilities	93,146	84,340
Long-term accrued royalties	9,086	20,836
Other long-term liabilities	1,197	1,514
Total liabilities	103,429	106,690

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at March 31, 2017 and December 31, 2016; 134,742 and 134,001 shares issued and outstanding at March 31, 2017 and December 31, 2016	13	13
Additional paid-in capital	575,044	571,243
Accumulated other comprehensive income	234	246
Accumulated deficit	(361,304)	(338,688)
Total stockholders’ equity	213,987	232,814
Total liabilities and stockholders’ equity	$317,416	$339,504

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$56,788	$54,528
Cost of revenue:
Platform commissions, royalties and other	20,860	20,320
Impairment of prepaid royalties and minimum guarantees	792	43
Amortization of intangible assets	3,262	2,324
Total cost of revenue	24,914	22,687
Gross profit	31,874	31,841
Operating expenses:
Research and development	25,032	20,312
Sales and marketing	17,287	12,624
General and administrative	8,497	7,984
Restructuring charge	3,712	106
Total operating expenses	54,528	41,026
Loss from operations	(22,654)	(9,185)
Interest and other expense, net:
Interest income	7	21
Other income /(expense)	(129)	448
Interest and other income/(expense), net	(122)	469
Loss before income taxes	(22,776)	(8,716)
Income tax benefit	12	166
Net loss	$(22,764)	$(8,550)

Net loss per common share - basic and diluted	(0.17)	(0.07)

Weighted average common shares outstanding - basic and diluted	134,336	129,171

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(22,764)	$(8,550)
Other comprehensive loss:
Foreign currency translation adjustments	(12)	(194)
Other comprehensive loss:	(12)	(194)
Comprehensive loss	$(22,776)	$(8,744)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(22,764)	$(8,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	790	656
Amortization of intangible assets	3,262	2,324
Change in fair value of investments	—	(300)
Non-cash foreign currency translation loss	129	(148)
Stock-based compensation	3,541	3,545
Non-cash warrant expense	62	9
Non-cash restructuring charges	177	—
Impairment of prepaid royalties and minimum guarantees	792	43
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,575)	1,138
Prepaid royalties	(12,207)	(5,228)
Prepaid expenses and other assets	(4,876)	(634)
Accounts payable and other accrued liabilities	(1,180)	(259)
Accrued liabilities	(139)	100
Accrued compensation	(3,959)	(2,596)
Accrued royalties	756	(1,129)
Deferred revenue	11,748	(362)
Accrued restructuring	755	(342)
Other long-term liabilities	(327)	(57)
Net cash used in operating activities	(29,015)	(11,790)

Cash flows from investing activities:
Purchase of property and equipment	(413)	(608)
Decrease in restricted cash	148	—
Investments in Plain Vanilla Corp and Dairy Free Games, Inc. (Note 7)	—	(7,000)
Purchase of intangible assets (including purchase of intangible assets from a related party of $0 and $2,500 for the three months ended March 31, 2017, and March 31, 2016, respectively)	—	(2,500)
Net cash used in investing activities	(265)	(10,108)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	778	1,129
Taxes paid related to net share settlement of equity awards	(381)	(577)
Net cash provided by financing activities	397	552

Effect of exchange rate changes on cash	(69)	87
Net decrease in cash and cash equivalents	(28,952)	(21,259)
Cash and cash equivalents at beginning of period	102,102	180,542
Cash and cash equivalents at end of period	$73,150	$159,283

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2017 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2017 and 2016, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of March 31, 2017 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, operating loss, net loss, cash flows, total assets, total liabilities or stockholders’ equity.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended
	March 31,
	2017	2016
Apple	52.9%	51.3%
Google	29.7%	27.4%

At March 31, 2017, Apple Inc. (“Apple”) accounted for 56.7%, and Google Inc. (“Google”) accounted for 21.5%  of total accounts receivable. At December 31, 2016, Apple accounted for 43.9%, Google accounted for 22.3%, Jirbo, Inc. (dba AdColony) accounted for 10.8%, and Fyber GmbH accounted for 10.5%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance, which simplifies the accounting and presentation for share-based payments, provides for a number of amendments which impact the accounting for income taxes and the accounting for forfeitures. ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 and requires varied adoption methods for each respective amendment. The Company adopted this guidance in the first quarter of 2017 and elected to change its policy on accounting for forfeitures and recognize them as they occur using the modified retrospective transition method. This resulted in a cumulative-effect adjustment of $148 between opening accumulated deficit and additional paid in capital balance as of January 1, 2017. In addition, the other amendments related to accounting for income taxes and statutory tax withholding requirements were adopted using a prospective transition method and did not have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements. The amendments in ASU No. 2016-19 represent changes to clarify the accounting standard codification, correct unintended application of guidance, or make minor improvements to the accounting standards codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public companies, the standard is effective immediately for amendments that do not have transition guidance. Amendments that are subject to transition guidance, the effective date is interim and annual reporting periods beginning after December 15, 2016. The Company adopted the standard immediately upon issuance for amendments that do not have transition guidance and effective January 1, 2017 for amendments that are subject to transition guidance. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350),  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted.  The Company is currently assessing the impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The standard will be effective in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The updated standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective January 1, 2018. The FASB recently issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

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

Note 2 — Net Loss Per Share

The Company computes net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(22,764)	$(8,550)
Shares used to compute net loss per share:
Weighted average common shares outstanding	134,336	131,870
Weighted average common shares subject to restrictions	—	(2,699)
Weighted average shares used to compute basic net loss per share	134,336	129,171
Net loss per share - basic and diluted	$(0.17)	$(0.07)

The following weighted average options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, and restricted stock units (“RSUs”) have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2017	2016
Warrants to purchase common stock	4,267	4,267
Unvested common shares subject to restrictions	—	2,699
Options to purchase common stock	16,571	7,053
RSUs	7,954	7,002
	28,792	21,021

Note 3 — Business Combinations

Crowdstar Inc.

On November 2, 2016, the Company, acquired shares representing approximately 80.6% of the issued and outstanding voting power of Crowdstar Inc., a Delaware corporation (“Crowdstar”), from Time Warner Inc., Intel Capital Corporation and certain other stockholders of Crowdstar (the “Participating Stockholders”). Crowdstar is a developer of fashion and home decor genre games for mobile devices based in Burlingame, California. The Company acquired Crowdstar to leverage its casual games expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets.  The Company paid approximately $40,794 in cash to the Participating Holders in exchange for the acquired shares. In addition, certain drag-along provisions specified in a voting agreement by and among Crowdstar and certain other stockholders of Crowdstar were triggered.  Pursuant to the drag-along provisions, certain other stockholders of Crowdstar were required to tender their Crowdstar capital stock to the Company on the same terms as the Participating Holders. Upon acquiring over 90% of the issued and outstanding voting power of Crowdstar pursuant to the drag-along provisions, on December 6, 2016, the Company acquired the remaining issued and outstanding shares of Crowdstar in a short-form merger under the laws of the State of Delaware for an additional $4,667 for a total of $45,461 for 100% ownership of Crowdstar.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $16,000 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $1,582 in transitional costs associated with the acquisition of Crowdstar, which included $1,115 of research and development expense and $413 of general and administrative expense during the three months ended March 31, 2017.

The Company allocated the residual value of $28,776 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles – Goodwill and Other – Internal-Use Software, (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Crowdstar acquisition is not deductible for tax purposes.

Plain Vanilla Corp.

On December 19, 2016, the Company acquired substantially all of the intangible assets and certain other assets of Plain Vanilla Corp. (“Plain Vanilla”), the developer of the QuizUp interactive software application for mobile devices, based in Reykjavik, Iceland. The Company acquired these assets in order to expand the Company’s game offerings on smartphones and tablets.

The Company forgave and canceled $7.5 million in aggregate principal amount of convertible promissory notes of Plain Vanilla held by the Company, and all interest thereon, in exchange for acquiring the QuizUp assets and technology and other receivables. The deemed fair value of the consideration as of the acquisition date was determined to be $3,200. The acquired assets represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets into the Company’s existing business. The asset purchase agreement also contains customary representations, warranties and covenants, including non-competition and indemnification provisions.

The allocation of the purchase price is based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired. The following table summarizes the fair values of assets acquired at the date of acquisition:

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

Valuation Methodology

The Company engaged a third party valuation firm to aid management in its analyses of the fair value of Crowdstar and the assets acquired from Plain Vanilla. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

The Company valued titles, content, technology, and in-process research and development primarily using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue, cost of goods sold, and operating expenses for Crowdstar legacy titles, the future amortization tax benefit of the legacy titles, and a discount rate of between 20% and 35%.

The fair value of Crowdstar’s deferred revenue was determined to be $1,500 as of the valuation date. This was valued using the estimated costs including hosting fees and salaries and benefits to support the contractual obligations associated with these revenue, plus a market participant margin. The deferred revenue will be recognized on a straight-line basis over nine months from the valuation date.

As of the valuation date, Crowdstar was in process of developing a game, which was launched in the fourth quarter of 2016.

Pro Forma Financial Information

The results of operations for Crowdstar and Plain Vanilla and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s unaudited consolidated financial statements since their respective dates of acquisition. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Crowdstar and Plain Vanilla for the periods shown as if the acquisition of Crowdstar and Plain Vanilla had each occurred on January 1, 2015. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

Three months ended March 31,
2016
(unaudited)
Total pro forma revenue	$67,499
Pro forma net loss	(12,611)
Pro forma net loss per share - basic	(0.10)
Pro forma net loss per share - diluted	(0.10)

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

As of March 31, 2017, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	March 31, 2017
Financial Assets
Cash and cash equivalents	$73,150	$—	$—	$73,150
Restricted cash - long term and short term	1,164	—	—	1,164
Total Financial Assets	$74,314	$—	$—	$74,314

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

Note 5 — Balance Sheet Components

Accounts Receivable

	March 31,	December 31,
	2017	2016
Accounts receivable	$27,867	$22,314
Less: Allowance for doubtful accounts	(837)	(837)
	$27,030	$21,477

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three months ended March 31, 2017 and 2016.

Prepaid Expenses and Other Assets

	March 31,	December 31,
	2017	2016
Deferred platform commission fees	$15,050	$11,571
Deferred royalties	3,130	3,275
Taxes receivable	63	63
Other	5,634	4,077
	$23,877	$18,986

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2017 and December 31, 2016 were as follows:

		March 31, 2017			December 31, 2016
		Gross	Accumulated	Net	Gross	Accumulated	Net
		Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
		Value	Expense	Value	Value	Expense	Value
		(Including	(Including	(Including	(Including	(Including	(Including
	Estimated	Impact of	Impact of	Impact of	Impact of	Impact of	Impact of
	Useful	Foreign	Foreign	Foreign	Foreign	Foreign	Foreign
	Life	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)	Exchange)
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$40,946	$(22,092)	$18,854	$40,942	$(19,255)	$21,687
Carrier contract and related relationships	5 yrs	14,100	(11,748)	2,352	14,029	(11,427)	2,602
Licensed content	2.5 - 5 yrs	2,352	(2,352)	—	2,334	(2,334)	—
Service provider license	9 yrs	214	(214)	—	212	(212)	—
Trademarks	7 yrs	5,118	(3,690)	1,428	5,117	(3,510)	1,607
Total intangibles assets		$62,730	$(40,096)	$22,634	$62,634	$(36,738)	$25,896

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue.

During the three months ended March 31, 2017 and 2016, the Company recorded amortization expense in the amounts of $3,262 and $2,324, respectively, in cost of revenue.

As of March 31, 2017, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2017	$7,005
2018	5,905
2019	4,960
2020	3,258
2021 and thereafter	1,506
$22,634

Goodwill

Goodwill for the periods indicated was as follows:

	March 31, 2017	December 31, 2016
Goodwill	$189,943	$161,001
Accumulated impairment losses	(73,111)	(73,111)
Balance as of January 1	116,832	87,890
Goodwill acquired during the year	—	29,029
Effects of foreign currency exchange	10	(87)
Balance as of period ended:	116,842	116,832
Goodwill	189,953	189,943
Accumulated impairment losses	(73,111)	(73,111)
Balance as of period ended	$116,842	$116,832

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

Note 7 — Investments

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

On December 19, 2016, the Company acquired substantially all of the intangible assets and certain other assets of Plain Vanilla in exchange for forgiveness and cancellation of $7.5 million in aggregate principal amount of convertible promissory notes and all interest thereon. The call option agreement was terminated as of that date. See “Note 3 – Business Combinations” for additional details.

The Company elected the fair value option to account for its investment in the promissory notes. The call option was recorded at cost. As of the investment date, the fair value of the promissory note and the call option was determined to be $2,600 and $2,400, respectively. As of March 31, 2016, the Company fair valued the promissory note at $2,900 and recorded a benefit of $300 in other income for the three months ended March 31, 2016.

Plain Vanilla, prior to acquisition of its assets by the Company, was a variable interest entity (“VIE”). However, the Company determined that it was not the primary beneficiary of this VIE since the Company did not have the power to direct the activities of this VIE that most significantly impacted its economic performance. This determination was based on the following factors: (i) the development stage of Plain Vanilla’s products; (ii) the Company's inability to exercise control or decision making power over Plain Vanilla, as well as its lack of involvement in day-to-day operations and management decisions; and (iii) the fact that the call option to acquire Plain Vanilla, before the acquisition of its assets by the Company, was significantly out of the money.

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

For Dairy Free, the preferred stock investment was recorded at cost. As of the investment date and as of March 31, 2017, the preferred stock investment was recorded at $2,000 in other long-term assets. The development funding was fully recognized as research and development expense as the development activities were performed. For the three months ended March 31, 2017 and March 31, 2016, the Company recorded $0 and $260 in research and development expense related to this arrangement, respectively.

Dairy Free is a VIE; however, the Company has determined that it is not the primary beneficiary of this VIE since the Company currently does not have the power to direct the activities of this VIE that most significantly impact its economic performance. The Company made this determination based on the following factors: (i) the development stage of Dairy Free’s products; and (ii) the Company's inability to exercise control or decision making power over Dairy Free, based on the Company's ownership percentage and voting rights, as well as its lack of involvement in day-to-day operations and management decisions.

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

Note 8 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through April 2021. Rent expense for the three months ended March 31, 2017 and 2016 was $1,171 and $1,241, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $702 and $820 at March 31, 2017 and December 31, 2016, respectively, of which $456 and $619 was included within other long-term liabilities at March 31, 2017 and December 31, 2016, respectively.

The Company has provided deposits for lines of credit totaling $1,054 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s consolidated balance sheet as of March 31, 2017.

As of March 31, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Year Ending December 31,	Payments
2017 (remaining 9 months)	$3,109
2018	2,101
2019	1,671
2020	1,004
2021 and thereafter	114
$7,999

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

At March 31, 2017, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2017 (remaining 9 months)	$8,198	$2,650
2018	3,485	—
2019	4,250	—
	$15,933	$2,650

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Future developer commitments as of March 31, 2017 were $2,650. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $11,693 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2017 and December 31, 2016.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. The Company had recorded no liabilities for these provisions as of March 31, 2017 and December 31, 2016.

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

Note 9 — Stockholders’ Equity

Warrants to Purchase Common Stock

Celebrity Warrants

During 2015, the Company issued warrants to celebrity licensors, and entities affiliated with one of the celebrity licensors, to purchase up to an aggregate of 1,100 shares of the Company’s common stock, subject to adjustments for dividends, reorganizations and other common stock events (collectively, the “Celebrity Warrants”). With respect to Celebrity Warrants covering 1,000 shares, such warrants vest with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months, subject to full acceleration in the event of (i) the Company’s full recoupment of the minimum guarantee payments under the related license agreement, (ii) the termination of the license agreement due to the Company’s material breach of the agreement or (iii) a change of control of the Company. With respect to the remaining Celebrity Warrants covering 100 shares issued in 2015, such warrants vest in equal monthly installments over 60 months, with up to 25% of the shares subject to accelerated vesting in the event the celebrity licensor approves game design documentation by a certain date and the related game commercially launches by a certain date. During the three months ended March 31, 2017, none of these vesting conditions were met.

Each of the Celebrity Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. As of March 31, 2017, Celebrity Warrants covering 1,600 shares of the Company’s common stock were outstanding.

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

The amount recognized as expense with respect to these Celebrity Warrants was immaterial for the three months ended March 31, 2017 and 2016.

MGM Warrants

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that provided MGM the right to purchase up to 3,333 shares of the Company’s common stock subject to adjustments for dividends, reorganizations and other common stock events (the “MGM Warrant”). As of March 31, 2017, MGM Warrants covering

2,667 shares of the Company’s common stock were outstanding. These remaining shares vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. During each of the three months ended March 31, 2017 and 2016, none of these vesting conditions were met.

Warrants outstanding at March 31, 2017 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2016	4,267	$3.61	4.78
Granted	-	-
Exercised	-	-
Warrants outstanding, March 31, 2017	4,267	$3.61	4.78

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

As of March 31, 2017, 2,669 shares were available for future grants under the Second Amended 2007 Plan.

2007 Employee Stock Purchase Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”).

As of March 31, 2017, 735 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with NASDAQ Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but effective November 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Market on the date of determination. In December 2015, the Company’s Compensation Committee approved an increase in the number of authorized shares of common stock available for grant under the Inducement Plan by 1,000 shares in connection with grants made to Nick Earl upon his hiring as President of Global Studios. In November 2016, the Company’s Compensation Committee approved an increase of 6,000 shares in the aggregate number of shares of common stock authorized under the plan in connection with grants made to employees of Crowdstar following our acquisition of Crowdstar.

As of March 31, 2017, 1,227 shares of common stock were reserved for future grants under the Inducement Plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Second Amended 2007 Plan and 2008 Equity Inducement Plan for the three months ended March 31, 2017 is as follows:

Shares
Available
Balances at December 31, 2016	3,864
Increase in authorized shares	—
Share-based awards granted (1)	(1,401)
Share-based awards canceled (2)	1,433
Balances at March 31, 2017	3,896

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

RSU Activity

A summary of the Company’s RSU activity for the three months ended March 31, 2017 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2016	8,224	$3.33
Granted	394	$2.07
Vested	(476)	$4.06
Forfeited	(462)	$3.31
Awarded and unvested, March 31, 2017	7,680	$3.22

Restricted stock units vested and expected to vest at March 31, 2017	7,680	$3.22	$17,433

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2016	15,813	$2.74	7.38	$—
Options granted	881	$2.01
Options canceled	(594)	$3.39
Options exercised	—	$—
Balances at March 31, 2017	16,100	$2.67	7.18	$1,631

Options vested and expected to vest at March 31, 2017	16,100	$2.67	7.18	$1,631
Options exercisable at March 31, 2017	5,009	$3.58	2.54	$—

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $2.27 per share as of March 31, 2017 (the last trading day in the quarter). Consolidated net cash proceeds from option exercises were $0 and $100 for the three months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

The cost of RSUs is determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on The NASDAQ Global Market on the date of grant. RSUs typically vest and are settled over approximately a four-year period with 25% of the shares vesting on or around the one-year anniversary of the grant date and the remaining shares vesting quarterly thereafter. Compensation cost is amortized on a straight-line basis over the requisite service period.

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table.

	Three Months Ended
	March 31,
	2017	2016
Dividend yield	—%	—%
Risk-free interest rate	1.73%	1.20%
Expected volatility	50.1%	56.1%
Expected term (years)	4.00	4.00

The Company based its expected volatility on its own historical volatility and the historical volatility of a peer group of publicly traded entities. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from six to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $0.81 and $4.09 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2017	2016
Research and development	$1,441	$1,194
Sales and marketing	362	292
General and administrative	1,738	2,059
Total stock-based compensation expense	$3,541	$3,545

As of March 31, 2017, the Company had $22,645 of total unrecognized compensation expense related to RSUs. As of March 31, 2017, the Company had $9,315 of total unrecognized compensation expense related to stock options. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 2.77 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 3.42 years.

Note 11 — Income Taxes

The Company recorded an income tax benefit of $12 and $166 for the three months ended March 31, 2017 and 2016, respectively. The change in income tax provision was due to changes in pre-tax income in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.  The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of March 31, 2017 and December 31, 2016, the total amount of unrecognized tax benefits was $11,524 and $11,011, respectively. As of March 31, 2017 and December 31, 2016, approximately $439 and $421, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance. As of March 31, 2017, the Company anticipated that the liability for uncertain tax positions, excluding interest and penalties, could decrease by approximately $82 within the next twelve months due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded an expense of $14 and $17 related to interest on uncertain tax positions during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had a liability of $264 and $294, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, Canada, China, and India. The Company’s federal tax returns are open by statute for tax years 1997 and forward and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s China income tax returns are open by statute for tax years 2011 and forward.

The Company has not made a provision for income taxes on unremitted earnings of its foreign controlled subsidiaries, excluding China, as of March 31, 2017. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue are attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended
	March 31,
	2017	2016
United States	$41,963	$39,625
Americas, excluding the United States	3,183	2,337
EMEA	7,139	7,353
APAC	4,503	5,213
	$56,788	$54,528

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2017	2016
United States	$3,049	$3,768
Rest of the World	1,910	1,872
	$4,959	$5,640

Note 13 — Restructuring

During 2016 and the first three months of  2017,  the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the three months ended March 31, 2017, the Company recorded $3,712 of restructuring charges related to employee and lease termination costs in the Company’s Bellevue, Washington; Long Beach, California; San Francisco, California; Portland, Oregon; and Beijing, China offices. The Company expects to substantially complete payments of employee and lease termination costs associated with these restructurings by the third quarter of 2017. During the three months ended

March 31, 2016, the Company recorded $106 of restructuring charges related to employee termination costs in the Company’s Long Beach, California and Bellevue, Washington offices.

	Fiscal 2017 and 2016
	Restructuring	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Other	Total
Balance as of January 1, 2016	$310	$—	$31	$341
Charges to operations	1,491	740	48	2,279
Non-cash charges/adjustments	—	122	—	122
Charges settled in cash	(1,801)	(591)	(79)	(2,471)
Balance as of December 31, 2016	$—	$271	$—	$271
Charges to operations	2,678	1,034	—	3,712
Non-cash charges/adjustments	—	(177)	—	(177)
Charges settled in cash	(1,843)	(937)	—	(2,780)
Balance as of March 31, 2017	$835	$191	$—	$1,026

Note 14 — Related Party Transactions

The Company and an affiliate of one of the Company’s principal stockholders entered into an agreement in November 2015 pursuant to which, the Company agreed, subject to certain conditions, to pay in the aggregate, up to $15,000 in recoupable advanced royalties and non-recoupable license fees. As of March 31, 2017, and March 31, 2016, the Company had paid an aggregate of $15,000, and $5,000 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report and (2) the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017. The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important in order to understand our financial results for the three months ended March 31, 2017 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended March 31, 2017 was $56.8 million, a 4.1% increase compared to the three months ended March 31, 2016, in which we reported revenue of $54.5 million. The increase was primarily related to an increase in revenue from new title launches, such as the releases of Gordon Ramsay DASH in June 2016 and Tap Sports Baseball 2016 in April 2016, and the addition of Covet Fashion and Design Home through our acquisition of Crowdstar in November 2016. This increase was partially offset by declining revenue on a year-over-year basis from catalog titles such as Kim Kardashian: Hollywood,  Racing Rivals,  Kendall and Kylie, and Deer Hunter 2016.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 62.2% and 61.6% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 52.9%, and 51.3% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 36.2% and 37.5% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 29.7% and 27.4% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We currently publish titles in five genres: fashion and celebrity, sports and action, food, home and social networking. We believe these are genres in which we have already established a leadership position, are otherwise aligned with our strengths or are conducive to the establishment of a strong growth title. Across genres, we view our titles as either “growth” titles or “catalog” titles, and within the catalog group, our titles are either classified as evergreen titles or legacy titles. Growth titles are titles that we continue to update with additional content and features and which grow revenue year over year.  Evergreen titles are similar to growth titles in that we continue to update them with additional content and features, but differ from growth titles in that our focus is to reduce and potentially reverse their year over year revenue declines; to the extent that we succeed in our efforts to grow annual revenue from an evergreen title, we would then consider such evergreen title to be a growth title. Legacy titles are those titles that are still published by us and earn revenue, but on which we expend little to no investment in terms of updates and enhancements.

We established our leadership in the fashion and celebrity gaming genre when we launched Kim Kardashian: Hollywood in June 2014, and extended our leadership position through our acquisition of Crowdstar in November 2016 and its successful Covet Fashion title.  Our leadership in the sports and action category remains strong with our Tap Sports Baseball,  Racing Rivals and Deer Hunter franchises, and we have furthered our leadership with the launch of MLB Tap Sports Baseball 2017 in March 2017 which includes licensed content from Major League Baseball, or MLB, for the first time together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, or MLBPA, and Major League Baseball Players Alumni Association, or MLBPAA.  The food genre includes our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our successful release of Gordon Ramsay DASH in June 2016. We established our leadership position in the home genre with our release of Design Home in November 2016, which was the first title launched by Crowdstar following the acquisition. Our social networking genre includes QuizUp, a title we acquired in our purchase of substantially all of the assets of Plain Vanilla Corp. in December 2016.

We believe that our games consistently have high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically helped to drive installs and awareness of our games and resulted in highly positive consumer reviews.  The majority of our games were featured on Apple and Google storefronts upon worldwide commercial release, which we believe is the result of us being a good partner of Apple and Google.

We work closely with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  For example, our celebrity games utilize transmedia storytelling, leveraging the celebrity’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on the celebrity’s life.  Our goal is for the game content to become entwined with the celebrity’s persona and social media presence, and to otherwise enhance interaction with the celebrity’s fans.  We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2017 which features all MLB clubs and uniforms and current and former MLB players. We also plan to work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base.  In order to capitalize on the impact of our brand and celebrity licensors, we need to differentiate each game we release and space out our launch dates in order to avoid cannibalization of revenue from our existing games and to ensure that each game resonates with our players. While we believe our strategy has proven to be successful in certain areas, we have not experienced the level of success with Katy Perry Pop,  Kendall & Kylie,  Britney Spears: American Dream and Nicki Minaj: The Empire that we experienced with Kim Kardashian: Hollywood, which necessitated impairments to certain contractual minimum guarantee payments made to certain of our celebrity licensors during 2016. We will need to continue our efforts to differentiate and provide innovative features in our future celebrity based titles, including user generated content and social features, if we are to succeed in our strategy.

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

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention as part of our product strategy, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding additional social features, tournaments and events, offering subscriptions for in game durables and consumables to players or otherwise. Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with celebrities, social influencers, organizations and brands that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses with our most successful partners requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games.  Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our Covet Fashion, Kim Kardashian: Hollywood, Cooking Dash 2016, Gordon Ramsay DASH, and Deer Hunter 2017 titles and the year over year growth of our Tap Sports Baseball franchise. We plan to focus on regularly updating and otherwise supporting our growth and evergreen titles in order to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles. In particular, we have recently begun significantly increasing our marketing expenditures for our Design Home title in an effort to leverage the game’s momentum and maximize its booking potential.  As a result, we expect our sales and marketing expenses to significantly increase in the second quarter of 2017 compared with the first quarter of 2017, and to decline from this peak during the remainder of 2017, but to remain above our marketing expenses from the first quarter of 2017. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth titles in the remainder of 2017 and beyond.

Our net loss in the three months ended March 31, 2017 was $22.8 million versus a net loss of $8.6 million in the three months ended March 31, 2016.  This change was primarily due to an increase in operating expenses of $13.5 million, an increase in cost of revenue of $2.2 million, and an increase in interest and other expense of $591,000. These unfavorable factors were partially offset by an increase in revenue of $2.3 million.  See “—Results of Operations—Comparison of the Three Months Ended March 30, 2017 and 2016” below for further details. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the Euro, Chinese Renminbi, Russian Ruble, and Indian Rupee), and our customers’

reporting currencies, which fluctuated significantly in 2016.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses.  As noted above, we expect to significantly increase our marketing expenditures during the remainder of 2017, which will impair our ability to achieve and sustain profitability if this spending does not result in increased revenues. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We have conducted several restructurings since December 2015, including most recently in January 2017, reducing our headcount by more than 100 personnel. As part of these efforts, in January 2017 we began to transition development and live operations of our Racing Rivals title to Carbonated Inc., or Carbonated, which recently released an update for Racing Rivals featuring content from the movie franchise Fast and the Furious. However, the cost reductions from these restructurings were largely offset by personnel costs related to our acquisition of Crowdstar and its 90 employees in November 2016.  In addition, we plan to bolster our studios by continuing to hire additional development personnel in the San Francisco Bay Area and Hyderabad, India, including additional proven creative leaders.

Cash and cash equivalents at March 31, 2017 totaled $73.2 million, a decrease of $29.0 million from the $102.1 million balance at December 31, 2016. This decrease was primarily related to $29.0 million of cash used in operations, including a $12.2 million increase in prepaid royalties associated with minimum guaranteed royalty payments made to our licensors, and $2.8 million associated with restructuring activities. Additionally, $265,000 of cash was used in investing activities related to and purchases of property and equipment. This decrease was partially offset by $778,000 of cash provided by financing activities related to purchases under our employee stock purchase plan, which was partially offset by taxes paid related to net share settlement of RSUs of $381,000.

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

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 10), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available. The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended March 31, 2017 is aggregate daily DAU for the month of March 2017 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2017	2016
	March 31	March 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	4,221	4,935
Aggregate MAU	32,840	42,391
Aggregate ARPDAU	$0.18	$0.12

The decrease in aggregate DAU and MAU for the three months ended March 31, 2017 as compared to the same period of the prior year was primarily related to fewer downloads of our new title launches in the first quarter of 2017 as compared to the first quarter of 2016 and lower retention of users for existing titles, particularly for our Kendall and Kylie,  Kim Kardashian: Hollywood, and Cooking Dash 2016 titles. Our aggregate ARPDAU increased for the three months ended March 31, 2017 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Significant Transactions

Plain Vanilla Corp. Acquisition

In January 2016, we announced an investment of up to $7.5 million in promissory notes convertible into a minority equity stake in Plain Vanilla of which $5.0 million was paid in January 2016 and the remaining $2.5 million was paid in May 2016. As part of the investment, we also received a call option to acquire all outstanding equity of Plain Vanilla for 15 months from the closing of the initial investment, unless earlier terminated by us, at a pre-agreed price. Plain Vanilla was the Icelandic developer of the mobile game QuizUp.

On December 19, 2016, we acquired substantially all of the intangible assets and certain other assets of Plain Vanilla, including all rights to QuizUp and approximately $1.2 million in cash. In exchange, we agreed to forgive and cancel $7.5 million in aggregate principal amount of convertible promissory notes of Plain Vanilla held by us, and all interest thereon, with $2.5 million in aggregate principal amount of the notes forgiven and cancelled at the closing of the acquisition. The remaining $5.0 million in aggregate principal amount of the notes and all outstanding interest thereon was forgiven and cancelled as of March 31, 2017.

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

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017	2016
Revenue by Type	(In thousands)
Micro-Transactions	$47,474	$44,516
Advertisements	3,284	2,733
Offers	5,480	7,032
Other	550	247
Total revenue	$56,788	$54,528

Our revenue increased $2.3 million, or 4.1%, from $54.5 million for the three months ended March 31, 2016 to $56.8 million for the three months ended March 31, 2017, which was primarily related to a $3.0 million increase in our revenue from micro-transactions (in-app purchases), which was partially offset by a $1.0 million decrease in our revenue from advertisements and offers. These increases were primarily related to increased revenue from new title launches such as the releases of Gordon Ramsay DASH in June 2016, Tap Sports Baseball 2016 in March 2016, and the addition of Covet Fashion and Design Home through our acquisition of Crowdstar in the fourth quarter of 2016. These increases were partially offset by decreased revenue primarily related to a $6.1 million decline in revenue from Kim Kardashian: Hollywood, as well as declines in revenue from Racing Rivals,  Kendall and Kylie, and Deer Hunter 2016, of $2.9 million, $2.2 million, and $1.7 million, respectively.

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

During the three months ended March 31, 2017,  Cooking Dash 2016, Gordon Ramsay DASH, Kim Kardashian: Hollywood, and Covet Fashion, were our top four revenue-generating games and comprised 13.3%, 13.0%, 12.2%, and 10.2%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended March 31, 2016, Kim Kardashian: Hollywood, Cooking Dash 2016, Racing Rivals and Deer Hunter 2016 were our top four revenue-generating games and comprised 24.0%, 15.9%, 13.6%, and 11.6%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) decreased by $78,000, from $14.9 million in the three months ended March 31, 2016 to $14.8 million in the three months ended March 31, 2017. This was primarily related to a $710,000 decrease in our APAC revenue and a $214,000 decrease in our EMEA revenue, due to the fact that new games had a greater appeal in the United States than in international markets. This decrease was partially offset by an $846,000 increase in our Americas, excluding the United States, revenue.

Cost of Revenue

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$20,860	$20,320
Impairment of prepaid royalties and minimum guarantees	792	43
Amortization of intangible assets	3,262	2,324
Total cost of revenue	$24,914	$22,687
Revenue	$56,788	$54,528
Gross margin	56.1%	58.4%

Our cost of revenue increased $2.2 million, or 9.8%, from $22.7 million in the three months ended March 31, 2016 to $24.9 million in the three months ended March 31, 2017. This was primarily due to a $4.3 million increase related to titles acquired in our recent acquisition of Crowdstar and an increase of $749,000 of aggregate impairments related to royalties to certain of our celebrity licensors. These increases were partially offset by a $2.0 million decrease in platform commission fees due to a lower volume of revenue transactions through the digital storefronts and a $353,000 decrease in hosting fees to support non-Crowdstar related free-to-play titles.

Revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 46.6% in the three months ended March 31, 2016 to 51.6% in the three months ended March 31, 2017. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 17.7% in the three months ended March 31, 2016 to 18.4% in the three months ended March 31, 2017. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue increased from 9.5% in the three months ended March 31, 2016 to 10.3% in the three months ended March 31, 2017. We expect our cost of revenue to increase in the remainder of 2017, as we expect revenue attributable to licensors with higher royalty rates to increase.

Research and Development Expenses

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Research and development expenses	$25,032	$20,312
Percentage of revenue	44.1%	37.3%

Our research and development expenses increased $4.7 million, or 23.2%, from $20.3 million in the three months ended March 31, 2016 to $25.0 million in the three months ended March 31, 2017. This was primarily attributable to a $5.9 million increase in payroll costs and other research and developments expenses related to our recent acquisition of Crowdstar, a $929,000 increase in outside services primarily related to external development, and a $473,000 increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a  $2.3 million decrease in salaries and benefits due to a decrease in non-Crowdstar related headcount from 583 to 465. As a percentage of revenue, research and development expenses increased from 37.3% in the three months ended March 31, 2016 to 44.1% in the three months ended March 31, 2017. We expect our research and development expenditures to slightly increase during the remainder of 2017, primarily due to expected increases in headcount related to the expected addition of creative leaders and members of their teams.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Sales and marketing expenses	$17,287	$12,624
Percentage of revenue	30.4%	23.2%

Our sales and marketing expenses increased approximately $4.7 million, or 36.9%, from $12.6 million in the three months ended March 31, 2016 to $17.3 million in the three months ended March 31, 2017. This was primarily attributable to an $8.0 million increase in payroll costs and marketing expenditures related to our recent acquisition of Crowdstar. These increases were partially offset by a decrease in non-Crowdstar related marketing expenses of $3.5 million. As a percentage of revenue, sales and marketing expenses increased from 23.2% in the three months ended March 31, 2016 to 30.4% in the three months ended March 31, 2017. We expect our sales and marketing expenses to increase significantly in the remainder of 2017, particularly in the second quarter of 2017, primarily due to an increase in marketing expenditure related to our Design Home title.

General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016
	(In thousands)
General and administrative expenses	$8,497	$7,984
Percentage of revenue	15.0%	14.6%

Our general and administrative expenses increased $513,000, or 6.4%, from $8.0 million in the three months ended March 31, 2016 to $8.5 million in the three months ended March 31, 2017. This was primarily due to a $695,000 increase in payroll costs related to our recent acquisition of Crowdstar and a $313,000 increase in salaries, benefits, and variable compensation. These increases were partially offset by a $333,000 decrease in stock based compensation. As a percentage of revenue, general and administrative expenses increased from 14.6% in the three months ended March 31, 2016 to 15.0% in the three months ended March 31, 2017. We expect our general and administrative expenses to remain relatively constant during the remainder of 2017.

Other Operating Expenses

During the three months ended March 31, 2017, we recorded $3.7 million of restructuring charges related to employee and lease termination costs in our Bellevue, Washington, Long Beach, California, San Francisco, California, Portland, Oregon, and Beijing, China offices. During the three months ended March 31, 2016, we recorded $106,000 of restructuring charges related to employee termination costs in our Long Beach, California office. We expect to substantially complete payments of employee and lease termination costs associated with these restructurings by the third quarter of 2017. We expect our restructuring costs to decline in the remainder of 2017.

Interest and Other Expense, Net

Interest and other expense, decreased from net income of $469,000 in the three months ended March 31, 2016 to a net expense of $122,000 in the three months ended March 31, 2017.  This decrease was primarily attributable to a $300,000 increase in fair value of our investment in a promissory note issued by Plain Vanilla during the three months ended March 31, 2016, as well as foreign currency revaluation of certain assets and liabilities including accounts payable and accounts receivable caused by the fluctuation in foreign exchange rates against the U.S. Dollar.

Income Tax (Expense)/Benefit

Our income tax benefit decreased from $166,000 in the three months ended March 31, 2016 to $12,000 in the three months ended March 31, 2017. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations and change in foreign withholding taxes.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	$(29,015)	$(11,790)
Cash flows used in investing activities	(265)	(10,108)
Cash flows provided by financing activities	397	552

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of March 31, 2017, we had an accumulated deficit of $361.3 million.

Operating Activities

In the three months ended March 31, 2017, net cash used in operating activities was $29.0 million, which was primarily due to a $22.8 million net loss, a $12.2 million increase in prepaid royalties related to payments to celebrity and brand licensors,  a  $5.6 million increase in accounts receivable due to the timing of payments from the customers, a $4.9 million increase in prepaid expenses and other assets related to platform fee and outside development services, a $4.0 million decrease in accrued compensation primarily related to 2016 bonus payments, and $2.8 million of cash restructuring activities.  These amounts were partially offset by an $11.7 million increase in deferred revenue mainly attributable to increase in revenue from titles with longer useful lives. Adjustments for non-cash items included stock-based compensation expense of $3.5 million, $3.3 million of amortization of intangible assets, depreciation expense of $790,000, and a non-cash restructuring charge of $177,000.

In the three months ended March 31, 2016, net cash used in operating activities was $11.8 million, which was primarily due to an $8.6 million net loss, a $5.2 million increase in prepaid royalties related to payments to celebrity and brand licensors, a $2.6 million decrease in accrued compensation primarily related to 2015 bonus payments, and a $1.1 million decrease in accrued royalties. These amounts were partially offset by a $1.1 million decrease in accounts receivable attributable to the timing of payments from customers and adjustments for non-cash items, including stock-based compensation expense of $3.5 million, amortization of intangible assets of $2.3 million, and depreciation expense of $656,000.

Investing Activities

In the three months ended March 31, 2017, we used $265,000 of cash for investing activities primarily related to property and equipment purchases of $413,000. This was partially offset by a decrease in restricted cash of $148,000.

In the three months ended March 31, 2016, we used $10.1 million of cash for investing activities primarily related to investments in Plain Vanilla and Dairy Free Games, Inc. of $7.0 million in the aggregate, purchases of intangible assets of $2.5 million, and property and equipment purchases of $608,000.

Financing Activities

In the three months ended March 31, 2017, net cash provided by financing activities was $397,000 due primarily to the $778,000 in proceeds we received from option exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $381,000 of taxes paid related to net share settlement of RSUs that vested during the first three months of 2017.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $73.2 million as of March 31, 2017.  Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $3.1 million as of March 31, 2017, most of which were held by our Canadian, Chinese, Indian, and Russian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and increasing sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund minimum guaranteed royalty payments during the remainder of 2017 as milestone payments become due on applications we publish and/or develop that incorporate third party licensed property, and may also use cash to fund investments and/or the purchase price of any acquisitions. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of March 31, 2017:

	Payments Due by Period
	Total	2017 (remaining nine months)	2018-2019	2010-2021	Thereafter
	(In thousands)
Operating lease obligations	$7,999	$3,109	$3,772	$1,118	$—
Guaranteed royalties (1)	15,933	8,198	7,735	—	—
Developer commitments (2)	2,650	2,650	—	—	—
Total contractual obligations (3)	$26,582	$13,957	$11,507	$1,118	$—

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

(3)

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At March 31, 2017, we had $705,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our market risk profile has not changed significantly during the three months ended March 31, 2017.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2017, we had no short-term investments and substantially all $73.2 million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of March 31, 2017 and December 31, 2016, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Canada, China, Hong Kong, India, and Russia, and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At March 31, 2017, Apple Inc., or Apple, accounted for 56.7%, and Google Inc., or Google, accounted for 21.5% of total accounts receivable. At December 31, 2016, Apple accounted for 43.9%, Google accounted for 22.3%, Jirbo, Inc. (dba AdColony) accounted for 10.8%, and Fyber GmbH accounted for 10.5%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2016 some of these currencies fluctuated significantly. Our revenue are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of Chinese Renminbi, Euro, Indian Rupee, and Russian Ruble. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar, or USD, could have and have had a material impact on our results of operations.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the Russian Ruble versus the USD, the Euro versus the British Pound, and the Indian Rupee versus the USD. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income/(expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception, including a net loss of $7.2 million in 2015, a net loss of $87.4 million in 2016, and a net loss of $22.8 million for the first three months of 2017. As of March 31, 2017, we had an accumulated deficit of $361.3 million.  While we have conducted several restructurings between December 2015 and March 2017 aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, including: investing more heavily in our existing titles as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth titles; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations, including new creative leaders and their teams; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company.  We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise (particularly since advertising costs in our industry have generally been rising and downloads of our games are decreasing as users spend more time on alternative software applications, such as social media, messaging, and streaming applications). During the remainder of 2017, we intend to significantly increase our strategic investment in user acquisition for our Design Home title to leverage the game’s momentum and maximize its revenue potential. While we believe that we will more than recoup these marketing expenditures by generating additional revenues over the long term, our analysis may prove incorrect and we may not generate a positive return on investment from these expenditures. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our strategic investment in user acquisition for Design Home, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings we will continue to incur losses. For example during the fiscal year ended December 31, 2016 we recorded a $14.5 million royalty impairment related to the prepaid guaranteed royalty and license fee payments that we have made to an affiliate of Tencent Holdings Limited, or Tencent, related to our Rival Fire game and a $20.2 million impairment related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties.  We have also taken restructuring charges in the past, including $3.7 million during the first quarter of 2017 related to our January 2017 restructuring.  Additionally, during the year ended December 31, 2016 we recorded a charge of $2.4 million due to a decline in the fair market value of our call option for Plain Vanilla and a charge of $1.9 million due to a decrease in the fair value of the promissory notes issued to us by Plain Vanilla. Furthermore, given the declines in overall downloads of mobile gaming applications, the marked decline in gaming applications as compared to all mobile gaming applications generally, and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 (which we have rebranded Deer Hunter 2017) and Eternity Warriors 4, as well as for our more recent titles, such as Nicki Minaj: The Empire, Britney Spears: American Dream,  Gordon Ramsay DASH, and Rival Fire have downloaded at significantly lower rates as compared to predecessor versions and previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of a product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Historically, we have focused on developing and publishing shooters and other action games primarily directed at male audiences. However, our recent releases in this genre, which includes Deer Hunter 2017 and Rival Fire, have failed to download or monetize at the same rates as some of our legacy titles, including Deer Hunter 2014 (which we have rebranded Deer Hunter Classic). While our Kim Kardashian: Hollywood, Cooking Dash 2016, and Gordon Ramsay DASH titles have been commercially successful, our Katy Perry Pop, Britney Spears: American Dream and Nicki Minaj: The Empire games have not been, and meeting consumer expectations could prove more challenging for us in the future as we release additional games that are primarily targeted toward female audiences, such as our upcoming title featuring Taylor Swift.  Even if our games are successfully introduced and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline.  In particular, in connection with our growth and evergreen games strategy, we expect to commit more resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in updating our existing titles in our efforts to create growth and evergreen titles, such as the case with our recent updates of Covet Fashion and Racing Rivals which were received poorly by some of our players and, in the case of Racing Rivals, resulted in decreased revenue. As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games and updates to existing games that achieve significant popularity, and have the potential to become growth titles.  If, as we anticipate, we launch fewer titles in 2017 as compared to prior years, we may be less likely to launch a game that achieves significant commercial success, and if the titles we expect to launch in 2017 are not launched on time or do not meet consumer expectations, our ability to grow revenue and our financial performance will be negatively affected. For example, we experienced delays in the introduction of Rival Fire and our upcoming Taylor Swift title, which had a negative impact on our financial results during 2016.  If rates of revenue decline are higher than expected in a particular quarterly period, the new games we launch fail to download and/or monetize as we anticipate, the expenditures we make on user acquisition do not result in increased revenues, or the enhancements we make to existing titles do not result in decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall & Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

We face significant challenges in achieving our goal of become the leading developer and publisher of free-to-play mobile games.  The most successful launches of free-to-play games tend to include socio-competitive gameplay, player versus player activities, regularly updated content and other complex technological and creative attributes.  While we are working to include such features in our games through our growth and evergreen strategy, we have limited experience with this strategy and we may not successfully update our games to include these features.  For example, the significant update to Racing Rivals that we released in the fourth quarter of 2016 was poorly received by players and led to a significant decline in revenue from this title.    If we are unable to successfully implement this strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected, and we may be unable to launch successful new titles due to a diversion of talent and resources to our existing growth and evergreen titles. Additionally, our existing games compete with our new offerings and the offerings of our competitors, and revenue from our existing games have declined over time, a trend that we have limited experience reversing on a consistent basis.  In addition, following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform and partnered with A-list celebrities to selectively collaborate on future games. In 2015 and 2016, we released Katy Perry Pop,  Kendall & Kylie,  Britney Spears: American Dream and Nicki Minaj: The Empire. However, these titles ultimately did not achieve the level of success we experienced with Kim Kardashian: Hollywood which has resulted in a shift in our strategy away from celebrity games that are primarily role playing games. If we are unable to create innovative games that surprise and delight our players, we may continue to experience similar results with our forthcoming title featuring Taylor Swift, our revenue could be limited, and our business and operating results would suffer.  Our efforts to develop free-to-play games, celebrity and other licensed property games, enhance our existing titles and our transition towards focusing on creating and maintaining successful growth titles may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

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

•

we may have difficulty hiring proven creative leaders and the experienced monetization, live operations, server technology, user experience and product management personnel that we require to support our growth and evergreen gaming strategy, or may face difficulties in developing our technology platform and incorporating it into our products or developing unique gameplay;

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our growth and evergreen gaming strategy.  We have also encountered difficulties in retaining our players as the average monthly active users, or MAU, for our games declined 22.5% from 42.4 million in the first quarter of 2016 to 32.8 million in the first quarter of 2017. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 62.2% of our total revenue for the three months ended March 31, 2017 compared with 61.6% of our total revenue for the three months ended March 31, 2016. We generated the majority of this iOS-related revenue from the Apple App Store, which represented 52.9% and 51.3% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 36.2% and 37.5% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 29.7% and 27.4% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. For example, in the second half of 2016, Apple began displaying paid search advertisements for applications in the Apple App Store search results for the first time.  We have purchased, and may continue to purchase, such advertising to ensure the prominence of our games in the Apple App Store which could result in our marketing expenses increasing significantly. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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
•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2016, we impaired $14.5 million related to prepaid royalty commitments and license fees paid to an affiliate of Tencent in connection with our Rival Fire title, $20.2 million related to contractual minimum guarantee royalty payments made to certain celebrity licensors and other prepaid royalties, $2.4 million related to the impairment of our call option in Plain Vanilla, and $1.9 million related to a decline in the fair value of the promissory notes issued to us by Plain Vanilla, and in future periods we may be required to impair our goodwill due to further declines in our business and/or stock price, especially as our fair value increasingly approaches our carrying value (See Note 6 to our condensed consolidated financial statements), or take additional large impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful;

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
•

changes in the amount of money we spend marketing our titles in a particular quarter, including the average amount we pay to acquire each new user, as well as changes in the timing of these marketing expenses within the quarter, including that we intend to significantly increase our strategic investment in user acquisition for our Design Home title during the remainder of 2017;

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

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Jam City, Kabam, Machine Zone, Miniclip, Niantic, Pocket Gems, Rovio, Scopely, Storm 8/Team Lava, and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Yahoo, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.0 million applications, including more than 750,000 active games, were available on Apple’s U.S. App Store as of May 1, 2017.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;
•

greater experience with free-to-play games, building and maintaining growth or evergreen titles, and building social and community features into mobile games, as well as more effective game monetization;

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

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and expect to continue to make significant minimum guaranteed royalty and other payments.  As of March 31, 2017 we have short-term and long-term prepaid royalty balances totaling $44.3 million. As a result, we may incur increased levels of impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2016, we impaired $14.5 million related to prepaid royalty commitments and license fees paid to an affiliate of Tencent in connection with our Rival Fire title and $20.2 million related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties.  We expect that most, and potentially all, of the games we release in 2017 will be based on or otherwise incorporate celebrities or other third-party licensed brands, properties and other content as opposed to our original intellectual property games where we do not incur licensing fees and expenses.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top four titles for the three months ended March 31, 2017, (Cooking Dash 2016, Gordon Ramsay DASH, Kim Kardashian: Hollywood, and Covet Fashion) generated approximately 48.7% of our revenue during the period, while our top four titles for three months ended March 31, 2016 (Kim Kardashian: Hollywood,  Cooking Dash 2016, Racing Rivals, and Deer Hunter 2016) generated approximately 65.1% of our revenue during the period; no other game generated more than 10% of our revenue during the respective periods. In particular, Kim Kardashian: Hollywood, which was launched in June 2014, has accounted for a significant portion of our revenue, having generated 12.2% and 24.0% of our revenue for the three months ended March 31, 2017 and 2016, respectively; it was our largest revenue title in each of 2016, 2015 and 2014. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future as we implement measures to make our successful games into growth or evergreen titles and plan to release fewer titles in 2017 than we have in past years. Our evergreen titles strategy is one where we hope to reduce period over period declines in revenue from our existing successful titles and position ourselves to convert these into growth titles that grow revenue on a year over year basis. However, we have limited experience or success with this strategy and may not succeed in implementing or executing on it, which could cause our revenue to decline in 2017. In addition, revenue from Kim Kardashian: Hollywood, one of our existing evergreen titles, is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, the Katy Perry Pop title we launched in the fourth quarter of 2015, our Britney Spears: American Dream title that we launched in May 2016 and our Nicki Minaj: The Empire title that we launched in December 2016 all failed to generate meaningful revenue, and revenue from our Kendall & Kylie title declined significantly from its peak level following global launch in February 2016. We may similarly fail to generate significant revenue from the title featuring Taylor Swift that we expect to release in 2017.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our games and game franchises would lead to revenue declines.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 42.1% in 2015, 39.7% in 2016, largely due to the majority of our revenue being generated from games that are based on or substantially incorporate third-party intellectual property, such as Kim Kardashian: Hollywood,  Kendall & Kylie,  Racing Rivals, the Tap Sports Baseball franchise and Gordon Ramsay DASH. While our revenue from our own intellectual property increased to 51.6% during the three months ended March 31, 2017 and we expect this percentage to remain relatively flat for the full fiscal year 2017, we still expect to continue to derive significant revenue from Kim Kardashian: Hollywood, Racing Rivals and Gordon Ramsay DASH, from our recently released MLB Tap Sports Baseball 2017 title and from a forthcoming title featuring Taylor Swift. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new celebrities on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, we experienced a change in our management team in November 2016 which included the appointment of Nick Earl as our President and Chief Executive Officer and Niccolo de Masi as our Executive Chairman. Messrs. Earl and de Masi are both critical to our vision, strategic direction, products and technology and the continued retention of the remaining senior management team is important to our continued development. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly creative leaders and additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our growth and evergreen games.  Attracting and retaining proven creative leaders is difficult in a competitive hiring market.  We intend to hire two to four additional creative leaders during the remainder of 2017, and we may not be able to attract these creative leaders or retain our existing creative leaders. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the fashion and celebrity, food and home genres.  Our currently depressed stock price, the lack of success of many of our product launches in 2016 and recent headcount reductions may make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price continues to decline or remains at current levels, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming and building and maintaining growth and evergreen titles, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

During the last several years we have implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel in Bellevue, Washington, San Francisco, California, Long Beach, California and Portland, Oregon.  We plan to continue to manage costs to better and more efficiently manage our business.  This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.  In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

Tencent, through its controlled affiliates, held approximately 20.9% of the aggregate voting power of our common stock as of March 31, 2017, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and in January 2017 appointing Ben Feder, Tencent’s President of International Partnerships (North America), as Mr. Ma’s replacement on Glu board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We have underway a multi-phase project to convert certain key internal systems and processes, including our enterprise resource planning, or ERP, system to a cloud based system. In August 2016 we implemented major changes to our ERP system, which activities we expect to continue in the remainder of 2017. In connection with the transition to our new ERP system in the third quarter of 2016, we shutdown certain of our legacy ERP systems in the third quarter of 2016, which affected certain of our processes in the second half of 2016 and may impact our processes in 2017. While we have transitioned to our new ERP system, we may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process payments, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated and in the event of lengthy project delays, we may experience issues with retention of the implementation team. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

In particular, we acquired Crowdstar in the fourth quarter of 2016 in a multi-step transaction that did not involve the cooperation of Crowdstar’s management, where the former Chief Executive Officer of Crowdstar did not continue with the company post-acquisition and where we did not receive customary representations, warranties or indemnities from the acquired company.  While the integration of Crowdstar into our company has to date proceeded relatively smoothly and Crowdstar’s top titles, Covet Fashion and Design Home, are generating significant revenue, we still face risks and uncertainties in connection with this acquisition, including the risk of retaining key employees, the loss of whom could affect revenue derived from Covet Fashion and Design Home and the risk of unknown liabilities or claims arising or being asserted.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with the Euro, Chinese Renminbi, Russian Ruble, and Indian Rupee being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2015 and 2016, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results.

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

International sales represented approximately 26.1% and 27.3% of our revenue during the three months ended March 31, 2017 and 2016, respectively. To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan and Russia.  We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office.  Risks affecting our international operations include:

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

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution.  In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games.  We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles became effective in April 2014.  In addition, in response to a request made by the European Commission, Google no longer labels free-to-play games as free in European Union countries.  Similarly, in the fourth quarter of 2014, Apple changed its label for free-to-download applications from “FREE” to “GET” in the Apple App Store.  The FTC has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the FTC reached settlement agreements with Apple and Google on this subject and won a lawsuit against Amazon on this subject.  If the FTC issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language).  Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games, along with regulations that may require us to obtain approval from certain government agencies in China, including the Ministry of Culture and General Administration of Press and Publication, in order to continue to publish any of our games in China.  Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

In addition, The NASDAQ Global Market on which our common stock is listed has in the past experienced extreme price and volume fluctuations that have affected the market prices of many companies, some of which appear to be unrelated or disproportionate to their operating performance.  These broad market fluctuations could adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  Securities class action litigation against us could result in substantial costs and divert our management’s attention and resources.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our business and operating results may be harmed.

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only four issued U.S. patents (including a corresponding Patent Cooperation Treaty (PCT) international patent for three of the four U.S. patents) and only seven U.S. patent applications currently outstanding, including one that we inherited through acquisitions (and we have four corresponding PCT international patent applications), so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on three U.S. patent applications and one of the issued U.S. patents, and an additional foreign patent application for our one of our issued U.S. patents.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter 2014 game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement with Hothead in August 2015 in which Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

GLU MOBILE INC.
Date: May 8, 2017	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	Independent Non-Employee Director Compensation Program, effective as of May 1, 2017.					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*  This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.