Form 10-Q
period 2017-06-30
GLU MOBILE INC
filed 2017-08-07
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2017: 135,415,000

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$68,113	$102,102
Accounts receivable, net	32,211	21,477
Prepaid royalties	8,699	12,465
Restricted cash	752	—
Prepaid expenses and other assets	28,542	18,986
Total current assets	138,317	155,030
Property and equipment, net	4,414	5,640
Restricted cash	—	1,312
Long-term prepaid royalties	35,056	31,288
Other long-term assets	5,949	3,506
Intangible assets, net	19,463	25,896
Goodwill	116,863	116,832
Total assets	$320,062	$339,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,496	$16,298
Accrued liabilities	1,489	1,788
Accrued compensation	15,074	12,495
Accrued royalties	10,214	8,623
Accrued restructuring	713	271
Deferred revenue	69,859	44,865
Total current liabilities	115,845	84,340
Long-term accrued royalties	10,101	20,836
Other long-term liabilities	1,055	1,514
Total liabilities	127,001	106,690

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at June 30, 2017 and December 31, 2016; 135,415 and 134,001 shares issued and outstanding at June 30, 2017 and December 31, 2016	13	13
Additional paid-in capital	577,711	571,243
Accumulated other comprehensive income	210	246
Accumulated deficit	(384,873)	(338,688)
Total stockholders’ equity	193,061	232,814
Total liabilities and stockholders’ equity	$320,062	$339,504

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$68,679	$48,363	$125,467	$102,892
Cost of revenue:
Platform commissions, royalties and other	24,761	18,534	45,621	38,854
Impairment of prepaid royalties and minimum guarantees	—	105	792	148
Amortization of intangible assets	3,171	2,336	6,433	4,660
Total cost of revenue	27,932	20,975	52,846	43,662
Gross profit	40,747	27,388	72,621	59,230
Operating expenses:
Research and development	23,989	20,721	49,022	41,033
Sales and marketing	30,952	10,935	48,240	23,559
General and administrative	8,678	7,096	17,175	15,081
Restructuring charge	926	2,116	4,638	2,221
Total operating expenses	64,545	40,868	119,075	81,894
Loss from operations	(23,798)	(13,480)	(46,454)	(22,664)
Interest and other expense, net:
Interest income	13	25	20	45
Other income /(expense)	40	(4,478)	(89)	(4,030)
Interest and other income/(expense), net	53	(4,453)	(69)	(3,985)
Loss before income taxes	(23,745)	(17,933)	(46,523)	(26,649)
Income tax benefit/(expense)	177	(16)	189	151
Net loss	$(23,568)	$(17,949)	$(46,334)	$(26,498)

Net loss per common share - basic and diluted	(0.17)	(0.14)	(0.34)	(0.20)

Weighted average common shares outstanding - basic and diluted	135,065	131,198	134,700	130,185

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(23,568)	$(17,949)	$(46,334)	$(26,498)
Other comprehensive loss:
Foreign currency translation adjustments	(24)	(420)	(36)	(614)
Other comprehensive loss:	(24)	(420)	(36)	(614)
Comprehensive loss	$(23,592)	$(18,369)	$(46,370)	$(27,112)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(46,334)	$(26,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,620	1,376
Amortization of intangible assets	6,433	4,660
Change in fair value of investments	—	1,820
Stock-based compensation	7,064	6,506
Impairment of investments	—	2,540
Impairment of prepaid royalties and minimum guarantees	792	148
Other non-cash adjustments	315	(233)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,666)	3,347
Prepaid royalties	(10,712)	(4,711)
Prepaid expenses and other assets	(11,180)	(400)
Accounts payable and other accrued liabilities	2,115	(40)
Accrued liabilities	(158)	(63)
Accrued compensation	2,581	902
Accrued royalties	773	(1,859)
Deferred revenue	24,995	2,130
Accrued restructuring	442	628
Other long-term liabilities	(490)	(63)
Net cash used in operating activities	(32,410)	(9,810)

Cash flows from investing activities:
Purchase of property and equipment	(751)	(906)
Decrease in restricted cash	560	336
Investments in Plain Vanilla Corp and Dairy Free Games, Inc. (Note 7)	—	(9,500)
Purchase of intangible assets (including purchase of intangible assets from a related party of $0 and $2,500 for the six months ended June 30, 2017, and June 30, 2016, respectively)	—	(2,500)
Other investing activities	(810)	—
Net cash used in investing activities	(1,001)	(12,570)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	781	1,029
Taxes paid related to net share settlement of equity awards	(1,240)	(1,301)
Proceeds from exercise of stock warrants and issuance of common stock	—	255
Net cash used in financing activities	(459)	(17)

Effect of exchange rate changes on cash	(119)	(108)
Net decrease in cash and cash equivalents	(33,989)	(22,505)
Cash and cash equivalents at beginning of period	102,102	180,542
Cash and cash equivalents at end of period	$68,113	$158,037

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2017 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of June 30, 2017 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, operating loss, net loss, cash flows, total assets, total liabilities or stockholders’ equity.

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

The Company sells both consumable and durable virtual goods and receives reports from the Digital Storefronts, which breakdown the various purchases made from their games over a given time period. The Company reviews these reports and determines on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items that can be purchased directly by the player through the Digital Storefront and are consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items that remain in the game for as long as the player continues to play. The Company’s revenue from consumable virtual goods has been insignificant over the previous two years. The Company recognizes revenue from consumable virtual goods immediately, since it believes that the delivery obligation has been met and there are no further implicit or explicit performance obligations related to the purchase of that consumable virtual good. Revenue from durable virtual goods are generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as weapons, armor or other accessories to enhance their game-playing experience. The Company believes this represents an implied service obligation, and accordingly, recognizes the revenue from the purchase of these durable virtual goods over the estimated average playing period of paying users. Based on the Company’s analysis, the estimated weighted average useful life of a paying user has been determined to range from three to eight months. If a new game is launched and only a limited period of paying player data is available, then the Company also considers other quantitative and qualitative factors, such as the playing patterns for paying users for other games with similar characteristics.

The Company computes its estimated average playing period of paying users at least twice each year. It has examined the playing patterns of paying users across a representative sample of its games across various genres.

At the start of the second quarter of 2017, the Company began using a new model to estimate the average playing period for paying users. As the Company continues to execute on its strategy in developing new content for its existing evergreen and growth titles, the Company re-evaluated its existing estimation methodology and concluded that the “survival analysis” model provides for a singular approach to estimating the average playing period of paying users on a title by title basis for the Company’s diverse portfolio of games. The new model is a statistical model that analyzes time duration until one or more events happens. It is a commonly used model in various industries for estimating lifespans. The Company believes this is an appropriate model to estimate the average playing period of paying users for its titles as this model statistically estimates the average playing period of each title by analyzing the historical behavior patterns of paying users.

This model requires the stratification of user data into active and inactive monetizing users on a per title basis. Active users are those who are active in the game for the past 30 days as of the evaluation date. The remaining users are considered inactive and deemed to have churned from the game. These users are treated mathematically differently in the model than those who are still active. A distribution curve is then fit to the user data to estimate the average playing period of paying users on a per title basis.

The Company has selected a threshold of 120 days from the commercial launch of a title as the minimum number of days of data required for this model. This threshold was deemed to be appropriate as the Company tested the model using lower thresholds which resulted in inconsistencies in the estimate of the average playing period of paying users. For new titles with less than 120 days of data that share similar attributes with an existing title and/or prequel titles, the average playing period will be determined based on the average playing period of that existing title or prequel title, as applicable. For all other titles with less than 120 days of data, the average playing period will be determined based on the average playing period of all other remaining existing titles. The selection of the new model is considered a change in accounting estimates which was implemented in the quarter ended June 30, 2017 and had no material impact on the estimated average playing period of paying users.

While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future if a titles’ user characteristics change. Any adjustments arising from changes in the estimates of the average playing period for paying users would be applied to the current quarter and prospectively on the basis that such changes are caused by new information that indicates a change in user behavior patterns compared to historical titles. Any changes in the Company’s estimates of the useful life of virtual goods in a certain title may result in revenue being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

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

Other Estimates and Judgments

The Company estimates revenue from Digital Storefronts and advertising service providers in the current period when reasonable estimates of these amounts can be made. Certain Digital Storefronts and advertising service providers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenue and therefore to recognize revenue during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. When the Company receives the final reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any significant differences between estimated revenue and actual revenue in the reporting period when the Company determines the actual amounts. Historically, the revenue on a final revenue report has not differed significantly from the reported revenue for the period.

Principal Agent Considerations

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, the Company evaluates its Digital Storefront and advertising service provider agreements in order to determine whether or not it is acting as the principal or as an agent when selling its games or when selling advertisements within its games, which it considers in determining if revenue should be reported on a gross or net basis. The Company primarily uses Digital Storefronts for distributing its smartphone games and advertising service providers for serving advertisements within its games. Key indicators that the Company evaluates to reach this determination include:

•	the terms and conditions of the Company’s contracts with the Digital Storefronts and advertising service providers;

•	the party responsible for billing and collecting fees from the end-users, including the resolution of billing disputes;

•	whether the Company is paid a fixed percentage of the arrangement’s consideration or a fixed fee for each game, transaction, or advertisement;

•	which party sets pricing with the end-user, has the credit risk and provides customer support; and

•	which party is responsible for the fulfillment of the game or serving of advertisements and determines the specifications of the game or advertisement.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Apple	52.8%	54.8%	52.9%	52.9%
Google	31.7%	26.1%	30.8%	26.8%

At June 30, 2017, Apple Inc. (“Apple”) accounted for 59.9% and Google Inc. (“Google”) accounted for 17.9% of total accounts receivable. At December 31, 2016, Apple accounted for 43.9%, Google accounted for 22.3%, Jirbo, Inc. (dba AdColony) accounted for 10.8%, and Fyber GmbH accounted for 10.5%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The impact of the new standard on the Company's results of operations, financial condition, or cash flows subsequent to adoption will be dependent on the terms and conditions of any modifications made to share-based awards after fiscal 2017.

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

The standard permits the use of either a full retrospective or modified retrospective transition method. The Company has concluded it will apply the modified retrospective approach when it adopts the standard in the first quarter of 2018.

The Company has completed the evaluation of the impact of the new standard in relation to the revenue recognition of micro-transactions and advertisement revenue; the assessment of the impact in relation to the revenue derived from offer advertisements is currently being evaluated by the Company. Further, the Company anticipates that it will continue to be considered the principal in its transactions and as the primary obligor to end-users for smartphone games distributed through Digital Storefronts and advertisements served through its advertising service providers. Therefore, revenue related to these arrangements will continue to be recognized on a gross basis, if the necessary information about the gross amounts or platform fees charged, before any adjustments, are made available to the Company by the Digital Storefronts and advertising service providers.

Note 2 — Net Loss Per Share

The Company computes net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(23,568)	$(17,949)	$(46,334)	$(26,498)
Shares used to compute net loss per share:
Weighted average common shares outstanding	135,065	132,517	134,700	132,194
Weighted average common shares subject to restrictions	—	(1,319)	—	(2,009)
Weighted average shares used to compute basic and diluted net loss per share	135,065	131,198	134,700	130,185
Net loss per share - basic and diluted	$(0.17)	$(0.14)	$(0.34)	$(0.20)

The weighted average of the following options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, and restricted stock units (“RSUs”) have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Warrants to purchase common stock	4,267	4,267	4,267	4,267
Unvested common shares subject to restrictions	—	1,319	—	2,009
Options to purchase common stock	16,122	7,155	16,347	7,104
RSUs	8,352	7,858	8,153	7,430
	28,741	20,599	28,767	20,810

Note 3 — Business Combinations

Crowdstar Inc.

On November 2, 2016, the Company, acquired shares representing approximately 80.6% of the issued and outstanding voting power of Crowdstar Inc., a Delaware corporation (“Crowdstar”), from Time Warner Inc., Intel

Capital Corporation and certain other stockholders of Crowdstar (the “Participating Stockholders”). Crowdstar is a developer of fashion and home decor genre games for mobile devices based in Burlingame, California. The Company acquired Crowdstar to leverage its casual games expertise, assembled workforce and existing mobile games in order to expand the Company’s game offerings on smartphones and tablets.  The Company paid approximately $40,794 in cash to the Participating Stockholders in exchange for the acquired shares. In addition, certain drag-along provisions specified in a voting agreement by and among Crowdstar and certain other stockholders of Crowdstar were triggered.  Pursuant to the drag-along provisions, certain other stockholders of Crowdstar were required to tender their Crowdstar capital stock to the Company on the same terms as the Participating Stockholders. Upon acquiring over 90% of the issued and outstanding voting power of Crowdstar pursuant to the drag-along provisions, on December 6, 2016, the Company acquired the remaining issued and outstanding shares of Crowdstar in a short-form merger under the laws of the State of Delaware for an additional $4,667 for a total of $45,461 for 100% ownership of Crowdstar.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $16,000 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $1,924 and $3,506 of transitional costs associated with the acquisition of Crowdstar during the three and six months ended June 30, 2017, respectively. These costs included $1,821 and $2,936 of research and development expense during the three and six months ended June 30, 2017, respectively, and $156 and $570 of general and administrative expense during the three and six months ended June 30, 2017, respectively.

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

The Company forgave and canceled $7,500 in aggregate principal amount of convertible promissory notes of Plain Vanilla held by the Company, and all interest thereon, in exchange for acquiring the QuizUp assets and technology and other receivables. The deemed fair value of the consideration as of the acquisition date was determined to be $3,200. The acquired assets represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets into the Company’s existing business. The asset purchase agreement also contains customary representations, warranties and covenants, including non-competition and indemnification provisions.

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

The Company valued titles, content, technology, and in-process research and development primarily using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue, cost of goods sold, and operating expenses for Crowdstar’s legacy titles, the future amortization tax benefit of the legacy titles, and a discount rate of between 20% and 35%.

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

As of the valuation date, Crowdstar was in process of developing Design Home, which was launched in the fourth quarter of 2016.

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

	Three months ended June 30,	Six months ended June 30,
	2016	2016
Total pro forma revenue	$61,649	$129,149
Pro forma net loss	(21,955)	(34,565)
Pro forma net loss per share - basic	(0.17)	(0.27)
Pro forma net loss per share - diluted	(0.17)	(0.27)

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

As of June 30, 2017, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	June 30, 2017
Financial Assets
Cash and cash equivalents	$68,113	$—	$—	$68,113
Restricted cash	752	—	—	752
Total Financial Assets	$68,865	$—	$—	$68,865

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

Note 5 — Balance Sheet Components

Accounts Receivable

	June 30,	December 31,
	2017	2016
Accounts receivable	$33,048	$22,314
Less: Allowance for doubtful accounts	(837)	(837)
	$32,211	$21,477

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three and six months ended June 30, 2017 and 2016.

Prepaid Expenses and Other Assets

	June 30,	December 31,
	2017	2016
Deferred platform commission fees	$18,632	$11,571
Deferred royalties	4,162	3,275
Other	5,748	4,140
	$28,542	$18,986

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2017 and December 31, 2016 were as follows:

		June 30, 2017			December 31, 2016
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value *	Expense *	Value *	Value *	Expense *	Value *
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$40,955	$(24,844)	$16,111	$40,942	$(19,255)	$21,687
Carrier contract and related relationships	5 yrs	14,252	(12,150)	2,102	14,029	(11,427)	2,602
Licensed content	2.5 - 5 yrs	2,392	(2,392)	—	2,334	(2,334)	—
Service provider license	9 yrs	217	(217)	—	212	(212)	—
Trademarks	7 yrs	5,120	(3,870)	1,250	5,117	(3,510)	1,607
Total intangibles assets		$62,936	$(43,473)	$19,463	$62,634	$(36,738)	$25,896
* Including impact of foreign exchange

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue.

During the three months ended June 30, 2017 and 2016, the Company recorded amortization expense in the amounts of $3,171 and $2,336, respectively, in cost of revenue.  During the six months ended June 30, 2017 and 2016, the Company recorded amortization expense in the amounts of $6,433 and $4,660, respectively, in cost of revenue.

As of June 30, 2017, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2017 (Remaining 6 months)	$3,839
2018	5,905
2019	4,960
2020	3,259
2021 and thereafter	1,500
$19,463

Goodwill

Goodwill for the periods indicated was as follows:

June 30, 2017
Goodwill	$189,943
Accumulated impairment losses	(73,111)
Balance as of December 31, 2016	116,832
Goodwill acquired during the year	—
Effects of foreign currency exchange	31
Balance as of period ended:	116,863
Goodwill	189,974
Accumulated impairment losses	(73,111)
Balance as of period ended	$116,863

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

Note 7 — Investments

In January 2016, the Company announced an investment of up to $7,500 in promissory notes convertible into a minority equity stake in Plain Vanilla. $5,000 was paid in January 2016 and the remaining $2,500 was paid in May 2016. As part of the investment, the Company also received a call option to acquire all outstanding equity of Plain Vanilla for 15 months from the closing of the initial investment, unless earlier terminated by the Company, at a pre-agreed price.  Plain Vanilla was the Icelandic developer of the mobile game QuizUp, and was financed primarily through equity investments prior to the Company’s acquisition of all of its intangible assets and certain other assets.

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

On December 19, 2016, the Company acquired substantially all of the intangible assets and certain other assets of Plain Vanilla in exchange for forgiveness and cancellation of $7,500 in aggregate principal amount of convertible promissory notes and all interest thereon. The call option agreement was terminated as of that date. See “Note 3 – Business Combinations” for additional details.

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

In January 2016, the Company acquired a minority equity stake and entered into a commercial agreement with Dairy Free Games Inc. (“Dairy Free”). As part of the arrangement, the Company invested $2,000 in Dairy Free’s Series A preferred stock. The Company also agreed to provide up to $1,000 of recoupable and non-refundable development funding for a mobile game under development by Dairy Free. The development funding is payable in installments upon Dairy Free achieving certain milestones. Dairy Free is the developer of mobile games and is financed primarily through equity investments.

For Dairy Free, the preferred stock investment was recorded at cost. As of the investment date and as of June 30, 2017, the preferred stock investment was recorded at $2,000 in other long-term assets. The development funding was fully recognized as research and development expense as the development activities were performed. The Company recorded $0 for the three and six months ended June 30, 2017 and $340 and $600 for the three and six months ended June 30, 2016, respectively, in research and development expense related to this arrangement.

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

Note 8 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through November 2027. Rent expense for the three months ended June 30, 2017 and 2016 was $1,025 and $1,291, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $2,196 and $2,532, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

The Company has provided deposits for lines of credit totaling $602 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s consolidated balance sheet as of June 30, 2017.

In May 2017, the Company entered into a lease for approximately 57,000 square feet of office space for its new San Francisco headquarters (the “Lease”). The term of the Lease begins on July 1, 2017 and the obligation to pay rent will begin on the earlier to occur of (1) the date the Company begins conducting business in the leased premises or (2) 14 days following the date of Substantial Completion of the Tenant Improvements (as such terms are defined in the Lease) (the “Rent Commencement Date”). The term of the Lease will expire on the tenth anniversary of the Rent Commencement Date. The Company paid a security deposit of $1,542 in connection with the Lease which has been classified within other long term assets on the Company’s consolidated balance sheet as of June 30, 2017.  The security deposit will be reduced to $1,000 on or after April 1, 2019, provided the Company has generated annual bookings of at least $250,000 for two consecutive fiscal years and is otherwise not in default under the Lease.

As of June 30, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Year Ending December 31,	Payments
2017 (remaining 6 months)	$2,681
2018	6,816
2019	6,890
2020	5,876
2021	4,627
2022 and thereafter	29,146
$56,036

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

At June 30, 2017, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2017 (remaining 6 months)	$5,998	$1,750
2018	2,886	—
2019	5,650	—
2020	300
	$14,834	$1,750

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Future developer commitments as of June 30, 2017, were $1,750. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $12,693 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2017 and December 31, 2016.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. The Company had recorded no liabilities for these provisions as of June 30, 2017 and December 31, 2016.

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

 Note 9 — Stockholders’ Equity

Warrants to Purchase Common Stock

Warrants outstanding at June 30, 2017 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2016	4,267	$3.61	4.78
Granted	-	-
Exercised	-	-
Warrants outstanding, June 30, 2017	4,267	$3.61	4.78

The amount recognized as expense with respect to these warrants was immaterial for the three and six months ended June 30, 2017 and 2016.

Note 10 — Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In April 2017, the Company’s Board of Directors approved, and in June 2017, the Company’s stockholders approved, the Third Amended and Restated 2007 Equity Incentive Plan (the “Third Amended 2007 Plan”). The Third Amended 2007 Plan includes an increase of 8,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also includes (i) a minimum vesting requirement, pursuant to which each share that is subject to a stock-based award may not vest prior to the first anniversary of the date of grant of such stock-based award (subject to a carve-out of 5% of the shares reserved for issuance under the plan) and (ii) a limitation on the value of stock-based awards that may be granted to any non-employee director in any calendar year.

2007 Employee Stock Purchase Plan

In April 2017, the Company’s Board of Directors approved, and in June 2017, the Company’s stockholders approved, the Amended and Restated 2007 Employee Stock Purchase Plan (the “Amended 2007 Purchase Plan”). The Amended 2007 Purchase Plan includes an increase of 4,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan and removal of the expiration date of the plan.

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Third Amended 2007 Plan and the Company’s 2008 Equity Inducement Plan for the six months ended June 30, 2017 is as follows:

Shares
Available
Balances at December 31, 2016	3,864
Increase in authorized shares	8,000
Share-based awards granted (1)	(4,694)
Share-based awards canceled (2)	3,429
Balances at June 30, 2017	10,599

(1)

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

RSU Activity

A summary of the Company’s RSU activity for the six months ended June 30, 2017 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2016	8,224	$3.33
Granted	2,274	$2.28
Vested	(1,471)	$3.57
Forfeited	(1,062)	$3.19
Awarded and unvested, June 30, 2017	7,965	$3.00

Restricted stock units vested and expected to vest at June 30, 2017	7,965	$3.00	$19,912

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017:

	Options Outstanding
	Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2016	15,813	$2.74	7.38	$—
Options granted	1,745	$2.20
Options canceled	(1,467)	$3.38
Options exercised	(1)	$2.43
Balances at June 30, 2017	16,090	$2.62	7.15	$3,912

Options vested and expected to vest at June 30, 2017	16,090	$2.62	7.15	$3,912
Options exercisable at June 30, 2017	4,947	$3.46	2.57	$62

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $2.50 per share as of June 30, 2017 (the last trading day in the quarter). Net cash proceeds from option exercises were immaterial for the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.64%	1.08%	1.69%	1.14%
Expected volatility	60.6%	55.3%	55.3%	55.7%
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historical volatility. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from six to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $1.13 and $1.15 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$1,558	$837	$2,999	$2,031
Sales and marketing	178	191	540	483
General and administrative	1,787	1,933	3,525	3,992
Total stock-based compensation expense	$3,523	$2,961	$7,064	$6,506

As of June 30, 2017, the Company had $21,795 of total unrecognized compensation expense related to RSUs. As of June 30, 2017, the Company had $9,008 of total unrecognized compensation expense related to stock options. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 2.87 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 3.20 years.

Note 11 — Income Taxes

The Company recorded an income tax benefit of $177 and $189 for the three and six months ended June 30, 2017, respectively and an income tax expense of $16 and an income tax benefit of $151 for the three and six months ended June 30, 2016, respectively. The change in income tax provision was due to changes in pre-tax income in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.  The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of June 30, 2017 and December 31, 2016, the total amount of unrecognized tax benefits was $11,942 and $11,011, respectively. As of June 30, 2017 and December 31, 2016, approximately $362 and $421, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The expense related to interest on uncertain tax positions was immaterial during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, the Company had a liability of $212 and $294, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, Canada, China, and India. The Company’s federal tax returns are open by statute for tax years 1997 and forward and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s China income tax returns are open by statute for tax years 2012 and forward.

The Company has not made a provision for income taxes on unremitted earnings of its foreign controlled subsidiaries, excluding China, as of June 30, 2017. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$52,019	$35,620	$93,982	$75,245
Americas, excluding the United States	3,883	2,069	7,066	4,407
EMEA	7,809	6,191	14,948	13,545
APAC	4,968	4,483	9,471	9,695
	$68,679	$48,363	$125,467	$102,892

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2017	2016
United States of America	$2,572	$3,768
Rest of the World	1,842	1,872
	$4,414	$5,640

Note 13 — Restructuring

During 2016 and the first six months of  2017,  the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the three and six months ended June 30, 2017, the Company recorded $926 and $4,638, respectively, of restructuring charges related to employee and lease termination costs in the Company’s Bellevue, Washington; Long Beach, California; San Francisco, California; Portland, Oregon; and Beijing, China offices. The Company expects to substantially complete payments of employee and lease termination costs associated with these restructurings by the third quarter of 2017. During the three and six months ended June 30, 2016, the Company recorded $2,116 and $2,221, respectively, of restructuring charges related to employee termination costs in the Company’s Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for the Company’s Bellevue and Beijing, China offices.

	Fiscal 2017 and 2016
	Restructuring	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Other	Total
Balance as of January 1, 2016	$310	$—	$31	$341
Charges to operations	1,491	740	48	2,279
Non-cash charges/adjustments	—	122	—	122
Charges settled in cash	(1,801)	(591)	(79)	(2,471)
Balance as of December 31, 2016	$—	$271	$—	$271
Charges to operations	3,458	1,180	—	4,638
Non-cash charges/adjustments	—	(178)	—	(178)
Charges settled in cash	(2,905)	(1,113)	—	(4,018)
Balance as of June 30, 2017	$553	$160	$—	$713

Note 14 — Related Party Transactions

The Company and an affiliate of one of the Company’s principal stockholders entered into an agreement in November 2015 pursuant to which, the Company agreed, subject to certain conditions, to pay in the aggregate, up to $15,000 in recoupable advanced royalties and non-recoupable license fees which amounts were fully paid by December 31, 2016.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important in order to understand our financial results for the three and six months ended June 30, 2017 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended June 30, 2017 was $68.7 million, a 42.0% increase compared to the three months ended June 30, 2016, in which we reported revenue of $48.4 million. Revenue for the six months ended June 30, 2017 was $125.5 million, a 21.9% increase compared to the six months ended June 30, 2016, in which we reported revenue of $102.9 million. The increase was primarily related to an increase in revenue from the launch of MLB Tap Sports Baseball 2017 in March 2017 and the addition of Covet Fashion and Design Home through our acquisition of Crowdstar in November 2016. This increase was partially offset by declining revenue on a year over year basis from catalog titles such as Kendall & Kylie, Kim Kardashian: Hollywood and Racing Rivals.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 61.5% and 64.7% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 61.8% and 63.0% of our total revenue for the six months ended June 30, 2017 and 2016, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 52.8%, and 54.8% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 52.9% of our total revenue for each of the six months ended June 30, 2017 and 2016, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 36.9% and 33.9% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 36.6% and 35.8% of our total revenue for the six months ended June 30, 2017 and 2016, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 31.7% and 26.1% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 30.8% and 26.8% of our total revenue for the six months ended June 30, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership in the fashion and celebrity gaming genre when we launched Kim Kardashian: Hollywood in June 2014, and extended our leadership position through our acquisition of Crowdstar in November 2016 and its successful Covet Fashion title.  Our leadership in the sports and action category remains strong with our Tap Sports Baseball and Deer Hunter franchises and Racing Rivals title, and we have furthered our leadership with the launch of MLB Tap Sports Baseball 2017 in March 2017 which includes licensed content from Major League Baseball, or MLB, for the first time together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, or MLBPA, and Major League Baseball Players Alumni Association, or MLBPAA.   The food genre includes our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our successful release of Gordon Ramsay DASH (which we have rebranded Restaurant Dash with Gordon Ramsay) in June 2016. We established our leadership position in the home genre with our release of Design Home in November 2016, which was the first title launched by Crowdstar following the acquisition. Our social networking genre includes QuizUp, a title we acquired in our purchase of substantially all of the assets of Plain Vanilla Corp. in December 2016.

We believe that our games consistently have high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically helped to drive installs and awareness of our games and resulted in highly positive consumer reviews.  The majority of our games were featured on Apple and Google storefronts in connection with worldwide commercial release, which we believe is the result of us being a good partner of Apple and Google.

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

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games.  Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our  Covet Fashion, Kim Kardashian: Hollywood, Cooking Dash 2016, Gordon Ramsay DASH, and Deer Hunter 2017 titles and the year over year growth of our Tap Sports Baseball franchise. We plan to focus on regularly updating and otherwise supporting our growth and evergreen titles in order to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles, which we have successfully done in the second quarter of 2017 with our Design Home title. In particular, we significantly increased our marketing expenditures for Design Home during the second quarter of 2017 in an effort to leverage the game’s momentum and maximize its revenue potential.  As a result of this investment in Design Home as well as our significant marketing expenditures for MLB Tap Sports Baseball 2017 which launched at the end of the first quarter of 2017, our sales and marketing expenses significantly increased in the second quarter of 2017 compared with the first quarter of 2017. We expect our sales and marketing expenditures to decline from this peak during the remainder of 2017, but to remain above our marketing expenses from the first quarter of 2017. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth titles in the remainder of 2017 and beyond.

Our net loss in the three months ended June 30, 2017 was $23.6 million versus a net loss of $17.9 million in the three months ended June 30, 2016.  This change was primarily due to an increase in operating expenses of $23.7 million, which was mostly comprised of a $20.1 million increase in sales and marketing expenses, and an increase in cost of revenue of $7.0 million. These unfavorable factors were partially offset by an increase in revenue of $20.3 million and a decrease in interest and other expense of $4.5 million.  See “—Results of Operations—Comparison of the Three Months Ended June 30, 2017 and 2016” below for further details.

Our net loss in the six months ended June 30, 2017 was $46.3 million versus a net loss of $26.5 million in the six months ended June 30, 2016. This increase in our net loss was primarily due to an increase in operating expenses of $37.2 million, which was mostly comprised of a $24.7 million increase in sales and marketing expenses, and an increase in cost of revenue of $9.2 million. These unfavorable factors were partially offset by an increase in revenue of $22.6 million and a decrease in interest and other expense of $3.9 million.  See “—Results of Operations—Comparison of the Six Months Ended June 30, 2017 and 2016” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses.  As noted above, we significantly increased our sales and marketing expenditures during the second quarter of 2017. We expect our sales and marketing expenses to decline from this peak during the remainder of 2017, but to remain above our sales and marketing expenses from the first quarter of 2017 and significantly above our sales and marketing expenses from the comparable periods of 2016. This increase on a year over year basis will impair our ability to achieve and sustain profitability if this spending does not result in increased revenues or if we cannot successfully decrease or control our other operating expenses. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We have conducted several restructurings since December 2015, including most recently in January 2017, reducing our headcount by more than 100 personnel. As part of these efforts we have transitioned development and live operations of our Racing Rivals title to Carbonated Inc., or Carbonated. However, the cost reductions from these restructurings were largely offset by personnel costs related to our acquisition of Crowdstar and its 90 employees in November 2016.  In the remainder of 2017, we intend to focus on reducing our operating costs and realigning our studios to be more efficient. These efforts may be partially offset by our plans to continue hiring additional development personnel in the San Francisco Bay Area, including additional proven creative leaders, and in Hyderabad, India.

Cash and cash equivalents at June 30, 2017 totaled $68.1 million, a decrease of $34.0 million from the $102.1 million balance at December 31, 2016. This decrease was primarily related to $32.4 million of cash used in operations, including minimum guaranteed royalty payments of $17.0 million to our licensors and $4.0 million of payments associated with restructuring activities, $1.0 million of cash used in investing activities including purchases of property and equipment and other investing activities of $1.6 million partially offset by a decrease in restricted cash of $560,000 and cash used in financing activities of $459,000 primarily related to $1.2 million in taxes paid related to net share settlement of RSUs partially offset by $781,000 received from purchases under our employee stock purchase plan and exercise of stock options.

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

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 10), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available. The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended June 30, 2017 is aggregate daily DAU for the month of June 2017 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2017		2016
	June 30	March 31	June 30	March 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	4,951	4,221	4,126	4,935
Aggregate MAU	32,792	32,840	35,830	42,391
Aggregate ARPDAU	$0.18	$0.18	$0.13	$0.12

The increase in aggregate DAU for the three months ended June 30, 2017 as compared to the same period of the prior year was primarily related to higher retention rates of users for our new title launches particularly for our Design Home and MLB Tap Sports 2017 titles. The decrease in aggregate MAU for the three months ended June 30, 2017 as compared to the same period of the prior year was primarily related to a decrease in the overall number of users but higher retention rates for our users, particularly for our Design Home,  Covet Fashion and MLB Tap Sports 2017 titles as compared to the same period of the prior year in which a larger number of users downloaded our titles but churned out of them more quickly. Our aggregate ARPDAU increased for the three months ended June 30, 2017 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Significant Transaction

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

Following the initial acquisition of shares of Crowdstar by us, we exercised the right, as the holder of a majority of each of the preferred stock and all capital stock of Crowdstar, to appoint each of the five members of the board of directors of Crowdstar.  In addition, certain drag-along provisions specified in a voting agreement by and among Crowdstar and certain stockholders of Crowdstar were triggered.  Pursuant to the drag-along provisions, certain other stockholders of Crowdstar were required to tender their Crowdstar capital stock to us on the same terms as those specified in the transfer agreement.

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

Critical Accounting Policies and Estimates

Information with respect to Critical Accounting Policies may be found in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

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

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,
	2017	2016
Revenue by Type	(In thousands)
Micro-Transactions	$58,391	$39,854
Advertisements	2,826	2,854
Offers	6,743	5,053
Other	719	602
Total revenue	$68,679	$48,363

Our revenue increased $20.3 million, or 42.0%, from $48.4 million for the three months ended June 30, 2016 to $68.7 million for the three months ended June 30, 2017, which was primarily related to an $18.5 million increase in our revenue from micro-transactions (in-app purchases). These increases in revenues were primarily related to new title launches such as the releases of Design Home in November 2016, MLB Tap Sports Baseball 2017 in March 2017 and Restaurant Dash with Gordon Ramsay in June 2016, as well as the addition of Covet Fashion through our acquisition of Crowdstar in the fourth quarter of 2016, which titles generated an aggregate of $38.8 million in revenue during the second quarter of 2017. These increases were partially offset by a $12.3 million aggregate decline in revenue from Kendall and Kylie,  Kim Kardashian: Hollywood, Racing Rivals and Tap Sports Baseball 2016.

We generate revenue from micro-transactions, advertisements and offers, and we sometimes change the focus of our monetization efforts among methods within a given title over the life of the title in an attempt to maximize revenue. For example, we may elect to disable advertisements within a game if we believe doing so will encourage users to play the game longer and thus increase the chance that they will make micro-transactions or complete offers, which generally result in higher revenue for us than advertisements.

During the three months ended June 30, 2017,  Design Home, Covet Fashion, Restaurant Dash with Gordon Ramsay, and MLB Tap Sports Baseball 2017 were our top four revenue-generating games and comprised 21.9%, 13.3%, 11.0%, and 10.3%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended June 30, 2016, Kim Kardashian: Hollywood, Kendall and Kylie, Cooking Dash 2016, and Racing Rivals, were our top four revenue-generating games and comprised 18.0%, 15.9%, 15.3%, and 11.3%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $4.0 million, from $12.7 million in the three months ended June 30, 2016 to $16.7 million in the three months ended June 30, 2017. This increase was primarily related to increased revenue from new title launches.

Cost of Revenue

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$24,761	$18,534
Impairment of prepaid royalties and minimum guarantees	-	105
Amortization of intangible assets	3,171	2,336
Total cost of revenue	$27,932	$20,975
Revenue	$68,679	$48,363
Gross margin	59.3%	56.6%

Our cost of revenue increased $7.0 million, or 33.2%, from $21.0 million in the three months ended June 30, 2016 to $28.0 million in the three months ended June 30, 2017. This was primarily due to a $5.6 million increase in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, an increase of $835,000 in amortization of intangible assets and an increase of $411,000 in royalties to certain of our celebrity licensors.

Revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 39.2% in the three months ended June 30, 2016 to 57.0% in the three months ended June 30, 2017. This increase was primarily due to the release of Design Home in November 2016 and the addition of Covet Fashion through our acquisition of Crowdstar. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 17.1% in the three months ended June 30, 2016 to 19.8% in the three months ended June 30, 2017. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 10.6% in the three months ended June 30, 2016 to 8.5% in the three months ended June 30, 2017. We expect our cost of revenue to remain relatively flat during the remainder of 2017.

Research and Development Expenses

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Research and development expenses	$23,989	$20,721
Percentage of revenue	34.9%	42.8%

Our research and development expenses increased $3.3 million, or 15.8%, from $20.7 million in the three months ended June 30, 2016 to $24.0 million in the three months ended June 30, 2017. This was primarily attributable to a $2.8 million increase in payroll costs and other research and development expenses related to our recent acquisition of Crowdstar, and a $300,000 increase in outside services primarily related to external development. As a percentage of revenue, research and development expenses decreased from 42.8% in the three months ended June 30, 2016 to 34.9% in the three months ended June 30, 2017. We expect our research and development expenditures to slightly increase during the remainder of 2017, primarily due to expected increases in headcount related to the expected addition of creative leaders and members of their teams.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Sales and marketing expenses	$30,952	$10,935
Percentage of revenue	45.1%	22.6%

Our sales and marketing expenses increased $20.0 million, or 183.1%, from $10.9 million in the three months ended June 30, 2016 to $31.0 million in the three months ended June 30, 2017. This was primarily attributable to an increase of $18.7 million in marketing promotions for our new title launches, in particular Design Home, and a $1.0 million increase in payroll costs related to our recent acquisition of Crowdstar. As a percentage of revenue, sales and marketing expenses increased from 22.6% in the three months ended June 30, 2016 to 45.1% in the three months ended June 30, 2017. We expect our sales and marketing expenses to decrease in the remainder of 2017 on a sequential basis but for expenses to remain above first quarter levels.

General and Administrative Expenses

	Three Months Ended June 30,
	2017	2016
	(In thousands)
General and administrative expenses	$8,678	$7,096
Percentage of revenue	12.6%	14.7%

Our general and administrative expenses increased $1.6 million, or 22.3%, from $7.1 million in the three months ended June 30, 2016 to $8.7 million in the three months ended June 30, 2017. This was primarily due to a $1.2 million increase in payroll costs attributable to higher attainment of employee and executive bonuses in 2017. As a percentage of revenue, general and administrative expenses decreased from 14.7% in the three months ended June 30, 2016 to 12.6% in the three months ended June 30, 2017. We expect our general and administrative expenses to remain relatively constant during the remainder of 2017.

Restructuring Charges

During the three months ended June 30, 2017, we recorded $926,000 of restructuring charges related to employee and lease termination costs in our Bellevue, Washington, Long Beach, California, San Francisco, California, Portland, Oregon, and Beijing, China offices. We have substantially completed the payments related to employee and lease termination costs associated with these restructurings as of June 30, 2017, and expect to complete the remaining payments by the third quarter of 2017. During the three months ended June 30, 2016, we recorded $2.1 million of restructuring charges related to employee termination costs in our Long Beach, California office.

Interest and Other Income/(Expense), Net

Interest and other expense decreased from $4.5 million in the three months ended June 30, 2016 to a net interest income of $53,000 in the three months ended June 30, 2017.  This decrease was primarily attributable to a $2.1 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and a $2.3 million impairment charge related to the call option for Plain Vanilla, which was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook during the three months ended June 30, 2016.

Income Tax Benefit/(Expense)

Our income tax benefit/(expense) increased from a $16,000 expense in the three months ended June 30, 2016 to a $177,000 benefit in the three months ended June 30, 2017. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations and change in foreign withholding taxes.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenues

	Six Months Ended June 30,
	2017	2016
Revenue by Type	(In thousands)
Micro-Transactions	$105,865	$84,371
Advertisements	6,109	5,586
Offers	12,223	12,086
Other	1,270	849
Total revenue	$125,467	$102,892

Our revenue increased $22.6 million, or 22.0%, from $102.9 million for the six months ended June 30, 2016 to $125.4 million for the six months ended June 30, 2017, which was primarily related to a $21.5 million increase in our revenue from micro-transactions (in-app purchases), a $523,000 increase in revenue from advertisements and a $421,000 increase from other sources. These increases were primarily related to increased revenue from new title launches such as the releases of Design Home in November 2016, MLB Tap Sports Baseball 2017 in March 2017 and Restaurant Dash with Gordon Ramsay in June 2016, as well as the addition of Covet Fashion through our acquisition of Crowdstar in the fourth quarter of 2016, which titles generated an aggregate of $57.3 million in revenue during the second quarter of 2017. These increases were partially offset by decreased revenue primarily related to a $24.4 million aggregate decline in revenue from Kendall and Kylie,  Kim Kardashian: Hollywood, Racing Rivals and Cooking Dash 2016.

 In the first six months of 2017, Design Home,  Covet Fashion,  Restaurant Dash with Gordon Ramsay,  Cooking Dash 2016, and Kim Kardashian: Hollywood, were our top five revenue-generating games and comprised 15.7%, 12.3%, 11.9%, 10.9%, and 10.8%, respectively, of revenue for the period. No other game generated more than 10% of revenue for the period. In the first six months of 2016, Kim Kardashian: Hollywood, Racing Rivals, Cooking Dash 2016, and Kendall and Kylie, were our top four revenue-generating games and comprised 21.2%, 15.6%, 12.6%, and 10.7%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue increased by $3.8 million, from $27.7 million in the six months ended June 30, 2016 to $31.5 million in the six months ended June 30, 2017. This increase was primarily related to increased revenue from new title launches.

Cost of Revenue

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$45,621	$38,854
Impairment of prepaid royalties and minimum guarantees	792	148
Amortization of intangible assets	6,433	4,660
Total cost of revenue	$52,846	$43,662
Revenue	$125,467	$102,892
Gross margin	57.9%	57.6%

Our cost of revenue increased $9.2 million, or 21.0%, from $43.7 million in the six months ended June 30, 2016 to $52.8 million in the six months ended June 30, 2017. This increase was primarily due to a $6.6 million increase in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, an increase of $1.8 million in amortization of intangible assets and an increase of $644,000 in impairment of prepaid royalties. Revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 43.1% in the six months ended June 30, 2016 to 54.6% in the six months ended June 30, 2017. This increase was primarily due to the release of Design Home in November 2016 and the addition of Covet Fashion through our acquisition of Crowdstar. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 17.4% in the six months ended June 30, 2016 to 19.1% in the six months ended June 30, 2017.  Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 10.0% in the six months ended June 30, 2016 to 9.3% in the six months ended June 30, 2017.

Research and Development Expenses

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Research and development expenses	$49,022	$41,033
Percentage of revenue	39.1%	39.9%

Our research and development expenses increased $8.0 million or 19.5%, from $41.0 million in the six months ended June 30, 2016 to $49.0 million in the six months ended June 30, 2017. The increase in research and development costs was primarily due to a $5.2 million increase in payroll costs related to our recent acquisition of Crowdstar and a $2.0 million increase in outside services primarily related to external development. As a percentage of revenue, research and development expenses decreased slightly from 39.9% in the six months ended June 30, 2016 to 39.1% in the six months ended June 30, 2017.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Sales and marketing expenses	$48,240	$23,559
Percentage of revenue	38.4%	22.9%

Our sales and marketing expenses increased $24.7 million, or 104.8%, from $23.6 million in the six months ended June 30, 2016 to $48.2 million in the six months ended June 30, 2017. This was primarily attributable to an increase of $22.0 million in marketing promotions for our new title launches, in particular Design Home, and a $2.1 million increase in payroll costs related to our recent acquisition of Crowdstar. As a percentage of revenue, sales and marketing expenses increased from 22.9% in the six months ended June 30, 2016 to 38.4% in the six months ended June 30, 2017.

General and Administrative Expenses

	Six Months Ended June 30,
	2017	2016
	(In thousands)
General and administrative expenses	$17,175	$15,081
Percentage of revenue	13.7%	14.7%

Our general and administrative expenses increased $2.1 million, or 13.9%, from $15.1 million in the six months ended June 30, 2016 to $17.2 million in the six months ended June 30, 2017. The increase in general and administrative expenses was primarily due to a $1.9 million increase in payroll related costs related to our recent acquisition of Crowdstar. As a percentage of revenue, general and administrative expenses decreased from 14.7% in the six months ended June 30, 2016 to 13.7% in the six months ended June 30, 2017.

Restructuring Charges

We incurred a restructuring charge of $4.6 million in the six months ended June 30, 2017 related to employee and lease termination costs in our Bellevue, Washington, Long Beach, California, San Francisco, California, Portland, Oregon, and Beijing, China offices.  We have substantially completed payments of the employee and lease termination costs as of June 30, 2017, and expect to complete the remaining payments by the third quarter of 2017.  We incurred a restructuring charge of $2.2 million in the six months ended June 30, 2016, primarily due to costs associated with employee termination costs in our Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for our Bellevue and Beijing, China offices, in the second quarter of 2016.

Interest and Other Income/(Expense), Net

Interest and other expense, net, decreased from a net expense of $4.0 million, in the six months ended June 30, 2016 to a net expense of $69,000 in the six months ended June 30, 2017.  This decrease was primarily attributable to a $1.8 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and a $2.3 million impairment charge related to the call option for Plain Vanilla, which was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook during the six months ended June 30, 2016.

Income Tax Benefit/(Expense)

Our income tax benefit changed from a $151,000, tax benefit in the six months ended June 30, 2016 to a tax benefit of $189,000 in the six months ended June 30, 2017. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	(32,410)	(9,810)
Cash flows used in investing activities	(1,001)	(12,570)
Cash flows used in financing activities	(459)	(17)

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of June 30, 2017, we had an accumulated deficit of $384.9 million.

Operating Activities

In the six months ended June 30, 2017, net cash used in operating activities was $32.4 million, which was primarily due to a $46.3 million net loss, minimum guaranteed royalty payments of $17.0 million to celebrity and brand licensors,  a  $10.7 million increase in accounts receivable due to the timing of payments from our customers, a $11.2 million increase in prepaid expenses and other assets related to platform fee and outside development services, and $4.0 million of cash restructuring activities. These amounts were partially offset by a $25.0 million increase in deferred revenue mainly attributable to increase in revenue from titles with longer useful lives and adjustments for non-cash items including stock-based compensation expense of $7.0 million and amortization of intangible assets of $6.4 million.

In the six months ended June 30, 2016, net cash used in operating activities was $9.8 million, which was primarily due to a $26.5 million net loss, a $4.7 million increase in prepaid royalties and a $1.9 million decrease in accrued royalties related to payments to celebrity and brand licensors. These amounts were partially offset by a $3.3 million decrease in accounts receivable attributable to the timing of payments from our customers, $2.1 million increase in deferred revenue attributable to increase in revenue from titles with longer useful lives and adjustments for non-cash items, including stock-based compensation expense of $6.5 million, amortization of intangible assets of $4.7 million, impairment of our call option for Plain Vanilla of $2.3 million, charge of $1.8 million related to the change in fair value of promissory notes issued by Plain Vanilla and depreciation expense of $1.4 million.

Investing Activities

In the six months ended June 30, 2017, we used $1 million of cash for investing activities primarily related to property and equipment purchases of $751,000 and other investing activities of $810,000. This was partially offset by a decrease in restricted cash of $560,000.

In the six months ended June 30, 2016, we used $12.6 million of cash for investing activities primarily related to investments in Plain Vanilla and Dairy Free Games, Inc. of $9.5 million in the aggregate, purchases of intangible assets of $2.5 million, and property and equipment purchases of $906,000. These increases were partially offset by a decrease in restricted cash of $336,000.

Financing Activities

In the six months ended June 30, 2017, net cash used in financing activities was $459,000 due primarily to $1.2 million of taxes paid related to net share settlement of RSUs. These cash outflows were partially offset by $781,000 in proceeds received from option exercises and purchases under our employee stock purchase plan.

In the six months ended June 30, 2016, net cash used in financing activities was $17,000 due primarily to $1.3 million of taxes paid related to net share settlement of RSUs. These cash outflows were substantially offset by $1.3 million related to option exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $68.1 million as of June 30, 2017.  Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $4.2 million as of June 30, 2017, most of which were held by our Canadian, Chinese, Indian, and Russian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, except China, because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2017:

	Payments Due by Period from June 30, 2017
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations	$56,036	$6,424	$9,963	$10,503	$29,146
Guaranteed royalties (1)	14,834	8,521	6,013	300	—
Developer commitments (2)	1,750	1,750	—	—	—
Total contractual obligations (3)	$72,620	$16,695	$15,976	$10,803	$29,146

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

(3)

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At June 30, 2017, we had 575,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our market risk profile has not changed significantly during the three months ended June 30, 2017.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2017, we had no short-term investments and substantially all of our cash and cash equivalents of $68.1 million was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of June 30, 2017 and December 31, 2016, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Canada, China, Hong Kong, India, and Russia, and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At June 30, 2017, Apple Inc., or Apple, accounted for 59.9%, and Google Inc., or Google, accounted for 17.9% of total accounts receivable. At December 31, 2016, Apple accounted for 43.9%, Google accounted for 22.3%, Jirbo, Inc. (dba AdColony) accounted for 10.8%, and Fyber GmbH accounted for 10.5%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception, including a net loss of $87.4 million in 2016 and a net loss of $46.3 million for the first six months of 2017. As of June 30, 2017, we had an accumulated deficit of $384.9 million.  While we have conducted several restructurings between December 2015 and March 2017 aimed at reducing our fixed costs and operating more efficiently, and we intend to implement further cost reductions and a more efficient studio structure in the remainder of 2017, our costs may continue to rise as we implement additional initiatives designed to increase revenue, including: investing more heavily in our existing titles as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth titles; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations, including new creative leaders and their teams; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company.  We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise (particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in obtaining downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications). During the second quarter of 2017, we significantly increased our strategic investment in user acquisition for our Design Home title to leverage the game’s momentum and maximize its revenue potential. We expect our sales and marketing expenses to decrease on a quarter over quarter basis in the remainder of 2017 but for overall marketing expenses to remain above first quarter 2017 levels and significantly above our sales and marketing expenses from the comparable periods of 2016. While we believe that we will more than recoup these marketing expenditures by generating additional revenues over the long term, our analysis may prove incorrect and we may not generate a positive return on investment from these expenditures. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our strategic investment in user acquisition for Design Home, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings we will continue to incur losses. For example during the fiscal year ended December 31, 2016 we recorded a $14.5 million royalty impairment related to the prepaid guaranteed royalty and license fee payments that we have made to an affiliate of Tencent Holdings Limited, or Tencent, related to our Rival Fire game and a $20.2 million impairment related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties.  We have also taken restructuring charges in the past, including $3.7 million during the first quarter of 2017 and $926,000 during the second quarter of 2017 related to our January 2017 restructuring.  Additionally, during the year ended December 31, 2016 we recorded a charge of $2.4 million due to a decline in the fair market value of our call option for Plain Vanilla and a charge of $1.9 million due to a decrease in the fair value of the promissory notes issued to us by Plain Vanilla. Furthermore, given the declines in overall downloads of mobile gaming applications, the marked decline in gaming applications as compared to all mobile gaming applications generally, and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 (which we have rebranded Deer Hunter 2017) and Eternity Warriors 4, as well as for our more recent titles, such as Nicki Minaj: The Empire, Britney Spears: American Dream,  Restaurant Dash with Gordon Ramsay, and Rival Fire, have downloaded at significantly lower rates as compared to predecessor versions and previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of a product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Historically, we have focused on developing and publishing shooters and other action games primarily directed at male audiences. However, our recent releases in this genre, which includes Deer Hunter 2017 and Rival Fire, have failed to download or monetize at the same rates as some of our legacy titles, including Deer Hunter 2014 (which we have rebranded Deer Hunter Classic). While our Kim Kardashian:  Hollywood, Cooking Dash 2016, and Restaurant Dash with Gordon Ramsay titles have been commercially successful, our Katy Perry Pop, Britney Spears: American Dream and Nicki Minaj: The Empire games have not been, and meeting consumer expectations could prove more challenging for us in the future as we release additional games that are primarily targeted toward female audiences, such as our upcoming title featuring Taylor Swift.  Even if our games are successfully introduced and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline.  In particular, in connection with our growth and evergreen games strategy, we expect to commit more resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in updating our existing titles in our efforts to create growth and evergreen titles, such as the case with our recent updates of Covet Fashion and Racing Rivals which were received poorly by some of our players and, in the case of Racing Rivals, resulted in decreased revenue. As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games and updates to existing games that achieve significant popularity, and have the potential to become growth titles.  If, as we anticipate, we launch fewer titles in 2017 as compared to prior years, we may be less likely to launch a game that achieves significant commercial success, and if the titles we expect to launch in 2017 are not launched on time or do not meet consumer expectations, our ability to grow revenue and our financial performance will be negatively affected. For example, we experienced delays in the introduction of Rival Fire and our upcoming Taylor Swift title, which had a negative impact on our financial results during 2016 and 2017, respectively.  If rates of revenue decline are higher than expected in a particular quarterly period, the new games we launch fail to download and/or monetize as we anticipate, the expenditures we make on user acquisition do not result in increased revenues, or the enhancements we make to existing titles do not result in decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall & Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our growth and evergreen gaming strategy.  We have also encountered difficulties in retaining our players as the average monthly active users, or MAU, for our games declined 8.4% from 35.8 million in the second quarter of 2016 to 32.8 million in the second quarter of 2017. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 61.8% of our total revenue for the six months ended June 30, 2017 compared with 63.0% of our total revenue for the six months ended June 30, 2016. We generated the majority of this iOS-related revenue from the Apple App Store, which represented 52.9% and 52.9% of our total revenue for the six months ended June 30, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 36.6% and 35.8% of our total revenue for the six months ended June 30, 2017 and 2016, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 30.8% and 26.8% of our total revenue for the six months ended June 30, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts in connection with commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. For example, in the second half of 2016, Apple began displaying paid search advertisements for applications in the Apple App Store search results for the first time.  We have purchased, and may continue to purchase, such advertising to ensure the prominence of our games in the Apple App Store which could result in our marketing expenses increasing significantly. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

In addition, in the first quarter of 2014, Facebook prohibited HasOffers, whose software development kit we had incorporated into our games to track advertising metrics, from participating in Facebook’s mobile measurement program because Facebook asserted that HasOffers had violated its agreement with Facebook.  As a result, we removed HasOffers’ software development kit from our games and replaced it with software from a new vendor, which did not adversely impact our revenue or operations. Any similar changes or prohibitions in the future, including any changes by Facebook of its advertising platform, which we use extensively as part of our user acquisition activities, could negatively impact our revenue or otherwise materially harm our business, and we may not receive significant or any advance warning of such changes.

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
•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2016, we impaired $14.5 million related to prepaid royalty commitments and license fees paid to an affiliate of Tencent in connection with our Rival Fire title, $20.2 million related to contractual minimum guarantee royalty payments made to certain celebrity licensors and other prepaid royalties, $2.4 million related to the impairment of our call option in Plain Vanilla, and $1.9 million related to a decline in the fair value of the promissory notes issued to us by Plain Vanilla, and in future periods we may be required to impair our goodwill due to further declines in our business and/or stock price, especially if our fair value approaches our carrying value (See Note 6 to our condensed consolidated financial statements), or take additional large impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful;

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
•

changes in the amount of money we spend marketing our titles in a particular quarter, including the average amount we pay to acquire each new user, as well as changes in the timing of these marketing expenses within the quarter, including that we significantly increased our strategic investment in user acquisition for our Design Home title during the second quarter of 2017, which we expect to decline from peak second quarter levels during the remainder of 2017 but to still be above first quarter levels;

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

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Jam City, Machine Zone, Miniclip, Niantic, Pocket Gems, Rovio, Scopely, Storm 8/Team Lava, and Supercell.  In addition, we face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.1 million applications, including more than 750,000 active games, were available on Apple’s U.S. App Store as of July 31, 2017.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and expect to continue to make significant minimum guaranteed royalty and other payments.  As of June 30, 2017, we had short-term and long-term prepaid royalty balances totaling $43.8 million, of which $34.0 million related to three celebrity licensors. As a result, we may incur increased levels of impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements or if we determine not to release titles for any of these celebrity licensors.  For example, in 2016, we impaired $14.5 million related to prepaid royalty commitments and license fees paid to an affiliate of Tencent in connection with our Rival Fire title and $20.2 million related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties.  We expect that most, and potentially all, of the games we release in 2017 will be based on or otherwise incorporate celebrities or other third-party licensed brands, properties and other content as opposed to our original intellectual property games where we do not incur licensing fees and expenses.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful or if we determine not to release titles for any of our celebrity licensors.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand.  Our games may contain violence or other content that some consumers may find objectionable.  For example, Apple has assigned each of our shooter games a 17-and-older rating due to its violence.  In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer:  Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless.  In addition, our employees or employees of outside developers could include hidden features in our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material.  Users of our games, particularly games with social messaging features, may utilize these features for illegal purposes or target certain users through these features. If consumers believe that a game we published contains objectionable content or may expose them to nefarious individuals, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases, and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects or have playability issues, we may receive negative user reviews and our brand may be damaged. For example, our Racing Rivals title experienced playability and user interface issues after the release of an update in the fourth quarter of 2016 that introduced new graphics, which particularly affected users of some Android devices and harmed monetization of the game. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenue in recent fiscal periods.  If these games do not succeed or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top five titles for the six months ended June 30, 2017, Design Home,  Restaurant Dash with Gordon Ramsay,  Covet Fashion,  Cooking Dash 2016 and Kim Kardashian: Hollywood, generated approximately 61.6% of our revenue during the period, while our top four titles for the six months ended June 30, 2016 (Kim Kardashian: Hollywood,  Cooking Dash 2016, Racing Rivals, and Deer Hunter 2017) generated approximately 60.0% of our revenue during the period; no other game generated more than 10% of our revenue during the respective periods. In particular, Kim Kardashian: Hollywood, which was launched in June 2014, has accounted for a significant portion of our revenue, having generated 10.8% and 21.7% of our revenue for the six months ended June 30, 2017 and 2016, respectively; it was our largest revenue title in each of 2016, 2015 and 2014. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future as we implement measures to make our successful games into growth or evergreen titles and plan to release fewer titles in 2017 than we have in past years. Our evergreen titles strategy is one where we hope to reduce period over period declines in revenue from our existing successful titles and position ourselves to convert these into growth titles that grow revenue on a year over year basis. While we experienced some success with this strategy during the first half of 2017, we may not consistently succeed in implementing or executing on it, which could cause our revenue to decline in 2017. In addition, revenue from Kim Kardashian: Hollywood, one of our existing evergreen titles, is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, the Katy Perry Pop title we launched in the fourth quarter of 2015, our Britney Spears: American Dream title that we launched in May 2016 and our Nicki Minaj: The Empire title that we launched in December 2016 all failed to generate meaningful revenue, and revenue from our Kendall & Kylie title declined significantly from its peak level following global launch in February 2016. We may similarly fail to generate significant revenue from the title featuring Taylor Swift that we expect to release in 2017.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our games and game franchises would lead to revenue declines.

If our title featuring Taylor Swift does not succeed, our operating results and financial condition could be harmed and investors may question the viability of our celebrity product strategy.

We intend to launch a title featuring Taylor Swift in 2017, and have entered into agreements with additional celebrities to create games featuring their intellectual property.  We face a number of risks in our ability to successfully develop and monetize games featuring celebrities, have encountered difficulties in doing so with respect to the titles we released in 2016 featuring celebrities and may be unable to fully recoup minimum guaranteed royalty payments made to such celebrities through the generation of ongoing revenue from our titles.  For example, although Kim Kardashian: Hollywood has been a significant success and our Kendall & Kylie game achieved initial success following its worldwide launch in February 2016, we and other game developers have failed to achieve success with games featuring other celebrities, including our Katy Perry Pop, Britney Spears: American Dream and Nicki Minaj: The Empire titles. Further, we have been unable to sustain the initial success experienced by our Kendall & Kylie game while both Britney Spears: American Dream and Nicki Minaj: The Empire failed to attract a significant user base and downloads, resulting in lower than expected revenue.  Our failure to generate significant revenue from our celebrity titles since Kim Kardashian: Hollywood has resulted in us impairing a significant amount related to contractual minimum guarantee payments made to certain of our celebrity licensors. Accordingly, it is possible that there is something unique about Kim Kardashian West, the nature of her celebrity and the demographics and purchasing power of her fan base that has led to the continued and sustained success of Kim Kardashian: Hollywood that will not be replicable in games featuring other celebrities, particularly musicians. It is possible that our title featuring Taylor Swift may not be commercially successful in the same manner as our prior games featuring a female musician, Katy Perry Pop,  Britney Spears: American Dream and Nicki Minaj: The Empire.  In addition, some of the celebrities with whom we have partnered may have similar fan bases, and any actual overlap in the audiences for our different titles featuring celebrities could result in market saturation or cannibalization of revenue of our own titles.  We must also differentiate our forthcoming titles in order to ensure our offerings remain fresh and engaging and to satisfy our celebrity partners.  However, differentiating our various titles that feature celebrities could lead to increased development costs, utilization of untested game economies and potential product launch delays and may result in titles that do not monetize as well as Kim Kardashian: Hollywood.  If our upcoming Taylor Swift title is not successful, our business and operating results could be harmed and investors may question the viability of our celebrity product strategy.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, unexpected technical problems, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and we expect that our reliance on such third-party infrastructure and our technology platform will increase as we continue to add additional social features and functionality into our games.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  In addition, Amazon has experienced brief power outages on occasion during the past several years that have affected the availability of certain of our games during such outages. While none of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games depends on the continued functionality of our technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including our technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in July 2014, users could not play our Kim Kardashian: Hollywood game for about six hours due to a problem with one of our servers, and on five occasions during the last two years, we experienced similar outages with respect to our Racing Rivals game. Additionally, in October 2016 we experienced a short outage affecting our Tap Sports Baseball 2016 game.  In addition, at launch in September 2015, our Eternity Warriors 4 title experienced intermittent server issues that left the game temporarily inoperable.  In the first quarter of 2016 we experienced technical issues with our Kendall & Kylie title that caused users to lose their game play data, including accumulated virtual currency and achieved levels.  Most recently, in the second quarter of 2017 we experienced technical issues with our Covet Fashion title that caused an extended outage and resulted in certain users receiving in-game currency erroneously. If users are unable to access and play our games for any period of time, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may receive negative publicity and game ratings, we may lose players of our games, we may be required to issue refunds, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could require us to incur substantial repair costs, distract management from operating our business and result in a loss of revenue.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 42.1% in 2015, 39.7% in 2016, largely due to the majority of our revenue being generated from games that are based on or substantially incorporate third-party intellectual property, such as Kim Kardashian: Hollywood,  Kendall & Kylie,  Racing Rivals, the Tap Sports Baseball franchise and Restaurant Dash with Gordon Ramsay. While our revenue from our own intellectual property increased to 54.6% during the six months ended June 30, 2017 and we expect this percentage to remain relatively flat for the full fiscal year 2017, we still expect to continue to derive significant revenue from MLB Tap Sports Baseball 2017, Kim Kardashian: Hollywood, Racing Rivals and Restaurant Dash with Gordon Ramsay. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, we experienced a change in our management team in November 2016 which included the appointment of Nick Earl as our President and Chief Executive Officer and Niccolo de Masi as our Executive Chairman. Messrs. Earl and de Masi are both critical to our vision, strategic direction, products and technology and the continued retention of the remaining senior management team is important to our continued development. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly creative leaders and additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our growth and evergreen games.  Attracting and retaining proven creative leaders is difficult in a competitive hiring market.  We are actively seeking to hire additional creative leaders, but we may not be able to attract these new creative leaders or retain our existing creative leaders. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the fashion and celebrity, food and home genres.  Our currently depressed stock price, the lack of success of many of our product launches in 2016 and recent headcount reductions may make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price continues to decline or remains at current levels, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming and building and maintaining growth and evergreen titles, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

During the last several years we have implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel in Bellevue, Washington, San Francisco, California, Long Beach, California and Portland, Oregon.  We plan to continue to manage costs to better and more efficiently manage our business, which efforts we expect to intensify in the remainder of 2017.  This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.  In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

Tencent, through its controlled affiliates, held approximately 20.8% of the aggregate voting power of our common stock as of June 30, 2017, and could acquire up to 25% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and in January 2017 appointing Ben Feder, Tencent’s President of International Partnerships (North America), as Mr. Ma’s replacement on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

International sales represented approximately 25.1% and 26.9% of our revenue during the six months ended June 30, 2017 and 2016, respectively. To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, China, India, Japan and Russia.  We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office.  Risks affecting our international operations include:

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only four issued U.S. patents (including a corresponding Patent Cooperation Treaty (PCT) international patent for three of the four U.S. patents) and only seven U.S. patent applications currently outstanding, including one that we inherited through acquisitions (and we have four corresponding PCT international patent applications), so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on three U.S. patent applications and one of the issued U.S. patents, and an additional foreign patent application for our one of our issued U.S. patents.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter Classic game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement with Hothead in August 2015 in which Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Resignation of Principal Accounting Officer and Appointment of New Principal Accounting Officer

As previously disclosed in a Form 8-K filed on August 1, 2017, as of July 27, 2017, we have appointed Gordon Lee as our Principal Accounting Officer. Mr. Lee is currently our Vice President of Accounting and will serve in both roles. Mr. Lee replaces our previous Principal Accounting Officer, Greg Cannon, who left Glu on May 15, 2017.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLU MOBILE INC.
Date: August 7, 2017	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	2007 Employee Stock Purchase Plan, as amended and restated through June 8, 2017.					X
10.02	2007 Equity Incentive Plan, as amended and restated through June 8, 2017.					X
10.03	Lease, dated as of May 9, 2017, by and between Howard Street Associates LLC and Glu Mobile Inc.	8-K	001-33368	99.01	05/15/2017
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) /15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*  This exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.