Form 10-Q
period 2017-09-30
GLU MOBILE INC
filed 2017-11-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2017: 137,034,178

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$62,939	$102,102
Accounts receivable, net	34,192	21,477
Prepaid royalties	9,049	12,465
Restricted cash	602	—
Prepaid expenses and other assets	30,982	18,986
Total current assets	137,764	155,030
Property and equipment, net	6,425	5,640
Restricted cash	—	1,312
Long-term prepaid royalties	34,113	31,288
Other long-term assets	3,032	3,506
Intangible assets, net	19,799	25,896
Goodwill	117,447	116,832
Total assets	$318,580	$339,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,305	$16,298
Accrued liabilities	1,557	1,788
Accrued compensation	15,537	12,495
Accrued royalties	12,710	8,623
Accrued restructuring	1,138	271
Deferred revenue	74,394	44,865
Total current liabilities	126,641	84,340
Long-term accrued royalties	6,425	20,836
Other long-term liabilities	669	1,514
Total liabilities	133,735	106,690

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at September 30, 2017 and December 31, 2016; 136,214 and 134,001 shares issued and outstanding at September 30, 2017 and December 31, 2016	13	13
Additional paid-in capital	581,385	571,243
Accumulated other comprehensive (loss)/income	(10)	246
Accumulated deficit	(396,543)	(338,688)
Total stockholders’ equity	184,845	232,814
Total liabilities and stockholders’ equity	$318,580	$339,504

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$81,148	$51,381	$206,615	$154,272
Cost of revenue:
Platform commissions, royalties and other	28,898	18,918	74,519	57,771
Impairment of prepaid royalties and minimum guarantees (including impairment of prepaid royalties and minimum guarantees paid to a related party of $0 for the three and nine months ended September 30, 2017, and $9,866 for the three and nine months ended September 30, 2016, respectively)	464	29,836	1,256	29,984
Impairment and amortization of intangible assets (including impairment and amortization of intangible assets acquired from a related party of $0 for the three and nine months ended September 30, 2017, and $5,000 for the three and nine months ended September 30, 2016, respectively)	2,363	7,320	8,796	11,981
Total cost of revenue	31,725	56,074	84,571	99,736
Gross profit/(loss)	49,423	(4,693)	122,044	54,536
Operating expenses:
Research and development	22,004	20,080	71,025	61,113
Sales and marketing	29,776	10,104	78,015	33,663
General and administrative	8,698	7,011	25,873	22,091
Restructuring charge	1,402	57	6,040	2,279
Total operating expenses	61,880	37,252	180,953	119,146
Loss from operations	(12,457)	(41,945)	(58,909)	(64,610)
Interest and other expense, net:
Interest income	5	12	25	58
Other expense	(276)	(1,665)	(365)	(5,695)
Interest and other expense, net	(271)	(1,653)	(340)	(5,637)
Loss before income taxes	(12,728)	(43,598)	(59,249)	(70,247)
Income tax benefit/(expense)	1,057	(129)	1,246	21
Net loss	$(11,671)	$(43,727)	$(58,003)	$(70,226)

Net loss per common share - basic and diluted	(0.09)	(0.33)	(0.43)	(0.54)

Weighted average common shares outstanding - basic and diluted	135,726	133,110	135,047	131,160

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(11,671)	$(43,727)	$(58,003)	$(70,226)
Other comprehensive (loss)/income:
Foreign currency translation adjustments (1)	(220)	812	(256)	198
Other comprehensive (loss)/income:	(220)	812	(256)	198
Comprehensive loss	$(11,891)	$(42,915)	$(58,259)	$(70,028)

(1)

Includes release of cumulative translation adjustment upon substantial liquidation / winding down of the Company’s foreign subsidiaries which is recognized in other income/(expense) in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2017 and September 30, 2016.

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(58,003)	$(70,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,447	2,145
Impairment and amortization of intangible assets (including impairment and amortization of intangible assets acquired from a related party of $0 for the nine months ended September 30, 2017, and $5,000 for the nine months ended September 30, 2016, respectively)	8,796	11,981
Change in fair value of investments	—	2,390
Non-cash foreign currency translation loss	3	705
Stock-based compensation	10,639	9,596
Impairment of investments	—	2,600
Impairment of prepaid royalties and minimum guarantees (including impairment of prepaid royalties and minimum guarantees paid to a related party of $0 for the nine months ended September 30, 2017, and $9,866 for the nine months ended September 30, 2016, respectively)	1,256	29,984
Other non-cash adjustments	(1,535)	(29)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,581)	3,631
Prepaid royalties	(14,408)	(16,139)
Prepaid expenses and other assets	(12,706)	(1,153)
Accounts payable and other accrued liabilities	5,602	674
Accrued liabilities	939	(14)
Accrued compensation	3,043	2,246
Accrued royalties	3,419	748
Deferred revenue	29,528	1,312
Accrued restructuring	867	40
Other long-term liabilities	(641)	(93)
Net cash used in operating activities	(33,335)	(19,602)

Cash flows from investing activities:
Purchase of property and equipment	(3,651)	(1,702)
Net cash paid for acquisitions	(1,659)	(358)
Decrease in restricted cash	710	336
Investments in Plain Vanilla Corp and Dairy Free Games, Inc. (Note 7)	—	(9,500)
Purchase of intangible assets (including purchase of intangible assets from a related party of $0 and $2,500 for the nine months ended September 30, 2017, and September 30, 2016, respectively)	—	(2,500)
Other investing activities	(810)	—
Net cash used in investing activities	(5,410)	(13,724)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	1,631	2,164
Taxes paid related to net share settlement of equity awards	(1,913)	(1,602)
Net cash (used in)/generated from financing activities	(282)	562

Effect of exchange rate changes on cash	(136)	(263)
Net decrease in cash and cash equivalents	(39,163)	(33,027)
Cash and cash equivalents at beginning of period	102,102	180,542
Cash and cash equivalents at end of period	$62,939	$147,515

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2017 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of September 30, 2017 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, operating loss, net loss, cash flows, total assets, total liabilities or stockholders’ equity.

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

The Company has selected a threshold of 120 days from the commercial launch of a title as the minimum number of days of data required for this model. This threshold was deemed to be appropriate as the Company tested the model using lower thresholds which resulted in inconsistencies in the estimate of the average playing period of paying users. For new titles with less than 120 days of data that share similar attributes with an existing title and/or prequel titles, the average playing period will be determined based on the average playing period of that existing title or prequel title, as applicable. For all other titles with less than 120 days of data, the average playing period will be determined based on the average playing period of all other remaining existing titles. The selection of the new model was considered a change in accounting estimates which was implemented in the quarter ended June 30, 2017 and had no material impact on the estimated average playing period of paying users.

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

The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads and offers. Revenue is recognized as advertisements are delivered and reported to the Company, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. The fee received for offer advertisements that result in the user receiving virtual currency for redemption within a game are deferred and recognized over the average playing period of paying users.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Apple	54.8%	52.7%	53.6%	52.9%
Google	30.5%	27.1%	30.7%	26.9%

At September 30, 2017, Apple Inc. (“Apple”) accounted for 59.5% and Google Inc. (“Google”) accounted for 16.3% of total accounts receivable. At December 31, 2016, Apple accounted for 43.9%, Google accounted for 22.3%, Jirbo, Inc. (dba AdColony) accounted for 10.8%, and Fyber GmbH accounted for 10.5%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The impact of the new standard on the Company's consolidated financial statements subsequent to adoption will be dependent on the terms and conditions of any modifications made to share-based awards after fiscal 2017.

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

The Company has substantially completed the evaluation of the impact of the new standard in relation to the revenue recognition of all of its material revenue arrangements. Based on this evaluation, the Company has determined that the new standard will impact revenue recognized from offer advertisements. Fees received from offer advertisements that result in users receiving virtual currency for redemption within a game will now be recognized at the time such advertisements are delivered and reported to the Company. The performance obligations are satisfied when the advertisement has been displayed. Further, the Company anticipates that it will continue to be considered the principal in its transactions and as the primary obligor to end-users for smartphone games distributed through Digital Storefronts and advertisements served through its advertising service providers. Therefore, revenue related to these arrangements will continue to be recognized on a gross basis if the necessary information about the gross amounts or platform fees charged, before any adjustments, are made available to the Company by the Digital Storefronts and advertising service providers.

The Company does not anticipate that its internal control framework will materially change, but rather existing internal controls will be modified and augmented as necessary to implement the new revenue standard. The Company is currently in the process of evaluating the required financial statement disclosures to allow users of its financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with its customers.

Note 2 — Net Loss Per Share

The Company computes net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(11,671)	$(43,727)	$(58,003)	$(70,226)
Shares used to compute net loss per share:
Weighted average common shares outstanding	135,726	133,110	135,047	132,499
Weighted average common shares subject to restrictions	—	—	—	(1,339)
Weighted average shares used to compute basic and diluted net loss per share	135,726	133,110	135,047	131,160
Net loss per share - basic and diluted	$(0.09)	$(0.33)	$(0.43)	$(0.54)

The weighted average of the following options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions, and restricted stock units (“RSUs”) have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Warrants to purchase common stock	4,267	4,267	4,267	4,267
Unvested common shares subject to restrictions	—	—	—	1,339
Options to purchase common stock	15,955	6,936	16,214	7,048
RSUs	7,506	7,599	7,936	7,487
	27,728	18,802	28,417	20,141

Note 3 — Business Combinations

Dairy Free Games, Inc.

On August 1, 2017 (the “Merger Date”), the Company completed the acquisition of Dairy Free Games, Inc (“Dairy Free”) by acquiring 100% of its equity pursuant to an Agreement and Plan of Merger (the “Dairy Free Merger Agreement”) by and among the Company, Winterfell Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and Dairy Free. Dairy Free, which is based in California, is building a mobile real-time strategy game. The Company acquired Dairy Free in order to expand its game offerings on smartphones and tablets.

Pursuant to the terms of the Dairy Free Merger Agreement, the Company paid $2,000 in cash for the outstanding common stock of Dairy Free. The Company had previously acquired from Dairy Free shares of its series A preferred stock (“Series A Preferred Stock”), as further described below, for $2,000. The fair value of the Series A Preferred Stock as of the Merger Date was determined to be equal to the original investment amount of $2,000. The transaction was accounted for as a business combination under the acquisition method of accounting.

The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill. The determination of these fair values was based on estimates and assumptions requiring significant judgments. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash and cash equivalents	$341
Intangible assets:
In-process research and development	2,700
Other current assets	32
Goodwill	573
Total assets	3,646

Liabilities assumed:
Deferred tax liability	(294)
Other accrued liabilities	(2)
Total liabilities assumed	(296)
Net acquired assets	$3,350

In-process research and development included in the above table is finite-lived upon completion, and will be amortized on a straight-line basis over its estimated life of three years, which approximates the pattern in which the economic benefits of the intangible asset are expected to be realized. As of the valuation date, Dairy Free was in the process of developing a game, which the Company estimates will be launched in 2018. Pursuant to ASC 805, the Company incurred and expensed a total of $396 in acquisition and transitional costs associated with the acquisition of Dairy Free during the three months ended September 30, 2017, which were primarily general and administrative related.

The Company allocated the residual value of $573 to goodwill. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Dairy Free. Goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the Dairy Free acquisition is not deductible for tax purposes.

In January 2016, the Company acquired a minority equity stake and entered into a commercial agreement with Dairy Free. As part of the arrangement, the Company invested $2,000 in Dairy Free’s Series A Preferred Stock. The preferred stock investment was recorded at cost. The Company had also agreed to provide up to $1,000 of recoupable and non-refundable development funding for a mobile game under development by Dairy Free. The development funding was payable in installments upon Dairy Free achieving certain milestones. The development funding was fully recognized as research and development expense as the development activities were performed. The Company had recorded $650 in accrued research and development expenses. The accrued research and development expenses balance of $650 was also determined to be equal to the fair market value as of the date of the merger and was offset against the goodwill amount resulting from the acquisition of Dairy Free.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $16,000 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $110 and $3,616 of transitional costs associated with the acquisition of Crowdstar during the three and nine months ended September 30, 2017, respectively. These costs included $0 and $2,936 of research and development expense during the three and nine months ended September 30, 2017, respectively, and $110 and $680 of general and administrative expense during the three and nine months ended September 30, 2017, respectively.

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

Valuation Methodology

The Company valued titles, content and technology primarily using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue, cost of goods sold, and operating expenses for Crowdstar’s legacy titles, the future amortization tax benefit of the legacy titles, and a discount rate of between 20% and 35%.

The fair value of the in-process research and development acquired from Dairy Free was determined using the replacement cost method under the cost approach. The replacement cost was estimated based on the historical research and development expenses incurred, adjusted for an estimated developer’s profit and rate of return in accordance with accepted valuation methodologies.

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

Pro Forma Financial Information

The results of operations for Dairy Free, Crowdstar and Plain Vanilla and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s unaudited consolidated financial statements since their respective dates of acquisition. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Dairy Free, Crowdstar and Plain Vanilla for the periods shown as if the acquisition of Dairy Free had occurred on January 1, 2016 and the acquisitions of Crowdstar and Plain Vanilla had each occurred on January 1, 2015. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total pro forma revenue	$81,148	65,014	$206,615	194,163
Pro forma net loss	(11,899)	(46,629)	(58,883)	(81,801)
Pro forma net loss per share - basic	(0.09)	(0.35)	(0.44)	(0.62)
Pro forma net loss per share - diluted	(0.09)	(0.35)	(0.44)	(0.62)

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

As of September 30, 2017, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	September 30, 2017
Financial Assets
Cash and cash equivalents	$62,939	$—	$—	$62,939
Restricted cash	602	—	—	602
Total Financial Assets	$63,541	$—	$—	$63,541

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

Note 5 — Balance Sheet Components

Accounts Receivable

	September 30,	December 31,
	2017	2016
Accounts receivable	$35,029	$22,314
Less: Allowance for doubtful accounts	(837)	(837)
	$34,192	$21,477

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three and nine months ended September 30, 2017 and 2016.

Prepaid Expenses and Other Assets

	September 30,	December 31,
	2017	2016
Deferred platform commission fees	$19,739	$11,571
Deferred royalties	4,009	3,275
Deposits	3,000	960
Other	4,234	3,180
	$30,982	$18,986

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2017 and December 31, 2016 were as follows:

		September 30, 2017			December 31, 2016
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value *	Expense *	Value *	Value *	Expense *	Value *
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$40,422	$(26,246)	$14,176	$40,942	$(19,255)	$21,687
Carrier contract and related relationships	5 yrs	5,000	(3,149)	1,851	14,029	(11,427)	2,602
Licensed content	2.5 - 5 yrs	—	—	—	2,334	(2,334)	—
Service provider license	9 yrs	—	—	—	212	(212)	—
Trademarks	7 yrs	5,000	(3,928)	1,072	5,117	(3,510)	1,607
In-process research and development	N/A	2,700	—	2,700	—	—	—
Total intangibles assets		$53,122	$(33,323)	$19,799	$62,634	$(36,738)	$25,896
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

During the three and nine months ended September 30, 2016, the Company recorded an impairment of intangible asset of $4,597 related to the license fee paid to an affiliate of Tencent Holdings Limited (“Tencent”),  one of the Company’s principal stockholders,  related to the Company’s Rival Fire game due to the underperformance of the title which launched during the third quarter of 2016 and the negligible cash flows anticipated during the remaining contractual life of the license. No impairment of intangible assets was recorded during the three and nine months ended September 30, 2017.

During the three months ended September 30, 2017 and 2016, the Company recorded amortization expense in the amounts of $2,363 and $2,723, respectively, in cost of revenue. During the nine months ended September 30, 2017 and 2016, the Company recorded amortization expense in the amounts of $8,796 and $7,384, respectively, in cost of revenue.

As of September 30, 2017, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2017 (remaining 3 months)	$1,476
2018	5,905
2019	4,960
2020	3,258
2021 and thereafter	1,500
Total intangible assets subject to amortization	17,099
In-process research and development*	2,700
Total intangible assets, net	$19,799

*  The in-process research and development intangible asset will be amortized on a straight-line basis over its estimated life of three years upon successful completion of the game under development.

Goodwill

Goodwill for the periods indicated was as follows:

September 30, 2017
Goodwill	$189,943
Accumulated impairment losses	(73,111)
Balance as of December 31, 2016	116,832
Goodwill acquired during the year	573
Effects of foreign currency exchange	42
Balance as of period ended:	117,447
Goodwill	190,558
Accumulated impairment losses	(73,111)
Balance as of period ended	$117,447

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

During the third quarter ended September 30, 2017, the Company performed a Step 0 qualitative assessment and concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying value, and, as a result, did not proceed to further impairment testing and accordingly did not recognize an impairment of goodwill in the three and nine months ended September 30, 2017.

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

The Company elected the fair value option to account for its investment in the promissory notes. The call option was recorded at cost. As of the investment date, the fair value of the promissory note and the call option was determined to be $5,100 and $2,400,  respectively. As of September 30, 2016, the Company computed the fair value of the promissory notes to be $2,710 and the fair value of the call option to be $0. Due to the decrease in the fair market value of the promissory notes, the Company recorded a charge of $570 and $2,390 in other expense for the three and nine months ended September 30, 2016, respectively. Due to a decline in the forecasted revenue and future cash flow outlook of Plain Vanilla, the fair value of the call option as of September 30, 2016 was estimated to be negligible, which resulted in the Company recording an impairment charge of $60 and $2,400 in other expense for the three months and nine months ended September 30, 2016, respectively.

On December 19, 2016, the Company acquired substantially all of the intangible assets and certain other assets of Plain Vanilla in exchange for forgiveness and cancellation of $7,500 in aggregate principal amount of convertible promissory notes and all interest thereon. The call option agreement was terminated as of that date. See “Note 3 – Business Combinations” for additional details.

Plain Vanilla, prior to acquisition of its assets by the Company, was a variable interest entity (“VIE”). However, the Company determined that it was not the primary beneficiary of this VIE since the Company did not have the power to direct the activities of this VIE that most significantly impacted its economic performance. This determination was based on the following factors: (i) the development stage of Plain Vanilla’s products; (ii) the Company's inability to exercise control or decision-making power over Plain Vanilla, as well as its lack of involvement in day-to-day operations and management decisions; and (iii) the fact that the call option to acquire Plain Vanilla, before the acquisition of its assets by the Company, was significantly out of the money. The Company was not obligated to provide any explicit or implicit financial or other support to Plain Vanilla other than what was contractually agreed to in the investment agreement and the Company had no exposure to loss beyond its investment in Plain Vanilla prior to the acquisition of its assets.

In January 2016, the Company acquired a minority equity stake and entered into a commercial agreement with Dairy Free. As part of the arrangement, the Company invested $2,000 in Dairy Free’s Series A Preferred Stock. The Company also agreed to provide up to $1,000 of recoupable and non-refundable development funding for a mobile game under development by Dairy Free. The development funding was payable in installments upon Dairy Free achieving certain milestones. The development funding was fully recognized as research and development expense as the development activities were performed. The Company recorded $289 and $889 for the three and nine months ended September 30, 2016, respectively, in research and development expense related to this arrangement.

On August 1, 2017, the Company acquired 100% of the outstanding equity of Dairy Free pursuant to the Dairy Free Merger Agreement. See “Note 3 – Business Combinations” for additional details.

Prior to the acquisition by the Company, Dairy Free was a VIE. However, the Company determined that it was not the primary beneficiary of this VIE since the Company did not have the power to direct the activities of this VIE that most significantly impacted its economic performance. This determination was based on the following factors: (i) the development stage of Dairy Free’s products; and (ii) the Company's inability to exercise control or decision-making power over Dairy Free, based on the Company's ownership percentage and voting rights, as well as its lack of involvement in day-to-day operations and management decisions. The Company was not obligated to provide any explicit or implicit financial or other support to Dairy Free other than what was contractually agreed to in the investment agreement and the Company had no exposure to loss beyond its investment in Dairy Free prior to the acquisition.

Note 8 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through November 2027. Rent expense for the three months ended September 30, 2017 and 2016 was $995 and $1,164, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $3,191 and $3,697, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

The Company has provided deposits for lines of credit totaling $492 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2017.

In May 2017, the Company entered into a lease for approximately 57,000 square feet of office space for its new San Francisco headquarters (the “Lease”). The term of the Lease began on July 1, 2017 and the obligation to pay rent will begin on the earlier to occur of (1) the date the Company begins conducting business in the leased premises or (2) 14 days following the date of Substantial Completion of the Tenant Improvements (as such terms are defined in the Lease)

(the “Rent Commencement Date”). The term of the Lease will expire on the tenth anniversary of the Rent Commencement Date. The Company paid a security deposit of $1,542 in connection with the Lease which has been classified within other long term assets on the Company’s consolidated balance sheet as of September 30, 2017.  The security deposit will be reduced to $1,000 on or after April 1, 2019, provided the Company has generated annual bookings of at least $250,000 for two consecutive fiscal years and is otherwise not in default under the Lease.

As of September 30, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Year Ending December 31,	Payments
2017 (remaining 3 months)	$1,462
2018	7,222
2019	6,896
2020	5,873
2021	4,626
2022 and thereafter	29,146
$55,225

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

At September 30, 2017, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2017 (remaining 3 months)	$1,901	$1,000
2018	6,256	500
2019	2,600	—
2020	300	—
	$11,057	$1,500

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Future developer commitments as of September 30, 2017, were $1,500. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $8,868 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Each quarter, the Company evaluates the realization of its royalties as well as any recognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenues, cash flows and net margins to evaluate the future realization of prepaid royalties, license fees, and guarantees. This evaluation considers multiple factors, including Level 3 inputs such as the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices published by the Company and its competitors and/or other game platforms (e.g., consoles and personal computers) utilizing the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenues in the period in which impairment is indicated. The Company recorded impairment charges to cost of revenue of $464 and $1,256 related to prepaid guaranteed royalties during the three and nine months ended September 30, 2017, respectively, and $29,836 and $29,984 related to prepaid guaranteed royalties and license fees paid to an affiliate of Tencent related to the Company’s game, Rival Fire, guaranteed royalty payments related to certain of its celebrity license agreements, and certain other prepaid royalties during the three and nine months ended September 30, 2016, respectively.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Accordingly, the Company had recorded no liabilities for these agreements as of September 30, 2017 and December 31, 2016.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. The Company had recorded no liabilities for these provisions as of September 30, 2017 and December 31, 2016.

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

 Note 9 — Stockholders’ Equity

Warrants to Purchase Common Stock

Warrants outstanding at September 30, 2017 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2016	4,267	$3.61	4.78
Granted	-	-
Exercised	-	-
Warrants outstanding, September 30, 2017	4,267	$3.61	4.78

The amount recognized as expense with respect to these warrants was immaterial for the three and nine months ended September 30, 2017 and 2016.

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

Share-Based Awards Available for Grant

The calculation of share-based awards available for grant under the Third Amended 2007 Plan and the Company’s 2008 Equity Inducement Plan for the nine months ended September 30, 2017 is as follows:

Shares
Available
Balances at December 31, 2016	3,864
Increase in authorized shares	8,000
Share-based awards granted (1)	(5,169)
Share-based awards canceled (2)	5,689
Balances at September 30, 2017	12,384

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

RSU Activity

A summary of the Company’s RSU activity for the nine months ended September 30, 2017 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2016	8,224	$3.33
Granted	2,300	$2.28
Vested	(1,968)	$3.64
Forfeited	(1,694)	$3.03
Awarded and unvested, September 30, 2017	6,862	$2.96

Restricted stock units vested and expected to vest at September 30, 2017	6,862	$2.96	$25,805

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2017:

	Options Outstanding
		Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2016	15,813	$2.74	7.38	$—
Options granted	2,184	$2.32
Options canceled	(2,354)	$3.04
Options exercised	(288)	$2.88
Balances at September 30, 2017	15,355	$2.63	7.05	$18,873

Options vested and expected to vest at September 30, 2017	15,355	$2.63	7.05	$18,873
Options exercisable at September 30, 2017	4,713	$3.46	2.56	$2,719

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Market of $3.76 per share as of September 29, 2017 (the last trading day in the quarter). Net cash proceeds from option exercises were immaterial for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.65%	0.99%	1.68%	1.09%
Expected volatility	59.7%	54.1%	56.2%	55.2%
Expected term (years)	4.00	4.00	4.00	4.00

The Company based its expected volatility on its own historical volatility. The expected term of options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from six to ten years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The weighted-average fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $1.04 and $1.21 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$1,521	$1,135	$4,520	$3,165
Sales and marketing	283	263	823	747
General and administrative	1,771	1,692	5,296	5,684
Total stock-based compensation expense	$3,575	$3,090	$10,639	$9,596

As of September 30, 2017, the Company had $17,755 of total unrecognized compensation expense related to RSUs. As of September 30, 2017, the Company had $8,187 of total unrecognized compensation expense related to stock options. The unrecognized compensation expense related to RSUs will be recognized over a weighted average period of 2.67 years. The unrecognized compensation expense related to stock options will be recognized over a weighted average period of 3.00 years.

Note 11 – Income Taxes

The Company recorded an income tax benefit of $1,057 and $1,246 for the three and nine months ended September 30, 2017, respectively and an income tax expense of $129 and an income tax benefit of $21 for the three and nine months ended September 30, 2016, respectively. The change in income tax provision was due to the release of certain income tax reserves in relation to winding down of a foreign subsidiary and an increase in deferred tax benefits related to the release of a  valuation allowance from an acquisition completed during the current quarter. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes.  The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of September 30, 2017 and December 31, 2016, the total amount of unrecognized tax benefits was $12,311 and $11,011, respectively. As of September 30, 2017 and December 31, 2016, approximately $235 and $421, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The expense related to interest on uncertain tax positions was immaterial during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, the Company had a liability of $118 and $294, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, Canada, China, and India. The Company’s federal tax returns are open by statute for tax years 1997 and forward and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s income tax returns in its international locations are open by statute for tax years 2012 and forward.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States of America	$62,090	$38,432	$156,066	$113,677
Americas, excluding the United States	4,423	2,408	11,494	6,815
EMEA	8,845	5,665	23,793	19,209
APAC	5,790	4,876	15,262	14,571
	$81,148	$51,381	$206,615	$154,272

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2017	2016
United States of America	$4,637	$3,768
Rest of the World	1,788	1,872
	$6,425	$5,640

Note 13 — Restructuring

During 2016 and the first nine months of  2017,  the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the three and nine months ended September 30, 2017, the Company recorded $1,402 and $6,040, respectively, of restructuring charges related to employee and lease termination costs in the Company’s Bellevue, Washington; Long Beach, California; San Francisco, California; Portland, Oregon; and Beijing, China offices.  The Company expects to substantially complete payments of employee and lease termination costs associated with these restructurings by the first quarter of 2018. During the three and nine months ended September 30, 2016, the Company recorded $57 and $2,279, respectively, of restructuring charges related to employee termination costs in the Company’s Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for the Company’s Bellevue and Beijing, China offices.

	Fiscal 2017 and 2016
	Restructuring	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Other	Total
Balance as of January 1, 2016	$310	$—	$31	$341
Charges to operations	1,491	740	48	2,279
Non-cash charges/adjustments	—	122	—	122
Charges settled in cash	(1,801)	(591)	(79)	(2,471)
Balance as of December 31, 2016	$—	$271	$—	$271
Charges to operations	4,367	1,673	—	6,040
Non-cash charges/adjustments	146	49	—	195
Charges settled in cash	(4,144)	(1,224)	—	(5,368)
Balance as of September 30, 2017	$369	$769	$—	$1,138

Note 14 — Related Party Transactions

The Company and an affiliate of Tencent, one of the Company’s principal stockholders, entered into an agreement in November 2015 pursuant to which, the Company agreed, subject to certain conditions, to pay in the aggregate, up to $15,000 in recoupable advanced royalties and non-recoupable license fees related to the Company’s Rival Fire title, which amounts were fully paid by December 31, 2016.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important in order to understand our financial results for the three and nine months ended September 30, 2017 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended September 30, 2017 was $81.1 million, a 57.9% increase compared to the three months ended September 30, 2016, in which we reported revenue of $51.4 million. Revenue for the nine months ended September 30, 2017 was $206.6 million, a 33.9% increase compared to the nine months ended September 30, 2016, in which we reported revenue of $154.3 million. The increase was primarily related to an increase in revenue from the launch of MLB Tap Sports Baseball 2017 in March 2017, the launch of Restaurant Dash with Gordon Ramsay in June 2016 and the addition of Covet Fashion and Design Home through our acquisition of Crowdstar in November 2016.

This increase was partially offset by declining revenue on a year over year basis from catalog titles such as Tap Sports Baseball 2016, Kendall & Kylie, Kim Kardashian: Hollywood,  Racing Rivals,  and Cooking Dash 2016.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 63.4% and 61.5% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, and 62.4% and 62.5% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 54.8%, and 52.7% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, and 53.6% and 52.9% of our total revenue for each of the nine months ended September 30, 2017 and 2016, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 36.1% and 36.0% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, and 36.4% and 35.9% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 30.5% and 27.1% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, and 30.7% and 26.9% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership in the fashion and celebrity gaming genre when we launched Kim Kardashian: Hollywood in June 2014, and extended our leadership position through our acquisition of Crowdstar in November 2016 and its successful Covet Fashion title.  Our leadership in the sports and action category remains strong with our Tap Sports Baseball and Deer Hunter franchises and Racing Rivals title, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2017 in March 2017 which includes licensed content from Major League Baseball, or MLB, for the first time together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, or MLBPA, and Major League Baseball Players Alumni Association, or MLBPAA.  The food genre includes our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our successful release of Restaurant Dash with Gordon Ramsay (which was originally branded as Gordon Ramsay DASH)  in June 2016. We established our leadership position in the home genre with our release of Design Home in November 2016, which was the first title launched by Crowdstar following the acquisition. Our social networking genre includes QuizUp, a title we acquired in our purchase of substantially all of the assets of Plain Vanilla Corp. in December 2016. We expect to release our next title in the social networking genre, The Swift Life featuring Taylor Swift, in late 2017.

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

We work closely with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  For example, our Kim Kardashian: Hollywood title utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on her life.  Our goal is for the game content to become entwined with Ms. Kardashian West’s persona and social media presence, and to otherwise enhance interaction with her fans. We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2017 which features all MLB clubs and uniforms and current and former MLB players. We also plan to work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base.  In order to capitalize on the impact of our brand and celebrity licensors, we need to differentiate each game we release and space out our launch dates in order to avoid cannibalization of revenue from our existing games and to ensure that each game resonates with our players. While we believe our strategy has proven to be successful in certain areas, we have not experienced the level of success with Katy Perry Pop,  Kendall & Kylie,  Britney Spears: American Dream and Nicki Minaj: The Empire that we experienced with Kim Kardashian: Hollywood, which necessitated impairments to certain contractual minimum guarantee payments made to certain of our celebrity licensors during 2016. We will need to continue our efforts to differentiate and provide innovative features in our future celebrity based titles, including user generated content and social features, if we are to succeed in our strategy.

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

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games.  Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our Design Home,  Covet Fashion, Kim Kardashian: Hollywood, Cooking Dash 2016, Restaurant Dash with Gordon Ramsay, and Deer Hunter 2017 titles and the year over year growth of our Tap Sports Baseball franchise. We plan to focus on regularly updating and otherwise supporting our growth and evergreen titles in order to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles, which we have successfully done in the second quarter of 2017 with our Design Home title. In particular, we significantly increased our marketing expenditures for Design Home during the second and third quarters of 2017 in an effort to leverage the game’s momentum and maximize its revenue potential.  As a result of this investment in Design Home as well as our significant marketing expenditures for MLB Tap Sports Baseball 2017 which launched at the end of the first quarter of 2017, our sales and marketing expenses significantly increased in the second and third quarters of 2017 compared with the first quarter of 2017, though our sales and marketing expenses declined slightly in the third quarter of 2017 as compared with the second quarter of 2017. We expect our sales and marketing expenses to decline slightly in the fourth quarter of 2017 as compared to the third quarter of 2017, but to remain significantly above our marketing expenses from the first quarter of 2017. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth titles.

Our net loss in the three months ended September 30, 2017 was $11.7 million versus a net loss of $43.7 million in the three months ended September 30, 2016.  This change was primarily due to an increase in revenue of $29.8 million, a decrease in cost of revenue of $24.3 million, which was mostly comprised of a $29.4 million decrease in impairments, and a decrease in interest and other expense of $1.4 million. These favorable factors were partially offset by an increase in operating expenses of $24.6 million, which was mostly comprised of a $19.7 million increase in sales and marketing expenses.  See “—Results of Operations—Comparison of the Three Months Ended September 30, 2017 and 2016” below for further details.

Our net loss in the nine months ended September 30, 2017 was $58.0 million versus a net loss of $70.2 million in the nine months ended September 30, 2016. This change was primarily due to an increase in revenue of $52.3 million, a decrease in cost of revenue of $15.2 million, which was mostly comprised of a $28.7 million decrease in impairments, and a decrease in interest and other expense of $5.3 million. These favorable factors were partially offset by an increase in operating expenses of $61.8 million, which was mostly comprised of a $44.4 million increase in sales and marketing expenses, and a $9.9 million increase in research and development expenses.  See “—Results of Operations—Comparison of the Nine Months Ended September 30, 2017 and 2016” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses.  As noted above, we significantly increased our sales and marketing expenditures during the second and third quarters compared with the first quarter of 2017 and the comparable periods of 2016. We expect our sales and marketing expenses to decline slightly in the fourth quarter of 2017 as compared to the third quarter. The increase in our sales and marketing expenditures on a year over year basis will impair our ability to achieve and sustain profitability if this spending does not result in increased revenues or if we cannot successfully decrease or control our other operating expenses. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We have conducted several restructurings since December 2015, including most recently in January 2017 and August 2017, reducing our headcount by more than 140 personnel. As part of these efforts we have transitioned development and live operations of our Racing Rivals title to Carbonated Inc., or Carbonated. However, the cost reductions from these restructurings were largely offset by personnel costs related to our acquisition of Crowdstar and its 90 employees in November 2016.  In the remainder of 2017 and in 2018, we intend to focus on reducing our operating costs and realigning our studios to be more efficient. These efforts may be partially offset by our plans to continue hiring additional development personnel in the San Francisco Bay Area, including additional proven creative leaders, and in Hyderabad, India.

Cash and cash equivalents at September 30, 2017 totaled $62.9 million, a decrease of $39.2 million from the $102.1 million balance at December 31, 2016. This decrease was primarily related to $33.3 million of cash used in operations, including minimum guaranteed royalty payments of $20.9 million to our licensors and $5.4 million of payments associated with restructuring activities, $5.4 million of cash used in investing activities including purchases of property and equipment of $3.7 million, net cash paid for acquisitions of $1.7 million, other investing activities of $810,000, which was partially offset by a decrease in restricted cash of $710,000 and cash used in financing activities of $282,000 primarily related to $1.9 million in taxes paid related to net share settlement of RSUs partially offset by $1.6 million received from purchases under our employee stock purchase plan and the exercise of stock options.

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

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 10), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available. The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended September 30, 2017 is aggregate daily DAU for the month of September 2017 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2017			2016
	September 30	June 30	March 31	September 30	June 30	March 31
		(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,903	4,627	4,098	3,476	4,126	4,935
Aggregate MAU	27,585	32,192	32,523	29,591	35,830	42,391
Aggregate ARPDAU	0.24	$0.20	$0.19	$0.16	$0.13	$0.12

The decrease in aggregate DAU and MAU for the three months ended September 30, 2017 as compared to the three months ended June 30, 2017 was primarily related a decrease in users of our QuizUp title which experienced a short lived, one-time spike in users during the month of June 2017 and seasonality of our MLB Tap Sports Baseball 2017 title, as the DAU for this title generally declined as the baseball season progressed which is consistent with prior year patterns.  Our aggregate ARPDAU increased for the three months ended September 30, 2017 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,
	2017	2016
Revenue by Type	(In thousands)
Micro-Transactions	$69,734	$42,269
Advertisements	2,158	2,288
Offers	9,212	5,817
Other	44	1,007
Total revenue	$81,148	$51,381

Our revenue increased $29.8 million, or 57.9%, from $51.4 million for the three months ended September 30, 2016 to $81.1 million for the three months ended September 30, 2017, which was primarily related to a $27.5 million increase in our revenue from micro-transactions (in-app purchases) and a $3.4 million increase in offer revenues. These increases in revenues were primarily related to new title launches such as the releases of Design Home in November 2016, MLB Tap Sports Baseball 2017 in March 2017 and Restaurant Dash with Gordon Ramsay in June 2016, as well as the addition of Covet Fashion through our acquisition of Crowdstar in the fourth quarter of 2016, which titles generated an aggregate of $54.6 million in revenue during the third quarter of 2017. These increases were partially offset by a $16.6 million aggregate decline in revenue from Tap Sports Baseball 2016, Racing Rivals, Cooking Dash 2016, Kendall and Kylie, and Kim Kardashian: Hollywood.

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

During the three months ended September 30, 2017,  Design Home, MLB Tap Sports Baseball 2017, and Covet Fashion,  were our top three revenue-generating games and comprised 28.4%, 17.7%, and 12.7%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended September 30, 2016, Tap Sports Baseball 2016, Cooking Dash 2016, Kim Kardashian: Hollywood, and Racing Rivals, were our top four revenue-generating games and comprised 18.2%, 16.9%, 14.6%, and 11.7%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $6.1 million, from $13.0 million in the three months ended September 30, 2016 to $19.1 million in the three months ended September 30, 2017. This increase was primarily related to increased revenue from new title launches.

Cost of Revenue

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$28,898	$18,918
Impairment of prepaid royalties and minimum guarantees	464	29,836
Impairment and amortization of intangible assets	2,363	7,320
Total cost of revenue	$31,725	$56,074
Revenue	$81,148	$51,381
Gross margin	60.9%	(9.1)%

Our cost of revenue decreased $24.3 million, or 43.4%, from $56.1 million in the three months ended September 30, 2016 to $31.7 million in the three months ended September 30, 2017. This decrease was primarily due to $14.5 million of impairments related to prepaid guaranteed royalty and license fee payments made to an affiliate of Tencent Holdings Limited, or Tencent, related to our Rival Fire game, and $20.1 million of aggregate impairments related to royalties paid to certain of our celebrity licensors and other prepaid royalties during the three months ended September 30, 2016. These decreases were partially offset by an $8.4 million increase in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, and a $1.4 million increase in royalties associated with an increase in royalty-burdened revenue.

Revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 35.7% in the three months ended September 30, 2016 to 59.8% in the three months ended September 30, 2017. This increase was primarily due to the release of Design Home in November 2016 and the addition of Covet Fashion through our acquisition of Crowdstar. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 15.0% in the three months ended September 30, 2016 to 19.6% in the three months ended September 30, 2017. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 67.7% in the three months ended September 30, 2016 to 8.5% in the three months ended September 30, 2017 primarily due to there being no royalty impairments in the three months ended September 30, 2017 as well as well as a larger percentage of our revenue being attributable to titles that are not royalty burdened, which includes Design Home and Covet Fashion in the three months ended September 30, 2017.  We expect our cost of revenue to slightly decrease in the fourth quarter of 2017.

Research and Development Expenses

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Research and development expenses	$22,004	$20,080
Percentage of revenue	27.1%	39.1%

Our research and development expenses increased $1.9 million, or 9.6%, from $20.1 million in the three months ended September 30, 2016 to $22.0 million in the three months ended September 30, 2017. This was primarily attributable to a $1.4 million increase in payroll and other compensation costs related to our acquisition of Crowdstar and a $696,000 increase in outside services primarily related to external development. These increases were partially offset by a $326,000 decrease in allocated charges for equipment, facilities, and depreciation. As a percentage of revenue, research and development expenses decreased from 39.1% in the three months ended September 30, 2016 to 27.1% in the three months ended September 30, 2017. We expect our research and development expenditures to slightly increase in the fourth quarter of 2017.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Sales and marketing expenses	$29,776	$10,104
Percentage of revenue	36.7%	19.7%

Our sales and marketing expenses increased $19.7 million, or 194.7%, from $10.1 million in the three months ended September 30, 2016 to $29.8 million in the three months ended September 30, 2017. This was primarily attributable to an increase of $18.4 million in user acquisition expenditures primarily related to Design Home, and a $1.0 million increase in payroll costs related to our acquisition of Crowdstar. As a percentage of revenue, sales and marketing expenses increased from 19.7% in the three months ended September 30, 2016 to 36.7% in the three months ended September 30, 2017. We expect our sales and marketing expenses to slightly decrease in the fourth quarter of 2017.

General and Administrative Expenses

	Three Months Ended September 30,
	2017	2016
	(In thousands)
General and administrative expenses	$8,698	$7,011
Percentage of revenue	10.7%	13.6%

Our general and administrative expenses increased $1.7 million, or 24.1%, from $7.0 million in the three months ended September 30, 2016 to $8.7 million in the three months ended September 30, 2017. This was primarily due to a  $1.2 million increase in professional services and a $487,000 increase in payroll costs attributable to higher attainment of employee and executive bonuses in 2017. As a percentage of revenue, general and administrative expenses decreased from 13.6% in the three months ended September 30, 2016 to 10.7% in the three months ended September 30, 2017. We expect our general and administrative expenses to slightly decrease in the fourth quarter of 2017.

Restructuring Charges

During the three months ended September 30, 2017, we recorded $1.4 million of restructuring charges related to employee and lease termination costs in our Long Beach, California and San Francisco, California offices. We have substantially completed the payments related to employee and lease termination costs associated with these restructurings as of September 30, 2017, and expect to complete the remaining payments by the first quarter of 2018.  During the three months ended September 30, 2016, we recorded $57,000 of restructuring charges related to employee termination and lease termination costs in our Bellevue, Washington, Beijing, China, and South Korea offices.

Interest and Other Income/(Expense), Net

Interest and other expense decreased from $1.7 million in the three months ended September 30, 2016 to $271,000 in the three months ended September 30, 2017.  This decrease was primarily attributable to a $2.1 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and a $2.3 million impairment charge related to the call option for Plain Vanilla, which was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook during the three months ended September 30, 2016.

Income Tax Benefit/(Expense)

Our income tax provision changed from income tax expense of $129,000 in the three months ended September 30, 2016 to an income tax benefit of $1.1 million in the three months ended September 30, 2017. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation, changes in pre-tax income in certain foreign entities, release of certain income tax reserves in relation to winding down of a foreign subsidiary, and an increase in deferred tax benefits related to the release of valuation allowance from an acquisition completed during the current quarter.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenues

	Nine Months Ended September 30,
	2017	2016
Revenue by Type	(In thousands)
Micro-Transactions	$175,600	$127,479
Advertisements	8,267	7,873
Offers	21,435	17,902
Other	1,313	1,018
Total revenue	$206,615	$154,272

Our revenue increased $52.3 million, or 33.9%, from $154.3 million for the nine months ended September 30, 2016 to $206.7 million for the nine months ended September 30, 2017, which was primarily related to a $48.1 million increase in our revenue from micro-transactions (in-app purchases), a $3.9 million increase in revenue from advertisements and offers and a $295,000 increase from other sources. These increases were primarily related to increased revenue from new title launches such as the releases of Design Home in November 2016, MLB Tap Sports Baseball 2017 in March 2017 and Restaurant Dash with Gordon Ramsay in June 2016, as well as the addition of Covet Fashion through our acquisition of Crowdstar in the fourth quarter of 2016, which titles generated an aggregate of $111.9 million in revenue during the nine months ended September 30, 2017. These increases were partially offset by decreased revenue primarily related to a $39.2 million aggregate decline in revenue from Kendall and Kylie,  Kim Kardashian: Hollywood, Racing Rivals, Cooking Dash 2016,  Tap Sports Baseball 2016, and Deer Hunter 2014.

In the first nine months of 2017, Design Home,  Covet Fashion,  Restaurant Dash with Gordon Ramsay, and MLB Tap Sports Baseball 2017 were our top four revenue-generating games and comprised 20.7%, 12.4%, 10.6%, and 10.4%, respectively, of revenue for the period. No other game generated more than 10% of revenue for the period. In the first nine months of 2016, Kim Kardashian: Hollywood,  Cooking Dash 2016, and Racing Rivals were our top three revenue-generating games and comprised 19.0%, 16.0%, and 12.3%, respectively, of our revenue for the period. No other game generated more than 10% of revenue for the period.

International revenue increased by $9.9 million, from $40.6 million in the nine months ended September 30, 2016 to $50.5 million in the nine months ended September 30, 2017. This increase was primarily related to increased revenue from new title launches.

Cost of Revenue

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$74,519	$57,771
Impairment of prepaid royalties and minimum guarantees	1,256	29,984
Impairment and amortization of intangible assets	8,796	11,981
Total cost of revenue	$84,571	$99,736
Revenue	$206,615	$154,272
Gross margin	59.1%	35.4%

Our cost of revenue decreased $15.1 million, or 15.2%, from $99.7 million in the nine months ended September 30, 2016 to $84.6 million in the nine months ended September 30, 2017. This decrease was primarily due to $14.5 million of impairments related to prepaid guaranteed royalty and license fees payments made to an affiliate of Tencent related to our Rival Fire game and $20.1 million of aggregate impairments related to royalties to certain of our celebrity licensors and other prepaid royalties during the nine months ended September 30, 2016. These decreases were partially offset by a $15.0 million increase in platform commission fees due to a higher volume of revenue transactions through the digital storefronts and a $4.9 million increase in royalties associated with an increase in royalty-burdened revenue.

Revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 40.6% in the nine months ended September 30, 2016 to 56.6% in the nine months ended September 30, 2017. This increase was primarily due to the release of Design Home in November 2016 and the addition of Covet Fashion through our acquisition of Crowdstar. The average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, increased from 16.5% in the nine months ended September 30, 2016 to 19.3% in the nine months ended September 30, 2017.  Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 29.2% in the nine months ended September 30, 2016 to 9.0% in the nine months ended September 30, 2017 due to there being no royalty impairments in the nine months ended September 30, 2017 as well as a larger percentage of our revenue being attributable to titles that are not royalty burdened, which includes Design Home and Covet Fashion.

Research and Development Expenses

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Research and development expenses	$71,025	$61,113
Percentage of revenue	34.4%	39.6%

Our research and development expenses increased $9.9 million or 16.2%, from $61.1 million in the nine months ended September 30, 2016 to $71.0 million in the nine months ended September 30, 2017. The increase in research and development costs was primarily due to a $6.6 million increase in payroll and other compensation costs related to our acquisition of Crowdstar and a $2.7 million increase in outside services primarily related to external development. As a percentage of revenue, research and development expenses decreased from 39.6% in the nine months ended September 30, 2016 to 34.4% in the nine months ended September 30, 2017.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Sales and marketing expenses	$78,015	$33,663
Percentage of revenue	37.8%	21.8%

Our sales and marketing expenses increased $44.4 million or 131.8%, from $33.7 million in the nine months ended September 30, 2016 to $78.0 million in the nine months ended September 30, 2017. This was primarily attributable to an increase of $40.5 million in user acquisition expenditures primarily related to Design Home, and a $3.1 million increase in payroll costs related to our acquisition of Crowdstar. As a percentage of revenue, sales and marketing expenses increased from 21.8% in the nine months ended September 30, 2016 to 37.8% in the nine months ended September 30, 2017.

General and Administrative Expenses

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
General and administrative expenses	$25,873	$22,091
Percentage of revenue	12.5%	14.3%

Our general and administrative expenses increased $3.8 million, or 17.1%, from $22.1 million in the nine months ended September 30, 2016 to $25.9 million in the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily due to a $2.5 million increase in payroll related costs related to our acquisition of Crowdstar and a $1.2 million increase in professional services. As a percentage of revenue, general and administrative expenses decreased from 14.3% in the nine months ended September 30, 2016 to 12.5% in the nine months ended September 30, 2017.

 Restructuring Charges

We incurred a restructuring charge of $6.0 million in the nine months ended September 30, 2017 related to employee and lease termination costs in our Bellevue, Washington, Long Beach, California, San Francisco, California, Portland, Oregon, and Beijing, China offices.  We have substantially completed payments of the employee and lease termination costs as of September 30, 2017, and expect to complete the remaining payments by the first quarter of 2018.  We incurred a restructuring charge of $2.3 million in the nine months ended September 30, 2016, primarily due to costs associated with employee termination costs in our Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for our Bellevue and Beijing, China offices, in the third quarter of 2016.

Interest and Other Income/(Expense), Net

Interest and other expense, net, decreased from a net expense of $5.6 million, in the nine months ended September 30, 2016 to a net expense of $340,000 in the nine months ended September 30, 2017.  This decrease was primarily attributable to a $1.8 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and a $2.3 million impairment charge related to the call option for Plain Vanilla, which was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook during the nine months ended September 30, 2016.

Income Tax Benefit/(Expense)

Our income tax benefit increased from $21,000 in the nine months ended September 30, 2016 to $1.2 million in the nine months ended September 30, 2017. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation, changes in pre-tax income in certain foreign entities, and the release of certain income tax reserves in relation to winding down of a foreign subsidiary. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, change in foreign withholding taxes, and the release of certain income tax reserves in relation to winding down of a foreign subsidiary.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	(33,335)	(19,602)
Cash flows used in investing activities	(5,410)	(13,724)
Cash flows used /provided by financing activities	(282)	562

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of September 30, 2017, we had an accumulated deficit of $396.5 million.

Operating Activities

In the nine months ended September 30, 2017, net cash used in operating activities was $33.3 million, which was primarily due to a $58.0 million net loss, minimum guaranteed royalty payments of $20.9 million to celebrity and brand licensors, a $14.4 million increase in prepaid expenses and other assets related to platform fees and outside development services, a  $12.6 million increase in accounts receivable due to the timing of payments from our customers, and $5.4 million of cash restructuring activities. These amounts were partially offset by a $29.5 million increase in deferred revenue mainly attributable to an increase in revenue from titles with longer useful lives and adjustments for non-cash items including stock-based compensation expense of $10.6 million and amortization of intangible assets of $8.8 million.

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

Investing Activities

In the nine months ended September 30, 2017, we used $5.4 million of cash for investing activities primarily related to property and equipment purchases of $3.7 million, $1.7 million net cash paid for acquisitions, and other investing activities of $810,000. This was partially offset by a decrease in restricted cash of $710,000.

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

Financing Activities

In the nine months ended September 30, 2017, net cash used in financing activities was $282,000 due primarily to $1.9 million of taxes paid related to net share settlement of RSUs. These cash outflows were partially offset by $1.6 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $62.9 million as of September 30, 2017.  Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $2.8 million as of September 30, 2017, most of which were held by our Canadian, Chinese, Indian, and Russian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, except China, because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2017:

	Payments Due by Period from September 30, 2017
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations	$55,225	$7,209	$12,956	$9,383	$25,677
Guaranteed royalties (1)	11,057	8,029	3,028	—	—
Developer commitments (2)	1,500	1,500	—	—	—
Total contractual obligations (3)	$67,782	$16,738	$15,984	$9,383	$25,677

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

(3)

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At September 30, 2017, we had $358,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our market risk profile has not changed significantly during the three months ended September 30, 2017.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2017, we had no short-term investments and substantially all of our cash and cash equivalents of $62.9 million was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2017 and December 31, 2016, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Canada, China, Hong Kong, India, and Russia, and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At September 30, 2017, Apple Inc., or Apple, accounted for 59.5%, and Google Inc., or Google, accounted for 16.3% of total accounts receivable. At December 31, 2016, Apple accounted for 43.9%, Google accounted for 22.3%, Jirbo, Inc. (dba AdColony) accounted for 10.8%, and Fyber GmbH accounted for 10.5%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2017 some of these currencies fluctuated significantly. Our revenue are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United  States are maintained in their local currency, with the significant operating currencies consisting of Chinese Renminbi, Euro, Indian Rupee, Russian Ruble and Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar, or USD, could have and have had a material impact on our results of operations.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the Russian Ruble versus the USD, the Euro versus the British Pound, the Indian Rupee versus the USD and the Canadian Dollar versus the USD. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income/(expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception, including a net loss of $87.4 million in 2016 and a net loss of $58.0 million for the first nine months of 2017. As of September 30, 2017, we had an accumulated deficit of $396.5 million.  While we have conducted several restructurings between December 2015 and August 2017 aimed at reducing our fixed costs and operating more efficiently, and we intend to implement further cost reductions as we transition to a more efficient studio structure, our costs may continue to rise as we implement additional initiatives designed to increase revenue, including: investing more heavily in our existing titles as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth titles; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations, including new creative leaders and their teams; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company.  We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in obtaining downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. During the second and third quarters of 2017, we significantly increased our strategic investment in user acquisition for our Design Home title to leverage the game’s momentum and maximize its revenue potential. We expect our sales and marketing expenses to decrease on a quarter over quarter basis in the fourth quarter of 2017 but for overall marketing expenses to remain above first quarter 2017 levels and significantly above our sales and marketing expenses from the comparable periods of 2016. While we believe that we will more than recoup these marketing expenditures by generating additional revenues over the long term, our analysis may prove incorrect and we may not generate a positive return on investment from these expenditures. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our strategic investment in user acquisition for Design Home, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings we will continue to incur losses. For example, during the fiscal year ended December 31, 2016 we recorded a $14.5 million royalty impairment related to the prepaid guaranteed royalty and license fee payments that we have made to an affiliate of Tencent related to our Rival Fire game and a $20.2 million impairment related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties.  We have also taken restructuring charges in the past, including $3.7 million during the first quarter of 2017 and $1.4 million during the third quarter of 2017 related to our January 2017 and August 2017 restructurings, respectively.  Additionally, during the year ended December 31, 2016 we recorded a charge of $2.4 million due to a decline in the fair market value of our call option for Plain Vanilla and a charge of $1.9 million due to a decrease in the fair value of the promissory notes issued to us by Plain Vanilla. Furthermore, given the declines in overall downloads of mobile gaming applications, the marked decline in gaming applications as compared to all mobile gaming applications generally, and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 (which we have rebranded Deer Hunter 2017) and Eternity Warriors 4, as well as for our more recent titles, such as Nicki Minaj: The Empire, Britney Spears: American Dream,  Restaurant Dash with Gordon Ramsay, and Rival Fire, have downloaded at significantly lower rates as compared to predecessor versions and previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of a product release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed.  Historically, we have focused on developing and publishing shooters and other action games primarily directed at male audiences. However, our most recent releases in this genre, which includes Deer Hunter 2017 and Rival Fire, have failed to download or monetize at the same rates as some of our legacy titles, including Deer Hunter 2014 (which we have rebranded Deer Hunter Classic). While our Kim Kardashian: Hollywood, Cooking Dash 2016, and Restaurant Dash with Gordon Ramsay titles have been commercially successful, our Katy Perry Pop, Britney Spears: American Dream and Nicki Minaj: The Empire games have not been, and meeting consumer expectations could prove more challenging for us in the future as we release additional games that are primarily targeted toward female audiences, such as our upcoming title The Swift Life featuring Taylor Swift.  Even if our games are successfully introduced and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and in particular Design Home.   It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline.  In particular, in connection with our growth and evergreen games strategy, we expect to commit more resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in updating our existing titles in our efforts to create growth and evergreen titles, such as was the case with our updates of Covet Fashion in the first quarter of 2017 and Racing Rivals in the fourth quarter of 2016 which were received poorly by some of our players and, in the case of Racing Rivals, resulted in decreased revenue. In addition, while we currently plan on adding new features to Design Home, including augmented reality, localization and globalization for international markets and potentially e-commerce opportunities, our efforts may not result in increased revenues and could cause a decline in the games’ popularity.  As a result of the life cycle of our games, our business depends on our ability to consistently and timely launch new games and updates to existing games that achieve significant popularity, and have the potential to become growth titles.  For example, we experienced delays in the introduction of Rival Fire and our upcoming The Swift Life title, which had a negative impact on our financial results during 2016 and 2017, respectively.  If rates of revenue decline are higher than expected in a particular quarterly period, the new games we launch fail to download and/or monetize as we anticipate, the expenditures we make on user acquisition do not result in increased revenues, or the enhancements we make to existing titles do not result in increased revenues or decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall & Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

We face significant challenges in achieving our goal of become the leading developer and publisher of free-to-play mobile games.  The most successful launches of free-to-play games tend to include socio-competitive gameplay, player versus player activities, regularly updated content and other complex technological and creative attributes.  While we are working to include such features in our games through our growth and evergreen strategy, we may not successfully update our games to include these features or they may not be well received by our players.  For example, the significant update to Racing Rivals that we released in the fourth quarter of 2016 was poorly received by players and led to a significant decline in revenue from this title.    If we are unable to successfully implement our growth and evergreen strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected, and we may be unable to launch successful new titles due to a diversion of talent and resources to our existing growth and evergreen titles. Additionally, our existing games compete with our new offerings and the offerings of our competitors, and revenue from our existing games have declined over time, a trend that we have limited experience reversing on a consistent basis.  In addition, following the success of our Kim Kardashian: Hollywood game, we expanded our efforts to build the premier celebrity gaming platform and partnered with A-list celebrities to selectively collaborate on future games. In 2015 and 2016, we released Katy Perry Pop,  Kendall & Kylie,  Britney Spears: American Dream and Nicki Minaj: The Empire. However, these titles ultimately did not achieve the level of success we experienced with Kim Kardashian: Hollywood which has resulted in a shift in our strategy away from celebrity games that are primarily role playing games. If we are unable to create innovative games and titles that surprise and delight our players, we may continue to experience similar results with our forthcoming The Swift Life title featuring Taylor Swift, our revenue could be limited, and our business and operating results would suffer.  Our efforts to develop free-to-play games, celebrity and other licensed property games, enhance our existing titles and our transition towards focusing on creating and maintaining successful growth titles may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

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
•

the relatively large file size of some of our games, which has been exacerbated due to Apple’s requirement that games released on the Apple App Store include 64-bit support; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations; and

•

the inherent limitations of the smartphone platforms and telecommunications networks, which at most only allow applications that are less than 150 megabytes to be downloaded over a carrier’s wireless network; as a result, players must download our games that exceed 150 megabytes either via a wireless Internet (wifi) connection or initially to their computer and then side-load them to their device;

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

•

many well-funded public and private companies have released, or plan to release, free-to-play games, including titles in the home design category or games incorporating celebrities or other well-known licensed brands or properties, and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our most recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our growth and evergreen gaming strategy.  We have also encountered difficulties in retaining our players as the average monthly active users, or MAU, for our games declined 5.6% from 29.6 million in the third quarter of 2016 to 27.6 million in the third quarter of 2017. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 62.4% of our total revenue for the nine months ended September 30, 2017 compared with 62.5% of our total revenue for the nine months ended September 30, 2016. We generated the majority of this iOS-related revenue from the Apple App Store, which represented 53.6%and 52.9% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 36.4% and 35.9% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 30.7% and 26.9% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts in connection with commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. For example, in the second half of 2016, Apple began displaying paid search advertisements for applications in the Apple App Store search results for the first time.  We have purchased, and may continue to purchase, such advertising to ensure the prominence of our games in the Apple App Store which could result in our marketing expenses increasing significantly. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer.  These offers accounted for approximately one-third of our smartphone revenue during the three months ended June 30, 2011, and our inability to subsequently use such offers negatively impacted our smartphone revenue thereafter.  In addition, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which negatively impacted our ability to generate revenue through incented offers.  Apple has implemented restrictions related to games that include guns, including changing its game rating methodology, which has resulted in all of our games that include gun violence receiving a 17+ rating, and prohibiting some depictions of guns in game icons and other storefront art; these restrictions, could potentially negatively impact the number of people playing these “shooter” games and the revenue we generate from these games.  During the second quarter of 2014, there were reports that Apple was considering prohibiting some types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store.  These incented video advertisements generate a meaningful percentage of our overall revenue, and any prohibition of these advertisements would have had a negative impact on our revenue.  In the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support.  We did not previously build our games to include 64-bit support nor did the Unity development engine that we utilize to create many of our games support 64-bit development; however, we worked with Unity to ensure that we met Apple’s requirement.  Building our games to support 64-bit development has increased the file sizes of our games making it more difficult for players to download our games and potentially negatively impacting the number of downloads and active users of our titles, particularly for those games where we are unable to keep file sizes below 150 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks). In addition, we believe that Apple may have made changes to its algorithms that determine the App Store’s Top Free application rankings, as games currently have a more difficult time achieving and maintaining Top Free rankings than has historically been the case.  The Top Free rankings are one of the primary means for consumers to discover our games, and to the extent that algorithm changes have occurred that make it more difficult for mobile games to reach and maintain Top Free spots, it would contribute to fewer installs of our games.  If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

In addition, in the first quarter of 2014, Facebook prohibited HasOffers, whose software development kit we had incorporated into our games to track advertising metrics, from participating in Facebook’s mobile measurement program because Facebook asserted that HasOffers had violated its agreement with Facebook.  As a result, we removed HasOffers’ software development kit from our games and replaced it with software from a new vendor, which did not adversely impact our revenue or operations. Any similar changes or prohibitions in the future, including any changes by Facebook of its advertising platform, which we rely on for a majority of our user acquisition activities, could negatively impact our revenue or otherwise materially harm our business, and we may not receive significant or any advance warning of such changes.

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
•

changes in the amount of money we spend marketing our titles in a particular quarter, including the average amount we pay to acquire each new user, as well as changes in the timing of these marketing expenses within the quarter, including that we significantly increased our strategic investment in user acquisition for our Design Home title during the second and third quarters of 2017; we expect spending on this title to decline in the fourth quarter of 2017 but to still be significantly above first quarter of 2017 levels;

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

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We compete for space on user’s smartphones and tablet devices in terms of the number of applications on their device and the amount of storage consumed by such applications.  We also compete more generally for the time and attention of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media, messaging and music, movie and television streaming applications. We compete for promotional and digital storefront placement based on our relationship with the digital storefront owner, historical performance, game quality, perception of sales potential, customer reviews and relationships with celebrities and other licensors of brands and other content.  For celebrities, brands and other content licensors, we compete based on royalty and other economic terms, historical financial performance of celebrity and other third-party licensed brand and property games, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees, which competition we expect to encounter as we execute on our strategy to hire creative leaders that have proven track record of success.

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Jam City, Machine Zone, Miniclip, Niantic, Playrix, Pocket Gems, Rovio, Scopely, Storm 8/Team Lava, and Supercell.  We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market. We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.3 million applications, including more than 790,000 active games, were available on Apple’s U.S. App Store as of October 31, 2017.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and expect to continue to make significant minimum guaranteed royalty and other payments.  As of September 30, 2017, we had short-term and long-term prepaid royalty balances totaling $43.2 million, of which $36.0 million related to three celebrity licensors. As a result, we may incur increased levels of impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements or if we determine not to release titles for any of these celebrity licensors.  For example, in 2016, we impaired $14.5 million related to prepaid royalty commitments and license fees paid to an affiliate of Tencent in connection with our Rival Fire title and $20.2 million related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties.  We expect that most, and potentially all, of the games we release in 2017 will be based on or otherwise incorporate celebrities or other third-party licensed brands, properties and other content as opposed to our original intellectual property games where we do not incur licensing fees and expenses.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful or if we determine not to release titles for any of our celebrity licensors.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top four titles for the nine months ended September 30, 2017, Design Home,  Covet Fashion, Restaurant Dash with Gordon Ramsay, and MLB Tap Sports Baseball 2017, generated approximately 54.2% of our revenue during the period, while our top four titles for the nine months ended September 30, 2016 (Kim Kardashian: Hollywood,  Cooking Dash 2016, Tap Sports Baseball 2016, and Racing Rivals),generated approximately 61.3% of our revenue during the period; no other game generated more than 10% of our revenue during the respective periods. In particular, Kim Kardashian: Hollywood, which was launched in June 2014, has accounted for a significant portion of our revenue, having generated 9.6% and 18.4% of our revenue for the nine months ended September 30, 2017 and 2016, respectively; it was our largest revenue title in each of 2016, 2015 and 2014. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future as we implement measures to make our successful games into growth or evergreen titles and plan to release fewer titles in 2017 and 2018 than we have in past years. In particular, our growth title Design Home has accounted for a successively larger percentage of our quarterly revenues since its launch which has increased our reliance on the success of this title. Our evergreen titles strategy is one where we hope to reduce period over period declines in revenue from our existing successful titles and position ourselves to convert these into growth titles that grow revenue on a year over year basis. While we experienced some success with this strategy during the first nine months of

2017, we may not consistently succeed in implementing or executing on it, which could cause our revenue to decline in 2017. In addition, revenue from Kim Kardashian: Hollywood, one of our existing evergreen titles, is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, the Katy Perry Pop title we launched in the fourth quarter of 2015, our Britney Spears: American Dream title that we launched in May 2016 and our Nicki Minaj: The Empire title that we launched in December 2016 all failed to generate meaningful revenue, and revenue from our Kendall & Kylie title declined significantly from its peak level following global launch in February 2016. We may similarly fail to generate significant revenue from The Swift Life featuring Taylor Swift that we expect to release in late 2017.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our games and game franchises would lead to revenue declines.

If our The Swift Life title featuring Taylor Swift does not succeed, our operating results and financial condition could be harmed, investors may question the viability of our celebrity product strategy and we may incur additional royalty impairments.

We intend to launch The Swift Life featuring Taylor Swift in late 2017, and have entered into agreements with additional celebrities to create games featuring their intellectual property.  We face a number of risks in our ability to successfully develop and monetize games featuring celebrities, have encountered difficulties in doing so with respect to the titles we released in 2016 featuring celebrities and may be unable to fully recoup minimum guaranteed royalty payments made to such celebrities through the generation of ongoing revenue from our titles.  For example, although Kim Kardashian: Hollywood has been a significant success and our Kendall & Kylie game achieved initial success following its worldwide launch in February 2016, we and other game developers have failed to achieve success with games featuring other celebrities, including our Katy Perry Pop, Britney Spears: American Dream and Nicki Minaj: The Empire titles. Further, we have been unable to sustain the initial success experienced by our Kendall & Kylie game while both Britney Spears: American Dream and Nicki Minaj: The Empire failed to attract a significant user base and downloads, resulting in lower than expected revenue.  Our failure to generate significant revenue from our celebrity titles since Kim Kardashian: Hollywood has resulted in us impairing a significant amount related to contractual minimum guarantee payments made to certain of our celebrity licensors. Accordingly, it is possible that there is something unique about Kim Kardashian West, the nature of her celebrity and the demographics and purchasing power of her fan base that has led to the continued and sustained success of Kim Kardashian: Hollywood that will not be replicable in games featuring other celebrities, particularly musicians. It is possible that our title featuring Taylor Swift may not be commercially successful in the same manner as our prior games featuring a female musician, Katy Perry Pop,  Britney Spears: American Dream and Nicki Minaj: The Empire.  In addition, some of the celebrities with whom we have partnered may have similar fan bases, and any actual overlap in the audiences for our different titles featuring celebrities could result in market saturation or cannibalization of revenue of our own titles.  We must also differentiate our forthcoming titles in order to ensure our offerings remain fresh and engaging and to satisfy our celebrity partners.  However, differentiating our various titles that feature celebrities could lead to increased development costs, utilization of untested game economies and potential product launch delays and may result in titles that do not monetize as well as Kim Kardashian: Hollywood.  If our upcoming Taylor Swift title is not successful, our business and operating results could be harmed, investors may question the viability of our celebrity product strategy and we may incur additional royalty impairments.

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

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future.  Because we do not own this engine, we do not control its operation or maintenance nor do we control how the engine is updated or upgraded.  As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity.  In addition, to the extent that we require any functionality that is not offered by Unity, as was the case when Apple initially announced its 64-bit requirement, we are dependent on Unity to update or upgrade its engine to offer such functionality.  Furthermore, although Unity cannot terminate our agreement absent an uncured material breach of the agreement by us, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity or a bankruptcy event.  If we experience any prolonged issues with the operation of the Unity game development engine, if the Unity game development engine does not offer the functionality we require or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline.  For example, in the first quarter of 2016, we were unable to implement a significant update to our Racing Rivals title due to programming bugs in the Unity game development engine, which update we believe could have helped to increase revenue for that title during the quarter.  Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which we are currently in the process of renewing, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

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

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

The number of our daily and monthly active users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring our daily and monthly active users across our large user base around the world.  We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies.  In addition, our methodology for calculating our daily and monthly active users may differ from the methodology used by other companies to calculate similar metrics.  For example, we currently treat an individual who plays two different Glu games on the same day or who plays the same game on two different devices during the same day (e.g., iPhone and an iPad) as two active users for each such day when we average or aggregate active users over time. As such, the calculations of our active users may not precisely reflect the actual number of people using our titles. We may also discover unexpected errors in our internal data that resulted from technical or other errors.  If we determine that any of our metrics are not accurate, we may be required to revise or cease reporting such metrics and it may harm our reputation and business.

We may not, or may be unable to, renew our existing celebrity, brand and other content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenue if we fail to replace such revenue with revenue from games based on our own intellectual property.

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 42.1% in 2015 and 39.7% in 2016, largely due to the majority of our revenue being generated from games that are based on or substantially incorporate third-party intellectual property, such as Kim Kardashian: Hollywood,  Kendall & Kylie,  Racing Rivals, the Tap Sports Baseball franchise and Restaurant Dash with Gordon Ramsay.  While our revenue from our own intellectual property increased to 56.6% during the nine months ended

September 30, 2017 and we expect this percentage to remain relatively flat for the full fiscal year 2017, we still expect to continue to derive significant revenue from titles incorporating third-party intellectual property, such as MLB Tap Sports Baseball 2017, Kim Kardashian: Hollywood, Racing Rivals and Restaurant Dash with Gordon Ramsay, and expect to continue to develop new titles featuring third-party intellectual property, such as in connection with our recently announced partnership with the WWE through which we expect to release a title in 2018. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, we experienced a change in our management team in November 2016 which included the appointment of Nick Earl as our President and Chief Executive Officer and Niccolo de Masi as our Executive Chairman. Messrs. Earl and de Masi are both critical to our vision, strategic direction, products and technology and the continued retention of the remaining senior management team is important to our continued development. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly creative leaders and additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our growth and evergreen games.  Attracting and retaining proven creative leaders is difficult in a competitive hiring market.  We are actively seeking to hire additional creative leaders, but we may not be able to attract these new creative leaders or retain our existing creative leaders. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the fashion and celebrity, food and home genres.  Volatility of our stock price, changes in our compensation structure for our executive officers that relies on performance linked stock awards, the lack of success of many of our product launches in 2016 and recent headcount reductions may make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price declines in the future, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming and building and maintaining growth and evergreen titles, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

During the last several years we have implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel in Bellevue, Washington, San Francisco, California, Long Beach, California and Portland, Oregon.  We plan to continue to manage costs to better and more efficiently manage our business, which efforts we expect to continue in the remainder of 2017 and into 2018.  Our most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.  In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

Tencent, through its controlled affiliates, held approximately 20.8% of the aggregate voting power of our common stock as of September 30, 2017, and could acquire up to 25% of the voting power through open-market purchases of our common stock.  While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and in January 2017 appointing Ben Feder, Tencent’s President of International Partnerships (North America), as Mr. Ma’s replacement on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We recently underwent a multi-phase project to convert certain key internal systems and processes, including our enterprise resource planning, or ERP, system to a cloud based system. In connection with the transition to our new ERP system, we shutdown certain of our legacy ERP systems in the third quarter of 2016, which affected certain of our processes in the second half of 2016 and may continue to impact our processes. While we have transitioned to our new ERP system, we may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems in the functioning of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process payments, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be more time consuming than we anticipated and could negatively impact our business, financial condition, and results of operations.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with the Euro, Chinese Renminbi, Russian Ruble, Canadian Dollar and Indian Rupee being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2015 and 2016, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. Conversely, economic issues in Russia led to a significant devaluation of the Ruble compared to the U.S. Dollar through the second quarter of 2016. While the Ruble has recovered somewhat since historic lows in the second quarter of 2016, it remains significantly devalued, which has reduced the effective salaries of our employees in our Moscow studio.  As a result, we may be at risk of losing key employees to competitors who are willing to offer higher effective wages. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

International sales represented approximately 24.5% and 26.3% of our revenue during the nine months ended September 30, 2017 and 2016, respectively. To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in a number of foreign countries including Canada, India, Japan and Russia.  We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office.  Risks affecting our international operations include:

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

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Electronic Arts and Zynga.  We also experience stock price volatility as investors monitor the performance of our games through third-party tools, such as App Annie and other measurements of the performance of our games.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only six issued U.S. patents and eleven U.S. patent applications currently outstanding, including two that we inherited through acquisitions, so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on two of the issued

U.S. patents.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter Classic game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement with Hothead in August 2015 in which Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	Transitional Employment and Separation Agreement by and between Tim Wilson and Glu Mobile Inc., dated August 22, 2017.	8-K	001-33368	99.01	08/23/2017
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a‑14(a)/15d‑14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a‑14(a)/15d‑14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a‑14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a‑14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

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

GLU MOBILE INC.
Date: November 8, 2017	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)