Form 10-K
period 2017-12-31
GLU MOBILE INC
filed 2018-03-09
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33368

Glu Mobile Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-2143667
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

875 Howard Street, Suite 100	94103
San Francisco, California	(Zip Code)
(Address of Principal Executive Offices)

(415) 800-6100

 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☑

Non-accelerated filer ☐         Smaller reporting company ☐

(Do not check if a smaller reporting company)Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by The Nasdaq Global Select Market, was approximately $259,821,215. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 28, 2018 was 139,494,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

General

Glu Mobile develops, publishes and markets a portfolio of free-to-play mobile games designed to appeal to a broad cross section of users who download and make purchases within our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others.   Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us.   We have a portfolio of compelling games based on our own intellectual property such as Contract Killer,  Cooking Dash,  Covet Fashion,  Deer Hunter,  Design Home and QuizUp, as well as games based on or significantly incorporating third party licensed brands including Restaurant Dash with Gordon Ramsay,  Kim Kardashian: Hollywood,  MLB Tap Sports Baseball and Racing Rivals.  We are headquartered in San Francisco, California, with U.S. offices in California in the cities of Burlingame and San Mateo, and international locations in Canada and India.

We were incorporated in Nevada in May 2001 as Cyent Studios, Inc. and changed our name to Sorrent, Inc. later that year.  In November 2001, we incorporated a wholly owned subsidiary in California, and, in December 2001, we merged the Nevada corporation into this California subsidiary to form Sorrent, Inc., a California corporation.  In May 2005, we changed our name to Glu Mobile Inc.  In March 2007, we completed our initial public offering and our common stock is traded on the Nasdaq Global Select Market under the symbol “GLUU.”   Except where the context requires otherwise, in this Annual Report on Form 10-K, references to “Company,” “Glu,” “Glu Mobile,” “we,” “us” and “our” refer to Glu Mobile Inc., and where appropriate, its subsidiaries.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC.  The public can read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after they are filed.  Our internet website is located at www.glu.com and our Investor Relations website is located at www.glu.com/investors.  The information on our website is not incorporated into this report, unless otherwise expressly stated. Copies of our Annual Report on Form 10-K for the year ended December 31, 2017 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 875 Howard Street, Suite 100, San Francisco, California 94103 or by emailing IR@glu.com.

Strategy and Business Developments

Our Strategy

Our goal is to become the leading developer and publisher of free-to-play mobile games. Our strategy for achieving this goal is comprised of three parts:

•	Building Growth Games and Maximizing the Value of Evergreen Games;
•	Attracting and Fostering Creative Leaders; and
•	Cultivating Highly Creative Environments.

Building Growth Games and Maximizing the Value of Evergreen Games

The first prong of our strategy is to build growth games for smartphones and tablets as well as maximize the value we derive from our evergreen games. Growth games are titles that we continue to update with additional content and features and which grow revenue year over year. We believe a key component of driving revenue growth year over year from a growth title is the inclusion of community features which may involve users competing with each other, forming clubs or groups to cooperate in completing goals or events, or contributing their own original content to the game.  Covet Fashion,  Design Home and MLB Tap Sports Baseball are examples of our existing titles that are, or have the potential to be, growth games.  We are focused on building growth games in what we refer to as “blue oceans,” meaning that we seek to identify genres that are not oversaturated with competitive titles and where we believe we can become the leader in that genre.  We currently publish titles primarily in four genres: home décor, sports and action, fashion and celebrity, and time management. We believe these are genres in which we have already established a leadership position, are otherwise aligned with our strengths or are conducive to the establishment of a growth game.

Evergreen titles are similar to growth titles in that we continue to update them with additional content and features, but differ from growth games in that our focus is to reduce and potentially reverse their year over year revenue declines; to the extent that we succeed in our efforts to grow annual revenue from an evergreen title, we would then consider such evergreen title to be a growth game.  For example, we have recently succeeded in growing the quarterly revenues from Kim Kardashian: Hollywood, a title that we first released in June 2014. Cooking Dash,  Deer Hunter 2018,  Kim Kardashian: Hollywood, Restaurant Dash with Gordon Ramsay and Racing Rivals are examples of our existing evergreen titles.

While we have generally designed our games to incorporate social features that enhance the user’s gameplay experience, as part of our product strategy we have further prioritized adding new social and community-based features, systems, and modes into our growth and evergreen titles.  For example, Covet Fashion allows users to join “Fashion Houses” with other users and then borrow each others’ clothes, receive advice on their looks, chat and work together to unlock additional rewards in special style challenges, Racing Rivals enables players across Apple’s iOS and Google’s Android platforms to compete against each other in real-time, synchronous racing, and our Tap Sports Baseball franchise allow players to challenge their friends to head-to-head matchups.  We intend to continue to innovate to further enable our titles’ ability to function as successful growth or evergreen titles. Many of our games also leverage technologies such as Apple’s Game Center or Facebook Connect, which enables players to compare their high scores and achievements with their friends and against the global leaderboard.

We have begun to emphasize developing new titles based on original intellectual property.  Reflecting this strategy, revenue from games based on our own intellectual property increased from 39.7% of our total revenues in 2016 to 59.1% of our total revenues in 2017. However, we also seek to selectively license and utilize key brands within our titles if we believe this will maximize their consumer appeal and revenue potential. For example, in 2017, we added content from Major League Baseball, or MLB, for the first time in our Tap Sports Baseball franchise, which helped us to meaningfully grow revenue from this franchise year over year. In addition, in 2018 we intend to release WWE Universe, a title featuring WWE Superstars, logos and marks, and have recently announced that we will be collaborating with Disney Consumer Products and Interactive Media on the development of an upcoming game.  We have also worked with our celebrity licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  In particular, Kim Kardashian: Hollywood utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempts to surprise and delight those fans with real-world events and other game content based on her life.  Our Gordon Ramsay DASH title utilizes Gordon Ramsay’s personality to guide users to become a restaurateur in the image of Mr. Ramsay. We believe that we can continue to drive installs and awareness of our games through our licensing efforts with recognized brands, celebrities and social influencers that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention as part of our product strategy, whether by optimizing advertising revenue within each title, including deeper meta game features, building enhanced and more complex core gameplay, adding additional social features, tournaments and events or otherwise.

Attracting and Fostering Creative Leaders

The second prong of our strategy is to attract, cultivate and retain proven creative leaders who will develop and update our growth and evergreen titles.  Each creative leader is responsible for the long-term planning of his or her growth and evergreen titles and to identify and invest in long-term opportunities and concepts that have the potential to become top grossing hit titles. Our talent model is to attract the industry’s finest and provide them with world-class infrastructure, tools, funding and the support to create hit games. We have made, and plan to make, significant investment in our creative leaders.

We have worked with our creative leaders to instill financial discipline and operational excellence in our organization by revamping our prototyping and greenlight processes. Prior to developing a new game, a creative leader works with a small team to rapidly prototype new ideas that have the potential to become growth games. We expect our creative leaders to fail fast and to either continue to iterate on a game concept or to move on to rapidly prototyping a new concept. Once the creative leader and his or her team have sufficiently iterated on their concept and are satisfied that their game has the potential to be a hit title, the creative leader will submit a playable version of the game for greenlighting. If the game is greenlit, we then commit larger investments in terms of headcount and resources.

Cultivating Highly Creative Environments

We believe a key part of building growth games and attracting and cultivating creative leaders is providing them with highly creative environments that are optimal for creating hit games. We recently moved into a new headquarters in San Francisco that was designed to foster collaboration among our game teams and focus the company around our core values and creative-led vision.   Creative environments that support our creative leaders and other game development personnel are also needed to attract the level of talent that will support our growth and evergreen titles.  We not only consolidated our studio footprint by moving into our new creative center in San Francisco, but have also significantly increased our investment in our low-cost, scaled center in Hyderabad, India which provides live operations for some of our evergreen titles, insourced art, quality assurance and repeatable sales, marketing and general and administrative functions.  As part of this consolidation, we closed or sold development studios in Beijing, China; Bellevue, Washington; Portland, Oregon; San Mateo and Long Beach, California; and Moscow, Russia.

Business Developments

Since January 1, 2017, we have taken the following actions to support our business:

•	We continued to focus our efforts on developing and publishing games for smartphones and tablet devices. Our significant achievements related to these efforts include the following:
•	We generated total revenue of $286.8 million for the year ended December 31, 2017, a 43.0% increase compared to total revenue of $200.6 million for the year ended December 31. 2016.

•

In December 2017, we had approximately 3.8 million daily active users and 28.6 million monthly active users of our games on our primary distribution platforms, including Apple’s App Store, the Google Play Store, Amazon’s Appstore, Facebook, and the Mac App Store.

•

As of December 31, 2017, we had approximately 1.7 billion cumulative installs of our games on our primary distribution platforms, including approximately 41.7 million installs during the fourth quarter of 2017.

•

We successfully integrated Crowdstar following our acquisition of the company in November 2016.  Most notably, we achieved significant success with our Design Home title that Crowdstar developed, which originally launched worldwide in November 2016.  Design Home peaked at more than one million daily active users and has generated more than 34 million downloads as of December 31, 2017.  In addition, Design Home has achieved #1 Top Free rankings on both the U.S. App Store for iPhone and the U.S. Google Play Store and peaked at the #11 and #27 rankings for Top Grossing games on the U.S. App Store for iPhone and the U.S. Google Play Store, respectively.

•

We partnered with MLB to incorporate its brands and properties into our MLB Tap Sports Baseball 2017 title. MLB Tap Sports Baseball 2017 also includes current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, or MLBPA, and the Major League Baseball Players Alumni Association, or MLBPAA, including featuring 2016 National League Most Valuable Player Kris Bryant.

•	In May 2017, we extended our partnership with award-winning chef Gordon Ramsay and launched a major update to our title featuring Chef Ramsay, rebranding the game Restaurant Dash with Gordon Ramsay.
•

In June 2017, we announced that we had entered into a multi-year agreement with WWE to develop a mobile game featuring WWE Superstars, logos and marks.  We expect to release our WWE Universe title during 2018 and believe it has the potential to be a growth title.

•

In August 2017, we acquired Dairy Free Games, Inc., a developer of mobile real-time strategy games.  Dairy Free Games has been developing Titan World, a real-time, player vs. player strategy game in which players collect and upgrade units, bases and abilities.  We expect to release Titan World during 2018.

•

In February 2018, we announced that we are collaborating with Disney Consumer Products and Interactive Media on the development of an upcoming mobile game that is expected to include characters and stories from across Disney and Pixar franchises.

Across the globe our industry is experiencing a trend where hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games.  Our strategy and the measures we have implemented to support our business position us to take advantage of these trends.  We plan to focus on regularly updating and otherwise supporting our growth and evergreen titles in order to ensure that those games monetize and retain users for even longer periods of time.  In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth titles in 2018 and beyond.

Our Products

We develop and publish a portfolio of mobile games designed to appeal to a broad cross section of the users of smartphones and tablet devices. Our portfolio of growth and evergreen titles is spread across the following genres:

•	Home Décor

o

Design Home, which launched in November 2016 and was acquired as part of our acquisition of Crowdstar, has become our most successful growth title. Design Home allows users to participate in daily Design Challenges in which they style three dimensional spaces with real, high-end furniture and décor.  We are planning key updates for Design Home in 2018, including the introduction of a sixth daily event, language localization, an augmented reality mode, deeper game play and a richer social experience.

•	Sports and Action
o

MLB Tap Sports Baseball 2017, which launched in March 2017, was the fourth installment in our popular Tap Sports Baseball franchise in which we partnered with the MLB, MLBPA and MLBPAA to include real-world baseball stars from each of the MLB’s 30 teams. MLB Tap Sports Baseball 2017 was the highest ranked baseball title in the Apple App Store’s U.S. iPhone top grossing games rankings during 2017, and we meaningfully grew revenue from this franchise year over year. We expect to launch MLB Tap Sports Baseball 2018 in March 2018.

o

Deer Hunter 2018, originally launched in September 2015 as Deer Hunter 2016, remained one of our top action titles during 2017. We released two major updates to this title in late 2016 and early 2017, one which added hunting dogs and the other which added an underwater hunting feature, which updates have helped increase revenue from this title.  We believe that this is a good example of our ability to increase revenue from our evergreen titles and intend to apply these learnings to other titles.

o

Racing Rivals, originally released in the summer of 2013, remained one of the highest ranked racing games in the Apple App Store’s U.S. iPhone top grossing games rankings during 2017.  In January 2017, we transitioned the maintenance and daily operations of Racing Rivals to Carbonated, Inc. We intend to launch a major update to Racing Rivals in the second quarter of 2018 and believe that this update will have the potential to increase revenue from Racing Rivals during 2018 as compared with 2017.

o	We expect to add to our portfolio of sports and action titles through the worldwide release of WWE Universe in 2018.
•	Fashion and Celebrity
o

Covet Fashion, which we acquired as part of our acquisition of Crowdstar, is a top grossing fashion title that was our third largest revenue contributor during 2017. Covet Fashion features continually changing content and daily Style Challenges to help drive engagement and monetization of its users.

o

Kim Kardashian: Hollywood, initially globally launched in June 2014, continues to be one of our top revenue-generating titles on an annual basis. In fact, we grew revenue from this title on a quarterly basis during the fourth quarter of 2017 compared with the prior quarter, demonstrating its continuing strength as an evergreen title.

•	Time Management
o

Cooking Dash, launched in June 2015, continued to be one of our top revenue-generating titles for 2017.  We released a significant update to this title during 2017 and expect this to continue to be one of our top evergreen titles during 2018.

o

Restaurant Dash with Gordon Ramsay, launched in June 2016, continued the success of Cooking Dash while increasing user retention and average revenue per daily active user. We extended our partnership with Chef Ramsay during 2017.

o	We expect to add to our portfolio of time management titles through the release of Dash Town in 2018. Dash Town will offer a consolidated format bringing together many of our Dash titles in one game.

Our portfolio of evergreen titles also includes:

o	QuizUp, released in 2013 by Plain Vanilla and acquired by us in December 2016, is a multiplayer trivia game where users can challenge friends to trivia games and create their own trivia competitions.
o	The Swift Life, released in December 2017, was developed in conjunction with Taylor Swift and was the first title we launched that was designed to be a true social network rather than a game.

In addition to MLB Tap Sports Baseball 2018,  WWE Universe and Dash Town, we may release additional titles during 2018, including potentially Titan World and a social casino game, depending on their performance during beta testing.

Across genres, we view our titles as either growth titles or catalog titles, and within the catalog group, our titles are either classified as evergreen titles or legacy titles. Legacy titles are those titles that are still published by us and earn revenue, but on which we expend little to no investment in terms of updates and enhancements.

We work to ensure that our games have consistently high production values, are visually appealing and have engaging core gameplay.  These characteristics have typically helped to drive installs and awareness of our games and resulted in highly positive consumer reviews.

We have continued to improve monetization in our games, with our most popular games remaining successful for longer periods of time. The longevity of our most successful games derives from strong core gameplay, deep meta game features, regular content updates and social and community features, such as tournaments, player-versus-player gameplay and live events.

Our games historically have had “thick clients” due to their high production values and, in some cases, 3-D graphics.  A thick client game means that our games have a large file size, often 150 megabytes or more, that resides on the player’s device.  Because of the inherent limitations of the digital platforms and telecommunications networks, which, at best, only allow applications that are less than 150 megabytes to be downloaded over a carrier’s wireless network, users often must download one of our games either via a wireless Internet (wifi) connection or initially to their computer and then load the game to their device.

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

In-App Purchases

Although users can download and play our free-to-play games free of charge, they can purchase virtual currency or virtual items to enhance their gameplay experience – we refer to these as “in-app purchases” or “micro-transactions.”  Some of the benefits that players receive from their in-app purchases include:

•

Play Longer Through Better Equipment – We generally design our games to become significantly more challenging as the player advances through the game.  For a game like Cooking Dash, players can purchase higher-quality ingredients and various boosts that can help them complete increasingly difficult levels more easily.

•

Play Longer Through Energy Replenishment – We design some of our games, such as Deer Hunter 2018 and Kim Kardashian: Hollywood, to have short playing sessions, the duration of which are limited by the energy available for each session.  Players of Deer Hunter 2018 and Kim Kardashian: Hollywood can use

their virtual currency to purchase items that will replenish their energy and enable them to extend their gameplay session.
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

Offers and In-Game Advertising

In addition to in-app purchases of virtual currency, we also monetize our games through offers and in-game advertising.  Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising industry, particularly as brands continue to migrate budgets from web to mobile.  Offers enable users to acquire virtual currency without paying cash but by instead taking specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey.  We work with third parties to provide these offers to players of our free-to-play games, and we receive a payment from the third party offer provider based on consumer response to these offers.  We also work with third party advertising aggregators who embed advertising, such as ads appearing within the game between content transitions and as pop-up ads; the aggregators typically pay us based on the number of impressions, which is the number of times an advertisement is shown to a player, or conversions, which is the number of times players complete an advertiser’s desired action. In addition, from time to time we work directly with other application developers to include advertising for their applications in our games, and the developers pay us based on either the number of impressions in our games or the number of users who download the developer’s application.  We also sometimes include virtual product integrations of goods directly into certain of our titles such as Design Home,  Covet Fashion and Kim Kardashian: Hollywood and expect that we may generate increasing advertising revenue from these types of product integrations in the future.

Licensed Content

Following the success of Kim Kardashian: Hollywood and games incorporating licensed third-party brands and properties, like Racing Rivals and our Tap Sports Baseball titles, we increased our licensing efforts, both in terms of securing licenses to develop games based upon or significantly featuring celebrities and other third-party intellectual property and for cameo appearances or to otherwise incorporate third-party intellectual property into our games.  However, we have more recently begun to emphasize developing new titles based on original intellectual property. In 2017, 2016, and 2015, games based on our own intellectual property accounted for approximately 59.1%, 39.7%, and 42.1% of our revenue, respectively.  The increase from 2016 to 2017 was due primarily to the success of Design Home and Covet Fashion as well as the continued strength of Cooking Dash.  The decrease from 2015 to 2016 was due to a higher percentage of our revenue being generated from titles that include third-party licensed brands, properties or other content, such as Kim Kardashian: Hollywood,  Kendall & Kylie,  Restaurant Dash with Gordon Ramsay,  Tap Sports Baseball 2016 and Racing Rivals.  We expect to launch two new titles in 2018, MLB Tap Sports Baseball 2018 and WWE Universe, that will include third-party licensed content.  We intend to continue to selectively license and utilize key brands within our titles if we believe this will maximize their consumer appeal and revenue potential.

For games based on or significantly incorporating licensed brands, properties or other content, we share a portion of our revenue with the respective licensors.  The average royalty rate that we paid on games based on licensed content (such as Kim Kardashian: Hollywood, Restaurant Dash with Gordon Ramsay and Kendall & Kylie) or significantly incorporating licensed content (such as Racing Rivals and MLB Tap Sports Baseball 2017) was approximately 18.2% of gross revenue in 2017, 21.9% in 2016, and 21.9% in 2015. However, the individual royalty rates that we pay can be meaningfully above or below the average based on a variety of factors, such as the strength of the licensed brand, our development and porting obligations, and the platforms on which we are permitted to distribute the licensed content.

Sales, Marketing and Distribution

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store and Amazon’s Appstore.  In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and Facebook.  The significant majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for approximately 63.0%, 62.4%, and 60.5% of our total revenue in 2017, 2016, and 2015, respectively.  We generated the majority of these iOS-related revenue from the Apple App Store, which represented 54.2%, 52.7%, and 51.7% of our total revenue in 2017, 2016, and 2015, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we generated approximately 36.0%, 36.1%, and 38.1% of our total revenue in 2017, 2016, and 2015, respectively, from the Android platform. We generated the majority of our Android-related revenue from in-app purchases and sales of premium games made through the Google Play Store, which represented 30.3%, 27.6%, and 27.4% of our total revenue in 2017, 2016, and 2015, respectively.  No other customer or digital storefront accounted for more than 10% of our total revenue in 2017, 2016, or 2015.

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

Development Studios

Our creative leaders have primary responsibility for overseeing game development for our growth and evergreen titles.  The internal studios that develop our games are located in San Francisco, Burlingame and San Mateo, California; and Toronto, Canada.  In addition, as part of our restructuring activities in 2016 and the acquisition of QuizUp from Plain Vanilla in December 2016, we moved certain of our catalog titles to our Hyderabad, India location to run live operations and produce content updates for these games.  Furthermore, in December 2017 we divested our Moscow, Russia development studio and are in the process of transitioning Deer Hunter 2018 as well as additional legacy titles that were developed by the Moscow studio to Hyderabad.   The divestiture of our Moscow studio was the final step in our nearly two-year long effort to consolidate our studio footprint.  In 2016 and 2017, we closed studios in Beijing, China; San Mateo, California; Long Beach, California; Portland, Oregon; and Bellevue, Washington.  In addition, in January 2017 we transitioned development and live operations of our Racing Rivals title to Carbonated.

Our studios are generally supported by central services personnel in our San Francisco, California headquarters who provide expertise with respect to areas such as user experience and business intelligence, with each studio leveraging such central services to varying degrees.  In August 2017, we consolidated certain central technology functions, including business intelligence and software development kit (SDK) development, under our Chief Revenue Officer’s organization to better align these departments with Glu’s user acquisition and advertising revenue teams.

Our game development process involves a significant amount of creativity, particularly with respect to developing original intellectual property franchises or games in which we license intellectual property from celebrities, Hollywood studios or other owners of brands, properties and other content.  Creative and technical studio expertise is necessary to design games that appeal to players who typically play in short bursts and to develop games that work well on mobile phones and tablets with their inherent limitations, such as small screen sizes and control buttons. During 2018, we plan to hire additional game development personnel and invest in technical studio expertise to drive content and features in our growth and evergreen titles and to prototype ideas that we believe can become hit growth titles.

Despite our actions in 2016 and 2017 to reduce our geographical footprint and consolidate studios, our development personnel are located in five cities in three different countries, which results in certain inherent complexities.  To address these issues, we instituted our Glu University training program.  Glu University is designed to increase interaction among our studio teams, including having international studio team members regularly spend time in our U.S. studios.  The goal of this program is to ensure that we increase the uniformity, quality and commercial success of our games.  In addition, we believe that our strategy of focusing our development efforts on building and maintaining growth and evergreen titles will help ensure more efficient use of our talent and resources across our studios and further promote the sharing of expertise and best practices.

Product Development

We have developed proprietary technologies and product development processes that are designed to enable us to rapidly and cost effectively develop and publish games that meet the expectations and preferences of consumers and the needs of our distributors.  These technologies and processes include:

•	core development platforms;

•	broad development capabilities;

•	application hosting;

•	porting tools and processes;

•	provisioning and billing capabilities;

•	localization capabilities, including supporting multiple languages and customization for specific markets, such as China;

•	capabilities for integrating and configuring third-party advertising plug-ins, including for maximization of advertising revenue through placements that complement game flow;

•	networking technologies for supporting game saves, guilds, matchmaking, leaderboards, and in-game messaging; and

•	merchandising, monetization tools and marketing platforms.

Since the markets for our products are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and tablets, and changing end-user preferences, continuous investment is required to innovate and publish new games, regularly update our games, and modify existing games for distribution on new platforms.

We have continued to utilize measures designed to ensure that we publish and launch games that have a greater likelihood of being commercially successful, while identifying earlier in the development process game concepts and designs that are unlikely to produce hits.  Prior to developing a new game, a creative leader works with a small team to rapidly prototype new ideas that have the potential to become growth games. We expect our creative leaders to fail fast and to either continue to iterate on a game concept or to move on to rapidly prototyping a new concept. Once the creative leader and his or her team have sufficiently iterated on their concept and are satisfied that their game has the potential to be a hit title, the creative leader will submit a playable version of the game for greenlighting. If the game is greenlit, only at that point will we commit larger investments in terms of headcount and resources.

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

Research and development expenses were $92.4 million, $81.9 million, and $72.9 million for 2017, 2016, and 2015, respectively.

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

Competition

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We compete for space on user’s smartphones and tablet devices in terms of the number of applications on their device and the amount of storage consumed by such applications.  We also compete more generally for the time and attention of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media, messaging and music, movie and television streaming applications. We compete for promotional and digital storefront placement based on our relationship with the digital storefront owner, historical performance, game quality, perception of sales potential, customer reviews and relationships with celebrities and other licensors of brands and other content.  For content licensors, we compete based on royalty and other economic terms, historical financial performance, perceptions of development quality, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees, which competition we expect to encounter as we execute on our strategy to hire creative leaders that have a proven track record of success.

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Rovio, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Jam City, Machine Zone, Miniclip, Niantic, Playrix, Pocket Gems, Scopely, Storm

8/Team Lava, and Supercell.  We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market. We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.2 million applications, including more than 800,000 active games, were available on Apple’s U.S. App Store as of February 28, 2018.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

We have six patents issued by the U.S. Patent and Trademark Office and have eleven patent applications pending.  In addition, we have two international patents issued through the Patent Cooperation Treaty (PCT), which correspond to two of our six issued U.S. patents, and we have two international patent applications pending with the PCT, which correspond to four of our eleven U.S. patent applications.

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

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reportable segment.  Financial information about our segment and geographic areas is incorporated into this section by reference to Note 12 of Notes to Consolidated Financial Statements contained in Item 8 of this report.  In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended December 31, 2017, 2016, and 2015, and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements contained in Item 8 of this report.

Employees

As of December 31, 2017, we had 546 employees, of which 369 were based in the United States and Canada, and 177 were based in Asia. We have not experienced any employment-related work stoppages and consider relations with our employees to be good. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified employees.

Executive Officers

The following table shows Glu’s executive officers as of March 1, 2018 and their areas of responsibility.  Their biographies follow the table.

Name	Age	Position

Niccolo M. de Masi	37	Executive Chairman
Nick Earl	52	President and Chief Executive Officer
Eric R. Ludwig	48	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Chris Akhavan	35	Chief Revenue Officer
Scott J. Leichtner	47	Vice President, General Counsel and Corporate Secretary

Niccolo M. de Masi has served as our Executive Chairman since November 2016, President and Chief Executive Officer from January 2010 to November 2016, as one of our directors since January 2010, as interim Chairman of our board of directors from July 2014 to December 2014 and as the Chairman of our board of directors since December 2014.  Mr. de Masi currently serves as the President of Essential, a mobile phone hardware company.  Prior to joining Glu, Mr. de Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to October 2009.  Prior to joining Hands-On Mobile, Mr. de Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007.  Mr. de Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer, where he was responsible for formulating and implementing Monstermob’s growth and product strategy.  Prior to joining Monstermob, Mr. de Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London.  He has also worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor.  Mr. de Masi has served as a director of Xura, Inc. since November 2015.  Mr. de Masi holds an M.A. degree in Physics and an MSci. degree in Electronic Engineering—both from Cambridge University.

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

We have incurred significant losses since inception, including a net loss of $97.6 million in 2017 and a net loss of $87.4 million in 2016.  As of December 31, 2017, we had an accumulated deficit of $436.1 million.  While we conducted several restructurings during 2017 aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing titles as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth titles; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations, including new creative leaders and their teams; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company.  We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. During 2017, we significantly increased our strategic investment in user acquisition for our Design Home title to leverage the game’s momentum and maximize its revenue potential. While we believe that we will more than recoup these marketing expenditures by generating additional revenues over the long term, our analysis may prove incorrect and we may not generate a positive return on investment from these expenditures. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our strategic investment in user acquisition for Design Home, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings we will continue to incur losses. For example, during the fiscal year ended December 31, 2017, we recorded a $27.3 million impairment related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties. We have also taken restructuring charges in the past, including $6.0 million during 2017 related to headcount reductions and other restructuring activities. Furthermore, given the declines in overall downloads of mobile gaming applications and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 (which we have rebranded Deer Hunter 2018) and Eternity Warriors 4, as well as for our more recent titles, such as The Swift Life, Nicki Minaj: The Empire, Britney Spears: American Dream,  Restaurant Dash with Gordon Ramsay, and Rival Fire, have downloaded at significantly lower rates as compared to previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful evergreen and growth games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, we experienced delays in the development and commercial release of The Swift Life, and, following global launch, the title has not been commercially successful. If the new titles that we intend to release in 2018, including MLB Tap Sports Baseball 2018 and WWE Universe, also do not meet our expectations or if their worldwide commercial launch is delayed for any reason, our business, operating results and financial condition would be harmed.  Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline.  In particular, in connection with our product strategy, we expect to commit more resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in updating our existing titles, such as was the case with our updates of Covet Fashion in the first quarter of 2017 and Racing Rivals in the fourth quarter of 2016 which were received poorly by some of our players and, in the case of Racing Rivals, resulted in decreased revenue. In addition, while we currently plan to add new features to Design Home, including language localization, an augmented reality mode, deeper game play and a richer social experience, our efforts may not result in increased revenues and could cause a decline in the game’s popularity. If rates of revenue decline are higher than expected in a particular quarterly period, our new games are not launched in a timely manner or fail to download and/or monetize as we anticipate, the expenditures we make on user acquisition do not result in increased revenues, or the enhancements we make to existing titles do not result in increased revenues or decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall & Kylie, may not translate into the level of sustained commercial success we experienced with Kim

Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

We face significant challenges in achieving our goal of become the leading developer and publisher of free-to-play mobile games.  The most successful launches of free-to-play games tend to include socio-competitive gameplay, deep meta game features, player versus player activities, regularly updated content and other complex technological and creative attributes.  While we are working to include such features in our games through our growth and evergreen strategy, we may not successfully update our games to include these features or they may not be well received by our players.  For example, the significant update to Racing Rivals that we released in the fourth quarter of 2016 was poorly received by players and led to a significant decline in revenue from this title.    If we are unable to successfully implement our growth and evergreen strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected, and we may be unable to launch successful new titles due to a diversion of talent and resources to our existing growth and evergreen titles. Additionally, our existing games compete with our new offerings and the offerings of our competitors, and revenue from our existing games have declined over time, a trend that we have limited experience reversing on a consistent basis.  Our efforts to develop new growth games and enhance our existing growth and evergreen titles may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

•

our strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including

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

•	future licensed property games that we release may fail to resonate with consumers and may cost more to build than other titles due to the minimum guaranteed royalty payments to our licensors;
•

we intend to continue to develop games based upon our own intellectual property, rather than celebrities or well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our original intellectual property games, particularly considering we have experienced significantly fewer downloads of more recent launches of game sequels as compared to their predecessors;

•

many well-funded public and private companies have released, or plan to release, free-to-play games, including titles in the home design category or games incorporating the same licensed brands that we intend to use in our games (e.g., WWE and Disney/Pixar), and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;

•

we may have difficulty hiring proven creative leaders and the experienced monetization, live operations, server technology, user experience and product management personnel that we require to support our growth and evergreen gaming strategy, or may face difficulties in developing our technology platform and incorporating it into our products or developing unique gameplay;

•	we will depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service; and
•	the impact of potential regulatory issues, including:
•

the Federal Trade Commission, or the FTC, has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached a settlement with Apple in January 2014 and with Google in September 2014 on this issue, and in April 2016, a federal court granted summary judgment in favor of the FTC finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors), and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit;

•

various jurisdictions are assessing the legality of “loot boxes,” which are commonly used in some of our top games, and Apple has recently updated its terms of service to require publishers to publish the odds of winning the items contained in loot boxes, which could harm the monetization of our games that utilize loot boxes; and

•

various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenue that we derive from in-app purchases.

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our most recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 2% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our growth and evergreen gaming strategy.   We have also encountered difficulties in retaining our players as the average monthly active users, or MAU, for our games declined 20% from 35.9 million in the fourth quarter of 2016 to 28.6 million in the fourth quarter of 2017. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 63.0% of our total revenue for 2017 compared with 62.4% and 60.5% of our total revenue for 2016 and 2015, respectively.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 54.2%, 52.7% and 51.7% of our total revenue 2017, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 36.0%, 36.1%,  and 38.1% of our total revenue for 2017, 2016 and 2015, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 30.3%, 27.6% and 27.4%  of our total revenue for 2017, 2016 and 2015, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. For example, in the second half of 2016, Apple began displaying paid search advertisements for applications in the Apple App Store search results for the first time.  We have purchased, and may continue to purchase, such advertising to ensure the prominence of our games in the Apple App Store which could result in our marketing expenses increasing significantly. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support.   Building our games to support 64-bit development has increased the file sizes of our games making it more difficult for players to download our games and potentially negatively impacting the number of downloads and active users of our titles, particularly for those games where we are unable to keep file sizes below 150 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks). More recently, in the fourth quarter of 2017, Apple updated its terms of service to require publishers to disclose a player’s odds of winning the various items contained within loot boxes.  Glu utilizes loot boxes in many of its current games and the games it intends to release in 2018, and it is possible that this new disclosure requirement will negatively impact the monetization of these titles. If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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
•

the number and timing of new games released by us and our competitors, particularly those games that may represent a significant portion of revenue in a quarter, which timing can be impacted by internal development delays, longer than anticipated beta testing periods, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;

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
•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2017, we impaired $27.3 million related to contractual minimum guarantee royalty payments made to certain celebrity licensors and other prepaid royalties, and in future periods we may be required to impair our goodwill due to further declines in our business and/or stock price, or take additional large impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful;

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

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We compete for space on user’s smartphones and tablet devices in terms of the number of applications on their device and the amount of storage consumed by such applications.  We also compete more generally for the time and attention of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media, messaging and music, movie and television streaming applications. We compete for promotional and digital storefront placement based on our relationship with the digital storefront owner, historical performance, game quality, perception of sales potential, customer reviews and relationships with celebrities and other licensors of brands and other content.  For content licensors, we compete based on royalty and other economic terms, historical financial performance of prior licensed content titles, perceptions of development quality, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees, which competition we expect to encounter as we execute on our strategy to hire creative leaders that have a proven track record of success.

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Nintendo, Rovio, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Jam City, Machine Zone, Miniclip, Niantic, Playrix, Pocket Gems, Scopely, Storm 8/Team Lava, and Supercell.  We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market. We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.2 million applications, including more than 800,000 active games, were available on Apple’s U.S. App Store as of February 28, 2018.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

We also face competition for the leisure time, attention and discretionary spending of our players.  Other forms of leisure time activities, such as social media and messaging applications, personal computer and console games, television, movies, sports, and the Internet, are generally much larger and more well-established options for consumers.  In addition, competition for the attention of players on their mobile devices is intense, as the number of apps on mobile devices is increasing dramatically.  In particular, non-gaming applications for mobile devices, such as social media and messaging, music, movie and television streaming, and dating applications, have become increasingly popular, making it more difficult for mobile games to generate the same level of consumer interest and number of downloads as in prior periods.  In addition, Kim Kardashian West, Kendall Jenner and Kylie Jenner have launched their own personal media applications, and those applications, or similar applications launched by these celebrity partners could compete with our titles that feature such celebrities for the time, attention and spending of our players.  If our players do not find our games to be compelling or if other leisure time activities are perceived by our players to offer greater variety, affordability, interactivity and overall enjoyment, our business could be materially and adversely affected.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2017, we impaired $27.3 million related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties; as of December 31, 2017 we had remaining prepaid royalty balances totaling $12.3 million.  We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

If we do not successfully establish and maintain awareness of our brand and games, if we fail to develop high-quality, engaging games that are differentiated from our prior games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships.  Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property.  Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games, including integrating the level of social and community features appropriate for a game’s target audience and partnering with brands with fan bases that can support successful mobile games.  If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully.  Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games.  If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase and our business, operating results and financial condition could suffer.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for 2017, Design Home, MLB Tap Sports Baseball 2017 and Covet Fashion, each accounted for greater than 10% of our revenue in 2017 and collectively generated approximately 48.7% of our revenue during the year, while our top four titles for 2016, Kim Kardashian: Hollywood,  Cooking Dash, Tap Sports Baseball 2016 and Racing Rivals, each accounted for greater than 10% of our revenue in 2016 and collectively generated approximately 56.8% of our revenue during the year; no other game generated more than 10% of our revenue during these respective years. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future as we implement measures to make our successful games into growth or evergreen titles and plan to release fewer titles in 2018 than we have in past years. In particular, our growth title Design  Home has accounted for a successively larger percentage of our quarterly revenues since its launch which has increased our reliance on the success of this title. Our evergreen titles strategy is one where we hope to reduce period over period declines in revenue from our existing successful titles and position ourselves to convert these into growth titles that grow revenue on a year over year basis. While we experienced some success with this strategy during 2017, in particular for Kim Kardashian: Hollywood, we may not consistently succeed in implementing or executing on it, which could cause our revenue to decline in 2018. In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, celebrity titles that we launched in 2015 through 2017 featuring Taylor Swift, Nicki Minaj, Britney Spears and Katy Perry all failed to generate meaningful revenue, and revenue from our Kendall & Kylie title declined significantly from its peak level following global launch in February 2016.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our games and game franchises would lead to revenue declines.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, unexpected technical problems, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and we expect that our reliance on such third-party infrastructure and our technology platform will increase as we continue to add additional social features and functionality into our games.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  In addition, Amazon has experienced brief power outages on occasion during the past several years that have affected the availability of certain of our games during such outages. While none of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games depends on the continued functionality of our technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including our technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in the second quarter of 2017, we experienced technical issues with our Covet Fashion title that caused an extended outage and resulted in certain users receiving in-

game currency erroneously. If users are unable to access and play our games for any period of time, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may receive negative publicity and game ratings, we may lose players of our games, we may be required to issue refunds, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could require us to incur substantial repair costs, distract management from operating our business and result in a loss of revenue.

Cyber attacks, security breaches, and computer viruses could harm our business, reputation, brand and operating results.

Cyber attacks, security breaches, and computer viruses have occurred on our systems in the past and may occur on our systems in the future. We store sensitive information, including personal information about our employees.  In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Apple, Google, and Facebook.   Security breaches of our systems or the systems of third-parties on which we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability.  Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or our advertisers’ data. In addition, outside parties may attempt to fraudulently induce employees to disclose information in order to gain access to our data, our employees’ data, our players’ data or our advertisers’ data. We were the victim of a cyber attack in early November 2014, when an animal rights group took down our main website and user forums, and in January 2016 another cyber attack caused us to take down our user forums for nearly a week. In May 2016, one of our employees fell victim to a spear phishing attack in which the employee uploaded sensitive employee information to a third party website. In October 2013, we were also the victim of a “CryptoLocker” ransomware attack that temporarily prevented our access to sensitive company files.  Although these incidents did not result in a material loss of revenue, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue.  Given the global nature of our business and the low cost, relative ease and proliferation of internet enabled devices, we may be at increased risk for cyber attacks and, specifically, denial of service attacks, such as the denial of service attacks that affected Dyn in October 2016. In addition, as highlighted by reports that ISIS terrorists may have used Sony’s PlayStation 4 network to plan attacks, the chat and other social features in our games could potentially be used by terrorist organizations or other criminals to communicate or for other nefarious purposes, which could severely damage our brand and reputation.  If an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm due to such events or in connection with remediation efforts and costs, investigation costs or penalties, litigation, regulatory and enforcement actions, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results. In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could have a significant impact on our financial and operating results.

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

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future.  Because we do not own this engine, we do not control its operation or maintenance nor do we control how the engine is updated or upgraded.  As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity.  In addition, to the extent that we require any functionality that is not offered by Unity, as was the case when Apple initially announced its 64-bit requirement, we are dependent on Unity to update or upgrade its engine to offer such functionality.  Furthermore, although Unity cannot terminate our agreement absent an uncured material breach of the agreement by us, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity or a bankruptcy event.  If we experience any prolonged issues with the operation of the Unity game development engine, if the Unity game development engine does not offer the functionality we require or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline.  For example, in the first quarter of 2016, we were unable to implement a significant update to our Racing Rivals title due to programming bugs in the Unity game development engine, which update we believe could have helped to increase revenue for that title during the quarter.  Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which expires in October 2019, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

We derive a significant portion of our revenue from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, if we become victim to advertising fraud or if any events occur that negatively impact the revenue we receive from these sources, it would negatively impact our operating results.

We derive revenue from our free-to-play games through in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits.  We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base.  If we exhaust the available inventory of these third parties, it will negatively impact our revenue.  If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenue, at least in the short term.  In addition, we may be susceptible to various types of advertising fraud, which could reduce the effectiveness of our advertising campaigns or cause us to pay money to advertising firms for installations that were wrongly attributed to such firms.  While we have implemented measures to detect and prevent advertising fraud, such measures may not prove effective, which would harm our user acquisition efforts and could harm our revenues.  Furthermore, the revenue that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenue in the first quarter (and conversely tends to significantly increase our marketing expenses in the fourth quarter).

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

Certain of our key metrics, including the number of our daily and monthly active users, our average revenue per daily user and the average useful life of our paying players, is calculated using internal company data from multiple analytics systems that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics across our large user base around the world.  We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies.  In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics.  For example, we currently treat an individual who plays two different Glu games on the same day or who plays the same game on two different devices during the same day (e.g., iPhone and an iPad) as two active users for each such day when we average or aggregate active users over time. As such, the calculations of our active users may not precisely reflect the actual number of people using our titles. We may also discover unexpected errors in our internal data that resulted from technical or other errors.  Furthermore, our Crowdstar studio utilizes a separate analytics system from the rest of our company, which could result in internal inconsistencies or errors.  If we determine that any of our metrics are not accurate, we may be required to revise or cease reporting such metrics and it may harm our reputation and business.

We may not, or may be unable to, renew our existing content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenue if we fail to replace such revenue with revenue from games based on our own intellectual property.

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 42.1% in 2015 and 39.7% in 2016, largely due to the majority of our revenue being generated from games that are based on or substantially incorporate third-party intellectual property, such as Kim Kardashian: Hollywood,  Kendall & Kylie,  Racing Rivals, the Tap Sports Baseball franchise and Restaurant Dash with Gordon Ramsay. While our revenue from our own intellectual property increased to 59.1% during 2017, we still expect to continue to derive significant revenue from titles incorporating third-party intellectual property, such as the Tap Sports Baseball franchise and WWE Universe, and expect to continue to develop new titles featuring third-party intellectual property, such as in connection with our recently announced relationship with Disney Consumer Products and Interactive Media  through which we expect to release a title in 2019. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, we experienced a change in our management team in November 2016 which included the appointment of Nick Earl as our President and Chief Executive Officer. Mr. Earl is critical to our vision, strategic direction, products and technology and the continued retention of the other members of our senior management team is important to our continued development. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly creative leaders and additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our growth and evergreen games.  Attracting and retaining proven creative leaders is difficult in a competitive hiring market.  We are actively seeking to hire additional creative leaders, but we may not be able to attract these new creative leaders or retain our existing creative leaders. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the home décor, fashion and time management genres.  Volatility of our stock price, changes in our compensation structure for our executive officers that relies on performance linked stock awards, the lack of success of some of our recent product launches such as The Swift Life and recent headcount reductions may make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price remains at current levels or declines in the future, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming and building and maintaining growth and evergreen titles, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

During the last several years we have implemented restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel in Bellevue, Washington; San Francisco, California; Long Beach, California; Portland, Oregon; and Beijing, China, as well as the divestiture of our Moscow, Russia game development studio.   Our most recent restructurings and divestiture and other such efforts could result in disruptions to our operations and adversely affect our business.  For example, in connection with the divestiture of our Moscow studio, we are in the process of transitioning certain titles that were developed or operated by the Moscow studio, including Deer Hunter 2018, to our Hyderabad, India studio.  If this transition is not successfully executed, it could result in a decline in revenues from these titles. In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

Tencent, through its controlled affiliates, held approximately 20.3% of the aggregate voting power of our common stock as of December 31, 2017, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and in January 2017 appointing Ben Feder, Tencent’s President of International Partnerships (North America), as Mr. Ma’s replacement on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

In particular, we acquired Crowdstar in the fourth quarter of 2016 in a multi-step transaction that did not involve the cooperation of Crowdstar’s management, where the former Chief Executive Officer of Crowdstar did not continue with the company post-acquisition and where we did not receive customary representations, warranties or indemnities from the acquired company.  While the integration of Crowdstar into our company has to date proceeded relatively smoothly and Crowdstar’s top titles, Covet Fashion and Design Home, are generating significant revenue, we still face risks and uncertainties in connection with this acquisition.  For example, we may not be able to retain key Crowdstar employees for a variety of reasons, including the fact that we intend to relocate the Crowdstar team from Burlingame, California to our new San Francisco headquarters, and the loss of key Crowdstar employees could affect revenue derived from Covet Fashion and Design Home.   In addition, we continue to face other risks related to the Crowdstar acquisition, including the risk of unknown liabilities or claims arising or being asserted.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with the Euro, Canadian Dollar and Indian Rupee being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2016 and 2017, and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.

International sales represented approximately 24.5%, 25.7%, and 31.3% of our revenue during 2017, 2016 and 2015, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;
•	potential adverse foreign tax consequences, since due to our international operations, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws;
•	political, economic and social instability, including the ongoing hostilities in Syria and the Crimea region;
•	restrictions on the export or import of technology;
•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and
•	difficulties in enforcing intellectual property rights in certain countries.

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.

We may also liquidate or cease operating some of our foreign subsidiaries in the future which may raise additional risks. For example, we are in the process of winding down and liquidating certain of our subsidiaries in China and Japan.  These liquidation efforts will require us to obtain approvals from various government agencies in China and Japan, which could impose taxes and penalties upon us related to such liquidations.

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

Changes to digital platforms’ rules relating to “loot boxes,” or the potential adoption of regulations or legislation impacting loot boxes, could require us to make changes to some of our games’ economies or design, which could negatively impact the monetization of these games and harm our revenues.

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within the loot box to customers prior to purchase. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item he or she will receive (which may be a common, rare or super rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise, Kim Kardashian Hollywood and Racing Rivals, and we intend to use loot boxes in our upcoming WWE Universe title. We are in the process of complying with Apple’s new rules relating to loot boxes and do not currently believe that they will have a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple changes its terms of service to include more onerous requirements or if Apple (or Google) were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenues generated from these games to decline.  In addition, various jurisdictions, including Australia, Belgium, the Netherlands, the United Kingdom, and the states of Hawaii and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling.  To the extent that one or more jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenues.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution.  In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games.  We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games.  For example, the United Kingdom’s Office of Fair Trading issued principles in 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under.  In addition, in response to a request made by the European Commission, Google no longer labels free-to-play games as free in European Union countries.  Similarly, in the fourth quarter of 2014, Apple changed its label for free-to-download applications from “FREE” to “GET” in the Apple App Store.  The FTC has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the FTC reached settlement agreements with Apple and Google on this subject and won a lawsuit against Amazon on this subject.  If the FTC issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language).  Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games, along with regulations that may require us to obtain approval from certain government agencies in China, including the Ministry of Culture and General Administration of Press and Publication, in order to continue to publish any of our games in China.  Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the FTC and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  For example, the European Union’s General Data Protection Regulation, which will become effective in May 2018, creates new individual privacy rights and imposes worldwide obligations on companies handling personal data, which has resulted in a greater compliance burden for us and other companies with European users and could result in us incurring substantial monetary penalties if we are found to be in violation of these regulations. Various U.S. state and federal regulators have also continued to expand the scope of data elements worthy of, and subject to, privacy protections, creating a multi-layered regulation regime that may be applicable to our business and will require time and resources to address.  Additionally, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In January 2014, the FTC announced a settlement with Apple related to in-app purchases made by minors.  In April 2016, the FTC was also successful in a lawsuit against Amazon, with a Federal District Court granting summary judgment in favor of the FTC, finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

Some of our players may make sales or purchases of virtual goods used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.

Virtual goods in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual goods, such as virtual currency for our Tap Sports Baseball games or cars for our Racing Rivals game, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual goods or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could reduce our revenues by, among other things:

•	decreasing revenue from authorized transactions;

•	creating downward pressure on the prices we charge players for our virtual currency;

•	increasing chargebacks from unauthorized credit card transactions;

•	causing us to lose revenue from dissatisfied players who stop playing a particular game;

•	increasing costs we incur to develop technological measures to curtail unauthorized transactions;

•	resulting in negative publicity or harm our reputation with players and partners; and

•	increasing customer support costs to respond to dissatisfied players.

To discourage unauthorized purchases and sales of our virtual goods, we state in our terms of service that the buying or selling of virtual currency and virtual goods from unauthorized third party sellers may result in bans from our games or legal action. We have banned players as a result of such activities. We have also employed technological measures to help detect unauthorized transactions and continue to develop additional methods and processes by which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized or fraudulent transactions will be successful.

Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further.

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Activision, Electronic Arts and Zynga.  We also experience stock price volatility as investors monitor the performance of our games through third-party tools, such as App Annie and other measurements of the performance of our games.

In addition, The Nasdaq Global Select Market on which our common stock is listed has in the past experienced extreme price and volume fluctuations that have affected the market prices of many companies, some of which appear to be unrelated or disproportionate to their operating performance.  These broad market fluctuations could adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  Securities class action litigation against us could result in substantial costs and divert our management’s attention and resources.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease our San Francisco, California corporate headquarters, an office building of approximately 57,000 square feet. The San Francisco facility currently accommodates our principal executive, marketing, business development, human resources, finance, legal, information technology and administrative activities, two of our development studios, and other development activities.

We lease additional domestic office space in Burlingame and San Mateo, California. We lease offices for our foreign operations in: Toronto, Canada and Hyderabad, India. These additional domestic and international facilities primarily accommodate development studios, and customer care activities, and total approximately 87,500 square feet.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “GLUU” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The Nasdaq Global Select Market. The closing price of our common stock on February 28, 2018 was $3.71.

	High	Low
Year ended December 31, 2016
First quarter	$4.00	$1.98
Second quarter	$3.09	$2.09
Third quarter	$2.95	$2.05
Fourth quarter	$2.45	$1.73
Year ended December 31, 2017
First quarter	$2.58	$1.85
Second quarter	$2.77	$2.21
Third quarter	$3.83	$2.42
Fourth quarter	$4.95	$3.49

Our stock price has fluctuated and declined significantly since our initial public offering. Please see the Risk Factor – “Our stock price has fluctuated and declined significantly since our initial public offering in March 2007, and may continue to fluctuate, may not rise and may decline further” – in Item 1A of this report.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the Nasdaq

Composite Index and the Nasdaq Telecommunications Index. Such returns are based on historical results and are not intended to suggest future performance.

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

Stockholders

As of February 28, 2018, we had approximately 47 record holders of our common stock and thousands of additional beneficial holders.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$286,827	$200,581	$249,900	$223,146	$105,613
Cost of revenue:
Platform commissions, royalties and other	103,499	75,239	95,682	80,736	32,371
Impairment of prepaid royalties and guarantees	27,323	30,107	2,502	256	435
Impairment and amortization of intangible assets	10,331	14,792	9,553	4,767	4,238
Total cost of revenue	141,153	120,138	107,737	85,759	37,044
Gross profit	145,674	80,443	142,163	137,387	68,569
Operating expenses(1):
Research and development	92,420	81,879	72,856	64,284	46,877
Sales and marketing	104,356	48,050	48,240	45,076	26,120
General and administrative	34,425	30,225	26,092	25,019	15,550
Amortization of intangible assets	—	—	201	508	1,336
Restructuring charge	6,019	2,279	1,075	435	1,448
Total operating expenses	237,220	162,433	148,464	135,322	91,331
(Loss)/Income from operations	(91,546)	(81,990)	(6,301)	2,065	(22,762)
Interest and other (expense) income, net	(6,850)	(5,751)	(743)	(1,472)	10

(Loss)/Income before income taxes	(98,396)	(87,741)	(7,044)	593	(22,752)
Income tax benefit (provision)	826	301	(141)	7,555	2,843
Net (loss)/income	(97,570)	(87,440)	(7,185)	8,148	(19,909)
Net (loss)/income per share:
Basic	$(0.72)	$(0.66)	$(0.06)	$0.09	$(0.28)
Diluted	$(0.72)	$(0.66)	$(0.06)	$0.08	$(0.28)

Weighted average common shares outstanding:
Basic	135,715	131,804	118,775	91,826	71,453
Diluted	135,715	131,804	118,775	96,922	71,453
_________
(1) Includes stock-based compensation expense as follows:
Research and development	$6,460	$4,567	$3,563	$7,422	$1,948
Sales and marketing	1,289	1,091	1,082	701	303
General and administrative	7,314	7,605	7,041	3,510	2,034

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cash and cash equivalents and short-term investments	$63,764	$102,102	$180,542	$70,912	$28,496
Total assets	299,298	339,504	402,986	251,663	87,011
Total long-term liabilities	12,534	22,350	25,932	3,936	2,357
Total stockholder's equity	$153,860	$232,814	$306,428	$171,706	$46,697

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for fiscal 2017, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for 2017 was $286.8 million, a 43.0% increase compared to 2016, in which we reported revenue of $200.6 million. The increase in total revenue was primarily related to a $79.7 million increase in our revenue from micro-transactions (in-app purchases) and a $7.4 million increase in our revenue from advertisements and offers. The increase was primarily related to an increase in revenue from the launch of MLB Tap Sports Baseball 2017 in March 2017, the launch of Restaurant Dash with Gordon Ramsay in June 2016 and the addition of Covet Fashion and Design Home through our acquisition of Crowdstar in November 2016.  This increase was partially offset by declining revenue on a year over year basis from catalog titles such as Tap Sports Baseball 2016, Kendall & Kylie, Kim Kardashian: Hollywood, Racing Rivals, and Cooking Dash.

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

We have concentrated our product development efforts towards developing games for smartphone and tablet devices.  We generate the majority of our revenue from Apple’s iOS platform, which accounted for 63.0%, 62.4%, and 60.5% of our total revenue for the years ended December 31, 2017, 2016, and 2015, respectively.  We generated the majority of this iOS-related revenue through the Apple App Store, which represented 54.2%, 52.7%, and 51.7% of our total revenue for the years ended December 31, 2017, 2016, and 2015, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store.  In addition, we generated approximately 36.0%, 36.1%, and 38.1% of our total revenue for the years ended December 31, 2017, 2016, and 2015, respectively, from the Android platform.  We generated the majority of our Android-related revenue through the Google Play Store, which represented 30.3%, 27.6%, 27.4% of our total revenue for the years ended December 31, 2017, 2016, and 2015, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We currently publish titles primarily in four genres: home décor, sports and action, fashion and celebrity, and time management. We believe these are genres in which we have already established a leadership position, are otherwise aligned with our strengths or are conducive to the establishment of a strong growth title. Across genres, we view our titles as either growth titles or catalog titles, and within the catalog group, our titles are either classified as evergreen titles or legacy titles. Growth titles are titles that we continue to update with additional content and features and which grow revenue year over year.  Evergreen titles are similar to growth titles in that we continue to update them with additional content and features, but differ from growth titles in that our focus is to reduce and potentially reverse their year over year revenue declines; to the extent that we succeed in our efforts to grow annual revenue from an evergreen title, we would then consider such evergreen title to be a growth title. Legacy titles are those titles that are still published by us and earn revenue, but on which we expend little to no investment in terms of updates and enhancements.

We established our leadership position in the home décor genre with our release of  Design Home in November 2016, which was the first title launched by Crowdstar following the acquisition. We are planning key updates for Design Home in 2018, including the introduction of a sixth daily event, language localization, an augemented reality mode, and deeper game play and a richer social experience. Our leadership in the sports and action category remains strong with our Tap Sports Baseball and Deer Hunter franchises and Racing Rivals title, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2017 in March 2017 which includes licensed content from Major League Baseball, or MLB, for the first time together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, or MLBPA, and Major League Baseball Players Alumni Association, or MLBPAA. We expect to launch MLB Tap Sports Baseball 2018 in March 2018 and expect to add to our portfolio of sports and action titles through the worldwide release of WWE Universe in 2018. We established our leadership in the fashion and celebrity gaming genre when we launched Kim Kardashian: Hollywood in June 2014, and extended our leadership position through our acquisition of Crowdstar in November 2016 and its successful Covet Fashion title. The time management genre includes our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our successful release of Restaurant Dash with Gordon Ramsay (which was originally branded as Gordon Ramsay DASH) in June 2016. We expect to add to our portfolio of time management titles through the release of Dash Town in 2018.

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

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention as part of our product strategy, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding deep meta game features and additional social features, tournaments and events, offering subscriptions for in game durables and consumables to players or otherwise. Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with celebrities, social influencers, organizations and brands that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses with our most successful partners requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our Design Home,  Covet Fashion, Kim Kardashian: Hollywood, Cooking Dash, Restaurant Dash with Gordon Ramsay, and Deer Hunter 2018 titles and the year over year growth of our Tap Sports Baseball franchise. We plan to focus on regularly updating and otherwise supporting our growth and evergreen titles in order to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles, which we successfully accomplished in 2017 with our Design Home title. In particular, we significantly increased our marketing expenditures for Design Home during the second, third and fourth quarters of 2017 compared with first quarter of 2017 levels in an effort to leverage the game’s momentum and maximize its revenue potential.  As a result of this investment in Design Home as well as our significant marketing expenditures for MLB Tap Sports Baseball 2017 which launched at the end of the first quarter of 2017, our sales and marketing expenses significantly increased in the last three quarters of 2017 compared with the first quarter of 2017. We expect our sales and marketing expense will decrease in absolute dollar values in 2018. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth titles.

Our net loss in the year ended December 31, 2017 was $97.6 million versus net loss of $87.4 million in the year ended December 31, 2016. This change was primarily due to an increase in cost of revenue of $21.0 million, which was mostly comprised of a $28.5 million increase in platform commissions, hosting costs and royalties offset by a $4.5 million decrease in impairment and amortization of intangible assets and a $2.8 million decrease in impairments of prepaid royalties and minimum guarantees. The change in net loss was also due to an increase in operating expenses of $74.8 million, which mainly consisted of a $56.3 million increase in sales and marketing expenses primarily attributable to higher user acquisition expenditures related to Design Home and a net increase in interest and other expenses of $1.1 million, primarily attributable to a $6.5 million charge related to the loss on sale of a foreign subsidiary during the year ended December 31, 2017, offset by an increase in revenue of $86.2 million.  See “—Results of Operations—Comparison of the Years Ended December 31, 2017 and 2016” below for further details. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the British Pound Sterling, Euro, Chinese Renminbi, Russian Ruble, Canadian Dollar, and Indian Rupee), and our customers’ reporting currencies, which fluctuated significantly in 2016 and 2017.

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

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses.  As noted above, we significantly increased our sales and marketing expenditures in 2017 compared to 2016. We expect our sales and marketing expenses to decline in 2018 compared to 2017. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We have conducted several restructurings since December 2015, and as part of these restructuring efforts, we have transitioned development and live operations of our Racing Rivals title to Carbonated Inc., or Carbonated. However, the cost reductions from these restructurings were largely offset by personnel costs related to our acquisition of Crowdstar in November 2016.  In December 2017, we sold our wholly owned subsidiary in Moscow and are transitioning the catalog games developed and/or operated by the Moscow studio to a more cost-effective location in Hyderabad, India. In 2018, we intend to focus on reducing our operating costs and realigning our studios to be more efficient. These efforts may be partially offset by our plans to continue hiring additional development personnel in the San Francisco Bay Area, including additional proven creative leaders, and in Hyderabad, India.

Cash and cash equivalents at December 31, 2017 totaled $63.8 million, a decrease of $38.3 million from the $102.1 million balance at December 31, 2016. This decrease was primarily related to $28.2 million of cash used in operations, including minimum guaranteed royalty payments of $24.3 million to our licensors and $5.7 million of payments associated with restructuring activities and $13.7 million of cash used in investing activities, which was partially offset by $3.8 million of cash provided by financing activities.

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

We calculate DAU, MAU and ARPDAU primarily from our main distribution platforms: Apple’s App  Store, the Google Play Store and Amazon’s Appstore; we are not able to calculate these metrics across all of our distribution channels. In addition, the platforms that we include for purposes of this calculation have changed over time, and we expect that they will continue to change as our business evolves, but we do not expect that we will adjust prior metrics to take any such additions or deletions of distribution platforms into account. We believe that calculating these metrics for only our primary distribution platforms at a given period is generally representative of the metrics for all of our distribution platforms. Moreover, we rely on the data analytics software that we incorporate into our games to calculate and report the DAU, MAU and ARPDAU of our games, and we make certain adjustments to the analytics data to address inconsistencies between the information as reported and our DAU and MAU calculation methodology.

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 11), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available.  The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended December 31, 2017 is aggregate daily DAU for the month of December 2017 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2017				2016
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Aggregate DAU	4,098	4,627	3,903	3,801	4,935	4,126	3,476	4,418
Aggregate MAU	32,523	32,192	27,585	28,646	42,391	35,830	29,591	35,861
Aggregate ARPDAU	$0.15	$0.16	$0.23	$0.23	$0.12	$0.13	$0.16	$0.11

The decrease in aggregate DAU and MAU for the three months ended December 31, 2017 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games.

Our aggregate ARPDAU increased for the three months ended December 31, 2017 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

We rely on a very small portion of our total users for nearly all of our revenue derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 2%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates. It may be higher than 2% for some of our games while for certain other games it may be higher during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.

Significant Transactions

       Sale of Moscow Studio

On December 31, 2017, we entered into the following agreements related to the divestiture of our Moscow-based game development studio through the sale of our wholly-owned UK subsidiary Glu Mobile (Russia) Limited, or GMRL:

•	Share Purchase Agreement between Glu and Saber Interactive, or Saber; and
•	Transitional Services Agreement among Glu, Saber and MGL My.com (Cyprus) Limited, or MGL.

Pursuant to the Share Purchase Agreement, Saber purchased all the issued and outstanding share capital of GMRL. Saber will assume all obligations under the office lease for the Moscow studio.

Under the Transitional Services Agreement, Saber has agreed to transition certain legacy titles from the Moscow studio to our Hyderabad studio. If the transition is successfully completed, then (i) Saber will be required to pay the employees of the Moscow Studio and GMRL bonus payments not to exceed $500,000 in the aggregate with Saber entitled to reduce the cash consideration by the amount of the bonus, and (ii) certain employees of the Moscow studio and GMRL will have the vesting of an aggregate of up to approximately 150,000 shares subject to equity awards accelerated.

In addition, on December 31, 2017, we entered into an Asset Purchase and License Agreement with MGL pursuant to which we sold four mobile games (and related intellectual property and other rights) developed by the Moscow studio: (i) Last Day Alive, (ii) Heroes of Destiny, (iii) a game currently in development featuring a male celebrity, and (iv) Furiosa.  We transferred all of our rights and obligations under certain contracts related to the game featuring a male celebrity, including, but not limited to, the obligation to pay the remaining approximately $1.5 million in minimum guarantee and other payments under these contracts. We also agreed to provide MGL with a non-exclusive, perpetual, worldwide, irrevocable, non-transferrable, royalty-free license to certain development tools and technology necessary to use, develop, publish, exploit and sell the purchased games and that MGL and/or its affiliates may use for the development of other of its products.

The total cash consideration we are receiving under the Share Purchase Agreement and Asset Purchase and License Agreement is $3.2 million of which $1.5 million will become due and payable upon completion of the transition of the legacy titles from the Moscow studio to our Hyderabad studio. As of December 31, 2017, the cash consideration is included in prepaid expenses and other current assets on the consolidated balance sheet.

In connection with the divestiture, we recorded a loss of $6.5 million in the fourth quarter of 2017, which is included in other expense on the consolidated statement of operations. This was primarily comprised of a $10.0 million charge related to the assignment of one of the contract related to the male celebrity, a $1.2 million charge related to the write-off of goodwill associated with the Moscow studio and a $0.5 million charge related to the write-off of net assets associated with the Moscow studio. These charges were partially offset by $3.2 million in cash paid by Saber and MGL, $1.5 million related to the assumption of obligations by MGL under the contract related to the male celebrity, and $0.5 million related to the transition services to be provided by Saber.

With respect to activities related to the transition under the Transitional Services Agreement that will occur in the first quarter of 2018, we expect to incur cash charges of $0.5 million related to the bonuses that will be paid to the employees of the Moscow Studio and GMRL and $0.2 million to $0.3 million of other cash transition expenses. In addition, we expect to incur $0.5 million of non-cash charges related to the the vesting of an aggregate of up to approximately 150,000 shares subject to equity awards held by certain employees of the Moscow Studio and GMRL. The non-cash charges related to this vesting acceleration are estimated based on our current stock price and may fluctuate based on any future movements in our stock price. Finally, we expect to incur $0.6 million to $0.7 million of non-cash charges related to the amortization of transition services assets that were capitalized as part of the transaction consideration. These cash and non-cash charges related to the transition under the Transitional Services Agreement are expected to be incurred and paid during the first quarter of 2018.

Our divestiture of the Moscow studio is part of the our efforts to consolidate our studio locations, focusing on a new scaled creative center in San Francisco and a low cost, repeatable location in Hyderabad, India. This divestiture was not presented as discontinued operations in the consolidated statements of operations, because it did not represent a strategic shift in our business and is not expected to have a significant effect on our operations or financial results, as we continued operating similar businesses after the divestiture.

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

On December 19, 2016, we acquired substantially all of the intangible assets and certain other assets of Plain Vanilla, including all rights to QuizUp and approximately $1.2 million in cash. In exchange, we agreed to forgive and cancel $7.5 million in aggregate principal amount of convertible promissory notes of Plain Vanilla held by us, and all interest thereon, with $2.5 million in aggregate principal amount of the notes forgiven and cancelled at the closing of the acquisition. The remaining $5.0 million in aggregate principal amount of the notes and all outstanding interest thereon was forgiven and cancelled on March 31, 2017.

Crowdstar Acquisition

On November 2, 2016, we, through a wholly owned subsidiary, acquired shares representing approximately 80.6% of the issued and outstanding voting power of Crowdstar, for consideration of approximately $40.8 million in cash pursuant to a transfer agreement by and among us, Crowdstar and certain stockholders of Crowdstar. Crowdstar, which is based in Burlingame, California, develops fashion and home décor genre games for mobile devices.

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

Revenue

We distribute our games for smartphones and tablets to the end customer through digital storefronts such as Apple’s App Store and the Google Play Store (“Digital Storefronts”). Within these Digital Storefronts, users can download our free-to-play games and pay to acquire virtual currency which can be redeemed in the game for virtual goods. We recognize revenue, when persuasive evidence of an arrangement exists, the service has been provided to the user, the price paid by the user is fixed or determinable, and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied requires judgments that may have a significant impact on the timing and amount of revenue we report in each period. For the purpose of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying user to continue displaying the purchased virtual goods within the game over the estimated average playing period of paying players for the game, which represents our best estimate of the estimated average life of virtual goods.

We sell both consumable and durable virtual goods and receive reports from the Digital Storefronts, which breakdown the various purchases made from their games over a given time period. We review these reports and determine on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items that can be purchased directly by the player through the Digital Storefront and are consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items that remain in the game for as long as the player continues to play. Our revenue from consumable virtual goods has been insignificant over the previous three years. We recognize revenue from consumable virtual goods immediately, since we believe that the delivery obligation has been met and there are no further implicit or explicit performance obligations related to the purchase of that consumable virtual good. Revenue from durable virtual goods is generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as weapons, armor or other accessories to enhance their game-playing experience. We believe this represents an implied service obligation, and accordingly, recognize the revenue from the purchase of these durable virtual goods over the estimated average playing period of paying users. Based on our analysis, the estimated weighted average useful life of a paying user has been determined to range from three to eight months.

We compute our estimated average playing period of paying users at least twice each year. We have examined the playing patterns of paying users across a representative sample of its games across various genres.

In the second quarter of 2017, we began using a new model to estimate the average playing period for paying users. As we continue to execute on our strategy in developing new content for our existing evergreen and growth titles, we re-evaluated our existing estimation methodology and concluded that the “survival analysis” model provides for a singular approach to estimating the average playing period of paying users on a title by title basis for our diverse portfolio of games. The new model is a statistical model that analyzes time duration until one or more events happens. It is a commonly used model in various industries for estimating lifespans. We believe this is an appropriate model to estimate the average playing period of paying users for our titles as this model statistically estimates the average playing period of each title by analyzing the historical behavior patterns of paying users.

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

We have selected a threshold of 120 days from the commercial launch of a title as the minimum number of days of data required for this model. This threshold was deemed to be appropriate as we tested the model using lower thresholds which resulted in inconsistencies in the estimate of the average playing period of paying users. For new titles with less than 120 days of data that share similar attributes with an existing title and/or prequel titles, the average playing period will be determined based on the average playing period of that existing title or prequel title, as applicable. For all other titles with less than 120 days of data, the average playing period will be determined based on the average playing period of all other remaining existing titles. The selection of the new model is considered a change in accounting estimate which was implemented in the quarter ended June 30, 2017 and had no material impact on the estimated average playing period of paying users.

While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future if a titles’ user characteristics change. Any adjustments arising from changes in the estimates of the average playing period for paying users would be applied to the current quarter and prospectively on the basis that such changes are caused by new information that indicates a change in user behavior patterns compared to historical titles. Any changes in our estimates of the useful life of virtual goods in a certain title may result in revenue being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

We also have relationships with certain advertising service providers for advertisements within our games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads and offers. Revenue is recognized as advertisements are delivered and reported to us, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user. The fee received for certain offer advertisements that result in the user receiving virtual currency for redemption within a game are deferred and recognized over the average playing period of paying users.

Other Estimates and Judgments

We estimate revenue from Digital Storefronts and advertising networks in the current period when reasonable estimates of these amounts can be made.  Certain Digital Storefronts and advertising service providers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow us to make reasonable estimates of revenue and therefore to recognize revenue during the reporting period.  Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates.  When we receive the final reports, to the extent not received within a reasonable time frame following the end of each month, we record any differences between estimated revenue and actual revenue in the reporting period.  Historically, the revenue on the final revenue report has not differed significantly from the reported revenue for the period.

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

During the third quarters of fiscal 2017 and 2015, we performed a “Step 0” qualitative assessment for our reporting unit.  Based on the assessment, we concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, did not proceed to further impairment testing.  Accordingly, we did not recognize an impairment of goodwill during the years ended December 31, 2017 and December 31, 2015. During the three months ended December 31, 2017, we recorded a prepaid royalty impairment charge of $26.1 million. However, our market capitalization remained well above our carrying value during that period. Based on the results of the interim goodwill impairment test, as of December 31, 2017, we concluded that goodwill was not impaired.

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

Stock-Based Compensation

We apply the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and performance stock options (“PSOs”). The number of PSUs and PSOs earned and eligible to vest will be determined based on achievement of specified financial performance measures. ASC 718 requires companies to estimate the fair value of stock-option awards on the grant date using an option pricing model. The fair value of stock options and PSOs and stock purchase rights granted pursuant to our equity incentive plans and 2007 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

Effective January 1, 2017 we no longer estimate forfeitures but account for them as and when they occur. Changes to the assumptions used in the Black-Scholes option valuation calculation, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize. The cost of RSUs and PSUs is determined using the fair value of the common stock based on the quoted closing price of our common stock on the date of grant. Compensation cost for stock options and RSUs is amortized ratably over the requisite service period. For performance-based awards that have multiple vesting dates, the compensation cost is recognized ratably over the requisite service period for each tranche, whereby each vesting tranche is treated as a separate award for determining the requisite service period. The compensation cost for performance based awards may be adjusted over the vesting period based on interim estimates of performance against the pre-set financial performance measures.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted, which made significant changes to various areas of U.S. federal income tax law, including lowering the U.S. corporate tax rate from 35 percent to 21 percent. U.S. GAAP accounting for income taxes requires that we record the impacts of any tax law change on our deferred income taxes in the quarter that the tax law change is enacted.  Due to the complexities involved in accounting for the enactment of The Act, in January 2018, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that have not completed their accounting for the income tax effects of The Act in the period of enactment. Specifically, SAB 118 states that companies that have not completed accounting for the effects of The Act by financial reporting deadlines may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those provisional amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes The Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In accordance with SAB 118, we recorded a provisional amount of a one-time negative adjustment of $34.9 million for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34.9 million for the re-measurement of valuation allowance maintained on these items.  These amounts have been estimated as provisional as we believe that additional analysis of our deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments.  As we expect regulators to issue further guidance, among other things, our estimates may change during calendar year 2018.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the period the analysis is completed, not to exceed the fourth quarter of 2018.

The Act also required companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Based on an analysis of our foreign subsidiaries and the current year financial statements, we do not expect to have a transition tax.

Based on our initial review of The Act, we do not expect that the new legislation will have a material impact on our financial statements for the year ended December 31, 2017 or our future operational results as long as we maintain a full valuation allowance. It is our policy to record valuation allowances when necessary to reduce deferred tax assets to the amount that we expect to realize. Currently, we maintain a full valuation allowance for our deferred tax assets in the U.S., Hong Kong, and China.

We will continue to analyze the impacts of The Act on our financial statements and operations. Additional impacts will be recorded as they are identified during the measurement period as provided for in SAB 118.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,
	2017	2016
Revenue by Type	(In thousands)
Micro-Transactions	$244,314	$164,569
Advertisements	30,916	10,345
Offers	10,238	23,393
Other	1,359	2,274
Total revenue	$286,827	$200,581

Our revenue increased $86.2 million, or 43.0%, from $200.6 million for the year ended December 31, 2016 to $286.8 million for the year ended December 31, 2017, which was primarily related to a $79.7 million increase in our revenue from micro-transactions (in-app purchases) and a $7.4 million increase from advertisements and offers. These increases in revenues were primarily related to new title launches such as the releases of Design Home in November 2016, MLB Tap Sports Baseball 2017 in March 2017 and Restaurant Dash with Gordon Ramsay in June 2016, as well as the addition of Covet Fashion through our acquisition of Crowdstar in the fourth quarter of 2016.  Revenues from our Crowdstar titles, Design Home and Covet Fashion, increased by $106.6 million during the year ended December 31, 2017 compared to the prior year given that we both acquired Crowdstar and initially launched Design Home in November 2016. These increases were partially offset by a $49.6 million aggregate decline in revenue from Tap Sports Baseball 2016, Kendall and Kylie, Racing Rivals, Kim Kardashian: Hollywood, and Cooking Dash.

In 2017, Design Home, Covet Fashion and MLB Tap Sports Baseball 2017, were our top three revenue-generating games and comprised 24.9%, 12.4%, and 11.4%, respectively, of our revenue for the period. In 2016, Kim Kardashian: Hollywood, Cooking Dash, Racing Rivals, and Tap Sports Baseball 2016, were our top four revenue-generating games and comprised 17.8% , 15.7%, 11.7%, and 11.5%,  respectively, of revenue for the year. No other game generated more than 10% of revenue during either year.

International revenue (defined as revenue generated from distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the Digital Storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $18.8 million, from $51.6 million in the year ended December 31, 2016 to $70.4 million in the year ended December 31, 2017. This was primarily related to an $8.9 million increase in our EMEA revenue, a $6.8 million increase in our revenue from Americas, excluding the United States, and a $3.1 million increase in our APAC revenue. These increases were primarily related to increased revenue from new title launches.

Cost of Revenue

	Year Ended December 31,
	2017	2016
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$103,499	$75,239
Impairment of prepaid royalties and minimum guarantees	27,323	30,107
Impairment and amortization of intangible assets	10,331	14,792
Total cost of revenue	$141,153	$120,138
Revenue	$286,827	$200,581
Gross margin	50.8%	40.1%

Our cost of revenue increased by $21.0 million, or 17.5%, from $120.1 million in the year ended December 31, 2016 to $141.2 million in the year ended December 31, 2017. This increase was primarily due to a $24.3 million increase in platform commission fees due to a higher volume of revenue transactions through the Digital Storefronts and a $2.5 million increase in royalties associated with an increase in royalty-burdened revenue. This increase was partially offset by a $4.5 million decrease in amortization of intangible assets and a $2.8 million decrease in impairment charges related to certain of our celebrity licensors and other prepaid royalties during 2017.

The royalties we paid to licensors increased by $2.5 million, or 13.3%, from $18.8 million in the year ended December 31, 2016 to $21.3 million in the year ended December 31, 2017. The rate of increase of our royalty payments was lower than the increase in our revenue of 43.0% from $200.5 million in December 31, 2016 to $286.8 million in December 31, 2017. This was mainly due to the fact that revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 39.7% in the year ended December 31, 2016 to 59.1% in the year ended December 31, 2017. This increase was primarily due to the release of original intellectual property Design Home in November 2016 and the addition of Covet Fashion through our acquisition of Crowdstar. Also, the average royalty rate that we paid on games based on licensed intellectual property, excluding royalty impairments, decreased from 21.9% in the year ended December 31, 2016 to 18.2% in the year ended December 31, 2017.  Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 25.0% in the year ended December 31, 2016 to 17.0% in the year ended December 31, 2017 due to lower royalty impairments in the year ended December 31, 2017 as well as a larger percentage of our revenue being attributable to titles that are not royalty burdened.

Research and Development Expenses

	Year Ended December 31,
	2017	2016
	(In thousands)
Research and development expenses	$92,420	$81,879
Percentage of revenue	32.2%	40.8%

Our research and development expenses increased $10.5 million or 12.9%, from $81.9 million in the year ended December 31, 2016 to $92.4 million in the year ended December 31, 2017. The increase in research and development costs was primarily due to a $7.4 million increase in payroll and other compensation costs mainly related to our acquisition of Crowdstar, partially offset by reduction in force measures implemented during the year ended December 31, 2017, and a $3.4 million increase in outside services primarily related to external development. As a percentage of revenue, research and development expenses decreased from 40.8% in the year ended December 31, 2016 to 32.2% in the year ended December 31, 2017. We expect our research and development expenditures to decrease in 2018 compared with the 2017, as as we have consolidated studio locations and expect lower compensation costs related to bonus payouts now that the Crowdstar integration is complete.

Sales and Marketing Expenses
	Year Ended December 31,
	2017	2016
	(In thousands)
Sales and marketing expenses	$104,356	$48,050
Percentage of revenue	36.4%	24.0%

Our sales and marketing expenses increased $56.3 million or 117.2%, from $48.1 million in the year ended December 31, 2016 to $104.4 million in the year ended December 31, 2017. This was primarily attributable to an increase of $51.2 million in user acquisition expenditures primarily related to Design Home, a $3.9 million increase in payroll and other compensation costs primarily related to our acquisition of Crowdstar and an $800,000 increase in allocated charges for equipment, facilities, and depreciation. As a percentage of revenue, sales and marketing expenses increased from 24.0% in the year ended December 31, 2016 to 36.4% in the year ended December 31, 2017. We expect our sales and marketing expenses to decrease in 2018 in absolute dollars, as we plan to spend less on user acquisition in 2018.

General and Administrative Expenses

	Year Ended December 31,
	2017	2016
	(In thousands)
General and administrative expenses	$34,425	$30,225
Percentage of revenue	12.0%	15.1%

Our general and administrative expenses increased $4.2 million, or 13.9%, from $30.2 million in the year ended December 31, 2016 to $34.4 million in the year ended December 31, 2017. The increase in general and administrative expenses was primarily due to a $2.8 million increase in payroll and other compensation costs primarily related to our acquisition of Crowdstar and increase in variable compensation and a $1.6 million increase in professional services fees. As a percentage of revenue, general and administrative expenses decreased from 15.1% in the year ended December 31, 2016 to 12.0% in the year ended December 31, 2017. We expect our general and administrative expenses to remain relatively constant in 2018 as compared to 2017.

Restructuring Charges

We incurred a restructuring charge of $6.0 million in the year ended December 31, 2017 related to employee and lease termination costs in our Bellevue, Washington; Long Beach, California; San Francisco, California; Portland, Oregon; and Beijing, China offices. We substantially completed payments of the employee and lease termination costs as of December 31, 2017, and expect to complete the remaining payments by the end of the first quarter of 2018.  We incurred a restructuring charge of $2.3 million in the year ended December 31, 2016, primarily due to costs associated with employee terminations in our Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for our Bellevue and Beijing, China offices, in the year ended December 31, 2016.

Interest and Other Expense, Net

Interest and other expense, net during the year ended December 31, 2017 was $6.9 million, and was primarily attributable to a $6.5 million loss related to sale of our Moscow game development studio. Interest and other expense, net during the year ended December 31, 2016 was $5.8 million, and was primarily attributable to a $2.4 million impairment charge related to our call option for Plain Vanilla, which impairment charge was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook, a $1.9 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and an $838,000 charge related to the write-off of a cumulative translation adjustment upon liquidation of one of our United Kingdom subsidiaries.

Income Tax Benefit/(Expense)

Our income tax benefit increased from $301,000 in 2016 to $826,000 in 2017. The income tax benefit in 2017 was due to the release of income tax reserves in relation to winding down a foreign subsidiary, the release of a portion of our valuation allowance of $294,000 resulting from the acquisition of Dairy Free Games Inc. in August 2017, and changes in pre-tax income in the United States and certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

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

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2017	2016
Revenue by Type	(In thousands)
Micro-Transactions	$244,314	$164,569
Advertisements	30,916	10,345
Offers	10,238	23,393
Other	1,359	2,274
Total revenue	$286,827	$200,581

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

In 2016, Kim Kardashian: Hollywood, Cooking Dash, Racing Rivals, and Tap Sports Baseball 2016, were our top four revenue-generating games and comprised 17.8% , 15.7%, 11.7%, and 11.5%,  respectively, of revenue for the year. In 2015, Kim Kardashian: Hollywood, Racing Rivals and Deer Hunter 2014 were our top three revenue-generating games and comprised 30.7% , 17.7%, and 10.8%, respectively, of revenue for the year. No other game generated more than 10% of revenue during either year.

International revenue decreased by $26.5 million, from $78.1 million in the year ended December 31, 2015 to $51.6 million in the year ended December 31, 2016. This was primarily related to a $12.3 million decrease in our APAC revenue and an $11.8 million decrease in our EMEA revenue, due to a significantly lower number of new distribution contracts signed in our EMEA and APAC regions and due to the fact that our new games have a greater appeal in the United States than in international markets.

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

Research and Development Expenses

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Research and development expenses	$22,004	$20,080
Percentage of revenue	7.7%	10.0%

Our research and development expenses increased $8.9 million, or 12.3%, from $72.9 million in the year ended December 31, 2015 to $81.9 million in the year ended December 31, 2016. The increase in research and development costs was primarily due to a $3.9 million increase in variable and other compensation, a $2.7 million increase in professional and outside services primarily related to external development, a $1.0 million increase in allocated charges for equipment, facilities and depreciation, a $570,000 increase in equipment and software expense, and a $344,000 increase in travel and entertainment. As a percentage of revenue, research and development expenses increased from 29.2% in the year ended December 31, 2015 to 40.8% in the year ended December 31, 2016.

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

Our general and administrative expenses increased $4.1 million, or 15.8%, from $26.1 million in 2015 to $30.2 million in 2016. The increase in general and administrative expenses was primarily due to a $2.3 million increase in professional fees related to our implementation of a cloud based ERP system and external consulting services expenses incurred in connection with the acquisition of Crowdstar in November 2016, and a $1.9 million increase in payroll and other compensation costs as headcount increased from 88 employees at December 31, 2015 to 94 employees at December 31, 2016. These increases were partially offset by a $302,000 decrease in consulting fees and a $103,000 decrease in travel and entertainment. As a percentage of revenue, general and administrative expenses increased from 10.4% in the year ended December 31, 2015 to 15.1% in the year ended December 31, 2016. General and administrative expenses included $7.6 million of stock-based compensation expense in the year ended December 31, 2016 and $7.0 million in the year ended December 31, 2015.

Restructuring Charges

Our restructuring charge increased from $1.1 million in the year ended December 31, 2015 to $2.3 million in the year ended December 31, 2016, primarily due to costs associated with employee termination costs in our Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for our Bellevue and Beijing, China offices, in the second quarter of 2016.

Interest and Other Expense, Net

Interest and other expense, net, increased from net expense of $743,000 in the year ended December 31, 2015 to net expense of $5.8 million in the year ended December 31, 2016. This increase in expense was primarily attributable to a $2.4 million impairment charge related to our call option for Plain Vanilla, which was due to a decline in Plain Vanilla’s forecasted revenue and future cash flow outlook, a $1.9 million charge related to the change in fair value of our investment in promissory notes issued to us by Plain Vanilla, and an $838,000 charge related to the write-off of a cumulative translation adjustment upon liquidation of one of our United Kingdom subsidiaries.

Income Tax Benefit/(Expense)

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

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	(28,236)	(19,784)	(11,465)
Cash flows used in investing activities	(13,703)	(51,544)	(6,924)
Cash flows (used in) /generated from financing activities	3,763	(6,785)	128,370

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of December 31, 2017, we had an accumulated deficit of $436.1 million.

Operating Activities

In 2017, net cash used in operating activities was $28.2 million, which was primarily due to a $97.6 million net loss, an $18.9 million increase in prepaid royalties, a $14.1 million increase in prepaid expenses and other assets related to platform fees and outside development services, and a $13.1 million increase in accounts receivable due to the timing of payments from our customers. These amounts were partially offset by a $32.5 million increase in deferred revenue mainly attributable to an increase in revenue from titles with longer useful lives, an increase in accrued compensation of $8.1 million, a $4.7 million increase in accounts payable and other accrued liabilities, a $4.1 million increase in accrued royalties, a $4.0 million increase in non-current liabilities, and a $488,000 increase in accrued restructuring. Adjustments for non-cash items included a $27.3 million impairment of prepaid royalties and minimum guarantees, stock-based compensation expense of $15.1 million, $10.3 million of amortization of intangible assets, net loss from the sale of a foreign subsidiary of $6.5 million, and depreciation expense of $3.2 million.

In 2016, net cash used in operating activities was $19.8 million, which was primarily due to an $87.4 million net loss, a $16.7 million increase in prepaid royalties and a $2.3 million increase in prepaid expenses and other assets. These amounts were partially offset by a $12.3 million increase in deferred revenue, an increase in accrued compensation of $4.6 million, and a $3.2 million increase in accounts payable and other accrued liabilities. Adjustments for non-cash items included a $30.1 million impairment of prepaid royalties and minimum guarantees, a $14.8 million impairment and amortization of intangible assets, stock-based compensation expense of $13.3 million, impairment of the Plain Vanilla call option of $2.4 million, a $1.9 million decrease in fair value of the Plain Vanilla promissory notes, and depreciation expense of $2.9 million.

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

In 2017, we used $13.7 million of cash for investing activities primarily related to property and equipment purchases of $11.3 million which mainly comprised of leasehold improvements for our new San Francisco headquarters, $1.7 million net cash paid for acquisitions, and other investing activities of $1.4 million. This was partially offset by a decrease in restricted cash of $710,000.

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

Financing Activities

In 2017, net cash generated from financing activities was $3.8 million, which was due primarily to $4.1 million in proceeds received from option exercises and purchases under our employee stock purchase plan and $3.0 million of proceeds received from the exercise of warrants. These inflows were partially offset by $3.4 million of taxes paid related to net share settlement of RSUs.

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

In 2015, net cash generated from financing activities was $128.4 million due primarily to the aggregate net proceeds of $125.2 million, after offering expenses, we received in connection with the purchase of 21,000,000 shares of our common stock by Red River, as well as $6.1 million related to option and warrant exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $3.0 million of taxes paid related to the net share settlement of RSUs.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $63.8 million as of December 31, 2017.  Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $1.3 million as of December 31, 2017, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, excluding China, because their earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2017:

	Payments Due by Period from December 31, 2017
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations	$51,934	$6,430	$11,355	$9,254	$24,895
Guaranteed royalties (1)	11,614	4,714	6,900	—	—
Developer commitments (2)	250	250	—	—	—
Total contractual obligations (3)	$63,798	$11,394	$18,255	$9,254	$24,895

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

(3)

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under  audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2017, we had $368,000 of gross unrecognized tax benefits, included in "Other long-term Liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that are not already disclosed in this report.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset these higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance, which simplifies the accounting and presentation for share-based payments, provides for a number of amendments which impact the accounting for income taxes and the accounting for forfeitures. ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 and requires varied adoption methods for each respective amendment. We adopted this guidance in the first quarter of 2017 and elected to change its policy on accounting for forfeitures and recognize them as they occur using the modified retrospective transition method. This resulted in a cumulative-effect adjustment of $148 between opening accumulated deficit and additional paid in capital balance as of January 1, 2017. In addition, the other amendments related to accounting for income taxes and statutory tax withholding requirements were adopted using a prospective transition method and did not have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The impact of the new standard on our consolidated financial statements subsequent to adoption will be dependent on the terms and conditions of any modifications made to share-based awards after fiscal 2017.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and annual periods beginning after December 15, 2017, and will be applied on a prospective basis.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We will adopt the new standard in the first quarter of 2018. The FASB recently issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

The standard permits the use of either a full retrospective or modified retrospective transition method. We will apply the modified retrospective approach when we adopt the standard in the first quarter of 2018.

We have completed the evaluation of the impact of the new standard in relation to the revenue recognition of all of its material revenue arrangements. Based on this evaluation, we have determined that under the new standard we  no longer defer revenue earned from offer advertisements. Fees received from offer advertisements that result in users receiving virtual currency for redemption within a game will now be recognized at the time such advertisements are delivered and reported to us as the performance obligations are satisfied when the advertisement has been displayed. This change will result in a cumulative transition adjustment of approximately $8.8 million which will reduce accumulated deficit, deferred revenue and deferred royalties in the first quarter of 2018. The adoption of the new standard will not have any other material impact on our financial statements. Further, we will continue to be considered the principal in the transactions and as the primary obligor to end-users for smartphone games distributed through Digital Storefronts and advertisements served through our advertising service providers. Therefore, revenue related to these arrangements will continue to be recognized on a gross basis if the necessary information about the gross amounts or platform fees charged, before any adjustments, are made available to us by the Digital Storefronts and advertising service providers.

We do not anticipate that our internal control framework will materially change, but rather existing internal controls will be modified and augmented as necessary to implement the new revenue standard. We are currently in the process of evaluating the required financial statement disclosures to allow users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2017, $63.8.million of our cash and cash equivalents was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2017 and December 31, 2016, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom, Canada, China, Hong Kong, India, and Russia, and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from Digital Storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the Digital Storefronts’ financial condition but generally require no collateral from them. At December 31, 2017, Apple Inc., or Apple, accounted for 58.0%, Google Inc., or Google, accounted for 17.1%, of total accounts receivable. At December 31, 2016, Apple accounted for 43.9%, Google accounted for 22.3%, Jirbo, Inc. (dba AdColony) accounted for 10.8%, and Fyber GmbH accounted for 10.5%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in 100 countries in more than 30 different currencies, and in 2017 and 2016, some of these currencies fluctuated significantly. Our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar, or USD, could have and have had a material impact on our results of operations.

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

Item 8. Financial Statements and Supplementary Data

GLU MOBILE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Glu Mobile Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Glu Mobile Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 9, 2018

We have served as the Company’s auditor since 2003, which includes periods before the Company became subject to SEC reporting requirements.

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$63,764	$102,102
Accounts receivable, net	34,673	21,477
Prepaid royalties	2,994	12,465
Restricted cash	602	—
Prepaid expenses and other assets	35,543	18,986
Total current assets	137,576	155,030
Property and equipment, net	14,630	5,640
Restricted cash	—	1,312
Long-term prepaid royalties	9,302	31,288
Other long-term assets	3,299	3,506
Intangible assets, net	18,264	25,896
Goodwill	116,227	116,832
Total assets	$299,298	$339,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,203	$16,298
Accrued liabilities	1,154	1,788
Accrued compensation	20,603	12,495
Accrued royalties	11,782	8,623
Accrued restructuring	759	271
Deferred revenue	77,403	44,865
Total current liabilities	132,904	84,340
Long-term accrued royalties	7,300	20,836
Other long-term liabilities	5,234	1,514
Total liabilities	145,438	106,690

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2017 and December 31, 2016; no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2017 and December 31, 2016; 138,745 and 134,001 shares issued and outstanding at December 31, 2017 and December 31, 2016	14	13
Additional paid-in capital	589,962	571,243
Accumulated other comprehensive (loss)/income	(6)	246
Accumulated deficit	(436,110)	(338,688)
Total stockholders’ equity	153,860	232,814
Total liabilities and stockholders’ equity	$299,298	$339,504

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$286,827	$200,581	$249,900
Cost of revenue:
Platform commissions, royalties and other	103,499	75,239	95,682
Impairment of prepaid royalties and minimum guarantees (including impairment of prepaid royalties and minimum guarantees paid to a related party of $0, $9,866, and $0 for the year ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively)	27,323	30,107	2,502
Impairment and amortization of intangible assets (including impairment and amortization of intangible assets acquired from a related party of $0, $5,000, and $0 for the year ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively)	10,331	14,792	9,553
Total cost of revenue	141,153	120,138	107,737
Gross profit	145,674	80,443	142,163
Operating expenses:
Research and development	92,420	81,879	72,856
Sales and marketing	104,356	48,050	48,240
General and administrative	34,425	30,225	26,092
Amortization of intangible assets	—	—	201
Restructuring charge	6,019	2,279	1,075
Total operating expenses	237,220	162,433	148,464
Loss from operations	(91,546)	(81,990)	(6,301)
Interest and other expense, net	(6,850)	(5,751)	(743)
Loss before income taxes	(98,396)	(87,741)	(7,044)
Income tax benefit/(expense)	826	301	(141)
Net loss	$(97,570)	$(87,440)	$(7,185)

Net loss per common share - basic and diluted
	$(0.72)	$(0.66)	$(0.06)
Weighted average common shares outstanding - basic and diluted
Basic	135,715	131,804	118,775
Diluted	135,715	131,804	118,775

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(97,570)	$(87,440)	$(7,185)
Other comprehensive (loss)/income:
Foreign currency translation adjustments (1)	(252)	331	(77)
Other comprehensive (loss)/income	(252)	331	(77)
Comprehensive loss	$(97,822)	$(87,109)	$(7,262)

(1)

Includes release of cumulative translation adjustment upon substantial liquidation / winding down of the Company’s foreign subsidiaries which is recognized in other income/(expense) in the Company’s consolidated statement of operations for the years ended December 31, 2017 and  December 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other
				Compre-		Total
			Additional	hensive		Stockholders'
	Common Stock		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Capital	(loss)	Deficit	Deficit
	(In thousands, except per share data)
Balances at December 31, 2014	107,174	$11	$415,766	$(8)	$(244,063)	$171,706
Net loss	-	-	-	-	(7,185)	(7,185)
Stock-based compensation expense	-	-	11,686	-	-	11,686
Issuance of common stock upon exercise of stock options	1,440	-	3,794	-	-	3,794
Issuance of common stock upon exercise of warrants	450	-	676	-	-	676
Taxes paid related to net share settlement of equity awards	1,090	-	(3,018)	-	-	(3,018)
Tax benefits of exercised stock options	-	-	107	-	-	107
Issuance of common stock pursuant to Employee Stock Purchase Plan	426	-	1,655	-	-	1,655
Issuance of common stock upon private offering, net of issuance costs	21,000	2	125,154	-	-	125,156
Non-cash warrant expense	-	-	1,928	-	-	1,928
Other comprehensive loss	-	-	-	(77)	-	(77)
Balances at December 31, 2015	131,580	$13	$557,748	$(85)	$(251,248)	$306,428
Net loss	-	-	-	-	(87,440)	(87,440)
Stock-based compensation expense	-	-	13,263	-	-	13,263
Issuance of common stock upon exercise of stock options	270	-	294	-	-	294
Taxes paid related to net share settlement of equity awards	1,401	-	(2,405)	-	-	(2,405)
Issuance of common stock pursuant to Employee Stock Purchase Plan	750	-	1,878	-	-	1,878
Non-cash warrant expense	-	-	465	-	-	465
Other comprehensive income	-	-	-	331	-	331
Balances at December 31, 2016	134,001	$13	$571,243	$246	$(338,688)	$232,814
Net loss	-	-	-	-	(97,570)	(97,570)
Stock-based compensation expense	-	-	14,845	-	-	14,845
Issuance of common stock upon exercise of stock options	1,083	-	2,564	-	-	2,564
Issuance of common stock upon exercise of warrants	1,000	-	3,000	-	-	3,000
Taxes paid related to net share settlement of equity awards	1,767	1	(3,369)	-	-	(3,368)
Issuance of common stock pursuant to Employee Stock Purchase Plan	894	-	1,567	-	-	1,567
Non-cash warrant expense	-	-	260	-	-	260
Cumulative effect adjustment from adoption of ASU 2016-09	-	-	(148)	-	148	-
Other comprehensive loss	-	-	-	(252)	-	(252)
Balances at December 31, 2017	138,745	$14	$589,962	$(6)	$(436,110)	$153,860

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(97,570)	$(87,440)	$(7,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,195	2,947	2,861
Impairment and amortization of intangible assets (including impairment and amortization of intangible assets acquired from a related party of $0, $5,000, and $0 for the year ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively)	10,331	14,792	9,754
Change in fair value of investments	—	1,900	—
Non-cash foreign currency translation loss	20	999	792
Stock-based compensation	15,063	13,263	11,686
Non-cash warrant (benefit)/expense	631	(55)	2,009
Impairment of investments	—	2,600	—
Net loss from the sale of a foreign subsidiary	6,468	—	—
Impairment of prepaid royalties and minimum guarantees (including impairment of prepaid royalties and minimum guarantees paid to a related party of $0, $9,866, and $0 for the year ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively)	27,323	30,107	2,502
Other non-cash adjustments	(1,597)	(120)	418
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,061)	402	13,408
Prepaid royalties	(18,868)	(16,675)	(31,776)
Prepaid expenses and other assets	(14,115)	(2,336)	2,049
Accounts payable and other accrued liabilities	4,735	3,200	(1,960)
Accrued compensation	8,094	4,577	(3,639)
Accrued royalties and license fees	4,125	55	(5,070)
Deferred revenue	32,539	12,251	(6,208)
Accrued restructuring	488	(70)	342
Other long-term liabilities	3,963	(181)	(1,448)
Net cash used in operating activities	(28,236)	(19,784)	(11,465)

Cash flows from investing activities:
Purchase of property and equipment	(11,344)	(3,070)	(2,751)
Net cash paid for acquisitions	(1,659)	(36,660)	(1,914)
Decrease in restricted cash	710	186	492
Investments in Plain Vanilla Corp and Dairy Free Games, Inc. (Note 7)	—	(9,500)	—
Purchase of intangible assets (including purchase of intangible assets from a related party of $0, $2,500, and $0 for the year ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively)	—	(2,500)	(2,500)
Other investing activities	(1,410)	—	(251)
Net cash used in investing activities	(13,703)	(51,544)	(6,924)

Cash flows from financing activities:
Crowdstar payments on acquired line of credit and term loan	—	(1,885)	—
Proceeds from exercise of stock options and purchases under the ESPP	4,131	2,172	5,449
Taxes paid related to net share settlement of equity awards	(3,368)	(2,405)	(3,018)
Excess tax benefit from stock awards	—	—	107
Cash paid to acquire non-controlling interest in Crowdstar	—	(4,667)	—
Proceeds from exercise of stock warrants and issuance of common stock	3,000	—	676
Proceeds from private offering, net of issuance costs	—	—	125,156
Net cash (used in)/generated from financing activities	3,763	(6,785)	128,370

Effect of exchange rate changes on cash	(162)	(327)	(351)
Net decrease in cash and cash equivalents	(38,338)	(78,440)	109,630
Cash and cash equivalents at beginning of period	102,102	180,542	70,912
Cash and cash equivalents at end of period	$63,764	$102,102	$180,542

Supplemental disclosures of cash flow information
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$1,350	$11	$146
Income taxes paid	$365	$174	$310

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

The Company sells both consumable and durable virtual goods and receives reports from the Digital Storefronts, which breakdown the various purchases made from their games over a given time period. The Company reviews these reports and determines on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items that can be purchased directly by the player through the Digital Storefront and are consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items that remain in the game for as long as the player continues to play. The Company’s revenue from consumable virtual goods has been insignificant over the previous three years. The Company recognizes revenue from consumable virtual goods immediately, since it believes that the delivery obligation has been met and there are no further implicit or explicit performance obligations related to the purchase of that consumable virtual good. Revenue from durable virtual goods are generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as weapons, armor or other accessories to enhance their game-playing experience. The Company believes this represents an implied service obligation, and accordingly, recognizes the revenue from the purchase of these durable virtual goods over the estimated average playing period of paying users. Based on the Company’s analysis, the estimated weighted average useful life of a paying user has been determined to range from three to eight months.

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

Deferred Platform Commissions and Royalties

Digital Storefronts retain platform commissions and fees on each purchase made by the paying players through the Digital Storefront. The Company is also obligated to pay ongoing licensing fees in the form of royalties related to the games developed based on or significantly incorporating licensed brands, properties or other content, and the Company plans to incorporate additional licensed content in some of its own originally branded games. Additionally, certain games sold through Digital Storefronts require the revenue to be deferred due to an implied obligation to the paying player to continue displaying the purchased virtual goods within the game over the estimated average playing period of paying players for the game. As revenue from sales to paying players through Digital Storefronts are deferred, the related direct and incremental platform commissions and fees as well as third-party royalties are also deferred and reported in “Prepaid expenses and other” on the consolidated balance sheets. The deferred platform commissions and royalties are recognized in the consolidated statements of operations in “Cost of revenue” in the period in which the related sales are recognized as revenue.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Year Ended December 31,
	2017	2016	2015
Apple	54.2%	52.7%	51.7%
Google	30.3%	27.6%	27.4%

At December 31, 2017, Apple Inc. (“Apple”) accounted for 58.0% and Google Inc. (“Google”) accounted for 17.1%, of total accounts receivable. At December 31, 2016, Apple accounted for 43.9%, Google accounted for 22.3%, Jirbo accounted for 10.8%, and Fyber GmbH accounted for 10.5% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate revenue generated from end users. In accordance with ASC 440-10, Commitments (“ASC 440”), the Company recorded a minimum guaranteed royalty liability of $11,614 and $26,433 as of December 31, 2017 and 2016, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The classification of minimum royalty payment obligations between long-term and short-term is determined based on the expected timing of recoupment of earned royalties calculated on projected revenue for the licensed IP games.

Each quarter, the Company evaluates the realization of its prepaid royalties as well as any recognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenue, cash flows and net margins to evaluate the future realization of prepaid royalties, license fees, and guarantees. This evaluation considers multiple factors such as the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices published by the Company and its competitors and/or other game platforms (e.g., consoles and personal computers) utilizing the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenue in the period in which impairment is indicated. The Company recorded impairment charges to cost of revenue of $27,323, $30,107, and $2,502 related to prepaid guaranteed royalties related to certain of its celebrity license agreements, and certain other prepaid royalties during the years ended December 31, 2017, 2016, and 2015, respectively. The impairment charges recorded during the year ended December 31, 2016 also included impairment of prepaid royalties and license fees paid to an affiliate of Tencent Holdings Limited (“Tencent”), one of the Company’s principal stockholders related to the Company’s game, Rival Fire.

Goodwill and Intangible Assets

In accordance with ASC 350,  Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur. This impairment review involves a multiple-step process as follows:

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

In 2017, 2016 and 2015, the Company did not record any goodwill impairment charges as it was determined that it was more likely than not that the fair values of the reporting units exceeded their respective carrying values.

Purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from one to nine years and are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”).

Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable in accordance with ASC 360. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis.

Property and Equipment

The Company states property and equipment at cost.  The Company computes depreciation or amortization using the straight-line method over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the lease term of the respective assets, whichever is shorter.

The depreciation and amortization periods for the Company’s property and equipment are as follows:

Computer equipment	Three years
Computer software	Two to Three years
Furniture and fixtures	Three years
Leasehold improvements	Shorter of the estimated useful life or remaining term of lease

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

Internal Use Software

The Company recognizes internal use software development costs in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”) and ASU 2015-05, Cloud Computing Arrangements. The Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions, which the Company equates to the application development stage. The Company capitalized certain internal use software costs totaling approximately $924, $728 and $615 during the years ended December 31, 2017, 2016, and 2015, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2017, 2016 and 2015, the amortization of capitalized software costs totaled approximately $1,031, $998 and $1,155, respectively. Capitalized internal use software development costs are included in property and equipment, net.

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

Stock-Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and performance stock options (“PSOs”). The number of PSUs and PSOs earned and eligible to vest will be determined based on achievement of specified financial performance measures. ASC 718 requires companies to estimate the fair value of stock-option awards on the grant date using an option pricing model. The fair value of stock options and PSOs and stock purchase rights granted pursuant to the Company’s equity incentive plans and 2007 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

Effective January 1, 2017, the Company no longer estimates forfeitures but accounts for them as and when they occur. Changes to the assumptions used in the Black-Scholes option valuation calculation, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense the Company recognizes. The cost of RSUs and PSUs is determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the date of grant. Compensation cost for stock options, RSUs and performance based awards with a single vesting date is amortized ratably over the requisite service period. For performance-based awards that have multiple vesting dates, the compensation cost is recognized ratably over the requisite service period for each tranche, whereby each vesting tranche is treated as a separate award for determining the requisite service period. The compensation cost for performance based awards may be adjusted over the vesting period based on interim estimates of performance against the pre-set financial performance measures.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50.

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $88,775, $37,408 and $38,481 in the years ended December 31, 2017, 2016 and 2015, respectively.

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

Foreign Currency Translation

In preparing its consolidated financial statements, the Company translates the financial statements of its foreign subsidiaries from their functional currencies, the local currency, into U.S. Dollars. This process resulted in unrealized exchange gains and losses, which are included as a component of accumulated other comprehensive income/(loss) within stockholders’ deficit. However, if the functional currency is deemed to be the U.S. Dollar, any gain or loss associated with the translation of these financial statements would be included in other expense within the Company’s consolidated statements of operations.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and annual periods beginning after December 15, 2017, and will be applied on a prospective basis.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt the new standard in the first quarter of 2018. The FASB recently issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

The standard permits the use of either a full retrospective or modified retrospective transition method. The Company will apply the modified retrospective approach when it adopts the standard in the first quarter of 2018.

The Company has completed the evaluation of the impact of the new standard in relation to the revenue recognition of all of its material revenue arrangements. Based on this evaluation, the Company has determined that under the new standard the Company will no longer defer revenue earned from offer advertisements. Fees received from offer advertisements that result in users receiving virtual currency for redemption within a game will now be recognized at the time such advertisements are delivered and reported to the Company as the performance obligations are satisfied when the advertisement has been displayed. This change will result in a cumulative transition adjustment of approximately $8,826 which will reduce the Company’s accumulated deficit, deferred revenue and deferred royalties in the first quarter of 2018. The adoption of the new standard is not expected to have any other material impact on the Company’s financial statements. Further, the Company will continue to be considered the principal in its transactions and as the primary obligor to end-users for smartphone games distributed through Digital Storefronts and advertisements served through its advertising service providers. Therefore, revenue related to these arrangements will continue to be recognized on a gross basis if the necessary information about the gross amounts or platform fees charged, before any adjustments, is made available to the Company by the Digital Storefronts and advertising service providers.

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

.

NOTE 2 — NET LOSS PER SHARE

The Company computes net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Year Ended December 31,
	2017	2016	2015
Net loss	$(97,570)	$(87,440)	$(7,185)
Shares used to compute net loss per share:
Weighted average common shares outstanding	135,715	132,808	122,414
Weighted average common shares subject to restrictions	—	(1,004)	(3,639)
Weighted average shares used to compute basic and diluted net loss per share	135,715	131,804	118,775
Net loss per share - basic and diluted	(0.72)	(0.66)	(0.06)

The weighted average of the following options to purchase common stock, warrants to purchase common stock, unvested shares of common stock subject to restrictions and RSUs have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Warrants to purchase common stock	4,173	4,267	3,832
Unvested common shares subject to restrictions	—	1,004	3,639
Options to purchase common stock	16,462	8,490	6,804
RSUs	7,545	7,688	5,776
	28,180	21,449	20,051

NOTE 3 — BUSINESS COMBINATIONS / DIVESTITURE

Divestiture of Moscow Studio

On December 31, 2017 (the “Closing Date”), the Company entered into the following agreements related to the divestiture of its Moscow-based game development studio (the “Moscow Studio”) through the sale of its wholly-owned UK subsidiary Glu Mobile (Russia) Limited (“GMRL”):

•	Share Purchase Agreement (the “SPA”) between the Company and Saber Interactive (“Saber”); and
•	Transitional Services Agreement (the “TSA”) among the Company, Saber and MGL My.com (Cyprus) Limited (“MGL”).

Pursuant to the SPA, Saber purchased all the issued and outstanding share capital of GMRL. Saber will assume all obligations under the office lease for the Moscow Studio.

Under the TSA, Saber has agreed to transition certain legacy titles from the Moscow Studio to the Company’s Hyderabad studio. If the transition is successfully completed, then (i) Saber will be required to pay the employees of the Moscow Studio and GMRL bonus payments not to exceed $500 in the aggregate with Saber entitled to reduce the cash consideration payable to the Company by the amount of the bonus, and (ii) certain employees of the Moscow Studio and GMRL will have the vesting of an aggregate of up to approximately 150 shares subject to equity awards accelerated.

In addition, on December 31, 2017, the Company entered into an Asset Purchase and License Agreement (the “APLA”) with MGL pursuant to which the Company sold four mobile games (and related intellectual property and other rights) developed by the Moscow Studio: (i) Last Day Alive, (ii) Heroes of Destiny, (iii) a game currently in development featuring a male celebrity (the “Celebrity Game”), and (iv) Furiosa, (collectively, the “Purchased Games”).  The Company transferred all its rights and obligations under certain contracts related to the Celebrity Game (the “Celebrity Game Contracts”), including, but not limited to, the obligation to pay the remaining approximately $1,500 in minimum guarantee and other payments under the Celebrity Game Contracts. The Company also agreed to provide MGL with a non-exclusive, perpetual, worldwide, irrevocable, non-transferrable, royalty-free license to certain development tools and technology necessary to use, develop, publish, exploit and sell the Purchased Games and that MGL and/or its affiliates may use for the development of other of its products.

The total cash consideration the Company is receiving under the SPA and APLA is $3,226 of which $1,500 will become due and payable upon completion of the transition. As of December 31, 2017, the cash consideration is included in prepaid expenses and other current assets on the consolidated balance sheet.

In connection with the divestiture, the Company recorded a loss of $6,459 in the fourth quarter of 2017, which is included in other expense on the consolidated statement of operations. This was primarily comprised of a $10,000 charge related to the assignment of one of the Celebrity Game Contracts, a $1,220 charge related to the write-off of goodwill associated with the Moscow Studio and a $479 charge related to the write-off of net assets associated with the Moscow Studio. These charges were partially offset by $3,226 in cash paid or payable by Saber and MGL, $1,500 related to the assumption of obligations by MGL under the Celebrity Game Contracts, and $514 related to the transition services to be provided by Saber.

The Company’s divestiture of the Moscow Studio is part of the Company’s efforts to consolidate its studio locations, focusing on a new scaled creative center in San Francisco and a low cost, repeatable location in Hyderabad, India. This divestiture was not presented as discontinued operations in the consolidated statements of operations, because it did not represent a strategic shift in the Company's business and is not expected to have a significant effect on the Company’s operations or financial results, as the Company continued operating similar businesses after the divestiture.

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

In-process research and development included in the above table is finite-lived upon completion, and will be amortized on a straight-line basis over its estimated life of three years, which approximates the pattern in which the economic benefits of the intangible asset are expected to be realized. As of the valuation date, Dairy Free was in the process of developing a game, which the Company estimates will be launched in 2018. Pursuant to ASC 805, the Company incurred and expensed a total of $611 in acquisition and transitional costs associated with the acquisition of Dairy Free during the year ended December 31, 2017. These costs consisted of $269 of research and development expense, and $342 of general and administrative expense.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives of three to five years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Of the total purchase price, $16,000 was allocated to identifiable intangible assets. Pursuant to ASC 805, the Company incurred and expensed a total of $3,616 and $802 of transitional costs associated with the acquisition of Crowdstar during the year ended December 31, 2017 and December 31, 2016, respectively. These costs consisted of $2,936 of research and development expense, and $680 of general and administrative expense for the year ended December 31, 2017 and were primarily general and administrative related expenses for the year ended December 31, 2016.

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

Valuation Methodology

The Company valued titles, content and technology primarily using the Multi-Period Excess Earnings (“MPEE”) method of the income approach and key assumptions used included: projected revenue, cost of goods sold, and operating expenses for Crowdstar's legacy titles, the future amortization tax benefit of the legacy titles, and a discount rate of between 20% and 35%.

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

Pro Forma Financial Information

The results of operations for Dairy Free, Crowdstar and Plain Vanilla and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since their respective dates of acquisition. For the year ended December 31, 2017 and since the date of its acquisition, Dairy Free had no impact on the Company’s gross revenue and increased the Company’s net losses by $1,081. For the year ended

December 31, 2016 and since the dates of their respective acquisitions, Crowdstar and Plain Vanilla contributed approximately $2,111 to the Company’s gross revenue and increased net losses by $9,194. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Dairy Free, Crowdstar and Plain Vanilla for the periods shown as if the acquisition of Dairy Free had occurred on January 1, 2016 and the acquisition of Crowdstar and Plain Vanilla had each occurred on January 1, 2015. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

	Year ended December 31,
	(unaudited)
	2017	2016	2015
Total pro forma revenue	$286,827	$245,483	$287,828
Pro forma net loss	(98,450)	(100,018)	(28,154)
Pro forma net loss per share - basic	(0.73)	(0.76)	(0.24)
Pro forma net loss per share - diluted	(0.73)	(0.76)	(0.24)

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

As of December 31, 2017, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	December 31, 2017
Financial Assets
Cash and cash equivalents	$63,764	$—	$—	$63,764
Restricted cash	602	—	—	602
Other investments	—	—	1,410	1,410
Total Financial Assets	$64,366	$—	$1,410	$65,776

As of December 31, 2016, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	December 31, 2016
Financial Assets
Cash and cash equivalents	$102,102	$—	$—	$102,102
Restricted cash	1,312	—	—	1,312
Total Financial Assets	$103,414	$—	$—	$103,414

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as the Company purchased these investments in fiscal 2017 and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at December 31, 2017.

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

On December 19, 2016, the Company acquired substantially all of the intangible assets and certain other assets of Plain Vanilla in exchange of forgiveness and cancellation of $7,500 in aggregate principal amount of convertible promissory notes and all interest thereon. The call option agreement was terminated as of that date. See “Note 3 – Business Combinations” for additional details.

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

In January 2016, the Company acquired a minority equity stake and entered into a commercial agreement with Dairy Free. As part of the arrangement, the Company invested $2,000 in Dairy Free’s Series A Preferred Stock. The Company also agreed to provide up to $1,000 of recoupable and non-refundable development funding for a mobile game under development by Dairy Free. The development funding was payable in installments upon Dairy Free achieving certain milestones. The development funding was fully recognized as research and development expense during the year ended December 31, 2016 as the development activities were performed.

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

NOTE 6 — BALANCE SHEET COMPONENTS

Accounts Receivable

	December 31,
	2017	2016
Accounts receivable	$35,510	$22,314
Less: Allowance for doubtful accounts	(837)	(837)
	$34,673	$21,477

Accounts receivable include amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions to the Company’s Digital Storefronts.

The movement in the Company’s allowance for doubtful accounts is as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Deductions	Year
Year ended December 31, 2017	$837	$-	$-	$837
Year ended December 31, 2016	$716	$168	$(47)	$837
Year ended December 31, 2015	$297	$419	$-	$716

The Company had no significant write-offs or recoveries during the years ended December 31, 2017, 2016, and 2015.

Prepaid expenses and other

	December 31,
	2017	2016
Deferred platform commission fees	20,446	11,571
Deferred royalties	4,364	3,275
Deposits	5,464	960
Other	5,269	3,180
	$35,543	$18,986

Property and Equipment

	December 31,
	2017	2016
Computer equipment	$6,051	$7,085
Furniture and fixtures	1,666	1,054
Software	3,294	8,180
Leasehold improvements	9,857	4,955
	20,868	21,274
Less: Accumulated depreciation and amortization	(6,238)	(15,634)
	$14,630	$5,640

Depreciation for the years ended December 31, 2017, 2016 and 2015 was $3,195, $2,947 and $2,861, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at December 31, 2017 and December 31, 2016 were as follows:

		December 31, 2017			December 31, 2016
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value *	Expense *	Value *	Value *	Expense *	Value *
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$40,317	$(27,248)	$13,069	$40,942	$(19,255)	$21,687
Carrier contract and related relationships	5 yrs	5,000	(3,398)	1,602	14,029	(11,427)	2,602
Licensed content	2.5 - 5 yrs	—	—	—	2,334	(2,334)	—
Service provider license	9 yrs	—	—	—	212	(212)	—
Trademarks	7 yrs	5,000	(4,107)	893	5,117	(3,510)	1,607
In-process research and development	N/A	2,700	—	2,700	—	—	—
Total intangibles assets		$53,017	$(34,753)	$18,264	$62,634	$(36,738)	$25,896
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

During the year ended December 31, 2017, the Company wrote-off fully amortized intangible assets with an aggregate gross book value and accumulated amortization value of $12,629 as these intangible assets were considered obsolete after the winding down of a foreign subsidiary. During the year ended December 31, 2016, the Company wrote-off fully amortized intangible assets with an aggregate gross book value and accumulated amortization value of $29,109 as these intangible assets were considered obsolete after the recent liquidation of a foreign subsidiary and the restructuring of the Company’s Washington studio.

During the year ended December 31, 2016, the Company recorded an impairment of an intangible asset of $4,597 related to the license fee paid to an affiliate of Tencent for the Company’s Rival Fire game, which launched during the third quarter of 2016, due to underperformance of the title and the Company’s determination that the title would generate negligible cash flows during the remaining contractual life of the license. No impairment of intangible assets was recorded during the year ended December 31, 2017.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization and impairment  expense in the amounts of $10,331, $14,792 and $9,553, respectively, in cost of revenue. During the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense in the amounts of $0, $0 and $201, respectively, in operating expenses.

As of December 31, 2017, the total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2018	$5,870
2019	4,936
2020	3,258
2021	1,500
Total intangible assets subject to amortization	15,564
In-process research and development*	2,700
Total intangible assets, net	$18,264

* The in-process research and development intangible asset will be amortized on a straight-line basis over its estimated life of three years upon successful completion of the game under development.

Goodwill

In the valuation of the goodwill balance for the reporting unit, the Company gave consideration to the future economic benefits of other assets that were not individually identified or separately recognized. The acquired studio workforce for each of these acquisitions was estimated to have value, and since the acquired workforce is not individually identified or separately recognized, it was subsumed within the goodwill recognized as part of each business combination. The Company further planned to leverage its preexisting contractual relationships with Digital Storefronts to distribute new titles developed by the Griptonite, Blammo, PlayFirst, Cie Games, Crowdstar and Dairy Free studios and the expected synergies are reflected in the value of the goodwill recognized. The Company also used the GameSpy acquired workforce and expertise to help in its development efforts for its technology platform, and these synergies are reflected in the value of goodwill recognized.

Goodwill for the periods indicated was as follows:

	December 31, 2017	December 31, 2016
Goodwill	$189,943	$161,001
Accumulated impairment losses	(73,111)	(73,111)
Balance as of January 1	116,832	87,890
Goodwill acquired during the year	573	29,029
Effects of foreign currency exchange	42	(87)
Write off from the sale of a foreign subsidiary	(1,220)	—
Balance as of period ended	$116,227	$116,832

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

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

During the third quarters of fiscal 2017 and 2015, the Company performed a “Step 0” qualitative assessment for its reporting unit. Based on the assessment, the Company concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, did not proceed to further impairment testing. Accordingly, the Company did not recognize an impairment of goodwill during the years ended December 31, 2017 and December 31, 2015. During the three months ended December 31, 2017, the Company recorded a prepaid royalty impairment charge of $26,067. However, the Company’s market capitalization remained well above its carrying value during that period. Based on the results of the interim goodwill impairment test, as of December 31, 2017, the Company concluded that its goodwill was not impaired.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through December 2027. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $4,472, $4,827 and $4,639, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The deferred rent balance was $4,940 and $820 at December 31, 2017 and 2016, respectively, of which $4,850 and $619 was included within other long-term liabilities at December 31, 2017 and 2016, respectively.

In May 2017, the Company entered into a lease for approximately 57,000 square feet of office space for its new San Francisco headquarters (the “Lease”). The term of the Lease began on July 1, 2017 and the obligation to pay rent began on December 4, 2017 (the “Rent Commencement Date”). The term of the Lease will expire on the tenth anniversary of the Rent Commencement Date. The Company paid a security deposit of $1,542 in connection with the Lease which has been classified within other long term assets on the Company’s consolidated balance sheet as of December 31, 2017.  The security deposit will be reduced to $1,000 on or after April 1, 2019, provided the Company has generated annual bookings of at least $250,000 for two consecutive fiscal years and is otherwise not in default under the Lease.

The Company has provided deposits for lines of credit totaling $492 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2017.

At December 31, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Minimum
Operating
Lease
Year Ending December 31,	Payments
2018	$6,430
2019	5,975
2020	5,380
2021	4,617
2022 and thereafter	29,532

$51,934

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

At December 31, 2017, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2018	$4,714	$250
2019	4,600	—
2020	2,300	—
	$11,614	$250

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Future developer commitments as of December 31, 2017 were $250. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $9,610 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Income Taxes

As of December 31, 2017, unrecognized tax benefits have been netted against deferred tax assets and potential interest and penalties are classified within “other long-term liabilities” on the Company’s consolidated balance sheets. As of December 31, 2017, the settlement of the Company’s income tax liabilities could not be determined; however, the liabilities are not expected to become due within the next 12 months.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2017, 2016 and 2015.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2017 and 2016.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2017, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2017, the Company had reserved 40,556 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2017, the Company was authorized to issue 5,000 shares of preferred stock.

Tencent Investment

  On April 29, 2015, the Company entered into a Purchase Agreement with Tencent and Tencent’s controlled affiliate, Red River Investment Limited (“Red River”).  Pursuant to the Purchase Agreement, the Company issued to Red River in a private placement an aggregate of 21,000 shares of the Company’s common stock (the “Shares”) at a purchase price of $6.00 per share, for aggregate net proceeds of $125,156, after offering expenses. The Company issued 12,500 of the Shares to Red River on April 29, 2015 and issued the remaining 8,500 Shares at a second closing on June 3, 2015.

Warrants to Purchase Common Stock

Celebrity Warrants

During 2015, the Company issued warrants to celebrity licensors, and entities affiliated with one of the celebrity licensors, to purchase up to an aggregate of 1,100 shares of the Company’s common stock, subject to adjustments for dividends, reorganizations and other common stock events (collectively, the “Celebrity Warrants”). With respect to Celebrity Warrants covering 1,000 shares, such warrants vest with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months, subject to full acceleration in the event of (i) the Company’s full recoupment of the minimum guarantee payments under the related license agreement, (ii) the termination of the license agreement due to the Company’s material breach of the agreement or (iii) a change of control of the Company. With respect to the remaining Celebrity Warrants covering 100 shares issued in 2015, such warrants vest in equal monthly installments over 60 months, with up to 25% of the shares subject to accelerated vesting in the event the celebrity licensor approves game design documentation by a certain date and the related game commercially launches by a certain date. During the years ended December 31, 2017, and 2016, none of these vesting conditions were met.

Each of the Celebrity Warrants may, at the election of the holder, be either exercised for cash or net exercised on a cashless basis. As of December 31, 2017, Celebrity Warrants covering 1,600 shares of the Company’s common stock were outstanding.

The fair value of the outstanding Celebrity Warrants is estimated using the Black-Scholes valuation model. The Black-Scholes valuation model requires inputs such as the expected term of the Celebrity Warrants, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop.

During the year ended December 31, 2017, the Company recorded $569 of non-cash warrant related expense in cost of revenue as the mobile games featuring these celebrities licensors were not expected to generate meaningful revenue over their lifetime. The amount recognized as expense with respect to these Celebrity Warrants was immaterial for each of years ended December 31, 2016 and 2015.

MGM Warrants

In July 2013, the Company and MGM Interactive Inc. (“MGM”) entered into a warrant agreement that provided MGM the right to purchase up to 3,333 shares of the Company’s common stock subject to adjustments for dividends, reorganizations and other common stock events (the “MGM Warrant”). As of December 31, 2017, MGM Warrants covering 1,667 shares of the Company’s common stock were outstanding. These remaining shares vest and become exercisable based on conditions related to the Company releasing mobile games based on mutually agreed upon intellectual property licensed by MGM to the Company. During the year ended December 31, 2015, 1,000 shares underlying the MGM Warrants vested in conjunction with the commercial release of the Company’s game, James Bond: World of Espionage, which occurred on September 29, 2015. During the year ended December 31, 2015, the Company recorded $1,928 of non-cash warrant related expense in cost of revenue as the James Bond: World of Espionage game was not expected to generate meaningful revenue over its lifetime.

The Company estimated the fair value of the warrants using the Black-Scholes valuation model and the weighted average assumptions noted in the following table:

	Year Ended December 31,
	2017	2016	2015

Dividend yield	—%	—%	—%
Risk-free interest rate	1.65%	1.76%	1.18%
Expected volatility	51.81%	57.54%	53.40%
Expected term (in years)	3.52	4.78	5.00

Warrants outstanding at December 31, 2017 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2015	4,267	$3.61	5.50
Granted	-	-
Exercised	-	-
Warrants outstanding, December 31, 2016	4,267	$3.61	4.78
Granted	-	-
Exercised	(1,000)	3.00
Warrants outstanding, December 31, 2017	3,267	$3.79	5.33

During the years ended December 31, 2017, 2016, and 2015, warrant holders exercised warrants to purchase 1,000, 0, and 450 shares of the Company’s common stock, respectively, and the Company received gross proceeds of $3,000, $0, and $675, respectively, in connection with these exercises.

NOTE 10 — STOCK OPTION AND OTHER BENEFIT PLANS

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, PSUs, PSOs and other stock-based awards to employees, non-employee directors and consultants.

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

The Company may grant options under the 2007 Plan at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by its Board of Directors, provided, however, that (i) the exercise price of an incentive stock option (“ISO”) or non-qualified stock options (“NSO”) may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying shares of common stock on the grant date, and (ii) the exercise price of an ISO or NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the grant date. The fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Select Market on the date of determination. The stock options granted to employees generally vest with respect to 25% of the underlying shares one year from the vesting commencement date and with respect to an additional 1/48 of the underlying shares per month thereafter. Stock options granted during 2007 before October 25, 2007 and after June 4, 2015 have a contractual term of ten years and stock options granted on or after October 25, 2007 and before June 4, 2015 have a contractual term of six years.

In 2017, the Company revised its executive compensation program by (1) eliminating annual cash bonus plans for senior executives and vice presidents of departments (the “Executives”) and eliminating 50% of the annual cash bonus opportunity for creative leaders for 2018 and replacing the Executives’ respective annual cash bonus opportunity with PSOs and (2) having a significant portion of Executives annual equity award be comprised of either PSOs and PSUs in addition to standard time vesting stock options. The awards under these programs were granted under the 2007 Plan.

Grant of Performance Options in Lieu of 2018 Cash Bonus

The Compensation Committee of the Board of Directors, or (the “Committee”), determined that for 2018, instead of providing the Executives with a cash-based annual bonus plan, it would provide them with the opportunity to earn an equivalent value of PSOs to the extent that the Company achieves certain bookings and Adjusted EBITDA (defined as non-GAAP operating income excluding depreciation and royalty impairments) targets during 2018.  The Committee similarly replaced 50% of the creative leaders’ annual bonus opportunity with an equivalent value of PSOs.

The Executives and creative leaders will only earn the maximum amount of PSOs if the Company both (1) achieves a minimum Adjusted EBITDA goal for 2018 (the “Adjusted EBITDA Threshold”) and (2) generates bookings for 2018 that equal or exceed a specified maximum level of performance (the “Maximum Bookings Goal”). If the Company does not achieve the Maximum Bookings Goal, the Executives and creative leaders can earn (1) 50% of the maximum amount of PSOs if the Company achieves the Adjusted EBITDA Threshold in 2018 and generates 2018 bookings that are approximately 5% below the Maximum Bookings Goal (the “Target Bookings Goal”) and (2) 25% of the maximum amount of PSOs if the Company achieves the Adjusted EBITDA Threshold in 2018 and generates 2018 bookings that are approximately 11% below the Maximum Bookings Goal (the “Minimum Bookings Goal”). To the extent that the Company achieves the Adjusted EBITDA Threshold in 2018 and generates bookings between two of the goals, the number of PSOs earned will be calculated on a linear basis.

Grant of PSOs and PSUs as Part of Annual Refresh Grants

The Committee determined to award a significant portion of the value of annual equity grants to the Executives and creative leaders in PSOs and PSUs. These awards will be earned to the extent that the Company achieves certain bookings and Adjusted EBITDA (defined as non-GAAP operating income excluding depreciation and royalty impairments) targets during 2018, 2019 and 2020, with one-third of the maximum shares subject to the PSOs and PSUs earnable in each of those years. There are separate and increasing Adjusted EBITDA thresholds and bookings goals for 2018, 2019 and 2020. To the extent that the Company achieves the Adjusted EBITDA threshold for a given year and generates bookings between two of the goals, the number of PSOs or PSUs earned for such year will be calculated on a linear basis. If the Company does not achieve an Adjusted EBITDA threshold or bookings goals in any year and less than the full amount of shares are earned for such year, the Executive or creative leader cannot recapture those shares through overachievement of the maximum Adjusted EBITDA thresholds and bookings goals in subsequent years.

As of December 31, 2017, 3,569 shares were available for future grants under the Third Amended 2007 Plan.

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

In April 2017, the Company’s Board of Directors approved, and in June 2017, the Company’s stockholders approved the Amended and Restated 2007 Employee Stock Purchase Plan (the “Amended 2007 Purchase Plan”). The Amended 2007 Purchase Plan includes an increase of 4,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan and removal of the expiration date of the plan.

As of December 31, 2017, 4,285 shares were available for issuance under the 2007 Purchase Plan.

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company has not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but in 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. The Company may grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Select Market on the date of determination. In November 2016, the Company’s Compensation Committee approved an increase of 6,000 shares in the aggregate number of shares of common stock authorized under the plan.

As of December 31, 2017, 1,861 shares were reserved for future grants under the Inducement Plan.

RSU Activity

A summary of the Company’s RSU activity for the year ended December 31, 2017 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2014	4,919	$3.87
Granted	4,955	$4.87
Vested	(1,687)	$3.58
Forfeited	(843)	$4.48
Awarded and unvested, December 31, 2015	7,344	$4.40
Granted	5,094	$2.52
Vested	(2,422)	$4.51
Forfeited	(1,792)	$3.86
Awarded and unvested, December 31, 2016	8,224	$3.33
Granted	2,360	$2.31
Vested	(2,863)	$3.45
Forfeited	(1,909)	$3.01
Awarded and unvested, December 31, 2017	5,812	$2.96

RSUs vested and expected to vest at December 31, 2017	5,812	$2.96	$21,154

PSU Activity

A summary of the Company’s PSU activity for the year ended December 31, 2017 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2016	-	$-
Granted	661	$3.59
Vested	-	$-
Forfeited	-	$-
Awarded and unvested, December 31, 2017	661	$3.59

PSUs vested and expected to vest at December 31, 2017	661	$3.59	$2,404

PSO Activity

A summary of the Company’s PSO activity for the year ended December 31, 2017 is as follows:

		Weighted
	Number of	Average	Aggregate
	Share	Exercise	Intrinsic
	Outstanding	Price	Value
Balance as of December 31, 2016	-	$-
Granted	4,246	$3.60
Vested	-	$-
Forfeited	(76)	$3.97
Balance as of December 31, 2017	4,170	$3.59

Performance stock options vested and expected to vest at December 31, 2017	4,170	$3.59	$208

The PSOs granted in lieu of 2018 annual cash bonus opportunity were granted on October 10, 2017, have 10 year terms and have an exercise price equal to $3.59, the closing price of the Company’s common stock on such date. The Company will determine its 2018 Adjusted EBITDA and bookings in early 2019, and to the extent that the Executives and creative leaders earn any PSOs based on the Company’s 2018 bookings and Adjusted EBITDA, such PSOs will fully vest in February 2019 (consistent with the timing of when the Company historically paid cash bonuses to the Executives and creative leaders).

The PSOs granted as part of the 2017 annual refresh grants were granted on October 10, 2017, have 10 year terms and have an exercise price equal to $3.59, the closing price of the Company’s common stock on such date.

Stock Option Activity

The following table summarizes the Company’s stock option activity:

	Options Outstanding
		Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2014	7,370	$3.32
Options granted	1,659	$4.65
Options canceled	(425)	$4.00
Options exercised	(1,440)	$2.64
Balances at December 31, 2015	7,164	$3.73
Options granted	10,347	$2.16
Options canceled	(1,273)	$4.04
Options exercised	(425)	$1.55
Balances at December 31, 2016	15,813	$2.74	7.38	$—
Options granted	5,346	$3.10
Options canceled	(2,716)	$3.16
Options exercised	(1,511)	$2.73
Balances at December 31, 2017	16,932	$2.78	7.63	$16,046

Options vested and expected to vest at December 31, 2017	16,932	$2.78	7.63	$16,046
Options exercisable at December 31, 2017	5,886	$3.05	4.94	$4,789

At December 31, 2017, the options outstanding and currently exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price
$ 2.00 - $ 2.03	852	9.01	$2.00	230	$2.00
$ 2.10 - $ 2.10	4,477	8.86	$2.10	942	$2.10
$ 2.13 - $ 2.13	2,700	8.78	$2.13	787	$2.13
$ 2.14 - $ 2.74	2,072	7.13	$2.48	719	$2.49
$ 2.83 - $ 3.29	2,065	3.08	$3.09	1,771	$3.11
$ 3.56 - $ 3.56	39	9.70	$3.56	-	-
$ 3.59 - $3.59	2,788	9.78	$3.59	-	-
$ 3.65 - $ 5.26	1,698	4.54	$4.14	1,202	$4.14
$ 5.52 - $ 6.54	41	4.75	$5.97	35	$5.99
$ 6.67- $ 6.67	200	7.42	$6.67	200	$6.67
$ 2.00 - $ 6.67	16,932	7.63	$2.78	5,886	$3.05

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $3.64 per share at December 31, 2017. The total intrinsic value of awards exercised during the years ended December 31, 2017, 2016 and 2015 was $1,732, $444, and $4,960, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718, and has estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables.

Performance Stock Options:
	Year Ended December 31,
	2017	2016	2015
Dividend yield	—%	—%	—%
Risk-free interest rate	2.07%	—%	—%
Expected volatility	63.3%	—%	—%
Expected term (years)	5.81	—	—

Stock Options:
	Year Ended December 31,
	2017	2016	2015
Dividend yield	—%	—%	—%
Risk-free interest rate	1.76%	1.39%	1.34%
Expected volatility	57.8%	52.3%	51.8%
Expected term (years)	4.00	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company has not granted such awards in the past. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility for the year ended December 31, 2017. For the the years ended December 31, 2016 and 2015, the Company based its expected volatility on its own historical volatility and the historical volatility of a peer group of publicly traded entities. The impact of the change in methodology was immaterial for the year ended December 31, 2017. The weighted-average fair value of stock options granted during the year ended December 31, 2017, 2016 and 2015 was $1.42, $0.90, and $1.88 per share, respectively. The weighted average fair value of the PSOs granted during the year ended December 31, 2017 was $2.09.

The cost of RSUs and PSUs are determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the date of grant. RSUs typically vest and are settled over approximately a four-year period with 25% of the shares vesting on or around the one-year anniversary of the grant date and the remaining shares vesting quarterly thereafter. Compensation cost is amortized on a straight-line basis over the requisite service period. Vesting of PSOs and PSUs requires continuous services by the Executives and creative leaders and achieving adjusted EBITDA threshold and booking goals which are solely related to the Company’s own operations.

For the years ended December 31, 2016 and 2015, the Company calculated employee stock-based compensation expense based on awards ultimately expected to vest and reduced it for actual forfeitures. After the adoption of ASU 2016-09 on January 1, 2017 the Company accounted for forfeitures as they occured.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2017	2016	2015
Research and development	$6,460	$4,567	$3,563
Sales and marketing	1,289	1,091	1,082
General and administrative	7,314	7,605	7,041
Total stock-based compensation expense	$15,063	$13,263	$11,686

The following table summarizes total compensation expense related to unvested awards not yet recognized as of December 31, 2017:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$12,053
RSUs	15,515
PSUs (1)	338
PSOs (1)	4,181
Total unrecognized compensation expense	$32,087

(1)

The unrecognized compensation expense for PSOs and PSUs vesting in FY2020 and FY2021 is not included in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 3.02 years and 2.49 years, respectively. The unrecognized stock compensation expense related to unvested PSOs and PSUs is expected to be recognized through February 2019.

Stock-based compensation expense in the year ended December 31, 2017, was approximately $15,063 (comprising approximately $3,585 related to stock options, $10,127 related to RSUs, $790 related to performance-based awards and $561 related to the 2007 Purchase Plan). The stock based compensation expense amounts for stock options and RSUs excludes the reversal of restructuring related stock compensation expense of $219.

Stock-based compensation expense in the year ended December 31, 2016, was approximately $13,263 (comprising approximately $2,275 related to stock options, $0 related to performance-based awards, $10,255 related to RSUs and $733 related to the 2007 Purchase Plan).

Stock-based compensation expense in the year ended December 31, 2015, was approximately $11,686 (comprising approximately $3,082 related to stock options, $0 related to performance-based awards, $7,959 related to RSUs and $645 related to the 2007 Purchase Plan).

Consolidated net cash proceeds from option exercises were $2,564, $294 and $3,794 for the year ended December 31, 2017, 2016 and 2015, respectively. The Company realized no significant income tax benefit from stock option exercises during the year ended December 31, 2017, 2016 and 2015. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The Company does not match the contributions made by its employees.

NOTE 11 — INCOME TAXES

The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$(97,503)	$(87,085)	$(7,819)
Foreign	(893)	(656)	775
Loss before income taxes	$(98,396)	$(87,741)	$(7,044)

The components of income tax benefit/(expense) were as follows:

	Year Ended December 31,
Current:	2017	2016	2015
Federal	$947	$127	$(24)
State	(10)	(6)	(5)
Foreign	(521)	(86)	(183)
	416	35	(212)

Deferred:
Federal	294	328	—
Foreign	116	(62)	71
	410	266	71

Total:
Federal	1,241	455	(24)
State	(10)	(6)	(5)
Foreign	(405)	(148)	(112)
	$826	$301	$(141)

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	—	—	(0.1)
Foreign rate differential	(0.2)	(0.1)	1.0
Research and development credit	2.5	0.9	15.9
Stock-based compensation	(2.0)	(2.9)	(8.7)
FIN 48 interest and release	0.2	(0.1)	1.8
Others	0.7	0.1	0.1
Deemed dividend from foreign liquidation	(0.2)	(1.4)	—
Valuation allowance	(34.2)	(30.2)	(46.1)
Effective tax rate	0.8%	0.3%	(2.1)%

During 2017, the Company recorded a net release of its valuation allowance of $294 as result of the acquisition of Dairy Free Games Inc. in August 2017.

Deferred tax assets and liabilities consist of the following:

	December 31, 2017			December 31, 2016
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets:
Fixed assets	$46	$36	$82	$191	$40	$231
Net operating loss carryforwards	50,902	608	51,510	55,850	526	56,376
Accruals, reserves and other	14,838	101	14,939	12,006	97	12,103
Foreign tax credit	5,895	151	6,046	6,460	—	6,460
Stock-based compensation	2,476	—	2,476	3,830	—	3,830
Research and development credit	14,317	—	14,317	11,190	—	11,190
Other	2,646	—	2,646	2,011	—	2,011
Total deferred tax assets	$91,120	$896	$92,016	$91,538	$663	$92,201
Deferred tax liabilities:
Fixed assets	$—	$(16)	$(16)	$—	$(1)	$(1)
Intangible assets	(2,112)	—	(2,112)	(4,441)	(6)	(4,447)
Net deferred tax assets	89,008	880	89,888	87,097	656	87,753
Less valuation allowance	(89,008)	(503)	(89,511)	(87,097)	(464)	(87,561)
Net deferred tax assets	$—	$377	$377	$—	$192	$192

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, excluding China, because their earnings are intended to be reinvested indefinitely. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will be realized in the foreseeable future. The amount of accumulated foreign earnings of the Company’s foreign subsidiaries totaled $1,413 as of December 31, 2017. If the Company's foreign earnings were repatriated, additional tax expense might result. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings attributable to foreign subsidiaries is not practicable.

The Company recorded a release of its valuation allowance of $294, $328, and $0 during 2017, 2016, and 2015, respectively. The 2017 and 2016 releases were associated with the acquisitions of Dairy Free and Crowdstar in August 2017 and November 2016, respectively. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. The Company previously recognized a valuation allowance against its net operating loss carryforwards and determined that it should be able to utilize the benefit of those net operating losses against the deferred tax liabilities of Dairy Free and Crowdstar, respectively; therefore, it has partially released its pre-existing valuation allowance.

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that it is more likely than not that its deferred tax assets will not be utilized and has recorded a full valuation allowance against its net deferred tax assets in each of its jurisdictions except for entities in Canada, China and India. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2017 and 2016 included historical and projected future operating losses. As a result, the Company concluded that an additional valuation allowance of $1,950 and $18,240 net of the described releases, was required to reflect the change in its deferred tax assets prior to valuation allowance during 2017 and 2016, respectively.  As of  December 31, 2017 and 2016, the Company considered it more likely than not that its deferred tax assets would not be realized within their respective carryforward periods.

At December 31, 2017, the Company had net operating loss carryforwards of approximately $207,813 and $93,567 for federal and state tax purposes, respectively. These carryforwards will expire at various times between 2018 and 2037.  In addition, the Company has research and development tax credit carryforwards of approximately $13,009 for federal income tax purposes and $15,817 for California tax purposes.  The federal research and development tax credit carryforwards will begin to expire in 2023. The California state research credit will carry forward indefinitely. The Company has approximately $5,885 of foreign tax credits that will begin to expire in 2018. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2017	2016
Beginning balance	$11,011	$9,218
Reductions of tax positions taken during previous years	(260)	(806)
Additions based on uncertain tax positions related to the current period	2,621	2,590
Additions based on uncertain tax positions related to prior periods	—	43
Cumulative translation adjustment	19	(34)
Ending balance	$13,391	$11,011

The total unrecognized tax benefits as of December 31, 2017 and 2016 included approximately $13,152 and $10,590, respectively, of unrecognized tax benefits that have been netted against deferred tax assets. As of December 31, 2017, the Company does not expect the unrecognized tax benefits, if recognized, to have a material impact on its financial statements. At December 31, 2017, the Company does not anticipate that the liability for uncertain tax positions, excluding interest and penalties, that could decrease within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions in which the Company does business will have a material impact on its financial statements.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $131 of interest and penalties on uncertain tax positions as of December 31, 2017, as compared to $294 as of December 31, 2016. Approximately $96, $128 and $78 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2017, 2016 and 2015, respectively. During 2017, the Company released $273 of interest and penalties on uncertain tax positions due to the expiration of certain statutes of limitation in foreign jurisdictions in which the Company does business and in relation to winding down of a foreign subsidiary.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, the United States, Canada, China and India. The Company’s federal tax returns are open by statute for tax years 1998 and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s China income tax returns are open by statute for tax years 2015 and forward.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted, which made significant changes to various areas of the U.S. federal income tax law, including lowering of the U.S. corporate tax rate from 35 percent to 21 percent. U.S. GAAP accounting for income taxes requires that the Company record the impacts of any tax law change on its deferred income taxes in the quarter that the tax law change is enacted.  Due to the complexities involved in accounting for the enactment of the Act, in January 2018, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that have not completed their accounting for the income tax effects of The Act in the period of enactment. Specifically, SAB 118 states that companies that have not completed accounting for the effects of The Act by financial reporting deadlines may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those provisional amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes The Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In accordance with SAB 118, the Company recorded a provisional amount of a one-time negative adjustment of $34.9 million for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34.9 million for the re-measurement of valuation allowance maintained on these items.  These amounts have been estimated as provisional as the Company believes that additional analysis of its deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments.  As the Company expects regulators to issue further guidance, among other things, its estimates may change during calendar year 2018.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the period the analysis is completed, not to exceed the fourth quarter of 2018.

The Act also required companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Based on an analysis of its foreign subsidiaries and the current year financial statements, the Company does not expect to have a transition tax.

Based on its initial review of The Act, the Company does not expect that the new legislation will have a material impact on its financial statements for the year ended December 31, 2017 or its future operational results as long as the Company maintains a full valuation allowance. It is the Company’s policy to record valuation allowances when necessary to reduce deferred tax assets to the amount that it expects to realize. Currently, the Company maintains a full valuation allowance for its deferred tax assets in the U.S., Hong Kong, and China.

The Company will continue to analyze the impact of The Act on its financial statements and operations. Additional impacts, if any, will be recorded as they are identified during the measurement period as provided for in SAB 118.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Year Ended December 31,
	2017	2016	2015
United States of America	$216,468	$149,031	$171,759
Americas, excluding the United States	15,976	9,127	11,538
EMEA	33,180	24,303	36,134
APAC	21,203	18,120	30,469
	$286,827	$200,581	$249,900

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	December 31,
	2017	2016
United States of America	$13,030	$3,768
Rest of the World	1,600	1,872
	$14,630	$5,640

NOTE 13 — RESTRUCTURING

During each of 2015, 2016 and 2017, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the year ended December 31, 2015, the Company recorded $1,075 of restructuring charges relating to employee termination costs in the Company’s Beijing, China and Bellevue, Washington offices. During the year ended December 31, 2016, the Company recorded $2,279 of restructuring charges related to employee termination costs in the Company’s Long Beach, California; San Francisco, California; Bellevue, Washington; and Beijing, China offices, and lease termination costs for the Company’s Bellevue, Washington and Beijing, China offices. During the year ended December 31, 2017, the Company recorded $6,019 of restructuring charge related to employee and lease termination costs in the Company’s Bellevue, Washington; Long Beach, California; San Francisco, California; Portland, Oregon; and Beijing, China offices.

	Restructuring	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Other	Total
Balance as of December 31, 2014	$—	$—	$—	$—
Charges to operations	1,044	—	31	1,075
Non-cash charges/adjustments	—	—	—	—
Charges settled in cash	(734)	—	—	(734)
Balance as of December 31, 2015	$310	$—	$31	$341
Charges to operations	1,491	740	48	2,279
Non-cash charges/adjustments	—	122	—	122
Charges settled in cash	(1,801)	(591)	(79)	(2,471)
Balance as of December 31, 2016	$—	$271	$—	$271
Charges to operations	4,319	1,700	—	6,019
Non-cash charges/adjustments	146	44	—	190
Charges settled in cash	(4,322)	(1,399)	—	(5,721)
Balance as of December 31, 2017	$143	$616	$—	$759

NOTE 14 – QUARTERLY FINANCIAL DATA (unaudited, in thousands)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2017 and 2016. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. In its opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The operating results for any quarter should not be considered indicative of results for any future period.

	For the Three Months Ended
	2017								2016
	March 31,		June 30,		September 30,		December 31,		March 31,	June 30,	September 30,	December 31,
	(In thousands)
Revenue	$56,788		$68,679		$81,148		$80,212		$54,528	$48,363	$51,381	$46,309
Cost of revenue:
Platform commissions, royalties and other	20,860		24,761		28,898		28,980		20,320	18,534	18,918	17,467
Impairment of prepaid royalties and minimum guarantees	792	(d)	—		464	(d)	26,067	(d)	43	105	29,836	123
Impairment and amortization of intangible assets	3,262		3,171		2,363		1,535		2,324	2,336	7,320	2,812
Total cost of revenue	24,914		27,932		31,725		56,582		22,687	20,975	56,074	20,402
Gross profit	31,874		40,747		49,423		23,630		31,841	27,388	(4,693)	25,907
Operating expenses:
Research and development	25,032		23,989		22,004		21,395		20,312	20,721	20,080	20,766
Sales and marketing	17,287		30,952		29,776		26,341		12,624	10,935	10,104	14,387
General and administrative	8,497		8,678		8,698		8,552		7,984	7,096	7,011	8,134
Restructuring charge	3,712	(a)	926	(b)	1,402	(c)	(21)		106	2,116	57	—
Total operating expenses	54,528		64,545		61,880		56,267		41,026	40,868	37,252	43,287
Income/(loss) from operations	(22,654)		(23,798)		(12,457)		(32,637)		(9,185)	(13,480)	(41,945)	(17,380)
Interest and other income/(expense), net	(122)		53		(271)		(6,510)	(e)	469	(4,453)	(1,653)	(114)

Income/(loss) before income taxes	(22,776)		(23,745)		(12,728)		(39,147)		(8,716)	(17,933)	(43,598)	(17,494)
Income tax benefit/(provision)	12		177		1,057		(420)		166	(16)	(129)	280
Net income /(loss)	$(22,764)		$(23,568)		$(11,671)		$(39,567)		$(8,550)	$(17,949)	$(43,727)	$(17,214)

Net income/(loss) per share
Basic	$(0.17)		$(0.17)		$(0.09)		$(0.29)		$0.07	$(0.14)	$(0.33)	$(0.13)
Diluted	$(0.17)		$(0.17)		$(0.09)		$(0.29)		$0.07	$(0.14)	$(0.33)	$(0.13)

(a)

Includes $2,678 of restructuring charges relating to employee termination costs in the Company’s Long Beach, San Francisco, Portland, Bellevue, and APAC offices, and $1,034 of restructuring charges relating to facility costs in the Company’s Portland and Bellevue offices.

(b)

Includes $780 of restructuring charges relating to employee termination costs in the Company’s APAC, Portland, Long Beach and Bellevue offices, and $146 of restructuring charges relating to facility costs in the Company’s Portland and China offices.

(c)

Includes $909 of restructuring charges relating to employee termination costs in the Company’s  San Francisco and Long Beach offices, and $493 of restructuring charges relating to facility costs in the Company’s Long Beach office.

(d)	These charges are related to impairment of prepaid guaranteed royalties for certain celebrity license agreements, and certain other prepaid royalties.
(e)	Mainly related to $6,459 loss on sale of a foreign subsidiary.

.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 72.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders.   For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors.  Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors.  We disclose on our website amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors.

Item 11.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2017, concerning securities authorized for issuance under all of our equity compensation plans:  our 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Equity Inducement Plan (the “Inducement Plan”).

	Number of
	Securities to be		Weighted	Number of Securities
	Issued Upon		Average	Remaining Available for
	Exercise of Outstanding		Exercise Price of	Future Issuance Under
	Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights (1)	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	$22,113,763		$3.13	7,854,439	(2)
Equity compensation plans not approved by security holders	5,460,194	(3)	$2.23	1,860,754	(4)
Total	27,573,957			9,715,193

(1)	The weighted average exercise price does not take into account the shares subject to outstanding RSUs and PSUs, which have no exercise price.
(2)

Represents 3,568,996 shares available for issuance under our the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options (including PSOs), stock appreciation rights, restricted stock, stock awards and RSUs; and 4,285,443 shares available for issuance under the ESPP.

(3)	Represents outstanding options under the Inducement Plan.
(4)	Represents shares available for issuance under the Inducement Plan, under which we may only grant non-qualified stock options and RSUs.

Our Board of Directors adopted the Inducement Plan in March 2008 to augment the shares available under our 2007 Plan.  We have not sought stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan are granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with us. As of December 31, 2017, we had reserved a total of 9,969,245 shares of our common stock for grant and issuance under the Inducement Plan since its inception, of which, 5,460,194 shares were subject to outstanding stock options and RSUs and 1,860,754 shares remained available for issuance. The remaining 2,648,297 shares represent shares that were subject to previously granted stock options or RSUs under the Inducement Plan that have been exercised by the option holders or settled for shares of our common stock.

The Inducement Plan initially permitted us to grant only non-qualified stock options.  However, effective November 2013, the Compensation Committee amended the Inducement Plan to permit the award of RSUs under the plan.  We may grant non-qualified stock options under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of our Board of Directors.  The fair value of our common stock is determined by the last sale price of our stock on The Nasdaq Global Select Market on the date of determination.  If any option or RSU granted under the Inducement Plan expires or terminates for any reason without being exercised in full, are used to satisfy tax withholding obligations with respect to the award, or otherwise terminate without the underlying shares being issued, such unexercised, tax-settled, or otherwise terminated shares will be available for grant under the Inducement Plan.  All outstanding awards are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the Inducement Plan.  If we were acquired and the acquiring corporation did not assume or replace the awards granted under the Inducement Plan, or if we were to liquidate or dissolve, all outstanding awards will expire on such terms as our Board of Directors determines.

For more information regarding the Inducement Plan, see Note 9 of Notes to Consolidated Financial Statements in Item 8 of this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Stock Transfer Agreement by and among Glu Mobile Inc., Time Warner Inc., Intel Capital Corporation and certain other stockholders of Crowdstar Inc., dated November 2, 2016.	8-K	001-33308	2.01	11/03/16

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc., adopted on March 7, 2014.	8-K	001-33368	99.01	03/13/14

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of October 24, 2013.	8-K	001-33368	99.01	10/29/13

10.02(A)#	Amended & Restated 2007 Equity Incentive Plan, as amended and restated through June 8, 2017.	10-Q	001-33368	10.02	08/07/17

10.02(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement and (d) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.02(C)#	For the 2007 Equity Incentive Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement.	10-Q	001-33368	10.08	08/09/13

10.02(D)#

For the 2007 Equity Incentive Plan, forms of (a) Notice of Performance Stock Option Grant Agreement (One Year Vesting Term), (b) Notice of Performance Stock Option Grant Agreement (Three Year Vesting Term), and (c) Notice of Performance Restricted Stock Unit Award Agreement.

						X

10.03#	2007 Employee Stock Purchase Plan, as amended and restated through June 8, 2017.	10-Q	001-33368	10.01	08/07/17

10.04(A)#	2008 Equity Inducement Plan, as amended effective November 14, 2016.	8-K	001-33368	99.01	11/18/16

10.04(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.04(C)#	For the 2008 Equity Inducement Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.	10-K	001-33368	10.05	03/14/14

10.05#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.06#	Executive Chairman Agreement between Glu Mobile Inc. and Niccolo M. de Masi, dated November 2, 2016.	8-K	001-33368	10.01	11/03/16

10.07#	Summary of Compensation Terms of Nick Earl.	8-K	001-33368		10/11/17

10.08#	Executive Employment Agreement, effective as of November 10, 2016, by and between Glu Mobile Inc. and Nick Earl.	10-K	001-33368	10.08	03/10/17

10.09#	Change of Control Severance Agreement between Glu Mobile Inc. and Nick Earl, effective as of November 10, 2016.	10-K	001-33368	10.09	03/10/17

10.10#	Summary of Change of Control Severance Agreement between Glu Mobile Inc. and Nick Earl, dated as of February 8, 2016.	10-K	001-33368	10.20	03/04/16

10.11#	Summary of Compensation Terms of Eric R. Ludwig.	8-K	001-33368		10/11/17

10.12#	Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.09	03/13/09

10.13#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of October 10, 2008.	10-Q	001-33368	10.02	11/14/11

10.14#	Summary of Compensation Terms of Chris Akhavan.	8-K	001-33368		10/11/17

10.15#	Change of Control Severance Agreement between Glu Mobile Inc. and Chris Akhavan, dated as of April 22, 2013.	10-Q	001-33368	10.02	08/09/13

10.16#	Summary of Compensation Terms of Scott J. Leichtner.	8-K	001-33368		10/11/17

10.17#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Scott J. Leichtner, dated as of July 7, 2011.	10-K	001-33368	10.15	03/15/13

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.18#	Transitional Employment and Separation Agreement by and between Tim Wilson and Glu Mobile Inc., dated August 22, 2017	8-K	001-33368	99.01	08/23/17

10.19#	Glu Mobile Inc. 2017 Executive Bonus Plan	8-K	001-33368	99.01	02/03/17

10.20#	Non-Employee Director Compensation Program, effective as of June 8, 2017.					X

10.21	Lease, dated as of May 9, 2017 between Howard Street Associates LLC and Glu Mobile Inc.	8-K	001-33368	99.01	05/15/17

10.22	Common Stock Warrant, between Glu Mobile Inc. and MGM Interactive Inc., dated as of July 15, 2013.	S-3	333-190545	4.03	08/09/13

10.23	iOS Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.	10-K	001-33368	10.27	03/15/13

10.24	Android Market Developer Distribution Agreement between Glu Games Inc. and Google Inc., as amended to date.	10-K	001-33368	10.28	03/15/13

10.25+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q/A	001-33368	10.01	10/12/12

10.26+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari Inc.	10-Q	001-33368	10.02	08/09/12

10.27++	Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 29, 2017.					X

10.28+	License Agreement, dated as of November 5, 2013, by and between Glu and Kimsaprincess, Inc., as amended June 13, 2014 and September 2, 2014.	10-Q	001-33368	10.01	11/10/14

10.29+	Amendment No. 3 dated September 16, 2016 to License Agreement, dated as of November 5, 2013, by and between Glu and Kimsaprincess, Inc., as previously amended June 13, 2014 and September 2, 2014.	10-Q	001-33368	10.01	11/09/16

10.30++	Share Purchase Agreement, dated as of December 31, 2017, by and between Saber Interactive and Glu Mobile Inc.					X

10.31++	Asset Purchase and License Agreement, dated as of December 31, 2017, by and between MGL My.com (Cyprus) Limited and Glu Mobile Inc.					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
21.01	List of Subsidiaries of Glu Mobile Inc.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (see the Signature Page to this report).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a). *					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

#Indicates a management compensatory plan or arrangement.

+Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to an order granting confidential treatment issued by the SEC under Rule 24b-2 as promulgated under the Exchange Act.

++Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request seeking confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.

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

GLU MOBILE INC.

Date: March 9, 2018	By:	/s/ Nick Earl
Nick Earl, President and Chief Executive Officer

Date: March 9, 2018	By:	/s/ Eric R. Ludwig
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

Signature	Title	Date

/s/ Nick Earl	President, Chief Executive Officer	March 9, 2018
Nick Earl	and Director
(Principal Executive Officer)

/s/ Eric R. Ludwig	EVP, Chief Operating Officer and Chief Financial Officer	March 9, 2018
Eric R. Ludwig	(Principal Financial Officer)

/s/ Gordon Lee	Vice President of Accounting	March 9, 2018
Gordon Lee	(Principal Accounting Officer)

/s/ Niccolo de Masi	Executive Chairman	March 9, 2018
Niccolo de Masi

/s/ Benjamin T. Smith IV	Lead Director	March 9, 2018
Benjamin T. Smith IV

/s/ Eric R. Ball	Director	March 9, 2018
Eric R. Ball

Director
Greg Brandeau

/s/ Ben Feder	Director	March 9, 2018
Ben Feder

/s/ Ann Mather	Director	March 9, 2018
Ann Mather

/s/ Hany M. Nada	Director	March 9, 2018
Hany M. Nada

/s/ Gabrielle Toledano	Director	March 9, 2018
Gabrielle Toledano