Form 10-Q
period 2018-03-31
GLU MOBILE INC
filed 2018-05-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-33368

Glu Mobile Inc.

(Exact name of the Registrant as Specified in its Charter)

Delaware	91-2143667
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

875 Howard Street, Suite 100

San Francisco, California 94103

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

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2018: 139,660,141

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$48,306	$63,764
Accounts receivable, net	34,421	34,673
Prepaid royalties	3,457	2,994
Deferred royalties	3,590	4,364
Deferred platform commission fees	21,923	20,446
Restricted cash	602	602
Prepaid expenses and other assets	7,202	10,733
Total current assets	119,501	137,576
Property and equipment, net	14,073	14,630
Long-term prepaid royalties	8,861	9,302
Other long-term assets	3,373	3,299
Intangible assets, net	16,797	18,264
Goodwill	116,227	116,227
Total assets	$278,832	$299,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,600	$21,203
Accrued liabilities	1,172	1,154
Accrued compensation	6,835	20,603
Accrued royalties	8,503	11,782
Accrued restructuring	516	759
Deferred revenue	72,648	77,403
Total current liabilities	104,274	132,904
Long-term accrued royalties	6,868	7,300
Other long-term liabilities	5,280	5,234
Total liabilities	116,422	145,438

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at March 31, 2018 and December 31, 2017; 139,654 and 138,745 shares issued and outstanding at March 31, 2018 and December 31, 2017	14	14
Additional paid-in capital	596,866	589,962
Accumulated other comprehensive income/(loss)	20	(6)
Accumulated deficit	(434,490)	(436,110)
Total stockholders’ equity	162,410	153,860
Total liabilities and stockholders’ equity	$278,832	$299,298

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$81,443	$56,788
Cost of revenue:
Platform commissions, royalties and other	29,167	20,860
Impairment of prepaid royalties and minimum guarantees	99	792
Amortization of intangible assets	1,467	3,262
Total cost of revenue	30,733	24,914
Gross profit	50,710	31,874
Operating expenses:
Research and development	22,710	25,032
Sales and marketing	26,810	17,287
General and administrative	7,890	8,497
Restructuring charge	80	3,712
Total operating expenses	57,490	54,528
Loss from operations	(6,780)	(22,654)
Interest and other expense, net	(251)	(122)
Loss before income taxes	(7,031)	(22,776)
Income tax (expense)/benefit	(175)	12
Net loss	$(7,206)	$(22,764)

Net loss per common share - basic and diluted	(0.05)	(0.17)

Weighted average common shares outstanding - basic and diluted	139,108	134,336

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(7,206)	$(22,764)
Other comprehensive income/(loss):
Foreign currency translation adjustments	26	(12)
Other comprehensive income/(loss)	26	(12)
Comprehensive loss	$(7,180)	$(22,776)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,206)	$(22,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	976	790
Amortization of intangible assets	1,467	3,262
Stock-based compensation	6,308	3,541
Impairment of prepaid royalties and minimum guarantees	99	792
Other non-cash adjustments	846	368
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	252	(5,575)
Prepaid royalties	(1,945)	(12,207)
Deferred royalties	(15)	145
Deferred platform commission fees	(1,477)	(3,479)
Prepaid expenses and other assets	1,216	(1,542)
Accounts payable and other accrued liabilities	(5,994)	(1,319)
Accrued compensation	(13,768)	(3,959)
Accrued royalties	(1,887)	756
Deferred revenue	4,860	11,748
Accrued restructuring	(243)	755
Other long-term liabilities	46	(327)
Net cash used in operating activities	(16,465)	(29,015)

Cash flows from investing activities:
Purchase of property and equipment	(1,010)	(413)
Proceeds from divestiture of Moscow studio	1,726	—
Net cash provided by (used in) investing activities	716	(413)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	1,303	778
Taxes paid related to net share settlement of equity awards	(955)	(381)
Net cash provided by financing activities	348	397

Effect of exchange rate changes on cash	(57)	(69)
Net decrease in cash, cash equivalents and restricted cash	(15,458)	(29,100)
Cash, cash equivalents and restricted cash at beginning of period	64,366	103,414
Cash, cash equivalents and restricted cash at end of period	$48,908	$74,314

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2018 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2018 and 2017, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of March 31, 2018 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, operating loss, net loss, cash flows, total assets, total liabilities or stockholders’ equity.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

In 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Restricted Cash and ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In addition, the Company condensed certain line items on the current period cash flow statement. Accordingly, the condensed consolidated statement of cash flow for the three months ended March 31, 2017 has been reclassified to conform with the current period presentation under this new guidance. The Company adopted ASU 2016-18 by removing the line item “Decrease in restricted cash” from cash flows from investing activities for the three months ended March 31, 2017. This resulted in an increase in net cash used in investing activities of $148, reflecting the reclassification of the change in restricted cash during the three months ended March 31, 2017.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended
	March 31,
	2018	2017
Apple	57.8%	52.9%
Google	29.5%	29.7%

At March 31, 2018, Apple Inc. (“Apple”) accounted for 62.0% and Google Inc. (“Google”) accounted for 20.4% of total accounts receivable. At December 31, 2017, Apple accounted for 58.0% and Google Inc. accounted for 17.1%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted ASU 2014-09 and its related amendments effective on January 1, 2018 using the modified retrospective method. See Note 3 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. The Company adopted this guidance in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The updated standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this guidance in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(7,206)	$(22,764)
Shares used to compute net loss per share:
Weighted average common shares outstanding	139,108	134,336
Weighted average shares used to compute basic and diluted net loss per share	139,108	134,336
Net loss per share - basic and diluted	$(0.05)	$(0.17)

The weighted average of the following options to purchase common stock, warrants to purchase common stock, and restricted stock units (“RSUs”) have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2018	2017
Warrants to purchase common stock	3,267	4,267
Options to purchase common stock	18,166	16,571
RSUs	5,461	7,954
	26,894	28,792

Note

Note 3 — Revenue from Contracts with Customers

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

The users can download the Company’s free-to-play games within the Digital Storefronts and pay to acquire virtual currency which can be redeemed in the game for virtual goods. The Company sells both consumable and durable virtual goods and receives reports from the Digital Storefronts, which breakdown the various purchases made from the Company’s games over a given time period. The Company reviews these reports and determines on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items that can be purchased directly by the player through the Digital Storefront and are consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items that remain in the game for as long as the player continues to play. The Company’s revenue from consumable virtual goods has been insignificant over the previous two years. Revenue from durable virtual goods are generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as furniture, clothes, players or other items to enhance their game-playing experience.

The Company adopted ASC 606 and its related amendments effective January 1, 2018 using a modified retrospective method. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)	Allocate the transaction price to performance obligations in the contract

All of the Company’s contracts have a single performance obligation. The entire transaction price is allocated to the single performance obligation.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2018:

Three Months Ended
March 31, 2018
Micro-Transactions (Over-time revenue recognition)	$71,926
Advertisements (point-in-time revenue recognition)	1,556
Offers (point-in-time recognition)	7,801
Other (point-in-time recognition)	160
Total Revenue	$81,443

The Company reports as a single segment – mobile games. In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition.

Micro-Transactions

The Company distributes its games for smartphones and tablets to the end customer through Digital Storefronts. Within these Digital Storefronts, users can download the Company’s free-to-play games and pay to acquire virtual currency which can be redeemed in the game for virtual goods. The initial download of the mobile game from the Digital Storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606. The Company has identified the following performance obligations in these contracts:

(1)

Ongoing game related services such as hosting of game play, storage of customer content, when and if available content updates, maintaining the virtual currency management engine, tracking gameplay statistics, matchmaking as it relates to multiple player gameplay, etc.

(2)	Obligation to the paying player to continue displaying and providing access to the purchased virtual goods within the game.

Neither of these obligations are considered distinct since the actual mobile game and the related ongoing services are both required to purchase and benefit from the related virtual goods. As such, the Company’s performance obligations represent a single combined performance obligation which is to make the game and the ongoing game related services available to the players. The transaction price, which is the amount paid for virtual currency/goods by the player, is allocated entirely to this single combined performance obligation. The Company recognizes revenue from in-application purchases of durable virtual currency/goods over the estimated average playing period of paying users. The Company’s revenue from consumable virtual goods has been insignificant over the previous two years. Based on the Company’s analysis, the estimated weighted average useful life of a paying user ranges from three to eight months.

Advertisements and Offers

The Company has relationships with certain advertising service providers for advertisements within its mobile games. Revenue from these advertising service providers is generated through impressions, clickthroughs, offers and banner ads. Offers are the type of advertisements where the players are rewarded with virtual currency for completing specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey. The Company has determined the advertising buyer (“Advertiser”) to be its customer and displaying the advertisements within the mobile games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at the point-in-time the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services.

Other

Other revenue was immaterial for the three months ended March 31, 2018.

Other Estimates and Judgments

The Company estimates revenue from Digital Storefronts and advertising service providers in the current period. Certain Digital Storefronts and advertising service providers provide reliable interim preliminary reporting and others report sales data within a reasonable time frame following the end of each month, both of which allow the Company to make reasonable estimates of revenue and therefore to recognize revenue during the reporting period. Determination of the appropriate amount of revenue recognized involves judgments and estimates that the Company believes are reasonable, but it is possible that actual results may differ from the Company’s estimates. When the Company receives the final reports, to the extent not received within a reasonable time frame following the end of each month, the Company records any significant differences between estimated revenue and actual revenue in the reporting period when the Company determines the actual amounts. Historically, the revenue on a final revenue report has not differed significantly from the reported revenue for the period.

The Company computes its estimated average playing period of paying users at least twice each year. It has examined the playing patterns of paying users across a representative sample of its games across various genres.

The Company uses the “survival analysis” model to estimate the average playing period for paying users. This model provides for a singular approach to estimating the average playing period of paying users on a title by title basis for the Company’s diverse portfolio of games. It is a statistical model that analyzes time duration until one or more events happens and is commonly used in various industries for estimating lifespans. The Company believes this is an appropriate model to estimate the average playing period of paying users for its titles as this model statistically estimates the average playing period of each title by analyzing the historical behavior patterns of paying users.

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

The Company has selected a threshold of 120 days from the commercial launch of a title as the minimum number of days of data required for this model. This threshold was deemed to be appropriate as the Company tested the model using lower thresholds which resulted in inconsistencies in the estimate of the average playing period of paying users. For new titles with less than 120 days of data that share similar attributes with an existing title and/or prequel titles, the average playing period is determined based on the average playing period of that existing title or prequel title, as applicable. For all other titles with less than 120 days of data, the average playing period is determined based on the average playing period of all other remaining existing titles.

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

Principal Agent Considerations

The Company evaluated its Digital Storefront and advertising service provider agreements under ASC 606 in order to determine if it is acting as the principal or as an agent when selling its games or when selling advertisements within its games. The Company primarily uses Digital Storefronts for distributing its smartphone games and advertising service providers for serving advertisements within its games. The Company evaluated the following factors to assess whether it controls each specified good or service before that good or service is transferred to the customer:

•	the party responsible for the fulfillment of the game or serving of advertisements;
•	the party having the discretion to set pricing with the end-users; and
•	the party having inventory risk before the specified good or service have been transferred to a customer.

Based on the evaluation of the above indicators, the Company determined that it has control of the services before they are transferred to the end-user. Thus, the Company is generally acting as a principal and is the primary obligor to end-users for games distributed through Digital Storefronts and advertisements served through its advertising service providers. Therefore, the Company recognizes revenue related to these arrangements on a gross basis, when the necessary information about the gross amounts or platform fees charged, before any adjustments, are made available by the Digital Storefronts and advertising service providers.  In situations where the price paid by the end-user of the advertising service provider is not known, the Company accounts for these transactions on a net basis.

Deferred Platform Commissions and Royalties

Digital Storefronts retain platform commissions and fees on each purchase made by the paying players through the Digital Storefront. The Company is also obligated to pay ongoing licensing fees in the form of royalties related to the games developed based on or significantly incorporating licensed brands, properties or other content, and the Company plans to incorporate additional licensed content in some of its own originally branded games. As revenue from sales to paying players through Digital Storefronts are deferred, the related direct and incremental platform commissions and fees as well as third-party royalties are also deferred on the consolidated balance sheets. The deferred platform commissions and royalties are recognized in the consolidated statements of operations in “Cost of revenue” in the period in which the related sales are recognized as revenue.

On the date of adoption of ASC 606, the Company had $20,446 in deferred platform commission fees and $3,575 in deferred royalties, of which $15,484 and $3,012, respectively, was amortized in the three months ended March 31, 2018. As of March 31, 2018, the Company had $21,923 and $3,590 in deferred platform commission fees and deferred royalties, respectively.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018:

	As
	Reported		As Adjusted
	December	Adjustments	January 1,
Balances	31, 2017		2018
Deferred royalties	$4,364	$(789)	$3,575
Deferred revenue	$77,403	$(9,615)	$67,788
Accumulated deficit	$(436,110)	$8,826	$(427,284)

Sale of Offer Advertisements

Under the previous guidance, the fees received for offer advertisements were deferred and recognized over the average playing period of paying users. Under ASC 606, the sale of offer advertisements that result in users receiving virtual currency for redemption within a game is recognized at the time such advertisements are delivered and reported to the Company as the performance obligations are deemed to be satisfied when the advertisement has been displayed in the game.

Income Taxes

The adoption of ASC 606 primarily resulted in an acceleration of revenue in the three months ended March 31, 2018, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance.

Practical Expedients

We applied the following expedients available under the cumulative effect method upon adoption of ASC 606:

1.

practical expedient listed under 606-10-65-1(f)(3), and chose not to disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application – i.e., January 1, 2018.

2.	practical expedient listed under 606-10-65-1(h), and chose not to restate contracts that were completed contracts as of the date of initial application i.e., January 1, 2018.

Impacts on Financial Statement Line Items

The following table compares the reported line items in the balance sheet, statement of operations and cash flows, as of and for the three months ending March 31, 2018, to the amounts that the Company would have reported had the previous guidance been in effect:

	As of March 31, 2018
	Amounts based		As
	on previous guidance	Adjustments	Reported

Balance Sheet
Deferred royalties	$4,270	$(680)	$3,590
Total current assets	120,181	(680)	119,501
Total assets	279,512	(680)	278,832
Deferred revenue	80,604	(7,956)	72,648
Total current liabilities	112,230	(7,956)	104,274
Total liabilities	124,378	(7,956)	116,422
Accumulated deficit	(441,765)	7,275	(434,490)
Total stockholders' equity	155,135	7,275	162,410
Total liabilities and stockholders' equity	$279,512	$(680)	$278,832

ASC 606 accelerated the recognition of revenue and royalty costs related to offer advertisements which was previously recognized over the estimated average playing period of paying players. As of March 31, 2018, the deferred revenue and deferred royalties would have been higher by $7,956 and $680, respectively had the previous guidance been in effect.

	Three Months Ended March 31, 2018
	Amounts based		As
	on previous guidance	Adjustments	Reported
Statement of Operations
Revenue	$83,102	$(1,659)	$81,443
Platform commissions, royalties and other	29,276	(109)	29,167
Total cost of revenue	30,842	(109)	30,733
Gross profit	52,260	(1,550)	50,710
Loss from operations	(5,230)	(1,550)	(6,780)
Loss before income taxes	(5,481)	(1,550)	(7,031)
Net loss	$(5,656)	$(1,550)	$(7,206)

Net loss per common share - basic and diluted	$(0.04)		$(0.05)

The acceleration of revenue recognition and royalty costs related to offer advertisements under ASC 606 resulted in revenue and royalties to be lower by $1,659 and $109, respectively, for the three months ended March 31, 2018 than they would have been under legacy GAAP.

The net impact of accounting for revenue and royalties under the new guidance decreased net loss and net loss per share by $1,550 and $0.01 per basic and diluted share, respectively.

	Three Months Ended March 31, 2018
	Amounts based		As
	on previous guidance	Adjustments	Reported
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(5,656)	$(1,550)	$(7,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred royalties	94	(109)	(15)
Deferred revenue	3,201	1,659	4,860
Net cash provided by operating activities	$(16,465)	$—	$(16,465)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net loss and changes in working capital balances.

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	March 31, 2018	At Adoption
Receivables, which are included in accounts receivable, net	$34,421	$34,673
Contract assets	-	-
Contract liabilities	$72,648	$67,788

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract asset relates to the Company’s right to consideration for its completed performance under the contract.  At March 31, 2018, there were no contract assets recorded in the Company’s consolidated balance sheet. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as we perform under the contract. On the date of adoption of ASC 606, the Company had $67,788 in deferred revenue of which $51,306 was earned in the three months ended March 31, 2018.

ASC 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). For the three months ending March 31, 2018, there was $0 in revenue recognized relating to performance obligations satisfied in prior periods.

The Company elects to use the practical expedient under 606-10-50-14 which states an entity need not disclose the information in paragraph 606-10-50-13 for a performance obligation if the following criteria are met:

1.	the performance obligation is part of a contract that has an original expected duration of one year or less; and
2.	the entity recognizes revenue from the satisfaction of the performance obligation in accordance with paragraph 606-10-55-18 (right to invoice).

Since all of the Company’s contracts have an original expected duration of one year or less, the Company elects to use this practical expedient and does not disclose the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations.

Note 4 — Business Combinations / Divestiture

Divestiture of Moscow Studio

On December 31, 2017, the Company entered into the following agreements related to the divestiture of its Moscow-based game development studio (the “Moscow Studio”) through the sale of its wholly-owned UK subsidiary Glu Mobile (Russia) Limited (“GMRL”):

•	Share Purchase Agreement (the “SPA”) between the Company and Saber Interactive (“Saber”);
•	Transitional Services Agreement (the “TSA”) among the Company, Saber and MGL. My.com (Cyprus) Limited (“MGL”); and
•	Asset Purchase and License Agreement (the “APLA”) between the Company and MGL.

The total cash consideration the Company is receiving under the SPA and APLA is $3,226 of which $1,726 was received in January 2018. The remaining $1,500 became due and payable in March 2018 upon completion of the transition of the legacy titles from the Moscow studio to the Company’s Hyderabad studio. As of March 31, 2018, the cash consideration of $1,000 net of a transition bonus payment of $500 is included in prepaid expenses and other current assets on the consolidated balance sheet.

In connection with the activities related to the transition under the Transitional Services Agreement that occurred in the first quarter of 2018, the Company recorded the following expenses in the three months ended March 31, 2018:

•	$500 related to bonuses that became due to the employees of the Moscow Studio and GMRL.
•	$514 related to the vesting of 147 shares subject to equity awards held by certain employees of the Moscow Studio and GMRL.
•	$515 related to the amortization of transition services assets that were capitalized as part of the transaction consideration.

The Company’s divestiture of the Moscow Studio was part of the Company’s efforts to consolidate its studio locations, focusing on a new scaled creative center in San Francisco and a low cost, repeatable location in Hyderabad, India. This divestiture was not presented in discontinued operations in the consolidated statement of operations, because it did not represent a strategic shift in the Company’s business and is not expected to have a significant effect on the Company’s operations or financial results, as the Company continued operating similar businesses after the divestiture.

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

Valuation Methodology

The fair value of the in-process research and development acquired from Dairy Free was determined using the replacement cost method under the cost approach. The replacement cost was estimated based on the historical research and development expenses incurred, adjusted for an estimated developer’s profit and rate of return in accordance with accepted valuation methodologies.

Pro Forma Financial Information

The results of operations for Dairy Free and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s unaudited consolidated financial statements since the date of acquisition. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Dairy Free, for the periods shown as if the acquisition of Dairy Free had occurred on January 1, 2016. The pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

Three months ended March 31,
2017
Total pro forma revenue	$56,788
Pro forma net loss	(23,090)
Pro forma net loss per share - basic	(0.17)
Pro forma net loss per share - diluted	(0.17)

Note 5 — Fair Value Measurements

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

As of March 31, 2018, the Company’s financial assets are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	March 31, 2018
Financial Assets
Cash and cash equivalents	$48,306	$—	$—	$48,306
Restricted cash	602	—	—	602
Other investments	—	—	1,410	1,410
Total Financial Assets	$48,908	$—	$1,410	$50,318

As of December 31, 2017, the Company’s financial assets are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2017
Financial Assets
Cash and cash equivalents	$63,764	$—	$—	$63,764
Restricted cash	602	—	—	602
Other investments	—	—	1,410	1,410
Total Financial Assets	$64,366	$—	$1,410	$65,776

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as the Company purchased these investments in fiscal 2017 and there has been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at March 31, 2018.

Note 6 — Balance Sheet Components

Accounts Receivable, net

	March 31,	December 31,
	2018	2017
Accounts receivable	$34,421	$35,510
Less: Allowance for doubtful accounts	—	(837)
	$34,421	$34,673

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no significant bad debts during the three months ended March 31, 2018 and 2017.

Prepaid Expenses and Other Assets

	March 31,	December 31,
	2018	2017
Deposits	$3,576	$5,464
Other	3,626	5,269
	$7,202	$10,733

Cas

Note 7 — Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	Three Months Ended
	March 31,
	2018	2017
Cash and cash equivalents at beginning of period	$63,764	$102,102
Restricted cash at beginning of the period	602	1,312
Cash, cash equivalents and restricted cash at beginning of period	$64,366	$103,414
Cash and cash equivalents at end of period	48,306	73,150
Restricted cash at end of the period	602	1,164
Cash, cash equivalents and restricted cash at end of period	$48,908	$74,314

The Company’s restricted cash is included in current assets as of March 31, 2018 and December 31, 2017. As of March 31, 2017, the Company’s restricted cash included $1,054 in current assets and $110 in long term assets. As of December 31, 2016, the Company’s restricted cash is included in long term assets. Restricted cash primarily includes deposits that the Company has provided for lines of credit to secure its obligations under operating leases.

Note 8 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at March 31, 2018 and December 31, 2017 were as follows:

		March 31, 2018			December 31, 2017
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value *	Expense *	Value *	Value *	Expense *	Value *
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$40,317	$(28,286)	$12,031	$40,317	$(27,248)	$13,069
Carrier contract and related relationships	5 yrs	5,000	(3,648)	1,352	5,000	(3,398)	1,602
Trademarks	7 yrs	5,000	(4,286)	714	5,000	(4,107)	893
In-process research and development	N/A	2,700	—	2,700	2,700	—	2,700
Total intangibles assets		$53,017	$(36,220)	$16,797	$53,017	$(34,753)	$18,264
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

During the three months ended March 31, 2018 and 2017, the Company recorded amortization expense in the amounts of $1,467 and $3,262, respectively, in cost of revenue.

As of March 31, 2018, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2018 (remaining 9 months)	$4,403
2019	4,936
2020	3,258
2021	1,500
Total intangible assets subject to amortization	14,097
In-process research and development*	2,700
Total intangible assets, net	$16,797

* The in-process research and development intangible asset will be amortized on a straight-line basis over its estimated life of three years upon successful completion of the game under development.

Goodwill

Goodwill for the periods indicated was as follows:

	March 31, 2018	December 31, 2017
Goodwill	$189,338	$189,943
Accumulated impairment losses	(73,111)	(73,111)
Balance as of January 1	116,227	116,832
Goodwill acquired during the year	—	573
Effects of foreign currency exchange	—	42
Write off from the sale of a foreign subsidiary	—	(1,220)
Balance as of period ended	$116,227	$116,227

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

Note 9 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through December 2027. Rent expense for the three months ended March 31, 2018 and 2017 was $1,445 and $1,171, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

The Company has provided deposits for lines of credit totaling $492 to secure its obligations under the leases, which have been classified as restricted cash on the Company’s consolidated balance sheet as of March 31, 2018.

In May 2017, the Company entered into a lease for approximately 57,000 square feet of office space for its new San Francisco headquarters (the “Lease”). The term of the Lease began on July 1, 2017 and the Company obligation to pay rent started on December 4, 2017 (the “Rent Commencement Date”). The term of the Lease will expire on the tenth anniversary of the Rent Commencement Date. The Company paid a security deposit of $1,542 in connection with the Lease which has been classified within other long term assets on the Company’s consolidated balance sheet as of March 31, 2018.  The security deposit will be reduced to $1,000 on or after April 1, 2019, provided the Company has generated annual bookings of at least $250,000 for two consecutive fiscal years and is otherwise not in default under the Lease.

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

At March 31, 2018, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2018 (remaining 9 months)	$989	$250
2019	4,723	—
2020	2,300	—
	$8,012	$250

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Future developer commitments as of March 31, 2018, were $250. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $7,805 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Accordingly, the Company had recorded no liabilities for these agreements as of March 31, 2018 and December 31, 2017.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. The Company had recorded no liabilities for these provisions as of March 31, 2018 and December 31, 2017.

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

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), the Company and additional yet-to-be-named defendants.  The complaint alleges (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by the Company and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from the Company’s acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng is seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  The Court has deemed the case to be complex and, pursuant to an order issued on March 20, 2018, has stayed discovery pending further order and the defendants’ obligation to respond to the complaint until sometime after the first Case Management Conference, which is scheduled to occur on July 20, 2018.  The Company believes that the allegations against the Company are without merit and intends to vigorously defend itself in this matter.

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

 Note 10 — Stockholders’ Equity

Warrants to Purchase Common Stock

Warrants outstanding at March 31, 2018 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2017	3,267	$3.79	5.33
Granted	-	-
Exercised	-	-
Warrants outstanding, March 31, 2018	3,267	$3.79	5.33

During the three months ended March 31, 2018 and 2017, the Company recognized expense with respect to these warrants of $248 and $62 respectively.

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

Grant of Performance Options in Lieu of 2018 Cash Bonus

In October 2017, the Compensation Committee of the Board of Directors, or (the “Committee”), determined that for 2018, instead of providing the Company’s senior executives and vice presidents of departments (the “Executives”) with a cash-based annual bonus plan, it would provide them with the opportunity to earn an equivalent value of performance-based stock options (“PSOs”) to the extent that the Company achieves certain bookings and Adjusted EBITDA (defined as non-GAAP operating income excluding depreciation and royalty impairments) targets during 2018.  The Committee similarly replaced 50% of the Company’s creative leaders’ annual bonus opportunity with an equivalent value of PSOs.

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

Grant of PSOs and PSUs as Part of Annual Refresh Grants

The Committee determined to award a significant portion of the value of annual equity grants to the Executives and creative leaders in PSOs and performance-based RSUs (“PSUs”). These awards will be earned to the extent that the Company achieves certain bookings and Adjusted EBITDA (defined as non-GAAP operating income excluding depreciation and royalty impairments) targets during 2018, 2019 and 2020, with one-third of the maximum shares subject to the PSOs and PSUs earnable in each of those years. There are separate and increasing Adjusted EBITDA thresholds and bookings goals for 2018, 2019 and 2020. To the extent that the Company achieves the Adjusted EBITDA threshold for a given year and generates bookings between two of the goals, the number of PSOs or PSUs earned for such year will be calculated on a linear basis. If the Company does not achieve an Adjusted EBITDA threshold or bookings goals in any year and less than the full amount of shares are earned for such year, the Executive or creative leader cannot recapture those shares through overachievement of the maximum Adjusted EBITDA thresholds and bookings goals in subsequent years.

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

2008 Equity Inducement Plan

In March 2008, the Company’s Board of Directors adopted the 2008 Equity Inducement Plan (the “Inducement Plan”) to augment the shares available under its existing 2007 Plan. The Company did not seek stockholder approval for the Inducement Plan. As such, awards under the Inducement Plan were granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Inducement Plan initially permitted the Company to grant only nonqualified stock options, but in 2013, the Compensation Committee of the Company’s Board amended the Inducement Plan to permit the award of RSUs under the plan. The Company could grant NSOs under the Inducement Plan at prices less than 100% of the fair value of the shares on the date of grant, at the discretion of its Board of Directors. The fair value of the Company’s common stock was determined by the last sale price of such stock on the Nasdaq Global Select Market on the date of determination. In November 2016, the Company’s Compensation Committee approved an increase of 6,000 shares in the aggregate number of shares of common stock authorized under the plan. In March 2018, the Inducement Plan expired by its terms.

RSU Activity

A summary of the Company’s RSU activity for the three months ended March 31, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2017	5,812	$2.96
Granted	12	$3.81
Vested	(674)	$3.39
Forfeited	(183)	$2.73
Awarded and unvested, March 31, 2018	4,967	$2.91

RSUs vested and expected to vest at March 31, 2018	4,967	$2.91	$18,726

PSU Activity

A summary of the Company’s PSU activity for the three months ended March 31, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2017	661	$3.59
Granted	466	$3.63
Vested	-	$-
Forfeited	-	$-
Awarded and unvested, March 31, 2018	1,127	$3.61

PSUs vested and expected to vest at March 31, 2018	1,127	$3.61	$4,250

PSO Activity

A summary of the Company’s PSO activity for the three months ended March 31, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Share	Exercise	Intrinsic
	Outstanding	Price	Value
Balance as of December 31, 2017	4,170	$3.59
Granted	545	3.66
Vested	-	-
Forfeited	-	-
Balance as of March 31, 2018	4,715	$3.60

Performance stock options vested and expected to vest at March 31, 2018	4,715	$3.60	$816

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2018:

	Options Outstanding
		Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2017	16,932	$2.78	7.63
Options granted	3,549	$3.80
Options canceled	(40)	$3.36
Options exercised	(98)	$2.11
Balances at March 31, 2018	20,343	$2.96	7.81	$17,923

Options vested and expected to vest at March 31, 2018	20,343	$2.96	7.81	$17,923
Options exercisable at March 31, 2018	6,475	$2.99	4.99	$6,239

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Select Market of $3.77 per share as of March 29, 2018 (the last trading day in the quarter). Net cash proceeds from option exercises were immaterial for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

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

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables:

Performance Stock Options:

	Three Months Ended
	March 31,
	2018	2017
Dividend yield	—%	—%
Risk-free interest rate	2.36%	—%
Expected volatility	62.60%	—%
Expected term (years)	5.97	—

Stock Options:

	Three Months Ended
	March 31,
	2018	2017
Dividend yield	—%	—%
Risk-free interest rate	2.44%	1.73%
Expected volatility	58.6%	50.1%
Expected term (years)	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company has not granted such awards in the past. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility. The weighted-average fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $1.78 and $0.81 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2018	2017
Research and development	$3,199	$1,441
Sales and marketing	653	362
General and administrative	2,456	1,738
Total stock-based compensation expense	$6,308	$3,541

The following table summarizes total compensation expense related to unvested awards not yet recognized as of March 31, 2018:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$17,120
RSUs	12,403
PSUs (1)	958
PSOs (1)	5,028
Total unrecognized compensation expense	$35,509

(1)

The unrecognized compensation for PSOs and PSU’s vesting in FY2020 and FY2021 is not included in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 3.08 years and 2.29 years respectively. The unrecognized compensation expense related to unvested PSO’s and PSUs is expected to be recognized through February 2019.

Note 12 – Income Taxes

The Company recorded an income tax expense of $175 for the three months ended March 31, 2018 and a $12 benefit for the three months ended March 31, 2017. The change in income tax provision was due to changes in pre-tax income (loss) in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of March 31, 2018 and December 31, 2017, the total amount of unrecognized tax benefits was $13,988 and $13,391, respectively. As of March 31, 2018, and December 31, 2017, approximately $246 and $239, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, each of which are subject to a valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The expense related to interest on uncertain tax positions was immaterial during the three months ended March 31, 2018 and 2017. As of March 31, 2018, and December 31, 2017, the Company had a liability of $145 and $131, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, Canada, China, and India. The Company’s federal tax returns are open by statute for tax years 1997 and forward and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s income tax returns in its international locations are open by statute for tax years 2014 and forward.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted, which made significant changes to various areas of the U.S. federal income tax law, including lowering of the U.S. corporate tax rate from 35 percent to 21 percent. GAAP accounting for income taxes requires that the Company record the impacts of any tax law change on its deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the Act, in January 2018, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that have not completed their accounting for the income tax effects of The Act in the period of enactment. Specifically, SAB 118 states that companies that have not completed accounting for the effects of The Act by financial reporting deadlines may report provisional amounts based on reasonable estimates for items which the accounting is incomplete. Those provisional amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes The  Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In accordance with SAB 118, at December 31, 2017, the Company recorded a provisional amount of a one-time negative adjustment of $34.9 million for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34.9 million for the re-measurement of valuation allowance maintained on these items. As of March 31, 2018, these estimated amounts remained as provisional as the Company believes that additional analysis of its deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments. As the Company expects regulators to issue further guidance, among other things, its estimates may change during calendar year 2018. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period analysis is completed, not to exceed the fourth quarter of 2018.

Based on its initial review of the Act, the Company does not expect that the new legislation will have a material impact on its financial statements for the quarter ended March 31, 2018. The Company will continue to analyze the impacts of The Act on its financial statement and operations. Additional impacts will be recorded as they are identified during the measurement period as provided for in SAB 118.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended
	March 31,
	2018	2017
United States of America	$60,816	$41,963
Americas, excluding the United States	4,795	3,183
EMEA	9,992	7,139
APAC	5,840	4,503
	$81,443	$56,788

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2018	2017
United States of America	$12,520	$13,030
Rest of the World	1,553	1,600
	$14,073	$14,630

Note 14 — Restructuring

During 2017, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the three months ended March 31, 2018, the Company recorded $80 of restructuring charges related to lease termination costs in the Company’s Long Beach, California office. During the three months ended March 31, 2017, the Company recorded $3,712, of restructuring charges related to employee termination costs in the Company’s Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for the Company’s Bellevue and Beijing, China offices.

	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Total
Balance as of January 1, 2017	$—	$271	$271
Charges to operations	4,319	1,700	6,019
Non-cash charges/adjustments	146	44	190
Charges settled in cash	(4,322)	(1,399)	(5,721)
Balance as of December 31, 2017	$143	$616	$759
Charges to operations	—	80	80
Charges settled in cash	(109)	(214)	(323)
Balance as of March 31, 2018	$34	$482	$516

xxx

xxxx

Note 15 — Subsequent Events

In April 2018, the Compensation Committee of the Company’s Board of Directors adopted the 2018 Equity Inducement Plan (the “2018 Plan”).  The 2018 Plan replaced the Inducement Plan that expired by its terms in March 2018, and is intended to augment the shares available for issuance under the 2007 Plan.   The Company did not seek stockholder approval for the 2018 Plan. As such, awards under the Inducement Plan will be granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company.  The Company initially reserved 400 shares of common stock for issuance under the 2018 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report and (2) the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2018. The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three months ended March 31, 2018, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended March 31, 2018 was $81.4 million, a 43.4% increase compared to the three months ended March 31, 2017, in which we reported revenue of $56.8 million. The increase in total revenue was primarily comprised of a $24.5 million increase in our revenue from micro-transactions (in-app purchases) and a $593,000 net increase in our revenue from advertisements and offers. The increase in total revenue was primarily related to an increase in revenue from catalog titles such as Design Home,  Covet Fashion, and Kim Kardashian: Hollywood and the launch of MLB Tap Sports Baseball 2017 in March 2017. This increase was partially offset by declining revenue on a year over year basis from catalog titles such as Tap Sports Baseball 2016, Racing Rivals, Restaurant Dash with Gordon Ramsay, Deer Hunter 2018 (originally launched as Deer Hunter 2016) and Cooking Dash.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 65.0% and 62.2% of our total revenue for the three months ended March 31, 2018 and 2017,  respectively.  We generated the majority of this iOS-related revenue through the Apple App Store, which represented 57.8% and 52.9% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store.  In addition, we generated approximately 34.5% and 36.2% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, from the Android platform.  We generated the majority of our Android-related revenue through the Google Play Store, which represented 29.5% and 29.7%, of our total revenue for the three months ended March 31, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases.  We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership position in the home décor genre with our release of Design Home in November 2016, which was the first title launched by Crowdstar Inc. (“Crowdstar”) following the acquisition. We have introduced, and are planning to continue to introduce, key updates for Design Home in 2018, including the introduction of a sixth daily event, language localization, an augmented reality mode, and deeper game play and a richer social experience. Our leadership in the sports and action category remains strong with our Tap Sports Baseball and Deer Hunter franchises and Racing Rivals title, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2018 in March 2018 which includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, or MLBPA, and Major League Baseball Players Alumni Association, or MLBPAA. We expect to add to our portfolio of sports and action titles through the expected worldwide release of WWE Universe in the third quarter of 2018. We established our leadership in the fashion and celebrity gaming genre when we launched Kim Kardashian: Hollywood in June 2014, and extended our leadership position through our acquisition of Crowdstar in November 2016 and its successful Covet Fashion title. The time management genre includes our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our successful release of Restaurant Dash with Gordon Ramsay (which was originally branded as Gordon Ramsay DASH) in June 2016. We expect to add to our portfolio of time management titles through the release of Dash Town in late 2018.

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

We work closely with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  For example, our Kim Kardashian: Hollywood title utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on her life.  Our goal is for the game content to become entwined with Ms. Kardashian West’s persona and social media presence, and to otherwise enhance interaction with her fans. We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2018 which features all MLB clubs and uniforms and current and former MLB players. We also plan to work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base.

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

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our Design Home,  Covet Fashion, Kim Kardashian: Hollywood, Cooking Dash, Restaurant Dash with Gordon Ramsay, and Deer Hunter 2018 titles and the year over year growth of our Tap Sports Baseball franchise. We plan to focus on regularly updating and otherwise supporting our growth and evergreen titles in order to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles, which we successfully accomplished in 2017 with our Design Home title. In particular, we significantly increased our marketing expenditures for Design Home during the second, third and fourth quarters of 2017 and the first quarter of 2018 compared with first quarter of 2017 levels in an effort to leverage the game’s momentum and maximize its revenue potential.  As a result of this investment in Design Home as well as our significant marketing expenditures for MLB Tap Sports Baseball 2017 and 2018 which launched at the end of the first quarter of 2017 and 2018, respectively, our sales and marketing expenses significantly increased in the last three quarters of 2017 and in the first quarter of 2018 compared with the first quarter of 2017. We expect our sales and marketing expense will slightly increase in absolute dollar values during the remainder of 2018. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth titles.

Our net loss in the three months ended March 31, 2018 was $7.2 million versus a net loss of $22.8 million in the three months ended March 31, 2017. This change was primarily due to an increase in revenue of $24.7 million offset by an increase in cost of revenue of $5.8 million and an increase in operating expenses of $3.0 million. See “—Results of Operations—Comparison of the Three Months Ended March 31, 2018 and 2017” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We significantly increased our sales and marketing expenditures in 2017 and the first three months of 2018 compared to 2016. We expect our sales and marketing expenses to continue to be at similar levels during the remainder of 2018, which may impair our ability to achieve and sustain profitability if this spending does not result in increased revenues. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We have conducted several restructurings since December 2015, and as part of these restructuring efforts, we have transitioned development and live operations of our Racing Rivals title to Carbonated Inc., or Carbonated. However, the cost reductions from these restructurings were largely offset by personnel costs related to our acquisition of Crowdstar in November 2016.  In December 2017, we sold our wholly owned subsidiary in Moscow and transitioned the catalog games developed and/or operated by the Moscow studio to a more cost-effective location in Hyderabad, India. In the remainder of 2018, we plan to continue hiring additional development personnel in the San Francisco Bay Area and in Hyderabad, India.

Cash and cash equivalents at March 31, 2018 totaled $48.3 million, a decrease of $15.5 million from the $63.8 million balance at December 31, 2017. This decrease was primarily related to $16.5 million of cash used in operations, including $14.8 million of 2017 bonus payments and $4.1 million of minimum guaranteed royalty payments to our licensors. This decrease was partially offset by cash provided by investing activities of $716,000 and cash provided by financing activities of $348,000.

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

We calculate DAU, MAU and ARPDAU for only our primary distribution platforms, Apple’s App Store, the Google Play Store and Amazon’s Appstore; we are not able to calculate these metrics across all of our distribution channels. In addition, the platforms that we include for purposes of this calculation have changed over time, and we expect that they will continue to change as our business evolves, but we do not expect that we will adjust prior metrics to take any such additions or deletions of distribution platforms into account. We believe that calculating these metrics for only our primary distribution platforms at a given period is generally representative of the metrics for all of our distribution platforms. Moreover, we rely on the data analytics software that we incorporate into our games to calculate and report the DAU, MAU and ARPDAU of our games, and we make certain adjustments to the analytics data to address inconsistencies between the information as reported and our DAU and MAU calculation methodology.

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 11), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data in light of the behavior of similar titles for which complete data is available. The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended March 31, 2018 is aggregate daily DAU for the month of March 2018 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except Aggregate ARPDAU)
Aggregate DAU	3,585	4,098
Aggregate MAU	24,787	32,523
Aggregate ARPDAU	$0.25	$0.15

The decrease in aggregate DAU and MAU for the three months ended March 31, 2018 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games.

Our aggregate ARPDAU increased for the three months ended March 31, 2018 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

We rely on a very small portion of our total users for nearly all of our revenue derived from in-app purchases. Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying users for our largest revenue-generating free-to-play games has typically been less than 5%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 5% for certain of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.

Significant Transaction

Divestiture of Moscow Studio

On December 31, 2017 (the “Closing Date”) we entered into the following agreements related to the divestiture of our Moscow-based game development studio (the “Moscow Studio”) through the sale of our wholly-owned UK subsidiary Glu Mobile (Russia) Limited (“GMRL”):

•	Share Purchase Agreement (the “SPA”) between the Company and Saber Interactive (“Saber”);
•	Transitional Services Agreement (the “TSA”) among the Company, Saber and MGL. My.com (Cyprus) Limited (“MGL”); and
•	Asset Purchase and License Agreement (the “APLA”) between the Company and MGL.

The total cash consideration under the SPA and APLA is $3.2 million of which we received $1.7 million in January 2018. The remaining $1.5 million became due and payable in March 2018 upon completion of the transition of the legacy titles from the Moscow studio to our Hyderabad studio. As of March 31, 2018, the cash consideration of $1.0 million, net of transition bonus payment of $0.5 million, is included in prepaid expenses and other current assets on the consolidated balance sheet.

With respect to activities related to the transition under the Transitional Services Agreement that occurred in the first quarter of 2018, we incurred cash charges of $0.5 million related to bonuses that became due to the employees of the Moscow Studio and GMRL. In addition, we incurred $0.5 million of non-cash charges related to the vesting of approximately 147,000 shares subject to equity awards held by certain employees of the Moscow Studio and GMRL. Finally, we incurred $0.5 million of non-cash charges related to the amortization of transition services assets that were capitalized as part of the transaction consideration.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Information with respect to changes in our critical accounting policies can be found in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

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

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,
	2018	2017
Revenue by Type	(In thousands)
Micro-Transactions	$71,926	$47,474
Advertisements	1,556	3,284
Offers	7,801	5,480
Other	160	550
Total revenue	$81,443	$56,788

Our revenue increased $24.7 million, or 43.4%, from $56.8 million for the three months ended March 31, 2017 to $81.4 million for the three months ended March 31, 2018, which was primarily comprised of a $24.5 million increase in our revenue from micro-transactions (in-app purchases) and a $2.3 million increase in offer revenues partially offset by a $1.7 million decrease in advertisement revenues. The increases in revenues was primarily related to catalog titles such as Design Home,  Covet Fashion, and Kim Kardashian: Hollywood and the launch of MLB Tap Sports Baseball

2017 in March 2017. Revenue from these titles increased by $42.0 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. These increases were partially offset by a $12.8 million aggregate decline in revenue from Tap Sports Baseball 2016, Racing Rivals, Restaurant Dash with Gordon Ramsay, Deer Hunter 2016 and Cooking Dash. The decrease in advertisement revenue was primarily due to the removal of certain offer wall advertisement units from a platform during the first quarter of 2018.

During the three months ended March 31, 2018,  Design Home, MLB Tap Sports Baseball 2017, Covet Fashion and Kim Kardashian: Hollywood were our top four revenue-generating games and comprised 37.2%, 12.6%, 12.4% and 10.9% respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended March 31, 2017, Cooking Dash, Restaurant Dash with Gordon Ramsay, Kim Kardashian: Hollywood, and Covet Fashion, were our top four revenue-generating games and comprised 13.3%, 13.0%, 12.2%, and 10.2%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $5.8 million, from $14.8 million in the three months ended March 31, 2017 to $20.6 million in the three months ended March 31, 2018. This increase was primarily due to increases in revenue from catalog titles discussed above.

Cost of Revenue

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$29,167	$20,860
Impairment of prepaid royalties and minimum guarantees	99	792
Amortization of intangible assets	1,467	3,262
Total cost of revenue	$30,733	$24,914
Revenue	$81,443	$56,788
Gross margin	62.3%	56.1%

Our cost of revenue increased $5.8 million, or 23.4%, from $24.9 million in the three months ended March 31, 2017 to $30.7 million in the three months ended March 31, 2018. This increase was primarily due to an increase of $7.4 million in platform commission fees due to a higher volume of revenue transactions through the digital storefronts and a $710,000 increase in royalties associated with an increase in royalty-burdened revenue. These increases were partially offset by a $1.8 million decrease in amortization of intangible assets and a $693,000 decrease in impairment of prepaid royalties and minimum guarantees.

The royalties we paid to licensors increased by $710,000, or 15.1%, from $4.7 million in the three months ended March 31, 2017 to $5.4 million in the three months ended March 31, 2018. The rate of increase of our royalty payments was lower than the increase in our revenue of 43.4% from $56.8 million in the three months ended March 31, 2017 to $81.4 million in the three months March 31, 2018. This was mainly due to the fact that revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 51.6% in the three months ended March 31, 2017 to 65.9% in the three months ended March 31, 2018. This increase was primarily due to higher revenues from original intellectual properties such as Design Home and Covet Fashion. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 9.5% in the three months ended March 31, 2017 to 6.8% in the three months ended March 31, 2018 due to lower royalty impairments in the three months ended March 31, 2018 as well as a larger percentage of our revenue being attributable to titles that are not royalty burdened.

Research and Development Expenses

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Research and development expenses	$22,710	$25,032
Percentage of revenue	27.9%	44.1%

Our research and development expenses decreased $2.3 million, or 9.3%, from $25.0 million in the three months ended March 31, 2017 to $22.7 million in the three months ended March 31, 2018. This was primarily attributable to a $3.7 million decrease in payroll related costs mainly due to performance-based equity awards issued to executives and creative leaders in lieu of cash bonuses during the fourth quarter of 2017 and the first quarter of 2018, lower headcount resulting from various restructuring programs implemented by us during 2017, divestiture of our Moscow studio in December 2017, and higher severance and bonus costs incurred during the three months ended March 31, 2017 in relation to our acquisition of Crowdstar. This decrease was partially offset by an increase in stock compensation expense of $1.8 million primarily related to performance-based equity awards granted to our executives and creative leaders in the fourth quarter of 2017 and the first quarter of 2018 and acceleration of equity awards in connection with the transition services provided by certain ex-employees of our Moscow studio. As a percentage of revenue, research and development expenses decreased from 44.1% in the three months ended March 31, 2017 to 27.9% in the three months ended March 31, 2018. We expect our research and development expenditures to slightly increase in the remainder of 2018.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Sales and marketing expenses	$26,810	$17,287
Percentage of revenue	32.9%	30.4%

Our sales and marketing expenses increased $9.5 million, or 55.1%, from $17.3 million in the three months ended March 31, 2017 to $26.8 million in the three months ended March 31, 2018. This was primarily attributable to an increase of $8.9 million in user acquisition expenditures primarily related to Design Home. As a percentage of revenue, sales and marketing expenses increased from 30.4% in the three months ended March 31, 2017 to 32.9% in the three months ended March 31, 2018. We expect our sales and marketing expenses to slightly increase in the remainder of 2018.

General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017
	(In thousands)
General and administrative expenses	$7,890	$8,497
Percentage of revenue	9.7%	15.0%

Our general and administrative expenses decreased by $607,000, or 7.1%, from $8.5 million in the three months ended March 31, 2017 to $7.9 million in the three months ended March 31, 2018. This was primarily attributable to a $1.0 million decrease in payroll related costs mainly due to performance-based awards issued to executives and creative leaders in lieu of cash bonuses during the fourth quarter of 2017 and the first quarter of 2018, lower headcount resulting from various restructuring programs implemented by us during 2017 and higher bonus costs incurred during the three months ended March 31, 2017 in relation to our acquisition of Crowdstar and a $528,000 decrease in professional fees mainly related to our acquisition of Crowdstar. These decreases were partially offset by an increase of $718,000 in stock based compensation expense primarily related to performance-based equity awards granted to our executives and creative leaders in the fourth quarter of 2017 and the first quarter of 2018. As a percentage of revenue, general and administrative expenses decreased from 15.0% in the three months ended March 31, 2017 to 9.7% in the three months ended March 31, 2018. We expect our general and administrative expenses to increase in the remainder of 2018.

Restructuring Charges

During the three months ended March 31, 2018, we recorded $80,000 of restructuring charges related to lease termination costs in our Long Beach, California office. During the three months ended March 31, 2017, we recorded $3.7 million of restructuring charges related to employee termination and lease termination costs in our Bellevue, Washington, Long Beach, California, San Francisco, California, Portland, Oregon, and Beijing, China, offices.

Interest and Other Income/(Expense), Net

Interest and other expense increased from $122,000 in the three months ended March 31, 2017 to $251,000 in the three months ended March 31, 2018.  This increase was primarily attributable to a $160,000 charge related to amortization of transition service asset in connection with transitioning of certain legacy titles from the Moscow studio to Hyderabad studio.

Income Tax Benefit/(Expense)

Our income tax provision changed from an income tax benefit of $12,000 in the three months ended March 31, 2017 to an income tax expense of $175,000 in the three months ended March 31, 2018. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

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

In accordance with SAB 118, at December 31, 2017, we recorded a provisional amount of a one-time negative adjustment of $34.9 million for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34.9 million for the re-measurement of valuation allowance maintained on these items.  As of March 31, 2018, these estimated amounts remained as provisional as we believe that additional analysis of our deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments.  As we expect regulators to issue further guidance, among other things, our estimates may change during calendar year 2018.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the period the analysis is completed, not to exceed the fourth quarter of 2018.

Based on our initial review of The Act, we do not expect that the new legislation will have a material impact on our financial statements for the quarter ended March 31, 2018.  We will continue to analyze the impacts of The Act on our financial statements and operations.  Additional impacts will be recorded as they are identified during the measurement period as provided for in SAB 118.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	$(16,465)	$(29,015)
Cash flows generated from / (used in) investing activities	716	(413)
Cash flows generated from financing activities	348	397

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of March 31, 2018, we had an accumulated deficit of $434.5 million.

Operating Activities

In the three months ended March 31, 2018, net cash used in operating activities was $16.5 million, which was primarily due to a $7.2 million net loss, minimum guaranteed royalty payments of $4.1 million to celebrity and brand licensors, a $13.8 million decrease in accrued compensation, a $6.0 million decrease in accounts payable and other accrued liabilities and a $1.9 million decrease in accrued royalties. These amounts were partially offset by a $4.9 million increase in deferred revenue mainly attributable to an increase in revenue from titles with longer useful lives and adjustments for non-cash items including stock-based compensation expense of $6.3 million and amortization of intangible assets of $1.5 million.

In the three months ended March 31, 2017, net cash used in operating activities was $29.0 million, which was primarily due to a $22.8 million net loss, a $12.2 million increase in prepaid royalties related to payments to celebrity and brand licensors, a $5.6 million increase in accounts receivable due to the timing of payments from customers, a $4.9 million increase in prepaid expenses and other assets, deferred platform commission fees and deferred royalties related to platform fee and outside development services, a $4.0 million decrease in accrued compensation primarily related to 2016 bonus payments and $2.8 million of cash restructuring activities. These amounts were partially offset by an $11.7 million increase in deferred revenue mainly attributable to increase in revenue from titles with longer useful lives. Adjustments for non-cash items included stock-based compensation expense of $3.5 million, $3.3 million of amortization of intangible assets, depreciation expenses of $790,000, and a non-cash restructuring charge of $177,000.

Investing Activities

In the three months ended March 31, 2018, we generated $716,000 of cash from investing activities primarily related to proceeds of $1.7 million from the divestiture of our Moscow studio partially offset by property and equipment purchases of $1.0 million.

In the three months ended March 31, 2017, we used $413,000 of cash for investing activities primarily related to purchases of property and equipment.

Financing Activities

In the three months ended March 31, 2018, net cash generated from financing activities was $348,000 primarily due to $1.3 million in proceeds received from option exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $1.0 million of taxes paid related to net share settlement of RSUs.

In the three months ended March 31, 2017, net cash provided by financing activities was $397,000 due primarily to the $778,000 million in proceeds we received from option exercises and purchases under our employee stock purchase plan. These cash inflows were offset partially offset by $381,000 of taxes paid related to net share settlement of RSUs that vested during the first three months of 2017.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $48.3 million as of  March 31, 2018.  Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $1.4 million as of March 31, 2018, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, except China, because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund minimum guaranteed royalty payments during the remainder of 2018 as milestone payments become due on games we publish and/or develop that incorporate third party licensed property, and may also use cash to fund investments and/or the purchase price of any acquisitions. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of March 31, 2018:

	Payments Due by Period from March 31, 2018
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations (1)	$48,991	$5,515	$10,543	$9,229	$23,704
Guaranteed royalties (2)	8,012	2,114	5,898	—	—
Developer commitments (3)	250	250	—	—	—
Total contractual obligations (4)	$57,253	$7,879	$16,441	$9,229	$23,704

(1)	We have entered into a sub-lease agreement for one of our U.S. offices. The future obligation amounts are net of the sub-lease payments.
(2)

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

(3)

From time to time we enter into contracts with various external software developers to design and develop games and other software applications. We advance funds to these third-party developers, typically payable in installments upon the completion of specified development milestones.

(4)

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At March 31, 2018, we had $376,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At March 31, 2018,  we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017.  Our market risk profile has not changed significantly during the three months ended March 31, 2018.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2018, substantially all of our cash and cash equivalents of $48.3 million was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk.  We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of March 31, 2018, and December 31, 2017, our cash and cash equivalents were maintained by financial institutions in the United States, Canada, China, Hong Kong and India and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At March 31, 2018, Apple Inc., or Apple, accounted for 62.0%, and Google Inc., or Google, accounted for 20.4% of total accounts receivable. At December 31, 2017, Apple accounted for 58.0% and Google accounted for 17.1%,  of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2017 some of these currencies fluctuated significantly. Our revenue are usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and the Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar, or USD, could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), Glu and additional yet-to-be-named defendants.  The complaint alleges (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by Glu and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from our acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng is seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  The Court has deemed the case to be complex and, pursuant to an order issued on March 20, 2018, has stayed discovery pending further order and the defendants’ obligation to respond to the complaint until sometime after the first Case Management Conference, which is scheduled to occur on July 20, 2018.  We believe that the allegations against us are without merit and intend to vigorously defend ourselves in this matter.

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business.  We are not currently party to any pending litigation, the outcome of which we believe will have a material adverse effect on our operations, financial position or liquidity.  However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors.

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

We have incurred significant losses since inception, including a net loss of $97.6 million in 2017 and a net loss of $7.2 million for the three months ended March 31, 2018.  As of March 31, 2018, we had an accumulated deficit of $434.5 million.  While we conducted several restructurings and divested our Moscow game development studio during 2017, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing titles as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth titles; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations, including new creative leaders and their teams; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company.  We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. During 2017 and the first quarter of 2018, we significantly increased our strategic investment in user acquisition for our Design Home title to leverage the game’s momentum and maximize its revenue potential. While we believe that we will more than recoup these marketing expenditures by generating additional revenues over the long term, our analysis may prove incorrect and we may not generate a positive return on investment from these expenditures. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our strategic investment in user acquisition for Design Home, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. For example, during the fiscal year ended December 31, 2017, we recorded a $27.3 million impairment related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties. We have also taken restructuring charges in the past, including $6.0 million during 2017 related to headcount reductions and other restructuring activities. Furthermore, given the declines in overall downloads of mobile gaming applications and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 (which we have rebranded Deer Hunter 2018) and Eternity Warriors 4, as well as for many of our more recent titles, such as The Swift Life, Nicki Minaj: The Empire, Britney Spears: American Dream,  Restaurant Dash with Gordon Ramsay, and Rival Fire, have downloaded at significantly lower rates as compared to previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful evergreen and growth games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, we experienced delays in the development and commercial release of The Swift Life, and, following global launch, the title has not been commercially successful. If the new titles that we intend to release in 2018, including WWE Universe, Titan World and Dash Town, also do not meet our expectations or if their worldwide commercial launch is delayed for any reason, our business, operating results and financial condition would be harmed.  Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline.  In particular, in connection with our product strategy, we expect to commit more resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in updating our existing titles, such as was the case with our updates of Covet Fashion in the first quarter of 2017 and Racing Rivals in the fourth quarter of 2016, which updates were received poorly by some of our players and, in the case of Racing Rivals, resulted in decreased revenue. In addition, while we currently plan to add new features to Design Home, including language localization, an augmented reality mode, deeper game play and a richer social experience, our efforts may not result in increased revenues and could cause a decline in the game’s popularity. If rates of revenue decline are higher than expected in a particular quarterly period, our new games are not launched in a timely manner or fail to download and/or monetize as we anticipate, the expenditures we make on user acquisition do not result in increased revenues, or the enhancements we make to existing titles do not result in increased revenues or decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall & Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

•

even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games, such as has been the case with our Kendall & Kylie title, which may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;

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
•

various jurisdictions are assessing the legality of “loot boxes” which are commonly used in some of our top games, and Apple has recently updated its terms of service to require publishers to publish the odds of winning the items contained in loot boxes, which could harm the monetization of our games that utilize loot boxes;

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our most recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 5%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 5% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our growth and evergreen gaming strategy.   We have also encountered difficulties in retaining our players as the average monthly active users, or MAU, for our games declined 24% from 32.5 million in the first quarter of 2017 to 24.8 million in the first quarter of 2018. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 65.0% of our total revenue for the three months ended March 31, 2018 compared with 62.2% of our total revenue for the three months ended March 31, 2017.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 57.8% and 52.9% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store and, to a far lesser extent, sales of premium games. In addition, we derived approximately 34.5% and 36.2% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 29.5% and 29.7% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. For example, in the second half of 2016, Apple began displaying paid search advertisements for applications in the Apple App Store search results for the first time.  We have purchased, and may continue to purchase, such advertising to ensure the prominence of our games in the Apple App Store which could result in our marketing expenses increasing significantly. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support.   Building our games to support 64-bit development has increased the file sizes of our games making it more difficult for players to download our games and potentially negatively impacting the number of downloads and active users of our titles, particularly for those games where we are unable to keep file sizes below 150 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks). More recently, in the fourth quarter of 2017, Apple updated its terms of service to require publishers to disclose a player’s odds of winning the various items contained within loot boxes.  Glu utilizes loot boxes in many of its current games and the games it intends to release in 2018, and it is possible that this new disclosure requirement will negatively impact the monetization of these titles. Furthermore, in January 2018, Apple enforced new guidelines relating to offerwalls which negatively impacted our revenues from offers in Design Home during the first quarter of 2018. If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.2 million applications, including more than 800,000 active games, were available on Apple’s U.S. App Store as of April 30, 2018.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

We also face competition for the leisure time, attention and discretionary spending of our players.  Other forms of leisure time activities, such as social media and messaging applications, personal computer and console games, television, movies, sports, and the Internet, are generally much larger and more well-established options for consumers.  In addition, competition for the attention of players on their mobile devices is intense, as the number of apps that are available for mobile devices is increasing dramatically.  In particular, non-gaming applications for mobile devices, such as social media and messaging, music, movie and television streaming, and dating applications, have become increasingly popular, making it more difficult for mobile games to generate the same level of consumer interest and number of downloads as in prior periods.  In addition, Kim Kardashian West, Kendall Jenner and Kylie Jenner have launched their own personal media applications, and those applications, or similar applications launched by these celebrity partners could compete with our titles that feature such celebrities for the time, attention and spending of our players.  If our players do not find our games to be compelling or if other leisure time activities are perceived by our players to offer greater variety, affordability, interactivity and overall enjoyment, our business could be materially and adversely affected.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2017, we impaired $27.3 million related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties; as of March 31, 2018, we had remaining prepaid royalty balances totaling $12.3 million.  We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top four titles for the three months ended March 31, 2018, Design Home, MLB Tap Sports Baseball 2017, Covet Fashion and Kim Kardashian: Hollywood, each accounted for greater than 10% of our revenue in  the period and collectively generated approximately 73.1% of our revenue during the period, while our top four titles for the three months ended March 31, 2017, Cooking Dash, Gordon Ramsay Dash, Kim Kardashian: Hollywood,  and Covet Fashion, collectively generated approximately 48.7% of our revenue during the period; no other game generated more than 10% of our revenue during these respective periods. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future as we implement measures to make our successful games into growth or evergreen titles and plan to release only a few new titles in 2018. In particular, our growth title Design Home has accounted for a successively larger percentage of our quarterly revenues since its launch which has increased our reliance on the success of this title. Our evergreen titles strategy is one where we hope to reduce period over period declines in revenue from our existing successful titles and position ourselves to convert these into growth titles that grow revenue on a year over year basis. While we experienced some success with this strategy during 2017, in particular for Kim Kardashian: Hollywood, we may not consistently succeed in implementing or executing on it, which could cause our revenue to decline in 2018. In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, celebrity titles that we launched in 2015 through 2017 featuring Taylor Swift, Nicki Minaj, Britney Spears and Katy Perry all failed to generate meaningful revenue, and revenue from our Kendall & Kylie title declined significantly from its peak level following global launch in February 2016.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our games and game franchises would lead to revenue declines.

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

The actions of the storefront operators can also negatively impact the revenue that we generate from advertisements and offers. For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer. These offers accounted for approximately one-third of our revenue during the three months ended September 30, 2011, and our inability to use such offers has negatively impacted our revenue. In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting certain types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store. These incented video advertisements generate a meaningful percentage of our overall revenue, and any prohibition of these advertisements would have had a negative impact on our revenue. Most recently, in January 2018, Apple enforced new guidelines relating to offerwalls which negatively impacted our revenues from offers in Design Home during the first quarter of 2018.  Any similar changes in the future that impact our revenue that we generate from advertisements and offers could materially harm our business.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 42.1% in 2015 and 39.7% in 2016, largely due to the majority of our revenue being generated from games that are based on or substantially incorporate third-party intellectual property, such as Kim Kardashian: Hollywood,  Kendall & Kylie,  Racing Rivals, the Tap Sports Baseball franchise and Restaurant Dash with Gordon Ramsay. While our revenue from our own intellectual property increased to 59.1% for the year ended December 31, 2017 and to 65.9% for the three months ended March 31, 2018, we still expect to continue to derive significant revenue from titles incorporating third-party intellectual property, such as the Tap Sports Baseball franchise and WWE Universe, and expect to continue to develop new titles featuring third-party intellectual property, such as in connection with our recently announced relationship with Disney Consumer Products and Interactive Media through which we expect to release a title in 2019. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace.  We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, we experienced a change in our management team in November 2016 which included the appointment of Nick Earl as our President and Chief Executive Officer. Mr. Earl is critical to our vision, strategic direction, products and technology and the continued retention of the other members of our senior management team is important to our continued development. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly creative leaders and additional game development teams to support our new product launches and monetization, live operations, server technology, user experience and product management personnel to support our growth and evergreen games.  Attracting and retaining proven creative leaders is difficult in a competitive hiring market, and we may not be able to attract new creative leaders or retain our existing creative leaders. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the home décor, fashion and time management genres.  Volatility of our stock price, changes in our compensation structure for our executive officers that relies on performance linked stock awards, the lack of success of some of our recent product launches such as The Swift Life and recent headcount reductions may make it more difficult for us to attract and retain top talent.  Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price remains at current levels or declines in the future, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming and building and maintaining growth and evergreen titles, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

During the last several years we have implemented restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel in Bellevue, Washington; San Francisco, California; Long Beach, California; Portland, Oregon; and Beijing, China, as well as the divestiture of our Moscow, Russia game development studio.   Our most recent restructurings and divestiture and other such efforts could result in disruptions to our operations and adversely affect our business.  For example, in connection with the divestiture of our Moscow studio, we transitioned certain titles that were developed or operated by the Moscow studio, including Deer Hunter 2018, to our Hyderabad, India studio. We have recently seen a decline in revenue from Deer Hunter 2018, which may in part be related to this transition. In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

We may not realize the benefits expected through our strategic relationship with Tencent and other aspects of the relationship could have adverse effects on our business.

In April 2015, we entered into a strategic relationship with Tencent, a leading Internet company in China and arguably the world’s largest gaming company.  Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  In November 2015, we entered into an agreement with an affiliate of Tencent to license and publish its game, WeFire, in the United States and international markets outside of Asia under the name Rival Fire, which we launched in July 2016. In light of the poor performance of the title in terms of monetization and downloads, and the related contractual prepaid royalty commitments and license fees under our agreement with the affiliate of Tencent, we impaired $14.5 million in the third quarter of 2016.  In addition, we may not succeed in entering into any other agreements or operating partnerships with Tencent in the future.  Even if we do enter into additional operational partnerships, it could take months to years to fully realize the benefits of such partnerships and, to the extent such agreements involve publishing our games in China, some of our platform partners in China and other parts of Asia may view such a partnership negatively.

Tencent, through its controlled affiliates, held approximately 20.2% of the aggregate voting power of our common stock as of March 31, 2018, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and in January 2017 appointing Ben Feder, Tencent’s President of International Partnerships (North America), as Mr. Ma’s replacement on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters. Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

In particular, we acquired Crowdstar in the fourth quarter of 2016 in a multi-step transaction that did not involve the cooperation of Crowdstar’s management, where the former Chief Executive Officer of Crowdstar did not continue with the company post-acquisition and where we did not receive customary representations, warranties or indemnities from the acquired company. While the integration of Crowdstar into our company has to date proceeded relatively smoothly and Crowdstar’s top titles, Covet Fashion and Design Home, are generating significant revenue, we still face risks and uncertainties in connection with this acquisition. For example, we may not be able to retain key Crowdstar employees for a variety of reasons, including the fact that we intend to relocate the Crowdstar team from Burlingame, California to our new San Francisco headquarters, and the loss of key Crowdstar employees could affect revenue derived from Covet Fashion and Design Home.  In addition, we continue to face other risks related to the Crowdstar acquisition, including related to the lawsuit filed by Crowdstar’s former Chief Executive Officer in March 2018. For more information regarding this lawsuit, see Part II, Item 1 “Legal Proceedings.”

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

International sales represented approximately 25.3% and 26.1% of our revenue during the three months ended March 31, 2018 and 2017, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within the loot box to customers prior to purchase. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item he or she will receive (which may be a common, rare or super rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise, Kim Kardashian Hollywood and Racing Rivals, and we intend to use loot boxes in our upcoming WWE Universe title. We have updated our applicable games to comply with Apple’s new rules relating to loot boxes and do not currently believe that they will have a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple changes its terms of service to include more onerous requirements or if Apple (or Google) were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenues generated from these games to decline.  In April 2018, each of the Belgian Gaming Commission and the Dutch

Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under its respective laws.  While neither of these bodies reviewed any of our games, we may be required to modify the implementation of loot boxes to continue utilizing loot boxes in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, various other jurisdictions, including Australia, the United Kingdom, and the states of Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. To the extent that more jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to take similar actions to those we may be required to take in Belgium and the Netherlands, which would negatively impact our revenues.

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

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and launched a version of our Frontline Commando: D-Day game utilizing the Skillz technology platform that allowed players to compete against each other in tournaments for cash prizes.  We have also in the past through a partnership with Probability PLC offered a suite of Glu branded mobile slots games in the United Kingdom and might continue to explore opportunities with respect to real money gambling.  We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business.  For example, a March 2018 ruling from the 9th Circuit found that the mobile social casino game Big Fish Casino constituted gambling under Washington state law, which ruling could impact our ability to publish a planned social casino game in Washington state.  Any future court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

All of our games are subject to our privacy policy and our terms of service located on our corporate website.  If we fail to comply with our posted privacy policy, terms of service or privacy-related laws and regulations, including with respect to the information we collect from users of our games, it could result in proceedings against us by governmental authorities or others, which could harm our business.  In addition, interpreting and applying data protection laws to the mobile gaming industry is often unclear.  These laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner, that is not consistent with our current data protection practices.  Complying with these varying requirements could cause us to incur additional costs and change our business practices.  Further, if we fail to adequately protect our users’ privacy and data, it could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

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

We may become subject to various legal proceedings, claims and regulatory inquiries that arise out of the ordinary conduct of our business. For example, on March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Glu and other defendants alleging certain claims arising out of our acquisition of Crowdstar.  Mr. Tseng is seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  While we believe that the allegations asserted against us are without merit and we intend to vigorously defend ourselves in this matter, the outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. In addition, events may occur that give rise to a potential risk of litigation.  The number and significance of regulatory inquiries have increased as our business has grown and evolved.  Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of doing business, require us to change our business practices or products, require significant amounts of management time, result in diversion of significant operations resources or otherwise harm our business and future financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are incorporated by reference into this Item 6.

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

GLU MOBILE INC.
Date: May 9, 2018	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)