Form 10-Q
period 2018-06-30
GLU MOBILE INC
filed 2018-08-08
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2018:  141,804,312

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$61,518	$63,764
Accounts receivable, net	38,012	34,673
Prepaid royalties	4,136	2,994
Deferred royalties	4,357	4,364
Deferred platform commission fees	24,690	20,446
Restricted cash	110	602
Prepaid expenses and other assets	7,436	10,733
Total current assets	140,259	137,576
Property and equipment, net	13,461	14,630
Long-term prepaid royalties	6,685	9,302
Other long-term assets	3,156	3,299
Intangible assets, net	15,329	18,264
Goodwill	116,227	116,227
Total assets	$295,117	$299,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,744	$21,203
Accrued liabilities	1,097	1,154
Accrued compensation	10,554	20,603
Accrued royalties	10,115	11,782
Accrued restructuring	435	759
Deferred revenue	81,817	77,403
Total current liabilities	120,762	132,904
Long-term accrued royalties	4,700	7,300
Other long-term liabilities	5,283	5,234
Total liabilities	130,745	145,438

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at June 30, 2018 and December 31, 2017; 141,554 and 138,745 shares issued and outstanding at June 30, 2018 and December 31, 2017	14	14
Additional paid-in capital	603,248	589,962
Accumulated other comprehensive income/(loss)	15	(6)
Accumulated deficit	(438,905)	(436,110)
Total stockholders’ equity	164,372	153,860
Total liabilities and stockholders’ equity	$295,117	$299,298

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$90,193	$68,679	$171,636	$125,467
Cost of revenue:
Platform commissions, royalties and other	32,386	24,761	61,553	45,621
Impairment of prepaid royalties and minimum guarantees	—	—	99	792
Amortization of intangible assets	1,468	3,171	2,935	6,433
Total cost of revenue	33,854	27,932	64,587	52,846
Gross profit	56,339	40,747	107,049	72,621
Operating expenses:
Research and development	22,832	23,989	45,542	49,022
Sales and marketing	29,741	30,952	56,551	48,240
General and administrative	7,608	8,678	15,498	17,175
Restructuring charge	-	926	80	4,638
Total operating expenses	60,181	64,545	117,671	119,075
Loss from operations	(3,842)	(23,798)	(10,622)	(46,454)
Interest and other income /(expense), net	(366)	53	(617)	(69)
Loss before income taxes	(4,208)	(23,745)	(11,239)	(46,523)
Income tax (expense)/benefit	(207)	177	(382)	189
Net loss	$(4,415)	$(23,568)	$(11,621)	$(46,334)

Net loss per common share - basic and diluted	$(0.03)	$(0.17)	$(0.08)	$(0.34)

Weighted average common shares outstanding - basic and diluted	140,534	135,065	139,821	134,700

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(4,415)	$(23,568)	$(11,621)	$(46,334)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(5)	(24)	21	(36)
Other comprehensive income/(loss)	(5)	(24)	21	(36)
Comprehensive loss	$(4,420)	$(23,592)	$(11,600)	$(46,370)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,621)	$(46,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,937	1,620
Amortization of intangible assets	2,935	6,433
Stock-based compensation	11,651	7,064
Warrant expense	1,046	62
Impairment of prepaid royalties and minimum guarantees	99	792
Other non-cash adjustments	969	253
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,569)	(10,666)
Prepaid royalties	(933)	(10,712)
Deferred royalties	(782)	(886)
Deferred platform commission fees	(4,245)	(7,062)
Prepaid expenses and other assets	199	(3,232)
Accounts payable and other accrued liabilities	(3,669)	1,957
Accrued compensation	(10,049)	2,581
Accrued royalties	(1,958)	773
Deferred revenue	14,029	24,995
Accrued restructuring	(324)	442
Other long-term liabilities	49	(490)
Net cash used in operating activities	(4,236)	(32,410)

Cash flows from investing activities:
Purchase of property and equipment	(1,615)	(751)
Other investing activities	—	(810)
Proceeds from divestiture of Moscow studio	2,726	—
Net cash provided by / (used in) investing activities	1,111	(1,561)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	4,358	781
Taxes paid related to net share settlement of equity awards	(3,769)	(1,240)
Net cash provided by / (used in) by financing activities	589	(459)

Effect of exchange rate changes on cash	(202)	(119)
Net decrease in cash, cash equivalents and restricted cash	(2,738)	(34,549)
Cash, cash equivalents and restricted cash at beginning of period	64,366	103,414
Cash, cash equivalents and restricted cash at end of period	$61,628	$68,865

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in the state of Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops, publishes, and markets a portfolio of games designed for users of smartphones and tablet devices who download and make purchases within its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, Amazon Appstore and others (“Digital Storefronts”). The Company creates games based on its own original brands, as well as third-party licensed brands, properties and other content.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2018 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of June 30, 2018 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, operating loss, net loss, cash flows, total assets, total liabilities or stockholders’ equity.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

In 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Restricted Cash and ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In addition, the Company condensed certain line items on the current period cash flow statement. Accordingly, the condensed consolidated statement of cash flow for the six months ended June  30, 2017 has been reclassified to conform with the current period presentation under this new guidance. The Company adopted ASU 2016-18 by removing the line item “Decrease in restricted cash” from cash flows from investing activities for the six months ended June  30, 2017. This resulted in an increase in net cash used in investing activities of $560, reflecting the reclassification of the change in restricted cash during the six months ended June  30, 2017.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Apple	54.9%	52.8%	56.3%	52.9%
Google	29.9%	31.7%	29.7%	30.8%

At June 30, 2018, Apple Inc. (“Apple”) accounted for 60.7% and Google Inc. (“Google”) accounted for 19.8% of total accounts receivable. At December 31, 2017, Apple accounted for 58.0% and Google Inc. accounted for 17.1%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. The Company is in the initial stages of evaluating the impact that the adoption of the new standard will have on its consolidated financial statements, accounting policies and processes.

Note 2 — Net Loss Per Share

The Company computes net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(4,415)	$(23,568)	$(11,621)	$(46,334)
Shares used to compute net loss per share:
Weighted average common shares outstanding	140,534	135,065	139,821	134,700
Weighted average shares used to compute basic and diluted net loss per share	140,534	135,065	139,821	134,700
Net loss per share - basic and diluted	$(0.03)	$(0.17)	$(0.08)	$(0.34)

The weighted average of the following options to purchase common stock, warrants to purchase common stock, and restricted stock units (“RSUs”) have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Warrants to purchase common stock	3,267	4,267	3,267	4,267
Options to purchase common stock	19,574	16,122	18,870	16,347
RSUs	4,451	8,352	4,956	8,153
	27,292	28,741	27,093	28,767

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

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Micro-Transactions (Over-time revenue recognition)	$77,078	$149,004
Advertisements (point-in-time revenue recognition)	2,233	3,789
Offers (point-in-time recognition)	10,790	18,591
Other (point-in-time recognition)	92	252
Total Revenue	$90,193	$171,636

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

Advertisements and Offers

The Company has relationships with certain advertising service providers for advertisements within its mobile games. Revenue from these advertising service providers is generated through impressions, clickthroughs, offers and banner ads. Offers are the type of advertisements where the players are rewarded with virtual currency for completing specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey. The Company has determined the advertising buyer to be its customer and displaying the advertisements within the mobile games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at the point-in-time the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services.

Other

Other revenue was immaterial for the three and six months ended June 30, 2018.

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

On the date of adoption of ASC 606, the Company had $20,446 in deferred platform commission fees of which $4,701 and $20,185 was amortized in the three and six months ended June 30, 2018, respectively.  On the date of adoption of ASC 606, the Company had $3,575 in deferred royalties of which $563 and $3,575 was amortized in the three and six months ended June 30, 2018, respectively.  As of June 30, 2018, the Company had $24,690 and $4,357 in deferred platform commission fees and deferred royalties, respectively.

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

Income Taxes

The adoption of ASC 606 primarily resulted in an acceleration of revenue in the three months ended June 30, 2018,  and a reduction in revenue in the six months ended June 30, 2018, which in turn generated additional deferred tax liabilities and additional deferred tax assets that ultimately reduced the Company's net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance.

Practical Expedients

We applied the following expedients available under the cumulative effect method upon adoption of ASC 606:

1.

practical expedient listed under 606-10-65-1(f)(3), and chose not to disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application  i.e., January 1, 2018.

2.	practical expedient listed under 606-10-65-1(h), and chose not to restate contracts that were completed contracts as of the date of initial application i.e., January 1, 2018.

Impacts on Financial Statement Line Items

The following table compares the reported line items in the balance sheet, statement of operations and cash flows, as of and for the three and six months ending June  30, 2018, to the amounts that the Company would have reported had the previous guidance been in effect:

	As of June 30, 2018
	Amounts based		As
	on previous guidance	Adjustments	Reported

Balance Sheet
Deferred royalties	$5,420	$(1,063)	$4,357
Total current assets	141,322	(1,063)	140,259
Total assets	296,180	(1,063)	295,117
Deferred revenue	91,416	(9,599)	81,817
Total current liabilities	130,361	(9,599)	120,762
Total liabilities	140,344	(9,599)	130,745
Accumulated deficit	(447,441)	8,536	(438,905)
Total stockholders' equity	155,836	8,536	164,372
Total liabilities and stockholders' equity	$296,180	$(1,063)	$295,117

ASC 606 accelerated the recognition of revenue and royalty costs related to offer advertisements which was previously recognized over the estimated average playing period of paying players.  As of June 30, 2018, the deferred revenue and deferred royalties would have been higher by $9,599 and $1,063, respectively had the previous guidance been in effect.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Amounts based		As	Amounts based		As
	on previous guidance	Adjustments	Reported	on previous guidance	Adjustments	Reported
Statement of Operations
Revenue	$88,550	$1,643	$90,193	$171,652	$(16)	$171,636
Platform commissions, royalties and other	32,003	383	32,386	61,279	274	61,553
Total cost of revenue	33,471	383	33,854	64,313	274	64,587
Gross profit	55,079	1,260	56,339	107,339	(290)	107,049
Loss from operations	(5,102)	1,260	(3,842)	(10,332)	(290)	(10,622)
Loss before income taxes	(5,468)	1,260	(4,208)	(10,949)	(290)	(11,239)
Net loss	$(5,675)	$1,260	$(4,415)	$(11,331)	$(290)	$(11,621)

Net loss per common share - basic and diluted	$(0.04)		$(0.03)	$(0.08)		$(0.08)

The acceleration of revenue recognition and royalty costs related to offer advertisements under ASC 606 increased revenue and royalties by $1,643 and $383, respectively, for the three months ended June 30, 2018.

The acceleration of revenue recognition and royalty costs related to offer advertisements under ASC 606 reduced revenue by $16 and increased royalty costs by $274, respectively, for the six months ended June 30, 2018.

The net impact of accounting for revenue and royalties under the new guidance decreased net loss and net loss per share by $1,260 and $0.01 per basic and diluted share, respectively, for the three months ended June 30, 2018.

The net impact of accounting for revenue and royalties under the new guidance increased net loss by $290, but resulted in no change to net loss per basic and diluted share for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
	Amounts based		As
	on previous guidance	Adjustments	Reported
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(11,331)	$(290)	$(11,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred royalties	(1,056)	274	(782)
Deferred revenue	14,013	16	14,029
Net cash used in operating activities	$(4,236)	$—	$(4,236)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net loss and changes in working capital balances.

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	June 30, 2018	At Adoption
Receivables, which are included in accounts receivable, net	$38,012	$34,673
Contract assets	-	-
Contract liabilities	$81,817	$67,788

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract asset relates to the Company’s right to consideration for its completed performance under the contract. At June  30, 2018, there were no contract assets recorded in the Company’s consolidated balance sheet. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as we perform under the contract. On the date of adoption of ASC 606, the Company had $67,788 in deferred revenue of which $15,622 and $66,928 respectively, was earned in the three and six months ended June 30, 2018.

ASC 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). For the three and six months ending June  30, 2018, there was $0 and $0, respectively, in revenue recognized relating to performance obligations satisfied in prior periods.

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

The total cash consideration the Company received under the SPA and APLA was $3,226, of which $1,726 was received in January 2018. The remaining $1,500, net of a  transition bonus payment of $500, was received in April 2018 upon completion of the transition of the legacy titles from the Moscow studio to the Company’s Hyderabad studio.

In connection with the activities related to the transition under the TSA, an immaterial amount of charges were recorded in the three months ended June 30, 2018. In  connection with the activities related to the transition under the TSA, the Company recorded the following expenses in the six months ended June 30, 2018:

•	$500 related to bonuses that became due to the employees of the Moscow Studio and GMRL;
•	$514 related to the vesting of 147 shares subject to equity awards held by certain employees of the Moscow Studio and GMRL; and
•	$515 related to the amortization of transition services assets that were capitalized as part of the transaction consideration.

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

In-process research and development included in the above table is finite-lived upon completion and will be amortized on a straight-line basis over its estimated life of three years, which approximates the pattern in which the economic benefits of the intangible asset are expected to be realized. As of the valuation date, Dairy Free was in the process of developing a game, which the Company estimates will be launched in 2018.

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

	Three months ended June 30,	Six months ended June 30,
	2017	2017
Total pro forma revenue	$68,679	125,467
Pro forma net loss	(23,896)	(46,986)
Pro forma net loss per share - basic	(0.18)	(0.35)
Pro forma net loss per share - diluted	(0.18)	(0.35)

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

As of June 30, 2018, the Company’s financial assets are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	June 30, 2018
Financial Assets
Cash and cash equivalents	$61,518	$—	$—	$61,518
Restricted cash	110	—	—	110
Other investments	—	—	1,410	1,410
Total Financial Assets	$61,628	$—	$1,410	$63,038

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

approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as the Company purchased these investments in fiscal 2017 and there has been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at June  30, 2018.

Note 6 — Balance Sheet Components

Accounts Receivable, net

	June 30,	December 31,
	2018	2017
Accounts receivable	$38,012	$35,510
Less: Allowance for doubtful accounts	—	(837)
	$38,012	$34,673

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no bad debts during the three and six months ended June 30, 2018 and 2017.

Prepaid Expenses and Other Assets

	June 30,	December 31,
	2018	2017
Deposits	$3,478	$5,464
Other	3,958	5,269
	$7,436	$10,733

Cas

Note 7 — Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	Six Months Ended
	June 30,
	2018	2017
Cash and cash equivalents at beginning of period	$63,764	$102,102
Restricted cash at beginning of the period	602	1,312
Cash, cash equivalents and restricted cash at beginning of period	$64,366	$103,414
Cash and cash equivalents at end of period	61,518	68,113
Restricted cash at end of the period	110	752
Cash, cash equivalents and restricted cash at end of period	$61,628	$68,865

The Company’s restricted cash is included in current assets as of June 30, 2018, June  30, 2017 and December 31, 2017. As of December 31, 2016, the Company’s restricted cash is included in long term assets. Restricted cash primarily includes deposits that the Company has provided for lines of credit to secure its obligations under contracts with certain brand licensors and operating leases.

Note 8 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at June 30, 2018 and December 31, 2017 were as follows:

		June 30, 2018			December 31, 2017
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value *	Expense *	Value *	Value *	Expense *	Value *
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$40,317	$(29,326)	$10,991	$40,317	$(27,248)	$13,069
Carrier contract and related relationships	5 yrs	5,000	(3,898)	1,102	5,000	(3,398)	1,602
Trademarks	7 yrs	5,000	(4,464)	536	5,000	(4,107)	893
In-process research and development	N/A	2,700	—	2,700	2,700	—	2,700
Total intangibles assets		$53,017	$(37,688)	$15,329	$53,017	$(34,753)	$18,264
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

During the three months ended June 30, 2018 and 2017, the Company recorded amortization expense in the amounts of $1,468 and $3,171, respectively, in cost of revenue. During the six months ended June 30, 2018 and 2017, the Company recorded amortization expense in the amounts of $2,935 and $6,433, respectively, in cost of revenue.

As of June 30, 2018, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2018 (remaining 6 months)	$2,935
2019	4,936
2020	3,258
2021	1,500
Total intangible assets subject to amortization	12,629
In-process research and development*	2,700
Total intangible assets, net	$15,329

* The in-process research and development intangible asset will be amortized on a straight-line basis over its estimated life of three years upon successful completion of the game under development.

Goodwill

The Company had $116,227 in goodwill as of June 30, 2018 and December 31, 2017. There was no change in this account balance during the six months ended June 30, 2018.

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

Note 9 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through December 2027. Rent expense for the three months ended June 30, 2018 and 2017 was $1,444 and $1,025, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $2,889 and $2,196, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

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

At June  30, 2018, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2018 (remaining 6 months)	$341	$250
2019	4,723	—
2020	2,300	—
	$7,364	$250

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Future developer commitments as of June 30, 2018 were $250. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $7,301 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Accordingly, the Company had recorded no liabilities for these agreements as of June 30, 2018 and December 31, 2017.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. The Company had recorded no liabilities for these provisions as of June 30, 2018 and December 31, 2017.

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

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), the Company and additional yet-to-be-named defendants.  The complaint alleges (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by the Company and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from the Company’s acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng is seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  The first Case Management Conference was held on July 20, 2018 and the Company and the Non-Glu Defendants intend to file a demurrer in response to Mr. Tseng’s complaint by August 17, 2018, with a hearing currently scheduled for October 12, 2018. Discovery in the case is stayed pending resolution of the demurrer.  The Company believes that the allegations against the Company are without merit and intends to vigorously defend itself in this matter.

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

 Note 10 — Stockholders’ Equity

Warrants to Purchase Common Stock

Warrants outstanding at June  30, 2018 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2017	3,267	$3.79	5.33
Granted	-	-
Exercised	-	-
Warrants outstanding, June 30, 2018	3,267	$3.79	5.33

During the three months ended June 30, 2018 and 2017, the Company recognized expenses with respect to these warrants of $798 and $0 respectively. During the six months ended June 30, 2018 and 2017, the Company recognized expenses with respect to these warrants of $1,046 and $62 respectively.

Note 11 — Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In April 2018, the Company’s Board of Directors approved, and in June 2018, the Company’s stockholders approved, the fourth Amended and Restated 2007 Equity Incentive Plan (the “Fourth Amended 2007 Plan”). The Fourth Amended 2007 Plan includes an increase of 10,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also removed the limitation on the number of shares that can be issued in any calendar year to a participant.

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

Grant of PSUs to Certain Employees

In June 2018, the Committee awarded PSUs to certain employees. These awards will be earned to the extent of achievement of certain bookings targets during 2018 with shares that are earned based on the achievement of such booking targets vesting in March 2019 and in September 2019. To the extent the bookings are achieved between two bookings goals, the number of PSUs earned will be calculated on a linear basis.

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

2018 Equity Inducement Plan

In April 2018, the Compensation Committee of the Company’s Board of Directors adopted the 2018 Equity Inducement Plan (the “2018 Plan”). The 2018 Plan replaced the Company’s 2008 Equity Inducement Plan that expired by its terms in March 2018, and is intended to augment the shares available for issuance under the 2007 Plan. The Company did not seek stockholder approval for the 2018 Plan. As such, awards under the Inducement Plan will be granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company initially reserved 400 shares of common stock for issuance under the 2018 Plan.

RSU Activity

A summary of the Company’s RSU activity for the six months ended June 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2017	5,812	$2.96
Granted	162	$5.53
Vested	(1,684)	$3.14
Forfeited	(366)	$2.72
Awarded and unvested, June 30, 2018	3,924	$3.01

RSUs vested and expected to vest at June 30, 2018	3,924	$3..01	$25,150

PSU Activity

A summary of the Company’s PSU activity for the six months ended June 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2017	661	$3.59
Granted	927	$4.65
Vested	-	$-
Forfeited	(32)	$3.59
Awarded and unvested, June 30, 2018	1,556	$4.22

PSUs vested and expected to vest at June 30, 2018	1,556	$4.22	$9,972

PSO Activity

A summary of the Company’s PSO activity for the six months ended June 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Share	Exercise	Intrinsic
	Outstanding	Price	Value
Balance as of December 31, 2017	4,170	$3.59
Granted	545	3.66
Vested	-	-
Forfeited	(151)	3.59
Balance as of June 30, 2018	4,564	$3.60

Performance stock options vested and expected to vest at June 30, 2018	4,564	$3.60	$12,833

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018:

	Options Outstanding
		Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2017	16,932	$2.78	7.63
Options granted	4,262	$4.10
Options canceled	(633)	$3.58
Options exercised	(1,752)	$2.84
Balances at June 30, 2018	18,809	$3.05	8.02	$63,233

Options vested and expected to vest at June 30, 2018	18,809	$3.05	8.00	$63,233
Options exercisable at June 30, 2018	5,722	$2.89	5.85	$20,184

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Select Market of $6.41 per share as of June 29, 2018 (the last trading day in the quarter). Cash proceeds, net of taxes, from option exercises were $2,456 during the six months ended June 30, 2018. Net cash proceeds from option exercises during the six months ended June 30, 2017 were immaterial.

Stock-Based Compensation

The cost of RSUs and PSUs are determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the date of grant. RSUs typically vest and are settled over approximately a four-year period with 25% of the shares vesting on or around the one-year anniversary of the grant date and the remaining shares vesting quarterly thereafter. Compensation cost is amortized on a straight-line basis over the requisite service period. Vesting of PSOs and PSUs requires continuous services by the Executives and creative leaders and achieving adjusted EBITDA threshold and bookings goals which are solely related to the Company’s own operations.

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables:

Performance Stock Options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	—%	—%	2.36%	—%
Expected volatility	—%	—%	62.60%	—%
Expected term (years)	—	—	5.97	—

Stock Options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.71%	1.64%	2.49%	1.69%
Expected volatility	57.9%	60.6%	58.4%	55.3%
Expected term (years)	4.00	4.00	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company has not granted such awards in the past. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility. The weighted-average fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $1.92 and $1.13 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$2,728	$1,558	$5,927	$2,999
Sales and marketing	609	178	1,262	540
General and administrative	2,006	1,787	4,462	3,525
Total stock-based compensation expense	$5,343	$3,523	$11,651	$7,064

The following table summarizes total compensation expense related to unvested awards not yet recognized as of June 30, 2018:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$16,775
RSUs	10,859
PSUs (1)	2,493
PSOs (1)	3,458
Total unrecognized compensation expense	$33,585

(1)

The unrecognized compensation for PSOs and PSU’s vesting in FY2020 and FY2021 is excluded in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 2.90 years and 2.09 years respectively. The unrecognized compensation expense related to unvested PSOs and PSUs awarded to the executives is expected to be recognized through February 2019. The unrecognized compensation expense related to PSUs awarded to certain non-executive employees is expected to be recognized through September 2019.

Note 12 – Income Taxes

The Company recorded an income tax expense of $207 and $382 for the three and six months ended June 30, 2018, respectively, and an income tax benefit of $177 and $189 for the three and six months ended June  30, 2017, respectively. The change in income tax provision was due to changes in pre-tax income (loss) in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of June 30, 2018 and December 31, 2017, the total amount of unrecognized tax benefits was $14,570 and $13,391, respectively. As of June 30, 2018, and December 31, 2017, approximately $236 and $239, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, which are subject to valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The expense related to interest on uncertain tax positions was immaterial during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, and December 31, 2017, the Company had a liability of $147 and $131, respectively, related to interest and penalties for uncertain tax positions.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted, which made significant changes to various areas of the U.S. federal income tax law, including lowering of the U.S. corporate tax rate from 35 percent to 21 percent. GAAP accounting for income taxes requires that the Company record the impacts of any tax law change on its deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the Act, in January 2018, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which is codified as Accounting Standards Update 2018-05 Income Taxes (“ASU 2018-05”), to provide guidance for companies that have not completed their accounting for the income tax effects of The Act in the period of enactment. Specifically, ASU 2018-05 states that companies that have not completed their accounting for the income tax effects of The Act by financial reporting deadlines may report provisional amounts based on reasonable estimates for items which the accounting is incomplete. Those provisional amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes The Act’s enactment and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore ASU 2018-05 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In accordance with ASU 2018-05, at December 31, 2017, the Company recorded a provisional amount of a one-time negative adjustment of $34,900 for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34,900 for the re-measurement of the valuation allowance maintained on these items. As of June 30, 2018, these estimated amounts remained as provisional as the Company believes that additional analysis of its deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the period analysis is completed, not to exceed the fourth quarter of 2018.

Based on its initial review of the Act, the Company does not expect that the new legislation will have a material impact on its financial statements for the three and six months ended June 30, 2018. The Company will continue to analyze the impacts of the Act on its financial statement and operations. Additional impacts will be recorded as they are identified during the measurement period as provided for in ASU 2018-05.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States of America	$69,115	$52,019	$129,931	$93,982
Americas, excluding the United States	5,148	3,883	9,943	7,066
EMEA	10,212	7,809	20,204	14,948
APAC	5,718	4,968	11,558	9,471
	$90,193	$68,679	$171,636	$125,467

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2018	2017
United States of America	$11,947	$13,030
Rest of the World	1,514	1,600
	$13,461	$14,630

Note 14 — Restructuring

During 2017, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model and reduce operating expenses around the world. During the three and six months ended June 30, 2018, the Company recorded $0 and $80 of restructuring charges related to lease termination costs in the Company’s Long Beach, California office. During the three and six months ended June  30, 2017, the Company recorded $926 and $4,638, of restructuring charges related to employee termination costs in the Company’s Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for the Company’s Bellevue and Beijing, China offices.

	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Total
Balance as of January 1, 2017	$—	$271	$271
Charges to operations	4,319	1,700	6,019
Non-cash charges/adjustments	146	44	190
Charges settled in cash	(4,322)	(1,399)	(5,721)
Balance as of December 31, 2017	$143	$616	$759
Charges to operations	—	80	80
Charges settled in cash	(143)	(261)	(404)
Balance as of June 30, 2018	$—	$435	$435

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and six months ended June 30, 2018, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended June 30, 2018 was $90.2 million, a 31.3% increase compared to the three months ended June 30, 2017, in which we reported revenue of $68.7 million.  Revenue for the six months ended June 30, 2018 was $171.6 million, a 36.8% increase compared to the six months ended June 30, 2017, in which we reported revenue of $125.5 million. These increases were primarily related to an increase in revenue from catalog titles such as Design Home,  Covet Fashion, MLB Tap Sports Baseball 2017, and Kim Kardashian: Hollywood and the launch of MLB Tap Sports Baseball 2018 in March 2018. These increases were partially offset by declining revenue on a year over year basis from catalog titles such as Restaurant Dash with Gordon Ramsay, Deer Hunter 2018 (originally launched as Deer Hunter 2016), Tap Sports Baseball 2016, Racing Rivals and Contract Killer Sniper.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 63.9% and 61.5% of our total revenue for the three months ended June 30, 2018 and 2017,  respectively, and 64.4% and 61.8% for the six months ended June 30, 2018 and 2017, respectively.  We generated the majority of this iOS-related revenue through the Apple App Store, which represented 54.9% and 52.8% of our total revenue for the three months ended June 30, 2018 and 2017, respectively, and 56.3% and 52.9% for the six months ended June 30, 2018 and 2017, respectively,  with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 35.7% and 36.9% of our total revenue for the three months ended June 30, 2018 and 2017, respectively, and 35.1% and 36.6% of our total revenue for the six months ended June 30, 2018 and 2017, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 29.9% and 31.7%, of our total revenue for the three months ended June 30, 2018 and 2017, respectively, and 29.7% and 30.8% respectively, of our total revenue for the six months ended June 30, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership position in the home décor genre with our release of Design Home in November 2016, which was the first title launched by Crowdstar Inc. (“Crowdstar”) following our acquisition. We have introduced key updates for Design Home in 2018, including elite events for elder players, improved series challenges and language localization in German, French and Spanish, and plan to continue to update the title with additional culturalization, augmented reality capabilities, a deeper meta game and e-commerce functionality. Our leadership in the sports and action category remains strong with our Tap Sports Baseball and Deer Hunter franchises and Racing Rivals title, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2018 in March 2018 which includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association. We expect to add to our portfolio of sports and action titles through the upcoming expected worldwide release of WWE Universe. We established our leadership in the fashion and celebrity gaming genre when we launched Kim Kardashian: Hollywood  in June 2014 and extended our leadership position through our acquisition of Crowdstar in November 2016 and its successful Covet Fashion title. The time management genre includes our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our successful release of Restaurant Dash with Gordon Ramsay (which was originally branded as Gordon Ramsay DASH) in June 2016. We expect to add to our portfolio of time management titles through the upcoming release of Dash Town.

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

We work closely with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  For example, our Kim Kardashian: Hollywood title utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on her life.  Our goal is for the game content to become entwined with Ms. Kardashian West’s persona and social media presence, and to otherwise enhance interaction with her fans. We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2018 which features all MLB clubs and uniforms and current and former MLB players. We also work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base.

For us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must ensure that each of our games, whether in development or already live, has compelling gameplay and a core monetization loop that incentivizes players to make in-app purchases.  In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, contests, player-versus-player gameplay and live events and build and nurture social media communities around our franchises both in-game and holistically via community features such as dedicated social channels. We have also made significant investments in our proprietary analytics and revenue technology infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises and further monetizing our highest spending and most engaged players.  We aim to connect our analytics and revenue technology infrastructure to every element of our business – from marketing to merchandising – in order to improve player retention and monetization.

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

Across the globe our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our Design Home,  Covet Fashion, Kim Kardashian: Hollywood, Cooking Dash, Restaurant Dash with Gordon Ramsay, and Deer Hunter 2018 titles and the year over year growth of our Tap Sports Baseball franchise. We plan to focus on regularly updating and otherwise supporting our growth and evergreen titles in order to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles, which we successfully accomplished in 2017 and the first six months of 2018 with our Design Home title. In particular, we have significantly increased our marketing expenditures for Design Home since the first half of 2017 in an effort to leverage the game’s momentum and maximize its revenue potential.  As a result of this investment in Design Home as well as our significant marketing expenditures for MLB Tap Sports Baseball 2017 and 2018 which titles launched at the end of the first quarter of 2017 and 2018, respectively, our sales and marketing expenses have significantly increased since the first half of 2017. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth titles.

Our net loss in the three months ended June 30, 2018 was $4.4 million versus a  net loss of $23.6 million in the three months ended June  30, 2017. This change was primarily due to an increase in revenue of $21.5 million and a decrease in operating expenses of $4.4 million, partially offset by an increase in cost of revenue of $5.9 million. See “—Results of Operations—Comparison of the Three Months Ended June 30, 2018 and 2017” below for further details.

Our net loss in the six months ended June 30, 2018 was $11.6 million versus a net loss of $46.3 million in the six months ended June  30, 2017. This change was primarily due to an increase in revenue of $46.2 million and a decrease in operating expenses of $1.4 million, partially offset by an increase in cost of revenue of $11.7 million. See “—Results of Operations—Comparison of the Six Months Ended June 30, 2018 and 2017” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We significantly increased our sales and marketing expenditures in the second half of 2017 and the first six months of 2018. We expect our sales and marketing expenses to continue to be at similar levels during the remainder of 2018, which may impair our ability to achieve and sustain profitability if this spending does not result in increased revenues. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We have conducted several restructurings since December 2015, and as part of these restructuring efforts, we have transitioned development and live operations of our Racing Rivals title to Carbonated Inc., or Carbonated. However, the cost reductions from these restructurings were largely offset by personnel costs related to our acquisition of Crowdstar in November 2016.  In December 2017, we sold our wholly owned subsidiary in Moscow and transitioned the catalog games developed and/or operated by the Moscow studio to a more cost-effective location in Hyderabad, India.  In the remainder of 2018, we plan to continue hiring additional development personnel in the San Francisco Bay Area and in Hyderabad, India.

Cash, cash equivalents and restricted cash at June 30, 2018 totaled $61.6 million, a decrease of $2.8 million from the $64.4 million balance at December 31, 2017. This decrease was primarily related to $4.2 million of cash used in operations. This decrease was partially offset by cash provided by investing activities of $1.1 million and cash provided by financing activities of $589,000.

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

We calculate DAU, MAU and ARPDAU for only our primary distribution platforms, Apple’s App Store, the Google Play Store and Amazon’s Appstore, as well as from Facebook for certain titles; we are not able to calculate these metrics across all of our distribution channels. In addition, the platforms that we include for purposes of this calculation have changed over time, and we expect that they will continue to change as our business evolves, but we do not expect that we will adjust prior metrics to take any such additions or deletions of distribution platforms into account. We believe that calculating these metrics for only our primary distribution platforms at a given period is generally representative of the metrics for all of our distribution platforms. Moreover, we rely on the data analytics software that we incorporate into our games to calculate and report the DAU, MAU and ARPDAU of our games, and we make certain adjustments to the analytics data to address inconsistencies between the information as reported and our DAU and MAU calculation methodology.

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 11), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data using a fixed decay rate in light of the behavior of similar titles for which we had complete data. The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended June 30, 2018 is aggregate daily DAU for the month of June 2018 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2018		2017
	June 30	March 31	June 30	March 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,627	3,585	4,627	4,098
Aggregate MAU	22,817	24,787	32,792	32,523
Aggregate ARPDAU	$0.27	$0.25	$0.16	$0.15

The decrease in aggregate DAU and MAU for the three months ended June 30, 2018 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games.

Our aggregate ARPDAU increased for the three months ended June 30, 2018 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

The total cash consideration under the SPA and APLA was $3.2 million, of which we received $1.7 million in January 2018. The remaining $1.5 million, net of a transition bonus payment of $500,000, was received in April 2018 upon completion of the transition of the legacy titles from the Moscow studio to our Hyderabad studio.

In connection with the activities related to the transition under the TSA that occurred in the first quarter of 2018, we recorded the following expenses during the six months ended June 30, 2018, an immaterial amount of charges were recorded during the three months ended June 30, 2018:

•	$500,000 related to bonuses that became due to the employees of the Moscow Studio and GMRL;
•	$514,000 related to the vesting of 147,000 shares subject to equity awards held by certain employees of the Moscow Studio and GMRL; and
•	$515,000 related to the amortization of transition services assets that were capitalized as part of the transaction consideration.

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

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,
	2018	2017
Revenue by Type	(In thousands)
Micro-Transactions	$77,078	$58,391
Advertisements	2,233	2,826
Offers	10,790	6,743
Other	92	719
Total revenue	$90,193	$68,679

Our revenue increased $21.5 million, or 31.3%, from $68.7 million for the three months ended June 30, 2017 to $90.2 million for the three months ended June 30, 2018, which was primarily comprised of a  $18.7 million increase in our revenue from micro-transactions (in-app purchases) and a $4.0 million increase in offer revenues, partially offset by a $600,000 decrease in advertisement revenues. The increase in revenue was primarily related to growth and evergreen titles such as Design Home,  Covet Fashion,  and Kim Kardashian: Hollywood and the launch of MLB Tap Sports Baseball 2018 in March 2018. Revenue from these titles increased by $35.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. These increases were partially offset by an $11.9 million aggregate decline in revenue from Restaurant Dash with Gordon Ramsay,  MLB Tap Sports Baseball 2017, Tap Sports Baseball 2016, Racing Rivals and Deer Hunter 2018 (originally launched as Deer Hunter 2016). The decrease in advertisement revenue was primarily due to decrease in DAU for some of our catalog titles during 2018.

During the three months ended June 30, 2018,  Design Home, Covet Fashion, MLB Tap Sports Baseball 2018 and Kim Kardashian: Hollywood were our top four revenue-generating games and comprised 38.8%, 12.6%, 11.9% and 10.5%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended June 30, 2017, Design Home, Covet Fashion, Restaurant Dash with Gordon Ramsay, and MLB Tap Sports Baseball 2017 were our top four revenue-generating games and comprised 21.9%, 13.3%, 11.0%, and 10.3%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $4.4 million, from $16.7 million in the three months ended June  30, 2017 to $21.1 million in the three months ended June 30, 2018. This increase was primarily due to increases in revenue from catalog titles discussed above.

Cost of Revenue

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$32,386	$24,761
Amortization of intangible assets	1,468	3,171
Total cost of revenue	$33,854	$27,932
Revenue	$90,193	$68,679
Gross margin	62.5%	59.3%

Our cost of revenue increased $5.9 million, or 21.2%, from $27.9 million in the three months ended June 30, 2017 to $33.9 million in the three months ended June 30, 2018. This increase was primarily due to an increase of $5.7 million in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, a $1.2 million increase in royalties associated with an increase in royalty-burdened revenue and an $798,000 increase in expenses related to warrants issued to certain celebrities. These increases were partially offset by a $1.7 million decrease in amortization of intangible assets.

The royalties we paid to licensors increased by $1.2 million, or 21.3%, from $5.5 million in the three months ended June 30, 2017 to $6.6 million in the three months ended June 30, 2018. The rate of increase of our royalty payments was lower than the increase in our revenue of 31.3% from $68.7 million in the three months ended June 30, 2017 to $90.2 million in the three months June 30, 2018. This was mainly due to the fact that revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 57.0% in the three months ended June 30, 2017 to 64.4% in the three months ended June 30, 2018. This increase was primarily due to higher revenues from games such as Design Home and Covet Fashion, which are original intellectual properties. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 8.0% in the three months ended June 30, 2017 to 7.4% in the three months ended June 30, 2018 due to a larger percentage of our revenue being attributable to titles that are not royalty burdened.

Research and Development Expenses

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Research and development expenses	$22,832	$23,989
Percentage of revenue	25.3%	34.9%

Our research and development expenses decreased $1.2 million, or 4.8%, from $24.0 million in the three months ended June 30, 2017 to $22.8 million in the three months ended June 30, 2018.  This was primarily attributable to a $2.9 million decrease in payroll related costs mainly due to performance-based equity awards issued to executives and creative leaders in lieu of cash bonuses during the fourth quarter of 2017 and the first quarter of 2018, lower headcount resulting from various restructuring programs implemented by us during 2017, divestiture of our Moscow studio in December 2017, and higher severance and bonus costs incurred during the three months ended June 30, 2017 in relation to our acquisition of Crowdstar. This decrease was partially offset by an increase in stock compensation expense of $1.2 million primarily related to performance-based equity awards granted to our executives and creative leaders in the fourth quarter of 2017 and the first quarter of 2018 and a $477,000 increase in allocated charges for equipment, facilities and depreciation.  As a percentage of revenue, research and development expenses decreased from 34.9% in the three months ended June 30, 2017 to 25.3% in the three months ended June 30, 2018.  We expect our research and development expenditures to increase slightly in the remainder of 2018.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Sales and marketing expenses	$29,741	$30,952
Percentage of revenue	33.0%	45.1%

Our sales and marketing expenses decreased $1.2 million, or 3.9%, from $31.0 million in the three months ended June 30, 2017 to $29.7 million in the three months ended June 30, 2018. This was primarily attributable to a $1.9 million decrease in user acquisition expenditures primarily related to Design Home. This decrease was partially offset by an increase in stock compensation expense of $431,000 primarily related to performance-based equity awards granted to our executives and creative leaders in the fourth quarter of 2017 and the first quarter of 2018 and a $387,000 increase in allocated charges for equipment, facilities and depreciation. As a percentage of revenue, sales and marketing expenses decreased from 45.1% in the three months ended June 30, 2017 to 33.0% in the three months ended June 30, 2018.  We expect our sales and marketing expenses to slightly decrease in the remainder of 2018.

General and Administrative Expenses

	Three Months Ended June 30,
	2018	2017
	(In thousands)
General and administrative expenses	$7,608	$8,678
Percentage of revenue	8.4%	12.6%

Our general and administrative expenses decreased by $1.1 million, or 12.3%, from $8.7 million in the three months ended June 30, 2017 to $7.6 million in the three months ended June 30, 2018.  This was primarily attributable to a $1.3 million decrease in payroll related costs and a $360,000 decrease in allocated charges for equipment, facilities and depreciation. The decrease in payroll costs was mainly due to performance-based awards issued to executives in lieu of cash bonuses during the fourth quarter of 2017 and the first quarter of 2018, lower headcount resulting from liquidation or divestiture of some of our foreign subsidiaries during 2017 and lower severance costs incurred during the three months ended June 30, 2018. These decreases were partially offset by an increase of $219,000 in stock-based compensation expense primarily related to performance-based equity awards granted to our executives in the fourth quarter of 2017 and the first quarter of 2018 and an increase of $206,000 in consulting expenses.  As a percentage of revenue, general and administrative expenses decreased from 12.6% in the three months ended June 30, 2017 to 8.4% in the three months ended June 30, 2018.  We expect our general and administrative expenses to increase in the remainder of 2018.

Restructuring Charges

No restructuring charges were recorded during the three months ended June 30, 2018. During the three months ended June 30, 2017, we recorded $926,000 of restructuring charges related to employee termination and lease termination costs in our Bellevue, Washington, Long Beach, California, San Francisco, California, Portland, Oregon, and Beijing, China, offices.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) decreased from a net interest income of $53,000 in the three months ended June 30, 2017 to an expense of $366,000 in the three months ended June 30, 2018.  This decrease was primarily due to foreign currency losses related to the revaluation of certain account balances including accounts receivable.

Income Tax Benefit/(Expense)

Our income tax provision changed from an income tax benefit of $177,000 in the three months ended June 30, 2017 to an income tax expense of $207,000 in the three months ended June 30, 2018. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted, which made significant changes to various areas of the U.S. federal income tax law, including lowering of the U.S. corporate tax rate from 35 percent to 21 percent. GAAP accounting for income taxes requires that we record the impacts of any tax law change on our deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of The Act, in January 2018, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which is codified as Accounting Standards Update 2018-05 Income Taxes (“ASU 2018-05”), to provide guidance for companies that have not completed accounting for the income tax effects of The Act in the period of enactment. Specifically, ASU 2018-05 states that companies that have not completed their accounting for the effects of The Act by financial reporting deadlines may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those provisional amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes The Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, ASU 2018-05 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In accordance with ASU 2018-05, at December 31, 2017, we recorded a provisional amount of a one-time negative adjustment of $34.9 million for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34.9 million for the re-measurement of valuation allowance maintained on these items. As of June 30, 2018, these estimated amounts remained as provisional as we believe that additional analysis of our deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period the analysis is completed, not to exceed the fourth quarter of 2018.

Based on our initial review of The Act, we do not expect that the new legislation will have a material impact on our financial statements for the three months ended June 30, 2018. We will continue to analyze the impacts of The Act on our financial statements and operations. Additional impacts will be recorded as they are identified during the measurement period as provided for in ASU 2018-05.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended June 30,
	2018	2017
Revenue by Type	(In thousands)
Micro-Transactions	$149,004	$105,865
Advertisements	3,789	6,109
Offers	18,591	12,223
Other	252	1,270
Total revenue	$171,636	$125,467

Our revenue increased $46.2 million, or 36.8%, from $125.5 million for the six months ended June 30, 2017 to $171.6 million for the six months ended June 30, 2018, which was primarily comprised of a $43.1 million increase in our revenue from micro-transactions (in-app purchases) and a $6.4 million increase in offer revenues, partially offset by a $2.3 million decrease in advertisement revenues. The increase in revenue was primarily related to growth and evergreen titles such as Design Home,  Covet Fashion,  MLB Tap Sports Baseball 2017,  Kim Kardashian: Hollywood and the launch of MLB Tap Sports Baseball 2018 in March 2018. Revenue from these titles increased by $75.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were partially offset by a $22.8 million aggregate decline in revenue from catalog titles such as Restaurant Dash with Gordon Ramsay, Deer Hunter 2018, Tap Sports Baseball 2016, Racing Rivals and Contract Killer Sniper. The decrease in advertisement revenue was primarily due to decrease in DAU for some of our catalog titles during 2018.

During the six months ended June 30, 2018,  Design Home, Covet Fashion and Kim Kardashian: Hollywood were our top three revenue-generating games and comprised 38.0%, 12.5%  and 10.7%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the period. During the six months ended June 30, 2017, Design Home, Covet Fashion, Restaurant Dash with Gordon Ramsay, Cooking Dash 2016 and Kim Kardashian: Hollywood were our top five revenue-generating games and comprised 15.7%, 12.3%, 11.9%, 10.9% and 10.8%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue increased by $10.2 million, from $31.5 million in the six months ended June 30, 2017 to $41.7 million in the six months ended June 30, 2018. This increase was primarily due to increases in revenue from catalog titles discussed above.

Cost of Revenue

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$61,553	$45,621
Impairment of prepaid royalties and minimum guarantees	99	792
Amortization of intangible assets	2,935	6,433
Total cost of revenue	$64,587	$52,846
Revenue	$171,636	$125,467
Gross margin	62.4%	57.9%

Our cost of revenue increased $11.7 million, or 22.2%, from $52.8 million in the six months ended June 30, 2017 to $64.6 million in the six months ended June 30, 2018. This increase was primarily due to an increase of $13.1 million in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, a $1.9 million increase in royalties associated with an increase in royalty-burdened revenue and a $1.0 million increase in expense related to warrants issued to certain celebrities. These increases were partially offset by a $3.5 million decrease in amortization of intangible assets and a $693,000 decrease in impairment of prepaid royalties and minimum guarantees.

The royalties we paid to licensors increased by $1.9 million, or 18.4%, from $10.2 million in the six months ended June 30, 2017 to $12.0 million in the six months ended June 30, 2018. The rate of increase of our royalty payments was lower than the increase in our revenue of 36.8% from $125.5 million in the six months ended June 30, 2017 to $171.6 million in the six months June 30, 2018. This was mainly due to the fact that revenue attributable to games based upon original intellectual property increased as a percentage of revenue from 54.6% in the six months ended June 30, 2017 to 65.1% in the six months ended June 30, 2018. This increase was primarily due to higher revenues from original intellectual properties such as Design Home and Covet Fashion. Overall royalties, including impairment of prepaid royalties and guarantees, as a percentage of total revenue decreased from 8.7% in the six months ended June 30, 2017 to 7.1% in the six months ended June 30, 2018 due to a larger percentage of our revenue being attributable to titles that are not royalty burdened as well as lower royalty impairments in the six months ended June 30, 2018.

Research and Development Expenses

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Research and development expenses	$45,542	$49,022
Percentage of revenue	26.5%	39.1%

Our research and development expenses decreased $3.5 million, or 7.1%, from $49.0 million in the six months ended June 30, 2017 to $45.5 million in the six months ended June 30, 2018. This was primarily attributable to a $6.6 million decrease in payroll related costs mainly due to performance-based equity awards issued to executives and creative leaders in lieu of cash bonuses during the fourth quarter of 2017 and the first quarter of 2018, lower headcount resulting from various restructuring programs implemented by us during 2017, divestiture of our Moscow studio in December 2017, and higher severance and bonus costs incurred during the six months ended June 30, 2017 in relation to our acquisition of Crowdstar. This decrease was partially offset by an increase in stock compensation expense of $2.9 million primarily related to performance-based equity awards granted to our executives and creative leaders in the fourth quarter of 2017 and the first quarter of 2018 and acceleration of equity awards in connection with the transition services provided by certain former employees of our Moscow studio. As a percentage of revenue, research and development expenses decreased from 39.1% in the six months ended June 30, 2017 to 26.5% in the six months ended June 30, 2018.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Sales and marketing expenses	$56,551	$48,240
Percentage of revenue	32.9%	38.4%

Our sales and marketing expenses increased $8.3 million, or 17.2%, from $48.2 million in the six months ended June 30, 2017 to $56.6 million in the six months ended June 30, 2018. This was primarily attributable to an increase of $7.0 million in user acquisition expenditures primarily related to Design Home,  an increase in stock compensation expense of $722,000 primarily related to performance-based equity awards granted to our executives and creative leaders in the fourth quarter of 2017 and the first quarter of 2018 and an $880,000 increase in allocated charges for equipment, facilities and depreciation. As a percentage of revenue, sales and marketing expenses increased from 38.4% in the six months ended June 30, 2017 to 32.9% in the six months ended June 30, 2018.

General and Administrative Expenses

	Six Months Ended June 30,
	2018	2017
	(In thousands)
General and administrative expenses	$15,498	$17,175
Percentage of revenue	9.0%	13.7%

Our general and administrative expenses decreased by $1.7 million, or 9.8%, from $17.2 million in the six months ended June 30, 2017 to $15.5 million in the six months ended June 30, 2018. This was primarily attributable to a $2.2 million decrease in payroll related costs, a $530,000 decrease in professional fees mainly related to our acquisition of Crowdstar and a $658,000 decrease in allocated charges for equipment, facilities and depreciation. The decrease in payroll related costs was mainly due to performance-based awards issued to executives in lieu of cash bonuses during the fourth quarter of 2017 and the first quarter of 2018, lower headcount resulting from liquidation or divestiture of some of our foreign subsidiaries during 2017, restructuring programs implemented by us during 2017 and higher bonus and severance costs incurred during the six months ended June 30, 2017 in relation to our acquisition of Crowdstar. These decreases were partially offset by an increase of $937,000 in stock-based compensation expense primarily related to performance-based equity awards granted to our executives in the fourth quarter of 2017 and the first quarter of 2018 and an increase of $494,000 in consulting expenses. As a percentage of revenue, general and administrative expenses decreased from 13.7% in the six months ended June 30, 2017 to 9.0% in the six months ended June 30, 2018.

Restructuring Charges

During the six months ended June 30, 2018, we recorded $80,000 of restructuring charges related to lease termination costs in our Long Beach, California office. During the six months ended June 30, 2017, we recorded $4.6 million of restructuring charges related to employee termination and lease termination costs in our Bellevue, Washington, Long Beach, California, San Francisco, California, Portland, Oregon, and Beijing, China, offices.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) increased from a net expense of $69,000 in the six months ended June 30, 2017 to a net expense of $617,000 in the six months ended June 30, 2018. This increase was primarily attributable to $455,000 of currency losses for the revaluation of certain account balances including accounts receivable and a $160,000 charge related to amortization of transition service assets in connection with transitioning of certain legacy titles from our Moscow studio to our Hyderabad studio.

Income Tax Benefit/(Expense)

Our income tax provision changed from an income tax benefit of $189,000 in the six months ended June 30, 2017 to an income tax expense of $382,000 in the six months ended June 30, 2018. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

In accordance with ASU 2018-05, at December 31, 2017, we recorded a provisional amount of a one-time negative adjustment of $34.9 million for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34.9 million for the re-measurement of valuation allowance maintained on these items. As of June 30, 2018, these estimated amounts remained as provisional as we believe that additional analysis of our deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period the analysis is completed, not to exceed the fourth quarter of 2018.

Based on our initial review of The Act, we do not expect that the new legislation will have a material impact on our financial statements for the six months ended June 30, 2018. We will continue to analyze the impacts of The Act on our financial statements and operations. Additional impacts will be recorded as they are identified during the measurement period as provided for in ASU 2018-05.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	$(4,236)	$(32,410)
Cash flows generated from / (used in) investing activities	1,111	(1,561)
Cash flows generated from / (used in) financing activities	589	(459)

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of June 30, 2018, we had an accumulated deficit of $438.9 million.

Operating Activities

In the six months ended June 30, 2018, net cash used in operating activities was $4.2 million, which was primarily due to an  $11.6 million net loss, a $10.1 million decrease in accrued compensation mainly due to 2017 bonus payments, a $3.7 million decrease in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors, a $2.0 million decrease in accrued royalties, a $3.6 million increase in accounts receivable mainly due to the timing of payments from our customers and a $4.2 million increase in deferred platform commission fee attributable to higher bookings. These amounts were partially offset by a $14.0 million increase in deferred revenue mainly attributable to an increase in revenue from titles with longer useful lives and adjustments for non-cash items including stock-based compensation expense of $11.7 million, amortization of intangible assets of $2.9 million and depreciation of $1.9 million.

In the six months ended June 30, 2017, net cash used in operating activities was $32.4 million, which was primarily due to a $46.3 million net loss, minimum guaranteed royalty payments of $17.0 million to celebrity and brand licensors,  a $10.7 million increase in accounts receivable due to the timing of payments from our customers, a $11.2 million increase in prepaid in prepaid expenses and other assets related to platform fee and outside development services, and $4.0 million of cash restructuring activities. These amounts were partially offset by a $25.0 million increase in deferred revenue mainly attributable to increase in revenue from titles with longer useful lives and adjustments for non-cash items including stock-based compensation expense of $7.0 million and amortization of intangible assets of $6.4 million.

Investing Activities

In the six months ended June 30, 2018, we generated $1.1 million of cash from investing activities primarily related to proceeds of $2.7 million from the divestiture of our Moscow studio, partially offset by property and equipment purchases of $1.6 million.

In the six months ended June 30, 2017, we used $1.6 million of cash for investing activities primarily related to purchases of property and equipment of $751,000 and other investing activities of $810,000.

Financing Activities

In the six months ended June 30, 2018, net cash generated from financing activities was $589,000 primarily due to $4.4 million in proceeds received from option exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $3.8 million of taxes paid related to net share settlement of RSUs.

In the six months ended June 30, 2017, net cash used in financing activities was $459,000 due primarily to the $1.2 million of taxes paid related to net share settlement of RSUs. These cash outflows were partially offset by $781,000 in proceeds received from stock option exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $61.5 million as of June 30, 2018. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $1.9 million as of June 30, 2018, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, except China, because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to pay operating lease obligations, use of cash to fund our foreign operations, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund operating lease obligations and minimum guaranteed royalty payments during the remainder of 2018 as milestone payments become due on games we publish and/or develop that incorporate third party licensed property, and may also use cash to fund investments and/or the purchase price of any acquisitions. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2018:

	Payments Due by Period from June 30, 2018
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations (1)	$47,420	$5,413	$10,219	$9,275	$22,513
Guaranteed royalties (2)	7,364	3,064	4,300	—	—
Developer commitments (3)	250	250	—	—	—
Total contractual obligations (4)	$55,034	$8,727	$14,519	$9,275	$22,513

(1)	We have entered into a sub-lease agreement for one of our U.S. offices. The future obligation amounts are net of the sub-lease payments.
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

(4)

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At June  30, 2018, we had $386,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017.  Our market risk profile has not changed significantly during the three months ended June 30, 2018.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2018, substantially all of our cash and cash equivalents of $61.5 million was held in operating bank accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of June 30, 2018,  and December 31, 2017, our cash and cash equivalents were maintained by financial institutions in the United States, Canada, China, Hong Kong and India and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At June  30, 2018, Apple Inc., or Apple, accounted for 60.7%, and Google Inc., or Google, accounted for 19.8% of total accounts receivable. At December 31, 2017, Apple accounted for 58.0% and Google accounted for 17.1%,  of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2017 some of these currencies fluctuated significantly. Our revenue is usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and the Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar, or USD, could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), Glu and additional yet-to-be-named defendants.  The complaint alleges (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by Glu and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from our acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng is seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  The first Case Management Conference, was held on July 20, 2018 and Glu and the Non-Glu Defendants intend to file a demurrer in response to Mr. Tseng’s complaint by August 17, 2018 with a hearing currently scheduled for October 12, 2018.  Discovery in the case is stayed pending resolution of the demurrer.  We believe that the allegations against us are without merit and intend to vigorously defend ourselves in this matter.

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

We have incurred significant losses since inception, including a net loss of $97.6 million in 2017 and a net loss of $11.6 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $438.9 million. While we conducted several restructurings and divested our Moscow game development studio during 2017, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing titles as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth titles; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations, including new creative leaders and their teams; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company. We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. During 2017 and the first six months of 2018, we significantly increased our strategic investment in user acquisition for our Design Home title to leverage the game’s momentum and maximize its revenue potential. While we believe that we will more than recoup these marketing expenditures by generating additional revenues over the long term, our analysis may prove incorrect and we may not generate a positive return on investment from these expenditures. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our strategic investment in user acquisition for Design Home, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. For example, during the fiscal year ended December 31, 2017, we recorded a $27.3 million impairment related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties. We have also taken restructuring charges in the past, including $6.0 million during 2017 related to headcount reductions and other restructuring activities. Furthermore, given the declines in overall downloads of mobile gaming applications and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 (which we have rebranded Deer Hunter 2018) and Eternity Warriors 4, as well as for many of our more recent titles, such as The Swift Life, Nicki Minaj: The Empire, Britney Spears: American Dream,  Restaurant Dash with Gordon Ramsay, and Rival Fire, have downloaded at significantly lower rates as compared to previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful evergreen and growth games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, we experienced delays in the development and commercial release of The Swift Life, and, following global launch, the title has not been commercially successful. We have recently decided to delay the worldwide launch date of WWE Universe and Dash Town in order to give the development team additional time to work on these titles so that they can meet our expectations for a potential growth game. The launch of these titles might get delayed further than we anticipate, or they may not be successful when and if launched, which would likely harm our business, operating results and financial condition.  Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home. It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline. In particular, in connection with our product strategy, we have committed significant resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in updating our existing titles, such as was the case with our updates of Covet Fashion in the first quarter of 2017 and Racing Rivals in the fourth quarter of 2016 and the second quarter of 2018, which updates were received poorly by some of our players and, in the case of Racing Rivals, resulted in decreased revenue. In addition, while we currently plan to add new features to Design Home,  including augmented reality, deeper game play, a richer social experience and real world rewards and offers,  our efforts may not result in increased revenues and could cause a decline in the game’s popularity. If rates of revenue decline are higher than expected in a particular quarterly period, our new games are not launched in a timely manner or fail to download and/or monetize as we anticipate, the expenditures we make on user acquisition do not result in increased revenues, or the enhancements we make to existing titles do not result in increased revenues or decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall & Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

We face significant challenges in achieving our goal of become the leading developer and publisher of free-to-play mobile games.  The most successful launches of free-to-play games tend to include socio-competitive gameplay, deep meta game features, player versus player activities, regularly updated content and other complex technological and creative attributes.  While we are working to include such features in our games through our growth and evergreen strategy, we may not successfully update our games to include these features or they may not be well received by our players.  For example, the significant update to Racing Rivals that we released in the fourth quarter of 2016 was poorly received by players and led to a significant decline in revenue from this title, and our efforts to relaunch this title through a significant update in the second quarter of 2018 has not been successful to date. If we are unable to successfully implement our growth and evergreen strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected, and we may be unable to launch successful new titles due to a diversion of talent and resources to our existing growth and evergreen titles. Additionally, our existing games compete with our new offerings and the offerings of our competitors, and revenue from our existing games have declined over time, a trend that we have limited experience reversing on a consistent basis.  Our efforts to develop new growth games and enhance our existing growth and evergreen titles may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

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

•

even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games, such as occurred with our Kendall & Kylie title, which may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;

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
•

various jurisdictions are assessing the legality of “loot boxes” which are commonly used in some of our top games, and in the fourth quarter of 2017 Apple updated its terms of service to require publishers to publish the odds of winning the items contained in loot boxes, which could harm the monetization of our games that utilize loot boxes;
•

the Federal Trade Commission, or the FTC, has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached a settlement with Apple in January 2014 and with Google in September 2014 on this issue, and in April 2016, a federal court granted summary judgment in favor of the FTC finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors), and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit; and

•

various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel. For example, in July 2018, the European Union imposed a 4.34 billion euro fine on Google for abusing its power in the mobile phone market by forcing handset makers to effectively preinstall Google apps on their devices and ordered Google to stop automatically including its own apps in mobile devices within 90 days of the ruling.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenue that we derive from in-app purchases.

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our most recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 5%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 5% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our growth and evergreen gaming strategy.   We have also encountered difficulties in retaining our players as the average monthly active users, or MAU, for our games declined 30.4% from 32.8 million in the second quarter of 2017 to 22.8 million in the second quarter of 2018. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 64.4% of our total revenue for the six months ended June 30, 2018 compared with 61.8% of our total revenue for the six months ended June 30, 2017.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 56.3% and 52.9% of our total revenue for the six months ended June 30, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 35.1% and 36.6% of our total revenue for the six months ended June 30, 2018 and 2017, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google

Play Store, which represented 29.7% and 30.8% of our total revenue for the six months ended June 30, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions, including platform commission fees, with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support.   Building our games to support 64-bit development has increased the file sizes of our games making it more difficult for players to download our games and potentially negatively impacting the number of downloads and active users of our titles, particularly for those games where we are unable to keep file sizes below 150 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network (requiring download over wifi networks). More recently, in the fourth quarter of 2017, Apple updated its terms of service to require publishers to disclose a player’s odds of winning the various items contained within loot boxes.  Glu utilizes loot boxes in many of its current games and the games it intends to release in 2018, and it is possible that this new disclosure requirement will negatively impact the monetization of these titles. Furthermore, in January 2018, Apple enforced new guidelines relating to offerwalls which negatively impacted our revenues from offers in Design Home during the first quarter of 2018. If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.2 million applications, including more than 800,000 active games, were available on Apple’s U.S. App Store as of July  31, 2018.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline, and we could lose market share, any of which would materially harm our business, operating results and financial condition.

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

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2017, we impaired $27.3 million related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties; As of June 30, 2018, we had remaining prepaid royalty balances totaling $10.8 million. We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

If we do not successfully establish and maintain awareness of our brand and games, if we fail to develop high-quality, engaging games that are differentiated from our prior games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing such new relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property.  Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games, including integrating the level of social and community features appropriate for a game’s target audience and partnering with brands with fan bases that can support successful mobile games.  If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully.  Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games.  If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase and our business, operating results and financial condition could suffer.

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand.  Our games may contain violence or other content that some consumers may find objectionable.  For example, Apple has assigned each of our shooter games a 17-and-older rating due to its violence.  In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer:  Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless.  In addition, our employees or employees of outside developers could include hidden features in our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material.  Users of our games, particularly games with social messaging features, may utilize these features for illegal purposes or target certain users through these features. If consumers believe that a game we published contains objectionable content or may expose them to nefarious individuals, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects or have playability issues, we may receive negative user reviews and our brand may be damaged. For example, our Racing Rivals title experienced playability and user interface issues after the release of an update in the fourth quarter of 2016 that introduced new graphics, which particularly affected users of some Android devices and harmed monetization of the game, and our attempt to relaunch the game in the second quarter of 2018 by introducing new features and resetting the economy of the game resulted in the game crashing and not being available to most users for several days. As a result, the daily active users of Racing Rivals and the revenue that we generate from this title have significantly decreased from peak levels. In addition, any issues relating to our games could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We have depended on a small number of games for a significant portion of our revenue in recent fiscal periods.  If these games do not succeed or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for the six months ended June 30, 2018,  Design Home, Covet Fashion and Kim Kardashian: Hollywood, each accounted for greater than 10% of our revenue in  the period and collectively generated approximately 61.2% of our revenue during the period, while our top five titles for the six months ended June 30, 2017,  Design Home, Restaurant Dash with Gordon Ramsay, Covet Fashion, Cooking Dash 2016 and Kim Kardashian: Hollywood,  collectively generated approximately 61.6% of our revenue during the period; no other game generated more than 10% of our revenue during these respective periods. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future as we implement measures to make our successful games into growth or evergreen titles and plan to release only one new title in 2018. In particular, our growth title Design Home has accounted for a successively larger percentage of our quarterly revenues since its launch which has increased our reliance on the success of this title. Our evergreen titles strategy is one where we hope to reduce period over period declines in revenue from our existing successful titles and position ourselves to convert these into growth titles that grow revenue on a year over year basis. While we experienced some success with this strategy during 2017 and the first six months of 2018, in particular for Kim Kardashian: Hollywood, we may not consistently succeed in implementing or executing on it, which could cause our revenue to decline in 2018. In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, celebrity titles that we launched in 2015 through 2017 featuring Taylor Swift, Nicki Minaj, Britney Spears and Katy Perry all failed to generate meaningful revenue, and revenue from our Kendall & Kylie title declined significantly from its peak level following global launch in February 2016.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our games and game franchises would lead to revenue declines.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, unexpected technical problems, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

We rely on digital storefronts and other third-party networks to deliver games to our players and on their or other third parties’ billing systems to track and account for our game downloads.  We also rely on our own servers and third-party infrastructure to operate our connected games, and we expect that our reliance on such third-party infrastructure and our technology platform will increase as we continue to add additional social features and functionality into our games.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  In addition, Amazon has experienced brief power outages on occasion during the past several years that have affected the availability of certain of our games during such outages. While none of these events adversely impacted our business, a similar outage of a longer duration could.  In addition, the operation of our online-only games depends on the continued functionality of our technology platform.  As a result, we could experience unexpected technical problems with regard to the operation of our online-only games, particularly if the number of concurrent users playing our games is significantly more than we anticipate.  Any technical problem with, cyber attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including our technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in the second quarter of 2018, our efforts to relaunch Racing Rivals resulted in the game crashing and not being available to most users for several days. In addition, in the second quarter of 2017, we experienced technical issues with our Covet Fashion title that caused an extended outage and resulted in certain users receiving in-game currency erroneously. If users are unable to access and play our games for any period of time, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may receive negative publicity and game ratings, we may lose players of our games, we may be required to issue refunds, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could require us to incur substantial repair costs, distract management from operating our business and result in a loss of revenue.

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

We use a game development engine licensed from Unity Technologies to create many of our games, and we expect to continue to use this engine for the foreseeable future. Because we do not own this engine, we do not control its operation or maintenance, nor do we control how the engine is updated or upgraded. As a result, any prolonged technical issues with this engine might not be resolved quickly, despite the fact that we have contractual service level commitments from Unity. In addition, to the extent that we require any functionality that is not offered by Unity, as was the case when Apple initially announced its 64-bit requirement, we are dependent on Unity to update or upgrade its engine to offer such functionality. Furthermore, although Unity cannot terminate our agreement absent an uncured material breach of the agreement by us, we could lose access to this engine under certain circumstances, such as a natural disaster that impacts Unity or a bankruptcy event.  If we experience any prolonged issues with the operation of the Unity game development engine, if the Unity game development engine does not offer the functionality we require or if we lose access to this engine for any reason, it could delay our game development efforts and cause us to not meet revenue expectations for a quarterly or annual period, which would likely cause our stock price to decline. For example, in the first quarter of 2016, we were unable to implement a significant update to our Racing Rivals title due to programming bugs in the Unity game development engine, which update we believe could have helped to increase revenue for that title during the quarter.  Further, if one of our competitors acquired Unity, the acquiring company would be less likely to renew our agreement, which expires in October 2019, which could impact our game development efforts in the future, particularly with respect to sequels to games that were created on the Unity engine.

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

The actions of the storefront operators can also negatively impact the revenue that we generate from advertisements and offers. For example, in the second quarter of 2011, Apple began prohibiting virtual currency-incented advertising offers in games that directed users to download other applications from the Apple App Store in order to complete the offer. These offers accounted for approximately one-third of our revenue during the three months ended September 30, 2011, and our inability to use such offers has negatively impacted our revenue. In addition, during the second quarter of 2014, there were reports that Apple was considering prohibiting certain types of virtual currency-incented video advertising in games that promoted other applications available on the Apple App Store. These incented video advertisements generate a meaningful percentage of our overall revenue, and any prohibition of these advertisements would have had a negative impact on our revenue. For example, in January 2018, Apple enforced new guidelines relating to certain types of incented offers which negatively impacted our revenues from offers in Design Home during the first quarter of 2018.  Any similar changes in the future that impact our revenue that we generate from advertisements and offers could materially harm our business.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 42.1% in 2015 and 39.7% in 2016 largely due to the majority of our revenue being generated from games that are based on or substantially incorporate third-party intellectual property, such as Kim Kardashian: Hollywood,  Kendall & Kylie,  Racing Rivals, the Tap Sports Baseball franchise and Restaurant Dash with Gordon Ramsay. While our revenue from our own intellectual property increased to 59.1% for the year ended December 31, 2017 and to 65.1% for six months ended June 30, 2018, we still expect to continue to derive significant revenue from titles incorporating third-party intellectual property, such as the Tap Sports Baseball franchise and WWE Universe, and expect to continue to develop new titles featuring third-party intellectual property, such as in connection with our relationship with Disney Consumer Products and Interactive Media through which we expect to release a title in 2019. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

We publish games developed by third parties, which exposes us to a number of potential operational and legal risks.

Publishing games developed by third parties exposes us to a number of potential operational and legal risks.  For example, we may be required to provide third party developers with upfront license fees or non-recoupable minimum guaranteed royalties in order to obtain the rights to publish their games, and we may incur significant costs marketing these games after they have been commercially launched.  For example, we agreed to significant license fee and minimum guaranteed royalty payments to an affiliate of Tencent to license and publish Tencent’s WeFire game in the United States and international markets outside of Asia under the title Rival Fire. Due to Rival Fire’s poor performance in terms of downloads and monetization since its launch in July 2016, we impaired $14.5 million in 2016 related to these payments.  Other third-party games that we license and publish may not be commercially successful and may not generate the amount of revenue necessary for us to fully recoup minimum guaranteed royalty and license fee payments. We and other mobile gaming companies have failed in the past to achieve commercial success in bringing successful games developed and launched in Asia to Western markets, including with respect to our efforts to publish and monetize Rival Fire. In addition, if any of the games created by third party developers with which we work infringe intellectual property owned by others, or otherwise violate any third party’s rights or any applicable laws and regulations, such as laws with respect to data collection and privacy, we would be exposed to potential legal risks by publishing these games.

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

Tencent, through its controlled affiliates, held approximately 19.9% of the aggregate voting power of our common stock as of June 30, 2018, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and in January 2017 appointing Ben Feder, Tencent’s President of International Partnerships (North America), as Mr. Ma’s replacement on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters. Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with the Euro, Canadian Dollar and Indian Rupee being the primary international currencies in which we transact business.  Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  We experienced significant fluctuations in currency exchange rates in 2016 and 2017 and expect to experience continued significant fluctuations in the future.  We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar.  Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable.  This could negatively impact our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.

International sales represented approximately 24.3% and 25.1% of our revenue during the six months ended June 30, 2018 and 2017, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;
•	potential adverse foreign tax consequences, since due to our international operations, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws;
•	political, economic and social instability in some regions of the world;

•	restrictions on the export or import of technology;
•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and
•	difficulties in enforcing intellectual property rights in certain countries.

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

Our business depends, in part, on the commercial introduction of new mobile devices with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage.  For example, the introduction of new and more powerful versions of Apple’s iPhone and iPad and devices based on Google’s Android operating system, have helped drive the growth of the mobile games market.  In addition, consumers generally purchase the majority of content, such as our games, for a new device within a few months of purchasing it.  We do not control the timing of these device launches.  The mobile games market could also be disrupted by new technologies, such as the introduction of next generation virtual reality devices.  Some manufacturers give us access to their new devices prior to commercial release.  If one or more major manufacturers were to stop providing us access to new device models prior to commercial release, we might be unable to introduce games that are compatible with the new device when the device is first commercially released, and we might be unable to make compatible games for a substantial period following the device release.  If we do not adequately build into our title plan the demand for games for a particular mobile device or experience game launch delays, we miss the opportunity to sell games when new mobile devices are shipped, or our end users upgrade to a new mobile device, our revenue would likely decline, and our business, operating results and financial condition would likely suffer.

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

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within the loot box to customers prior to purchase. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item he or she will receive (which may be a common, rare or super rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise, Kim Kardashian Hollywood and Racing Rivals, and we intend to use loot boxes in our upcoming WWE Universe title. We have updated our applicable games to comply with Apple’s new rules relating to loot boxes and do not believe that this has had a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple changes its terms of service to include more onerous requirements or if Apple (or Google) were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenues generated from these games to decline. In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under its respective laws. While neither of these bodies reviewed any of our games, we may be required to modify the implementation of loot boxes to continue utilizing loot boxes in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, various other jurisdictions, including Australia, the United Kingdom, and the states of Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. To the extent that more jurisdictions determine that loot boxes constitute gambling, or they otherwise elect to regulate the use of loot boxes, it could require us to take similar actions to those we may be required to take in Belgium and the Netherlands, which would negatively impact our revenues.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the FTC and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act of 2018, which will become effective in January 2020, create new individual privacy rights and impose worldwide obligations on companies handling personal data, which has resulted, or in the case of the California law will result, in a greater compliance burden for us and other companies with European and Californian users and could result in us incurring substantial monetary penalties if we are found to be in violation of these laws and regulations. Various U.S. state and federal regulators have also continued to expand the scope of data elements worthy of, and subject to, privacy protections, creating a multi-layered regulation regime that may be applicable to our business and will require time and resources to address.  Additionally, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In January 2014, the FTC announced a settlement with Apple related to in-app purchases made by minors.  In April 2016, the FTC was also successful in a lawsuit against Amazon, with a Federal District Court granting summary judgment in favor of the FTC, finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only eight issued U.S. patents and ten U.S. patent applications currently outstanding, including two that we inherited through acquisitions, so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on two of the issued U.S. patents.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter Classic game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement with Hothead in August 2015 in which Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees.  For example, in July 2018, SwiftLife, Inc. filed a complaint in the U.S. District Court for the Eastern District of New York against us, our wholly owned subsidiary Glu Games Inc., and Taylor Swift, Taylor Swift Productions, Inc. and TAS Rights Management, LLC. The complaint alleges eight causes of action, including that Glu and the other defendants infringe the plaintiff’s federally registered trademark, SwiftLife. While we believe that the allegations asserted against us are without merit and we intend to vigorously defend ourselves in this matter, the outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. In addition, any claims brought against us in the future could result in our being enjoined from using our intellectual property or licensed intellectual property, and we might incur significant licensing fees and could be forced to develop alternative technologies.  We may also be required to pay penalties, judgments, royalties or significant settlement costs.  If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or be prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are incorporated by reference into this Item 6.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	2007 Equity Incentive Plan, as amended and restated through June 7, 2018.					X
10.02	2018 Equity Inducement Plan adopted on April 2, 2018					X
10.03	For the 2018 Equity Inducement Plan: forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement					X
10.04	For the 2018 Equity Inducement Plan: forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a‑14(a)/15d‑14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a‑14(a)/15d‑14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a‑14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a‑14(b).					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

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

GLU MOBILE INC.
Date: August 8, 2018	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)