Form 10-Q
period 2018-09-30
GLU MOBILE INC
filed 2018-11-08
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes  ☒    No   ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	◻
			
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Shares of Glu Mobile Inc. common stock, $0.0001 par value per share, outstanding as of November 1, 2018:  143,246,988

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$80,781	$63,764
Accounts receivable, net	38,008	34,673
Prepaid royalties	7,020	2,994
Deferred royalties	4,288	4,364
Deferred platform commission fees	25,103	20,446
Restricted cash	110	602
Prepaid expenses and other assets	8,128	10,733
Total current assets	163,438	137,576
Property and equipment, net	12,788	14,630
Long-term prepaid royalties	3,822	9,302
Other long-term assets	2,598	3,299
Intangible assets, net	11,162	18,264
Goodwill	116,227	116,227
Total assets	$310,035	$299,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,951	$21,203
Accrued liabilities	1,703	1,154
Accrued compensation	13,189	20,603
Accrued royalties	13,651	11,782
Accrued restructuring	548	759
Deferred revenue	83,202	77,403
Total current liabilities	129,244	132,904
Long-term accrued royalties	3,597	7,300
Other long-term liabilities	5,289	5,234
Total liabilities	138,130	145,438

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at September 30, 2018 and December 31, 2017; 143,142 and 138,745 shares issued and outstanding at September 30, 2018 and December 31, 2017	14	14
Additional paid-in capital	611,053	589,962
Accumulated other comprehensive income/(loss)	(1)	(6)
Accumulated deficit	(439,161)	(436,110)
Total stockholders’ equity	171,905	153,860
Total liabilities and stockholders’ equity	$310,035	$299,298

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$99,285	$81,148	$270,921	$206,615
Cost of revenue:
Platform commissions, royalties and other	34,384	28,898	95,937	74,519
Impairment of prepaid royalties and minimum guarantees	—	464	99	1,256
Impairment and amortization of intangible assets	4,167	2,363	7,102	8,796
Total cost of revenue	38,551	31,725	103,138	84,571
Gross profit	60,734	49,423	167,783	122,044
Operating expenses:
Research and development	23,839	22,004	69,381	71,025
Sales and marketing	28,874	29,776	85,425	78,015
General and administrative	8,095	8,698	23,593	25,873
Restructuring charge	160	1,402	240	6,040
Total operating expenses	60,968	61,880	178,639	180,953
Loss from operations	(234)	(12,457)	(10,856)	(58,909)
Interest and other income /(expense), net	96	(271)	(521)	(340)
Loss before income taxes	(138)	(12,728)	(11,377)	(59,249)
Income tax (expense)/benefit	(118)	1,057	(500)	1,246
Net loss	$(256)	$(11,671)	$(11,877)	$(58,003)

Net loss per common share - basic and diluted	$(0.00)	$(0.09)	$(0.08)	$(0.43)

Weighted average common shares outstanding - basic and diluted	142,378	135,726	140,685	135,047

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

2
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017		2018	2017
Net loss	$(256)	$(11,671)		$(11,877)	$(58,003)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(16)	(220)	*	5	(256)	*
Other comprehensive income/(loss)	(16)	(220)		5	(256)
Comprehensive loss	$(272)	$(11,891)		$(11,872)	$(58,259)

* Includes release of cumulative translation adjustment upon substantial liquidation / winding down of the Company’s foreign subsidiaries which is recognized in other income/(expense) in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017.

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,877)	$(58,003)
Adjustments to reconcile net loss to net cash generated from/used in operating activities:
Depreciation	2,887	2,447
Impairment and amortization of intangible assets	7,102	8,796
Stock-based compensation	17,530	10,639
Warrant expense	1,046	62
Impairment of prepaid royalties and minimum guarantees	99	1,256
Other non-cash adjustments	996	(1,594)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,598)	(12,581)
Prepaid royalties	(859)	(14,408)
Deferred royalties	(713)	(733)
Deferred platform commission fees	(4,657)	(8,169)
Prepaid expenses and other assets	65	(3,804)
Accounts payable and other accrued liabilities	(2,836)	6,541
Accrued compensation	(7,414)	3,043
Accrued royalties	380	3,419
Deferred revenue	15,414	29,528
Accrued restructuring	(211)	867
Other long-term liabilities	55	(641)
Net cash generated from / (used in) operating activities	13,409	(33,335)

Cash flows from investing activities:
Purchase of property and equipment	(1,912)	(3,651)
Other investing activities	—	(810)
Proceeds from divestiture of Moscow studio	2,726	—
Net cash paid for acquisitions	—	(1,659)
Net cash provided by / (used in) investing activities	814	(6,120)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	8,128	1,631
Taxes paid related to net share settlement of equity awards	(5,613)	(1,913)
Net cash provided by / (used in) by financing activities	2,515	(282)

Effect of exchange rate changes on cash	(213)	(136)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,525	(39,873)
Cash, cash equivalents and restricted cash at beginning of period	64,366	103,414
Cash, cash equivalents and restricted cash at end of period	$80,891	$63,541

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2018 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of September 30, 2018 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, operating loss, net loss, cash flows, total assets, total liabilities or stockholders’ equity.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

In 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Restricted Cash and ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In addition, the Company condensed certain line items on the current period cash flow statement. Accordingly, the condensed consolidated statement of cash flow for the nine months ended September 30, 2017 has been reclassified to conform with the current period presentation under this new guidance. The Company adopted ASU 2016-18 by removing the line item “Decrease in restricted cash” from cash flows from investing activities for the nine months ended September 30, 2017. This resulted in an increase in net cash used in investing activities of $710, reflecting the reclassification of the change in restricted cash during the nine months ended September 30, 2017.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Apple	53.9%	54.8%	55.4%	53.6%
Google	31.7%	30.5%	30.4%	30.7%

At September 30, 2018, Apple Inc. (“Apple”), Google Inc. (“Google”), and Tapjoy Inc. (“Tapjoy”) accounted for 58.3%,  19.8%, and 15.1% of total accounts receivable. At December 31, 2017, Apple accounted for 58.0% and Google Inc. accounted for 17.1%, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and the subsequent modifications are identified as “ASC 842”. ASC 842 requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. The Company expects the adoption will increase the assets and liabilities recorded on its consolidated balance sheet and increase the level of disclosures related to leases. In addition, the Company is in the process of identifying appropriate changes to its accounting policies, business processes, and related internal controls to support recognition and disclosure requirements under ASC 842. The Company expects to design any necessary changes to its business processes, controls and systems in the near future and implement the changes over the remainder of 2018.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Loss to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting. The guidance simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and are effective upon issuance of the guidance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This guidance adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Note 2 — Net Loss Per Share

The Company computes net loss per share by dividing its net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(256)	$(11,671)	$(11,877)	$(58,003)
Shares used to compute net loss per share:
Weighted average common shares outstanding	142,378	135,726	140,685	135,047
Weighted average shares used to compute basic and diluted net loss per share	142,378	135,726	140,685	135,047
Net loss per share - basic and diluted	$(0.00)	$(0.09)	$(0.08)	$(0.43)

The weighted average of the following options to purchase common stock, warrants to purchase common stock, and restricted stock units (“RSUs”) have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Warrants to purchase common stock	3,267	4,267	3,267	4,267
Options to purchase common stock	18,147	15,955	18,629	16,214
RSUs	3,665	7,506	4,525	7,936
	25,079	27,728	26,421	28,417

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

The users can download the Company’s free-to-play games within the Digital Storefronts and pay to acquire virtual currency which can be redeemed in the game for virtual goods. The Company sells both consumable and durable virtual goods and receives reports from the Digital Storefronts, which breakdown the various purchases made from the Company’s games over a given time period. The Company reviews these reports and determines on a per-item basis whether the purchase was a consumable virtual good or a durable virtual good. Consumable goods are items that can be purchased directly by the player through the Digital Storefront and are consumed at a predetermined time or otherwise have limitations on repeated use, while durable goods are items that remain in the game for as long as the player continues to play. The Company’s revenue from consumable virtual goods has been insignificant. Revenue from durable virtual goods are generated through the purchase of virtual coins by users through a Digital Storefront. Players convert the virtual coins within the game to durable virtual goods such as furniture, clothes, players or other items to enhance their game-playing experience.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Micro-Transactions (Over-time revenue recognition)	$85,062	$234,066
Advertisements (point-in-time revenue recognition)	1,916	5,705
Offers (point-in-time recognition)	12,276	30,867
Other (point-in-time recognition)	31	283
Total Revenue	$99,285	$270,921

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

Other

Other revenue was immaterial for the three and nine months ended September 30, 2018.

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

On the date of adoption of ASC 606, the Company had $20,446 in deferred platform commission fees of which $261 and $20,446 was amortized in the three and nine months ended September 30, 2018, respectively.  On the date of adoption of ASC 606, the Company had $3,575 in deferred royalties of which $0 and $3,575 was amortized in the three and nine months ended September 30, 2018, respectively.  As of September 30, 2018, the Company had $25,103 and $4,288 in deferred platform commission fees and deferred royalties, respectively.

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

Income Taxes

The adoption of ASC 606 primarily resulted in an acceleration of revenue in the three and nine months ended September 30, 2018, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance.

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

Impacts on Financial Statement Line Items

The following table compares the reported line items in the balance sheet, statement of operations and cash flows, as of and for the three and nine months ended September 30, 2018, to the amounts that the Company would have reported had the previous guidance been in effect:

	As of September 30, 2018
	Amounts based		As
	on previous guidance	Adjustments	Reported
Balance Sheet
Deferred royalties	$5,435	$(1,147)	$4,288
Total current assets	164,585	(1,147)	163,438
Total assets	311,182	(1,147)	310,035
Deferred revenue	94,380	(11,178)	83,202
Total current liabilities	140,422	(11,178)	129,244
Total liabilities	149,308	(11,178)	138,130
Accumulated deficit	(449,192)	10,031	(439,161)
Total stockholders' equity	161,874	10,031	171,905
Total liabilities and stockholders' equity	$311,182	$(1,147)	$310,035

ASC 606 accelerated the recognition of revenue and royalty costs related to offer advertisements which was previously recognized over the estimated average playing period of paying players.  As of September 30, 2018, the deferred revenue and deferred royalties would have been higher by $11,178 and $1,147, respectively had the previous guidance been in effect.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Amounts based		As	Amounts based		As
	on previous guidance	Adjustments	Reported	on previous guidance	Adjustments	Reported
Statement of Operations
Revenue	$97,705	$1,580	$99,285	$269,357	$1,564	$270,921
Platform commissions, royalties and other	34,300	84	34,384	95,579	358	95,937
Total cost of revenue	38,467	84	38,551	102,780	358	103,138
Gross profit	59,238	1,496	60,734	166,577	1,206	167,783
Loss from operations	(1,730)	1,496	(234)	(12,062)	1,206	(10,856)
Loss before income taxes	(1,634)	1,496	(138)	(12,583)	1,206	(11,377)
Net loss	$(1,752)	$1,496	$(256)	$(13,083)	$1,206	$(11,877)

Net loss per common share - basic and diluted	$(0.01)		$(0.00)	$(0.09)		$(0.08)

The acceleration of revenue recognition and royalty costs related to offer advertisements under ASC 606 increased revenue and royalties by $1,580 and $84, respectively, for the three months ended September 30, 2018.

The acceleration of revenue recognition and royalty costs related to offer advertisements under ASC 606 increased revenue by $1,564 and increased royalty costs by $358, respectively, for the nine months ended September 30, 2018.

The net impact of accounting for revenue and royalties under the new guidance decreased net loss and net loss per share by $1,496 and $0.01 per basic and diluted share, respectively, for the three months ended September 30, 2018.

The net impact of accounting for revenue and royalties under the new guidance decreased net loss and net loss per share by $1,206 and $0.01 per basic and diluted share, respectively, for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	Amounts based		As
	on previous guidance	Adjustments	Reported
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(13,083)	$1,206	$(11,877)
Adjustments to reconcile net loss to net cash generated from operating activities:
Deferred royalties	(1,071)	358	(713)
Deferred revenue	16,978	(1,564)	15,414
Net cash generated from operating activities	$13,409	$—	$13,409

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net loss and changes in working capital balances.

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	September 30, 2018	At Adoption
Receivables, which are included in accounts receivable, net	$38,008	$34,673
Contract assets	-	-
Contract liabilities	$83,202	$67,788

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract asset relates to the Company’s right to consideration for its completed performance under the contract. At September 30, 2018, there were no contract assets recorded in the Company’s consolidated balance sheet. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as we perform under the contract. On the date of adoption of ASC 606, the Company had $67,788 in deferred revenue of which $860 and $67,788 respectively, was earned in the three and nine months ended September 30, 2018.

ASC 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). Revenue recognized relating to performance obligations satisfied in prior periods was $0 for the three and nine months ended September 30, 2018.

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

Note 4 — Divestiture

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

In connection with the activities related to the transition under the TSA, no expenses were recorded in the three months ended September 30, 2018. In  connection with the activities related to the transition under the TSA, the Company recorded the following expenses in the nine months ended September 30, 2018:

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

As of September 30, 2018, the Company’s financial assets are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	September 30, 2018
Financial Assets
Cash and cash equivalents	$80,781	$—	$—	$80,781
Restricted cash	110	—	—	110
Other investments	—	—	1,410	1,410
Total Financial Assets	$80,891	$—	$1,410	$82,301

As of December 31, 2017, the Company’s financial assets are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2017
Financial Assets
Cash and cash equivalents	$63,764	$—	$—	$63,764
Restricted cash	602	—	—	602
Other investments	—	—	1,410	1,410
Total Financial Assets	$64,366	$—	$1,410	$65,776

The Company’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as the Company purchased these investments in fiscal 2017 and there has been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at September 30, 2018.

Note 6 — Balance Sheet Components

Accounts Receivable, net

	September 30,	December 31,
	2018	2017
Accounts receivable	$38,008	$35,510
Less: Allowance for doubtful accounts	—	(837)
	$38,008	$34,673

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no bad debts during the three and nine months ended September 30, 2018 and 2017.

Prepaid Expenses and Other Assets

	September 30,	December 31,
	2018	2017
Deposits	$3,540	$5,464
Other	4,588	5,269
	$8,128	$10,733

Note 7 — Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	Nine Months Ended
	September 30,
	2018	2017
Cash and cash equivalents at beginning of period	$63,764	$102,102
Restricted cash at beginning of the period	602	1,312
Cash, cash equivalents and restricted cash at beginning of period	$64,366	$103,414
Cash and cash equivalents at end of period	80,781	62,939
Restricted cash at end of the period	110	602
Cash, cash equivalents and restricted cash at end of period	$80,891	$63,541

The Company’s restricted cash is included in current assets as of September 30, 2018, September 30, 2017 and December 31, 2017. As of December 31, 2016, the Company’s restricted cash is included in long term assets. As of September 30, 2018, restricted cash primarily includes deposits that the Company has provided for lines of credit to secure its obligations under contracts with certain brand licensors.

Note 8 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets, including the impact of foreign currency exchange translation, at September 30, 2018 and December 31, 2017 were as follows:

		September 30, 2018			December 31, 2017
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value *	Expense *	Value *	Value *	Expense *	Value *
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$40,317	$(30,364)	$9,953	$40,317	$(27,248)	$13,069
Carrier contract and related relationships	5 yrs	5,000	(4,148)	852	5,000	(3,398)	1,602
Trademarks	7 yrs	5,000	(4,643)	357	5,000	(4,107)	893
In-process research and development	N/A	—	—	—	2,700	—	2,700
Total intangibles assets		$50,317	$(39,155)	$11,162	$53,017	$(34,753)	$18,264
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

During the three and nine months ended September 30, 2018, the Company decided not to proceed with further development of a certain game and recorded an impairment charge of $2,700 for the related in-process research and development (“IPR&D) in Impairment and amortization of intangible assets expense in its consolidated statement of operations. No impairment charges related to intangible assets were recorded during the three and nine months ended September 30, 2017.

During the three months ended September 30, 2018 and 2017, the Company recorded amortization and impairment expense in the amounts of $4,167 and $2,363, respectively, in cost of revenue. During the nine months ended September 30, 2018 and 2017, the Company recorded amortization and impairment expense in the amounts of $7,102 and $8,796, respectively, in cost of revenue.

 As of September 30, 2018, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2018 (remaining 3 months)	$1,468
2019	4,936
2020	3,258
2021	1,500
Total intangible assets	$11,162

Goodwill

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

During the three months ended September 30, 2018, the Company performed a Step 0 qualitative assessment and concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying value, and, as a result, did not proceed to further impairment testing. Accordingly, the Company did not recognize an impairment of goodwill in the three and nine months ended September 30, 2018. The Company had $116,227 in goodwill as of September 30, 2018 and December 31, 2017.

Note 9 — Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating facility leases with various expiration dates through December 2027. Rent expense for the three months ended September 30, 2018 and 2017 was $1,439 and $995, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $4,328 and $3,191, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

In May 2017, the Company entered into a lease for approximately 57,000 square feet of office space for its San Francisco headquarters (the “Lease”). The term of the Lease began on July 1, 2017 and the Company obligation to pay rent started on December 4, 2017 (the “Rent Commencement Date”). The term of the Lease will expire on the tenth anniversary of the Rent Commencement Date.

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

At September 30, 2018, future unpaid minimum guaranteed royalty commitments were as follows:

	Future	Future
	Minimum	Minimum
	Guarantee	Developer
Year Ending December 31,	Commitments	Commitments
2018 (remaining 3 months)	$306	$250
2019	4,823	—
2020	2,300	—
	$7,429	$250

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Future developer commitments as of September 30, 2018 were $250. These developer commitments reflect the Company’s minimum cash obligations to external software developers (“third-party developers”) to design and develop its software applications but do not necessarily represent the periods in which they will be expensed. The Company advances funds to these third-party developers, in installments, payable upon the completion of specified development milestones, and expenses third-party developer commitments as services are provided.

Licensor commitments include $7,398 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

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

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. The Company had recorded no liabilities for these provisions as of September 30, 2018 and December 31, 2017.

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

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), the Company and additional yet-to-be-named defendants.  The complaint alleges (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by the Company and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from the Company’s acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng is seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  The first Case Management Conference, was held on July 20, 2018. The Company and the Non-Glu Defendants filed demurrers in response to Mr. Tseng’s complaint on August 17, 2018, Mr. Tseng filed responses to these demurrers on September 17, 2018, and the Company and the Non-Glu Defendants filed reply briefs in support of their demurrers on October 15, 2018. A hearing with respect to the demurrers is currently scheduled for November 30, 2018.  Discovery in the case is stayed pending resolution of the demurrers.  The Company believes that the allegations against it are without merit and intends to vigorously defend itself in this matter.

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

 Note 10 — Stockholders’ Equity

Warrants to Purchase Common Stock

Warrants outstanding at September 30, 2018 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term
Warrants outstanding, December 31, 2017	3,267	$3.79	5.33
Granted	-	-
Exercised	-	-
Warrants outstanding, September 30, 2018	3,267	$3.79	5.33

No expenses with respect to these warrants were recognized during the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, the Company recognized expenses with respect to these warrants of $1,046 and $62, respectively.

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

RSU Activity

A summary of the Company’s RSU activity for the nine months ended September 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2017	5,812	$2.96
Granted	162	5.53
Vested	(2,166)	3.20
Forfeited	(393)	2.73
Awarded and unvested, September 30, 2018	3,415	2.95

RSUs vested and expected to vest at September 30, 2018	3,415	$2.95	$25,442

PSU Activity

A summary of the Company’s PSU activity for the nine months ended September 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Units	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Awarded and unvested, December 31, 2017	661	$3.59
Granted	927	4.65
Vested	-	-
Forfeited	(32)	3.59
Awarded and unvested, September 30, 2018	1,556	4.22

PSUs vested and expected to vest at September 30, 2018	1,556	$4.22	$11,589

PSO Activity

A summary of the Company’s PSO activity for the nine months ended September 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Share	Exercise	Intrinsic
	Outstanding	Price	Value
Balance as of December 31, 2017	4,170	$3.59
Granted	545	3.66
Vested	-	-
Forfeited	(151)	3.59
Balance as of September 30, 2018	4,564	$3.60

Performance stock options vested and expected to vest at September 30, 2018	4,564	$3.60	$17,580

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

	Options Outstanding
		Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2017	16,932	$2.78	7.63
Options granted	4,445	$4.21
Options canceled	(791)	$3.79
Options exercised	(2,871)	$2.90
Balances at September 30, 2018	17,715	$3.08	8.14	$77,443

Options vested and expected to vest at September 30, 2018	17,715	$3.08	8.14	$77,443
Options exercisable at September 30, 2018	5,312	$2.77	6.69	$24,855

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The NASDAQ Global Select Market of $7.45 per share as of September 28, 2018 (the last trading day in the quarter). Cash proceeds, net of taxes, from option exercises were $4,424 during the nine months ended September 30, 2018. Net cash proceeds from option exercises during the nine months ended September 30, 2017 were immaterial.

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

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables:

Performance Stock Options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	—%	—%	2.36%	—%
Expected volatility	—%	—%	62.60%	—%
Expected term (years)	—	—	5.97	—

Stock Options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.78%	1.65%	2.50%	1.68%
Expected volatility	56.4%	59.7%	58.4%	56.2%
Expected term (years)	4.00	4.00	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company has not granted such awards in the past. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility. The weighted-average fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $1.97 and $1.04 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$3,062	$1,521	$8,989	$4,520
Sales and marketing	660	283	1,922	823
General and administrative	2,157	1,771	6,619	5,296
Total stock-based compensation expense	$5,879	$3,575	$17,530	$10,639

The following table summarizes total compensation expense related to unvested awards not yet recognized as of September 30, 2018:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$15,532
RSUs	8,907
PSUs (1)	1,689
PSOs (1)	2,075
Total unrecognized compensation expense	$28,203

(1)

The unrecognized compensation for PSOs and PSUs vesting in FY2020 and FY2021 is excluded in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 2.70 years and 1.88 years, respectively. The unrecognized compensation expense related to unvested PSOs and PSUs awarded to the executives is expected to be recognized through February 2019. The unrecognized compensation expense related to PSUs awarded to certain non-executive employees is expected to be recognized through September 2019.

Note 12 – Income Taxes

The Company recorded an income tax expense of $118 and $500 for the three and nine months ended September 30, 2018, respectively, and an income tax benefit of $1,057 and $1,246 for the three and nine months ended September 30, 2017, respectively. The change in income tax provision was due to changes in pre-tax income (loss) in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of September 30, 2018 and December 31, 2017, the total amount of unrecognized tax benefits was $15,154 and $13,391, respectively. As of September 30, 2018, and December 31, 2017, approximately $230 and $239, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, which are subject to valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The expense related to interest on uncertain tax positions was immaterial during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, and December 31, 2017, the Company had a liability of $151 and $131, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, Canada, China, and India. The Company’s federal tax returns are open by statute for tax years 1998 and forward and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s income tax returns in its international locations are open by statute for tax years 2014 and forward.

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

In accordance with ASU 2018-05, at December 31, 2017, the Company recorded a provisional amount of a one-time negative adjustment of $34,900 for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34,900 for the re-measurement of the valuation allowance maintained on these items. As of September 30, 2018, these estimated amounts remained as provisional as the Company believes that additional analysis of its deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the period analysis is completed, not to exceed the fourth quarter of 2018.

Based on its initial review of the Act, the Company does not expect that the new legislation will have a material impact on its financial statements for the three and nine months ended September 30, 2018. The Company will continue to analyze the impacts of the Act on its financial statement and operations. Additional impacts will be recorded as they are identified during the measurement period as provided for in ASU 2018-05.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States of America	$77,276	$62,090	$207,207	$156,066
Americas, excluding the United States	5,881	4,423	15,824	11,494
EMEA	10,412	8,845	30,616	23,793
APAC	5,716	5,790	17,274	15,262
	$99,285	$81,148	$270,921	$206,615

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2018	2017
United States of America	$11,413	$13,030
Rest of the World	1,375	1,600
	$12,788	$14,630

Note 14 — Restructuring

During the three and nine months ended September 30, 2018, the Company recorded $160 and $240 of restructuring charges related to employee and lease termination costs in the Company’s Long Beach, California office. During the three and nine months ended September 30, 2017, the Company recorded $1,402 and $6,040, of restructuring charges related to employee termination costs in the Company’s Long Beach, San Francisco, Bellevue, and Beijing, China offices, and lease termination costs for the Company’s Bellevue and Beijing, China offices.

	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Total
Balance as of January 1, 2017	$—	$271	$271
Charges to operations	4,319	1,700	6,019
Non-cash charges/adjustments	146	44	190
Charges settled in cash	(4,322)	(1,399)	(5,721)
Balance as of December 31, 2017	$143	$616	$759
Charges to operations	160	80	240
Charges settled in cash	(143)	(308)	(451)
Balance as of September 30, 2018	$160	$388	$548

Note 15 — Subsequent Events

On October 26, 2018, Alex Malek, the former Director of Analytics of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against the Company, Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc., Jose Blanc, and additional yet-to-be-named defendants.  The complaint alleges (i) intentional interference with contract, (ii) intentional interference with prospective economic advantage, (iii) negligent interference with prospective economic advantage and (iv) unfair competition by each of the defendants, in each case relating to circumstances arising from the Company’s acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Malek is seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  The Company believes that the allegations against it are without merit and intends to vigorously defend itself in this matter.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and nine months ended September 30, 2018, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended September 30, 2018 was $99.3 million, a 22.4% increase compared to the three months ended September 30, 2017, in which we reported revenue of $81.1 million.  Revenue for the nine months ended September 30, 2018 was $270.9 million, a 31.1% increase compared to the nine months ended September 30, 2017, in which we reported revenue of $206.6 million. These increases were primarily related to an increase in revenue from growth and evergreen titles such as Design Home,  Covet Fashion, the Tap Sports Baseball franchise and Kim Kardashian: Hollywood. These increases were partially offset by declining revenue on a year over year basis from catalog titles such as Restaurant Dash with Gordon Ramsay, Deer Hunter 2018 (originally launched as Deer Hunter 2016) and Racing Rivals.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for  62.3% and 63.4% of our total revenue for the three months ended September 30, 2018 and 2017,  respectively, and 63.6% and 62.4% for the nine months ended September 30, 2018 and 2017, respectively.  We generated the majority of this iOS-related revenue through the Apple App Store, which represented 53.9% and 54.8% of our total revenue for the three months ended September 30, 2018 and 2017, respectively, and 55.4% and 53.6% for the nine months ended September 30, 2018 and 2017, respectively,  with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 37.5% and 36.1% of our total revenue for the three months ended September 30, 2018 and 2017, respectively, and 36.0% and 36.4% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 31.7% and 30.5%, of our total revenue for the three months ended September 30, 2018 and 2017, respectively, and 30.4% and 30.7% respectively, of our total revenue for the nine months ended September 30, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership position in the home décor genre with our release of Design Home in November 2016, which was the first title launched by Crowdstar Inc. (“Crowdstar”) following our acquisition of Crowdstar. We have introduced key updates for Design Home in 2018, including elite events for elder players, improved series challenges and language localization in German, French and Spanish, and plan to continue to update the title with additional culturalization, augmented reality capabilities, a deeper meta game and e-commerce functionality. Our leadership in the sports and action category remains strong with our Tap Sports Baseball and Deer Hunter franchises, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2018 in March 2018 which includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association. We expect to add to our portfolio of sports and action titles through the upcoming expected worldwide release of WWE Universe. We established our leadership in the fashion and celebrity gaming genre when we launched Kim Kardashian: Hollywood  in June 2014 and extended our leadership position through our acquisition of Crowdstar in November 2016 and its successful Covet Fashion title. The time management genre includes our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our successful release of Restaurant Dash with Gordon Ramsay (which was originally branded as Gordon Ramsay DASH) in June 2016. We expect to add to our portfolio of time management titles through the upcoming release of Diner DASH Town.

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

For us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must ensure that each of our games has compelling gameplay and a core monetization loop that incentivizes players to make in-app purchases.  In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, contests, player-versus-player gameplay and live events, and build and nurture communities around our franchises both in-game and holistically via community features such as dedicated social channels. We have also made significant investments in our proprietary analytics and revenue technology infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises and further monetizing our highest spending and most engaged players.  We aim to connect our analytics and revenue technology infrastructure to multiple elements of our business – from marketing to merchandising – in order to improve player retention and monetization.

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention as part of our product strategy, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding deep meta game features and additional social features, tournaments and events, offering subscriptions for in game durables and consumables to players or otherwise. Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with brands, celebrities and social influencers that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses with our most successful partners requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

Across the globe, our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our Design Home,  Covet Fashion, Kim Kardashian: Hollywood, Cooking Dash, Restaurant Dash with Gordon Ramsay, and Deer Hunter 2018 titles and the year over year growth of our Tap Sports Baseball franchise. We plan to focus on regularly updating and otherwise supporting our growth and evergreen titles in order to ensure that those games monetize and retain users for even longer periods of time and to drive a larger part of our aggregate revenue from our existing titles, which we successfully accomplished in 2017 and the first nine months. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth titles.

Our net loss in the three months ended September 30, 2018 was $256,000 versus a net loss of $11.7 million in the three months ended September 30, 2017. This change was primarily due to an increase in revenue of $18.1 million and a decrease in operating expenses of $900,000, partially offset by an increase in cost of revenue of $6.8 million. See “—Results of Operations—Comparison of the Three Months Ended September 30, 2018 and 2017” below for further details.

Our net loss in the nine months ended September 30, 2018 was $11.9 million versus a net loss of $58.0 million in the nine months ended September 30, 2017. This change was primarily due to an increase in revenue of $64.3 million and a decrease in operating expenses of $2.3 million, partially offset by an increase in cost of revenue of $18.6 million. See “—Results of Operations—Comparison of the Nine Months Ended September 30, 2018 and 2017” below for further details.

Our ability to achieve and sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We significantly increased our sales and marketing expenditures in the second half of 2017 and the first nine months of 2018.  This increase largely related to Design Home, as we sought to leverage the game’s momentum and maximize its revenue potential. We expect our sales and marketing expenses to continue to be at similar levels during the remainder of 2018, which may impair our ability to achieve and sustain profitability if this spending does not result in increased revenues. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. We have conducted several restructurings since December 2015, and as part of these restructuring efforts, we have transitioned development and live operations of our Racing Rivals title to Carbonated Inc., or Carbonated. However, the cost reductions from these restructurings were largely offset by personnel costs related to our acquisition of Crowdstar in November 2016.  In December 2017, we sold our wholly owned subsidiary in Moscow and transitioned the catalog games developed and/or operated by the Moscow studio to a more cost-effective location in Hyderabad, India.  In the remainder of 2018, we plan to continue hiring additional development personnel in the San Francisco Bay Area and in Hyderabad, India.

Cash, cash equivalents and restricted cash at September 30, 2018 totaled $80.9 million, an increase of $16.5 million from the $64.4 million balance at December 31, 2017. This increase was primarily related to $13.4 million of cash generated from operating activities, $814,000 of cash provided by investing activities and $2.5 million of cash provided by financing activities.

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

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 12), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data using a fixed decay rate in light of the behavior of similar titles for which we had complete data. The table below sets forth our aggregate DAU, MAU and ARPDAU for all of our then-active smartphone titles for the periods specified, followed by a qualitative discussion of the changes in these metrics. Aggregate DAU and MAU include users of both our free-to-play and premium titles, whereas aggregate ARPDAU is calculated based only on revenue from our free-to-play games. Aggregate DAU and MAU for each period presented represents the aggregate metric for the last month of the period. For example, DAU for the three months ended September 30, 2018 is aggregate daily DAU for the month of September 2018 calculated for all active smartphone free-to-play and premium titles in that month across the distribution platforms for which we calculate the metric.

	Three Months Ended
	2018			2017
	September 30	June 30	March 31	September 30	June 30	March 31
	(In thousands, except aggregate ARPDAU)
Aggregate DAU	3,408	3,627	3,585	3,903	4,627	4,098
Aggregate MAU	19,415	22,817	24,787	27,585	32,192	32,523
Aggregate ARPDAU	$0.32	$0.27	$0.25	$0.23	$0.16	$0.15

The decrease in aggregate DAU and MAU for the three months ended September 30, 2018 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games.

Our aggregate ARPDAU increased for the three months ended September 30, 2018 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

In connection with the activities related to the transition under the TSA that occurred in the first quarter of 2018, we recorded the following expenses during the nine months ended September 30, 2018. No expenses were recorded during the three months ended September 30, 2018:

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

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,
	2018	2017
Revenue by Type	(In thousands)
Micro-Transactions	$85,062	$69,734
Advertisements	1,916	2,158
Offers	12,276	9,212
Other	31	44
Total revenue	$99,285	$81,148

Our revenue increased $18.2 million, or 22.4%, from $81.1 million for the three months ended September 30, 2017 to $99.3 million for the three months ended September 30, 2018, which was primarily comprised of a  $15.3 million increase in our revenue from micro-transactions (in-app purchases) and a $3.1 million increase in offer revenues, partially offset by a $242,000 decrease in advertisement revenues. The increase in revenue was primarily related to growth and evergreen titles such as Design Home,  Covet Fashion,  the Tap Sports Baseball franchise and Kim Kardashian: Hollywood. Revenue from these titles increased by $28.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. These increases were partially offset by a $7.5 million aggregate decline in revenue from Restaurant Dash with Gordon Ramsay, Racing Rivals and Deer Hunter 2018 (originally launched as Deer Hunter 2016). The decrease in advertisement revenue was primarily due to decrease in DAU for some of our catalog titles during 2018.

During the three months ended September 30, 2018,  Design Home, the Tap Sports Baseball franchise, and Covet Fashion, were our top three revenue-generating games and comprised 39.3%, 23.7% and 13.4%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended September 30, 2017, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, were our top three revenue-generating games and comprised 28.4%, 18.8%, and 12.7%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $2.9 million, from $19.1 million in the three months ended September 30, 2017 to $22.0 million in the three months ended September 30, 2018. This increase was primarily due to increases in revenue from the titles discussed above.

Cost of Revenue

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$34,384	$28,898
Impairment of prepaid royalties and minimum guarantees	-	464
Amortization and impairment of intangible assets	4,167	2,363
Total cost of revenue	$38,551	$31,725
Revenue	$99,285	$81,148
Gross margin	61.2%	60.9%

Our cost of revenue increased $6.8 million, or 21.5%, from $31.7 million in the three months ended September 30, 2017 to $38.6 million in the three months ended September 30, 2018. This increase was primarily due to an increase of $4.6 million in platform commission fees resulting from a higher volume of revenue transactions through the digital storefronts, a $1.1 million increase in royalties associated with an increase in royalty-burdened revenue and a $1.8 million increase in amortization and impairment of intangible assets expense primarily related to impairment of certain game related in-process research and development. These increases were partially offset by a $464,000 decrease in impairments related to royalties to certain of our celebrity licensors and other prepaid royalties.

The royalties we paid to licensors increased by $1.1 million, or 18.8%, from $6.0 million in the three months ended September 30, 2017 to $7.1 million in the three months ended September 30, 2018. The increase is due to the growth in revenue from royalty burdened titles. However, the rate of increase of our royalty payments was lower than the increase in our revenue of 22.4% from $81.1 million in the three months ended September 30, 2017 to $99.3 million in the three months September 30, 2018. This was due to a larger percentage of our revenue being attributable to titles, such as Design Home and Covet Fashion, that are not royalty burdened.

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Research and development expenses	$23,839	$22,004
Percentage of revenue	24.0%	27.1%

Our research and development expenses increased $1.8 million, or 8.3%, from $22.0 million in the three months ended September 30, 2017 to $23.8 million in the three months ended September 30, 2018.  This was primarily attributable to an increase in stock compensation expense of $1.5 million primarily related to performance-based equity awards granted to our executives, creative leaders and certain employees, and a $1.1 million increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a $1.2 million decrease in outside services primarily related to lower external development costs and lower server expenses. As a percentage of revenue, research and development expenses decreased from 27.1% in the three months ended September 30, 2017 to 24.0% in the three months ended September 30, 2018.  We expect our research and development expenditures to slightly increase in the fourth quarter of 2018.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Sales and marketing expenses	$28,874	$29,776
Percentage of revenue	29.1%	36.7%

Our sales and marketing expenses decreased $902,000, or 3.0%, from $29.8 million in the three months ended September 30, 2017 to $28.9 million in the three months ended September 30, 2018. This was primarily attributable to a $1.6 million decrease in user acquisition expenditures primarily related to certain evergreen titles partially offset by slightly higher other marketing expenditures on our growth titles, a $312,000 decrease in payroll related costs mainly due to performance-based equity awards issued to executives and creative leaders in lieu of cash bonuses and higher bonus costs incurred during the three months ended September 30, 2017 in relation to our acquisition of Crowdstar. This decrease was partially offset by an increase in stock compensation expense of $377,000 primarily related to performance-based equity awards granted to our executives, creative leaders and certain employees and a $430,000 increase in allocated charges for equipment, facilities and depreciation. As a percentage of revenue, sales and marketing expenses decreased from 36.7% in the three months ended September 30, 2017 to 29.1% in the three months ended September 30, 2018.  We expect our sales and marketing expenses to slightly decrease in the fourth quarter of 2018.

General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017
	(In thousands)
General and administrative expenses	$8,095	$8,698
Percentage of revenue	8.2%	10.7%

Our general and administrative expenses decreased by $603,000, or 6.9%, from $8.7 million in the three months ended September 30, 2017 to $8.1 million in the three months ended September 30, 2018.  This was primarily attributable to a $686,000 decrease in allocated charges for equipment, facilities and depreciation, a $277,000 decrease in payroll related costs, and a $296,000 decrease in professional and consulting costs. The decrease in payroll costs was mainly due to performance-based awards issued to executives in lieu of cash bonuses. These decreases were partially offset by an increase of $385,000 in stock-based compensation expense primarily related to performance-based equity awards granted to our executives.  As a percentage of revenue, general and administrative expenses decreased from 10.7 % in the three months ended September 30, 2017 to 8.2% in the three months ended September 30, 2018.  We expect our general and administrative expenses to slightly increase in the fourth quarter of 2018.

Restructuring Charges

We incurred a restructuring charge of $160,000 in the three months ended September 30, 2018 related to certain employee termination costs. During the three months ended September 30, 2017, we recorded $1.4 million of restructuring charges related to employee termination and lease termination costs in our Long Beach, California and San Francisco, California offices.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) changed from a net expense of $271,000 in the three months ended September 30, 2017 to a net income of $96,000 in the three months ended September 30, 2018. This was primarily due to the release of a cumulative translation adjustment upon substantial liquidation / winding down of one of our foreign subsidiaries recorded during the three months ended September 30, 2017.

Income Tax Benefit/(Expense)

Our income tax provision changed from an income tax benefit of $1.1 million in the three months ended September 30, 2017 to an income tax expense of $118,000 in the three months ended September 30, 2018. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

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

In accordance with ASU 2018-05, at December 31, 2017, we recorded a provisional amount of a one-time negative adjustment of $34.9 million for the re-measurement of deferred tax assets and liabilities, offset by a one-time positive adjustment of $34.9 million for the re-measurement of valuation allowance maintained on these items. As of September 30, 2018, these estimated amounts remained as provisional as we believe that additional analysis of our deferred tax assets and liabilities is necessary, as well as the evaluation of potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period the analysis is completed, not to exceed the fourth quarter of 2018.

Based on our initial review of The Act, we do not expect that the new legislation will have a material impact on our financial statements for the three months ended September 30, 2018. We will continue to analyze the impacts of The Act on our financial statements and operations. Additional impacts will be recorded as they are identified during the measurement period as provided for in ASU 2018-05.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended September 30,
	2018	2017
Revenue by Type	(In thousands)
Micro-Transactions	$234,066	$175,600
Advertisements	5,705	8,267
Offers	30,867	21,435
Other	283	1,313
Total revenue	$270,921	$206,615

Our revenue increased $64.3 million, or 31.1%, from $206.6 million for the nine months ended September 30, 2017 to $270.9 million for the nine months ended September 30, 2018, which was primarily comprised of a $58.5 million increase in our revenue from micro-transactions (in-app purchases) and a $9.4 million increase in offer revenues, partially offset by a $2.6 million decrease in advertisement revenues. The increase in revenue was primarily related to growth and evergreen titles such as Design Home,  Covet Fashion, the Tap Sports Baseball franchise,  and Kim Kardashian: Hollywood. Revenue from these titles increased by $96.9 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were partially offset by a $25.8 million aggregate decline in revenue from catalog titles such as Restaurant Dash with Gordon Ramsay, Deer Hunter 2018, Racing Rivals, Deer Hunter 2014, Kendall and Kylie and Contract Killer Sniper. The decrease in advertisement revenue was primarily due to decrease in DAU for some of our catalog titles during 2018.

During the nine months ended September 30, 2018,  Design Home, the Tap Sports Baseball franchise, and Covet Fashion were our top three revenue-generating games and comprised 38.5%, 18.7% and 12.8%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the period. During the nine months ended September 30, 2017, Design Home, the Tap Sports Baseball franchise, Covet Fashion, Restaurant Dash with Gordon Ramsay were our top four revenue-generating games and comprised 20.7%, 14.8%, 12.4%, and 10.6%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue increased by $13.2 million, from $50.5 million in the nine months ended September 30, 2017 to $63.7 million in the nine months ended September 30, 2018. This increase was primarily due to increases in revenue from titles discussed above.

Cost of Revenue

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$95,937	$74,519
Impairment of prepaid royalties and minimum guarantees	99	1,256
Amortization and impairment of intangible assets	7,102	8,796
Total cost of revenue	$103,138	$84,571
Revenue	$270,921	$206,615
Gross margin	61.9%	59.1%

Our cost of revenue increased $18.5 million, or 22.0%, from $84.6 million in the nine months ended September 30, 2017 to $103.1 million in the nine months ended September 30, 2018. This increase was primarily due to an increase of $17.7 million in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, a $3.0 million increase in royalties associated with an increase in royalty-burdened revenue and a $984,000 increase in expense related to warrants issued to certain celebrities. These increases were partially offset by a $1.7 million decrease in amortization and impairment of intangible assets and a $1.2 million decrease in impairment of prepaid royalties and minimum guarantees.

The royalties we paid to licensors increased by $3.0 million, or 18.6%, from $16.2 million in the nine months ended September 30, 2017 to $19.2 million in the nine months ended September 30, 2018. The increase is due to the growth in revenue from royalty burdened titles. However, the rate of increase of our royalty payments was lower than the increase in our revenue of 31.1% from $206.6 million in the nine months ended September 30, 2017 to $270.9 million in the nine months September 30, 2018. This was due to a larger percentage of our revenue being attributable to titles such as Design Home and Covet Fashion,  that are not royalty burdened.

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Research and development expenses	$69,381	$71,025
Percentage of revenue	25.6%	34.4%

Our research and development expenses decreased $1.6 million, or 2.3%, from $71.0 million in the nine months ended September 30, 2017 to $69.4 million in the nine months ended September 30, 2018. This was primarily attributable to a $6.5 million decrease in payroll related costs and a $1.7 million decrease in outside services mainly due to lower external development costs and server expenses. The decrease in payroll related costs was mainly due to performance-based equity awards issued to executives and creative leaders in lieu of cash bonuses, lower headcount resulting from various restructuring programs implemented by us during 2017, divestiture of our Moscow studio in December 2017, and higher severance and bonus costs incurred during the nine months ended September 30, 2017 in relation to our acquisition of Crowdstar. These decreases were partially offset by an increase in stock compensation expense of $4.5 million, an increase in allocated charges for equipment, facilities and depreciation of $1.2 million and an increase in consulting costs of $735,000. The increase in stock based compensation was primarily related to performance-based equity awards granted to our executives, creative leaders and certain employees, and acceleration of equity awards in connection with the transition services provided by certain former employees of our Moscow studio. As a percentage of revenue, research and development expenses decreased from 34.4% in the nine months ended September 30, 2017 to 25.6% in the nine months ended September 30, 2018.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Sales and marketing expenses	$85,425	$78,015
Percentage of revenue	31.5%	37.8%

Our sales and marketing expenses increased $7.4 million, or 9.5%, from $78.0 million in the nine months ended September 30, 2017 to $85.4 million in the nine months ended  September 30, 2018. This was primarily attributable to an increase of $5.4 million in user acquisition and other marketing expenditures on our growth titles partially offset by lower user acquisition expenditures on certain of our evergreen tittles, an increase in stock compensation expense of $1.1 million primarily related to performance-based equity awards granted to our executives, creative leaders and certain employees, and a $1.3 million increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a $469,000 decrease in payroll related costs mainly related to performance-based equity awards issued to executives and creative leaders in lieu of cash bonuses,  and higher bonus costs incurred during the nine months ended September 30, 2017 in relation to our acquisition of Crowdstar. As a percentage of revenue, sales and marketing expenses decreased from 37.8% in the nine months ended September 30, 2017 to 31.5% in the nine months ended September 30, 2018.

General and Administrative Expenses

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
General and administrative expenses	$23,593	$25,873
Percentage of revenue	8.7%	12.5%

Our general and administrative expenses decreased by $2.3 million, or 8.8%, from $25.9 million in the nine months ended September 30, 2017 to $23.6 million in the nine months ended September 30, 2018. This was primarily attributable to a $2.5 million decrease in payroll related costs, a $333,000 decrease in professional fees mainly related to our acquisition of Crowdstar and a $1.3 million decrease in allocated charges for equipment, facilities and depreciation. The decrease in payroll related costs was mainly due to performance-based awards issued to executives in lieu of cash bonuses, lower headcount resulting from the closing or divestiture of some of our foreign subsidiaries during 2017, restructuring programs implemented by us during 2017 and higher bonus and severance costs incurred during the nine months ended September 30, 2017 in relation to our acquisition of Crowdstar. These decreases were partially offset by an increase of $1.3 million in stock-based compensation expense primarily related to performance-based equity awards granted to our executives. As a percentage of revenue, general and administrative expenses decreased from 12.5% in the nine months ended September 30, 2017 to 8.7% in the nine months ended September 30, 2018.

Restructuring Charges

During the nine months ended September 30, 2018, we recorded $240,000 of restructuring charges related to certain employee termination costs and lease termination costs in our Long Beach, California office. During the nine months ended September 30, 2017, we recorded $6 million of restructuring charges related to employee termination and lease termination costs in our Bellevue, Washington, Long Beach, California, San Francisco, California, Portland, Oregon, and Beijing, China, offices.

Interest and Other Income/(Expense), Net

During the nine months ended September 30, 2018, we recorded net interest and other expense of $521,000 which primarily consisted of an expense of $481,000 of currency losses for the revaluation of certain account balances including accounts receivable and an expense of $160,000 related to amortization of transition service assets in connection with transitioning of certain legacy titles from our Moscow studio to our Hyderabad studio.

During the nine months ended September 30, 2017, we recorded net interest and other expense of $340,000 which primarily consisted of expense related to release of cumulative translation adjustment upon substantial liquidation / winding down of foreign subsidiaries.

Income Tax Benefit/(Expense)

Our income tax provision changed from an income tax benefit of $1.2 million in the nine months ended September 30, 2017 to an income tax expense of $500,000 in the nine months ended September 30, 2018. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Based on our initial review of The Act, we do not expect that the new legislation will have a material impact on our financial statements for the nine months ended September 30, 2018. We will continue to analyze the impacts of The Act on our financial statements and operations. Additional impacts will be recorded as they are identified during the measurement period as provided for in ASU 2018-05.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows generated from / (used in) operating activities	$13,409	$(33,335)
Cash flows provided by / (used in) investing activities	814	(6,120)
Cash flows provided by / (used in) financing activities	2,515	(282)

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. As of September 30, 2018, we had an accumulated deficit of $439.2 million.

Operating Activities

In the nine months ended September 30, 2018, net cash generated from operating activities was $13.4 million, which was primarily due to an increase in deferred revenue of $15.4 million mainly attributable to an increase in revenue from titles with longer useful lives, a decrease in adjustments for non-cash items including stock based compensation expense of $17.5 million, amortization and impairment of intangible assets of $7.1 million, depreciation of $2.9 million and warrant expense of $1.0 million. These increases were offset by $11.9 million of net loss, a $7.4 million decrease in accrued compensation, a $2.8 million decrease in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors, a $3.6 million increase in accounts receivable mainly due to the timing of payments from our customers, an $860,000 increase in prepaid royalties and a $4.7 million increase in deferred platform commission fee attributable to higher bookings.

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

Investing Activities

In the nine months ended September 30, 2018, we generated $814,000 of cash  from investing activities primarily related to proceeds of $2.7 million from the divestiture of our Moscow studio, partially offset by property and equipment purchases of $1.9 million.

In the nine months ended September 30, 2017, we used $5.4 million of cash for investing activities primarily related to property and equipment purchases of $3.7 million, $1.7 million net cash paid for acquisitions, and other investing activities of $810,000.

Financing Activities

In the nine months ended September 30, 2018, net cash generated from financing activities was $2.5 million which was primarily due to $8.1 million in proceeds received from option exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $5.6 million of taxes paid related to net share settlement of RSUs.

In the nine months ended September 30, 2017, net cash used in financing activities was $282,000 due primarily to $1.9 million of taxes paid related to net share settlement of RSUs. These cash outflows were partially offset by $1.6 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $80.8 million as of September 30, 2018. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $2.1 million as of September 30, 2018, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, except China, because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2018:

	Payments Due by Period from September 30, 2018
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations (1)	$45,908	$5,243	$10,000	$9,343	$21,322
Guaranteed royalties (2)	7,429	3,129	4,300	—	—
Developer commitments (3)	250	250	—	—	—
Total contractual obligations (4)	$53,587	$8,622	$14,300	$9,343	$21,322

(1)	We have entered into a sub-lease agreement for one of our U.S. offices. The future obligation amounts are net of the sub-lease payments.
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

(4)

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At September 30, 2018, we had $395,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017.  Our market risk profile has not changed significantly during the three months ended September 30, 2018.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2018, substantially all of our cash and cash equivalents of $80.8 million was held in operating bank and money market accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2018,  and December 31, 2017, our cash and cash equivalents were maintained by financial institutions in the United States, Canada, China, Hong Kong and India and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At September 30, 2018, Apple Inc., or Apple, accounted for 58.3%, Google Inc., or Google, accounted for 19.8% and Tapjoy Inc., or Tapjoy, accounted for 15.1% of total accounts receivable. At December 31, 2017, Apple accounted for 58.0% and Google accounted for 17.1%,  of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), Glu and additional yet-to-be-named defendants.  The complaint alleges (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by Glu and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from our acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng is seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  The first Case Management Conference, was held on July 20, 2018. Glu and the Non-Glu Defendants filed demurrers in response to Mr. Tseng’s complaint on August 17, 2018, Mr. Tseng filed responses to these demurrers on September 17, 2018, and Glu and the Non-Glu Defendants filed reply briefs in support of their demurrers on October 15, 2018. A hearing with respect to the demurrers is currently scheduled to be held on November 30, 2018.  Discovery in the case is stayed pending resolution of the demurrers. We believe that the allegations against us are without merit and intend to vigorously defend ourselves in this matter.

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

We have incurred significant losses since inception, including a net loss of $97.6 million in 2017 and a net loss of $11.9 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $439.2 million. While we conducted several restructurings and divested our Moscow game development studio during 2017, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing titles as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth titles; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company. We anticipate that the costs of acquiring new players and otherwise marketing our new titles will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. During 2017 and the first nine months of 2018, we significantly increased our strategic investment in user acquisition for our Design Home title to leverage the game’s momentum and maximize its revenue potential. While we believe that we will more than recoup these marketing expenditures by generating additional revenues over the long term, our analysis may prove incorrect and we may not generate a positive return on investment from these expenditures. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our strategic investment in user acquisition for Design Home and our other top titles, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. For example, during the fiscal year ended December 31, 2017, we recorded a $27.3 million impairment related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties. We also recorded a $2.7 million charge relating to impairment of acquired in process research and development during the third quarter of 2018. Additionally, we have taken restructuring charges in the past, including $6.0 million during 2017 related to headcount reductions and other restructuring activities. Furthermore, given the declines in overall downloads of mobile gaming applications and the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue has been, and may continue to be, challenging.  This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launches of Deer Hunter 2016 (which we have rebranded Deer Hunter 2018) and Eternity Warriors 4, as well as for many of our more recent titles, such as The Swift Life, Nicki Minaj: The Empire, Britney Spears: American Dream,  Restaurant Dash with Gordon Ramsay, and Rival Fire, have downloaded at significantly lower rates as compared to previous new titles.

If we fail to develop and publish new mobile games that achieve market acceptance, as well as continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful evergreen and growth games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, we experienced delays in the development and commercial release of The Swift Life, and, following global launch, the title has not been commercially successful. We have recently decided to delay the worldwide launch dates of WWE Universe and Diner DASH Town in order to give the development teams additional time to work on these titles so that they can meet our expectations for a potential growth game. The worldwide launch of these titles might get delayed further than we anticipate, or they may not be successful when and if launched, which would likely harm our business, operating results and financial condition.  Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home. It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline. In particular, in connection with our product strategy, we have committed significant resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in updating our existing titles, such as was the case with our updates of Covet Fashion in the first quarter of 2017 and Racing Rivals in the fourth quarter of 2016 and the second quarter of 2018, which updates were received poorly by some of our players and, in the case of Racing Rivals, resulted in decreased revenue. In addition, while we currently plan to add new features to Design Home,  including augmented reality, deeper game play, a richer social experience and e-commerce functionality,  our efforts may not result in increased revenues and could cause a decline in the game’s popularity. If rates of revenue decline are higher than expected in a particular quarterly period, our new games are not launched in a timely manner or fail to download and/or monetize as we anticipate, the expenditures we make on user acquisition do not result in increased revenues, or the enhancements we make to existing titles do not result in increased revenues or decreased rates of revenue decline, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future, or as in the case of Kendall & Kylie, may not translate into the level of sustained commercial success we experienced with Kim Kardashian: Hollywood.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

We face significant challenges in achieving our goal of become the leading developer and publisher of free-to-play mobile games.  The most successful free-to-play games tend to include socio-competitive gameplay, deep meta game features, player versus player activities, regularly updated content and other complex technological and creative attributes.  While we are working to include such features in our games through our growth and evergreen strategy, we may not successfully update our games to include these features or they may not be well received by our players.  For example, the significant update to Racing Rivals that we released in the fourth quarter of 2016 was poorly received by players and led to a significant decline in revenue from this title, and our efforts to relaunch this title through a significant update in the second quarter of 2018 has not been successful to date. If we are unable to successfully implement our growth and evergreen strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected, and we may be unable to launch successful new titles due to a diversion of talent and resources to our existing growth and evergreen titles. Additionally, our existing games compete with our new offerings and the offerings of our competitors, and revenue from our existing games have declined over time, a trend that we have limited experience reversing on a consistent basis.  Our efforts to develop new growth games and enhance our existing growth and evergreen titles may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

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
•

the relatively large file size of some of our games, which has been exacerbated due to Apple’s requirement that games released on the Apple App Store include 64-bit support; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations; and

•

the limitations set by Google and Apple, which at most only allow applications that are less than 100 or 150 megabytes, respectively, to be downloaded over a carrier’s wireless network; as a result, players must download our games that exceed 100 or 150 megabytes either via a wireless Internet (wifi) connection or initially to their computer and then side-load them to their device;

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

•

the Federal Trade Commission, or the FTC, has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, the FTC reached a settlement with Apple in January 2014 and with Google in September 2014 on this issue, and in April 2016, a federal court granted summary judgment in favor of the FTC finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors), and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit; and

•

various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel. For example, in July 2018, the European Union imposed a 4.34 billion euro fine on Google for abusing its power in the mobile phone market by forcing handset makers to effectively preinstall Google apps on their devices and ordered Google to stop automatically including its own apps in mobile devices within 90 days of the ruling. Google has appealed the fine, but has not asked to pause the application of the decision.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We rely on a very small portion of our total players for nearly all of our revenue that we derive from in-app purchases.

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with many of our most recent product launches.  Since the launch of our first free-to-play titles in the fourth quarter of 2010, the percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 5%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 5% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch or the week following content updates, marketing campaigns or certain other events.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise succeed in our growth and evergreen gaming strategy. We have also encountered difficulties in retaining our players as the average monthly active users, or MAU, for our games declined 29.62% from 27.6 million in the third quarter of 2017 to 19.4 million in the third quarter of 2018. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 63.6% of our total revenue for the nine months ended September 30, 2018 compared with 62.4% of our total revenue for the nine months ended September 30, 2017.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 55.4% and 53.6% of our total revenue for the nine months ended

September 30, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 36.0% and 36.4% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 30.4% and 30.7% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon worldwide commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions, including platform commission fees, with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in the fourth quarter of 2014, Apple informed developers that beginning on February 1, 2015 all new applications, and beginning June 1, 2015 all updates to existing applications, submitted to the Apple App Store must include 64-bit support.   Building our games to support 64-bit development has increased the file sizes of our games making it more difficult for players to download our games and potentially negatively impacting the number of downloads and active users of our titles, particularly for those games where we are unable to keep file sizes below 150 megabytes. More recently, in the fourth quarter of 2017, Apple updated its terms of service to require publishers to disclose a player’s odds of winning the various items contained within loot boxes.  Glu utilizes loot boxes in many of its current games and the games it intends to release in 2018, and it is possible that this new disclosure requirement will negatively impact the monetization of these titles. Furthermore, in January 2018, Apple enforced new guidelines relating to offerwalls which negatively impacted our revenues from offers in Design Home during the first quarter of 2018. If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Nintendo, Rovio, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Epic Games, Jam City, Machine Zone, Miniclip, Niantic, Peak Games, Playrix, Pocket Gems, Scopely, Storm 8/Team Lava, and Supercell.  We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market. We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create non-gaming related software applications for celebrities.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that nearly 3.3 million applications, including more than 800,000 active games, were available on Apple’s U.S. App Store as of October  31, 2018.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2017, we impaired $27.3 million related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties; As of September 30, 2018, we had remaining prepaid royalty balances totaling $10.8 million. We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for the nine months ended September 30, 2018,  Design Home, the Tap Sports Baseball franchise,  and Covet Fashion, each accounted for greater than 10% of our revenue in  the period and collectively generated approximately 70.0% of our revenue during the period, while our top four titles for the nine months ended September 30, 2017,  Design Home, Covet Fashion, Restaurant Dash with Gordon Ramsay, and the Tap Sports Baseball franchise,  collectively generated approximately 58.5% of our revenue during the period; no other game generated more than 10% of our revenue during these respective periods. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future as we implement measures to make our successful games into growth or evergreen titles. In particular, our growth title Design Home has accounted for a successively larger percentage of our quarterly revenues since its launch which has increased our reliance on the success of this title. Our evergreen titles strategy is one where we hope to reduce period over period declines in revenue from our existing successful titles and position ourselves to convert these into growth titles that grow revenue on a year over year basis. While we experienced some success with this strategy during 2017 and the first nine months of 2018, in particular for Kim Kardashian: Hollywood, we may not consistently succeed in implementing or executing on it, which could cause our revenue to decline. In addition, revenue from Kim Kardashian: Hollywood is in part tied to the continued popularity of Kim Kardashian West and her marketing efforts through social media and other channels, and we have little to no control over these matters and they are hard for us to predict.  Accordingly, we must continue to launch new games that generate significant revenue to continue to grow revenue in the future, which we have sometimes failed to do.  For example, celebrity titles that we launched in 2015 through 2017 featuring Taylor Swift, Nicki Minaj, Britney Spears and Katy Perry all failed to generate meaningful revenue, and revenue from our Kendall & Kylie title declined significantly from its peak level following global launch in February 2016.  In addition, sequels to some of our most successful game franchises have failed to download and monetize at the levels of predecessor versions, and we have experienced disappointing results from several games based on film franchises, including our James Bond: World of Espionage game.  Failure to differentiate, innovate and otherwise improve our games and game franchises would lead to revenue declines.

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

Although we generated 93.3% of our revenue from games based on our own intellectual property during 2013, that percentage declined to 62.7% in 2014, 42.1% in 2015 and 39.7% in 2016 largely due to the majority of our revenue being generated from games that are based on or substantially incorporate third-party intellectual property, such as Kim Kardashian: Hollywood,  Kendall & Kylie,  Racing Rivals, the Tap Sports Baseball franchise and Restaurant Dash with Gordon Ramsay. While our revenue from our own intellectual property increased to 59.1% for the year ended December 31, 2017 and to 64.6% for nine months ended September 30, 2018, we still expect to continue to derive significant revenue from titles incorporating third-party intellectual property, such as the Tap Sports Baseball franchise and WWE Universe, and expect to continue to develop new titles featuring third-party intellectual property, such as in connection with our relationship with Disney Consumer Products and Interactive Media through which we expect to release a title in 2019. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, we experienced a change in our management team in November 2016 which included the appointment of Nick Earl as our President and Chief Executive Officer. Mr. Earl is critical to our vision, strategic direction, products and technology, and the continued retention of the other members of our senior management team is important to our continued development. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly monetization, live operations, server technology, user experience and product management personnel to support our growth and evergreen games.  Attracting and retaining key personnel is difficult in a competitive hiring market, and we may not succeed in doing so. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the home décor, fashion and time management genres.  Volatility of our stock price, changes in our compensation structure for our executive officers that relies on performance linked stock awards, the lack of success of some of our recent product launches such as The Swift Life and previous headcount reductions may make it more difficult for us to attract and retain top talent. Competition for qualified management, game development and other staff is intense, particularly in the San Francisco Bay Area where we are headquartered.  In addition, attracting and retaining qualified personnel may be particularly difficult for us if our stock price declines in the future, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  As we continue to develop expertise in free-to-play mobile gaming and building and maintaining growth and evergreen titles, our competitors may increasingly seek to recruit our employees, particularly from our development studios.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

During the last several years we have implemented restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Our most recent restructurings included reductions in personnel in Bellevue, Washington; San Francisco, California; Long Beach, California; Portland, Oregon; and Beijing, China, as well as the divestiture of our Moscow, Russia game development studio. Any restructurings or similar actions could result in disruptions to our operations and adversely affect our business.  For example, in connection with the divestiture of our Moscow studio, we transitioned certain titles that were developed or operated by the Moscow studio, including Deer Hunter 2018, to our Hyderabad, India studio. We have seen a decline in revenue from Deer Hunter 2018, which may in part be related to this transition. In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer..

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

Tencent, through its controlled affiliates, held approximately 19.7% of the aggregate voting power of our common stock as of September 30, 2018, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, initially appointing Tencent Senior Vice President, Steven Ma, and in January 2017 appointing Ben Feder, Tencent’s President of International Partnerships (North America), as Mr. Ma’s replacement on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters. Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies.  The frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards.  Policies affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue.  For example, the accounting for revenue derived from free-to-play games, particularly with regard to revenue generated from online digital storefronts, is still evolving and, in some cases, uncertain.  In particular, we were required to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to restate or revise the financial statements contained in those reports (including for the year ended December 31, 2011) because we did not correctly apply the applicable revenue recognition accounting guidance relating to our smartphone revenue.  While we believe that we are now correctly accounting for our revenues, this is an area that continues to involve significant discussion among accounting professionals and the future changes to the standard may cause our operating results to fluctuate. In addition, we currently defer revenue related to virtual goods and currency over the average playing period of paying users, which approximates the estimated weighted average useful life of the transaction.  While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change.  Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users.  Any changes in our estimates of useful lives of these virtual items may result in our revenue being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.  As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.  In connection with the restatement of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  Based on this reassessment using the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, management had concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of a material weakness related to the application of revenue accounting guidance to our smartphone revenue for sales through digital storefronts.  This control deficiency resulted in the misstatement of our revenue and cost of revenue, including gross margin percentages, and the related balance sheet accounts and financial disclosures for the years ended December 31, 2011 and 2012 (and the restatement of unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30 for such years).  Although we have remediated this material weakness, if we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, and investor confidence in the accuracy and timeliness of our financial reports and the market price of our common stock could be negatively impacted.

Conversion of key internal systems and processes, particularly our ERP system, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We underwent a multi-phase project to convert certain key internal systems and processes, including our enterprise resource planning, or ERP, system to a cloud based system. In connection with the transition to our new ERP system, we shutdown certain of our legacy ERP systems in the third quarter of 2016, which affected certain of our processes in the second half of 2016 and may continue to impact our processes. While we have transitioned to our new ERP system and recently upgraded this version, we may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems in the functioning of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process payments, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be more time consuming than we anticipated and could negatively impact our business, financial condition, and results of operations.

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
•

significant competition from other acquirers and investors as the gaming industry consolidates and challenges in offering attractive consideration given the volatility of our stock price and potential difficulties in obtaining alternative financing;

•	challenges retaining the key employees, customers and other business partners of the acquired or investee business;
•	our ability to realize synergies expected to result from an acquisition or strategic investment;
•

an impairment of acquired goodwill and other intangible assets or investments in future periods would result in a charge to earnings in the period in which the write-down occurs, such as the case with the impairment charge for acquired in-process research and development recorded in the third quarter of 2018 and each of the charges we took in the second and third quarters of 2016 for our investments in Plain Vanilla;

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

In particular, we acquired Crowdstar in the fourth quarter of 2016 in a multi-step transaction that did not involve the cooperation of Crowdstar’s management, where the former Chief Executive Officer of Crowdstar did not continue with the company post-acquisition and where we did not receive customary representations, warranties or indemnities from the acquired company. While the integration of Crowdstar into our company has to date proceeded relatively smoothly and Crowdstar’s top titles, Covet Fashion and Design Home, are generating significant revenue, we still face risks and uncertainties in connection with this acquisition. For example, we may not be able to retain key Crowdstar employees for a variety of reasons, including the fact that we intend to relocate the Crowdstar team from Burlingame, California to our new San Francisco headquarters during the fourth quarter of 2018, and the loss of key Crowdstar employees, or any disruption to Covet Fashion and Design Home while we complete this move, could affect revenue derived from Covet Fashion and Design Home.  In addition, we continue to face other risks related to the Crowdstar acquisition, including related to the lawsuit filed by Crowdstar’s former Chief Executive Officer in March 2018. For more information regarding this lawsuit, see Part II, Item 1 “Legal Proceedings.”

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

International sales represented approximately 23.5% and 24.5% of our revenue during the nine months ended September 30, 2018 and 2017, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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
•

regulations that could potentially affect the content of our products and their distribution, such as in China where multiple governmental bodies must review and approve of any gaming application before it may be published;

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

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within the loot box to customers prior to purchase. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise and Kim Kardashian Hollywood, and we intend to use loot boxes in our upcoming WWE Universe title. We have updated our applicable games to comply with Apple’s new rules relating to loot boxes and do not believe that this has had a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple changes its terms of service to include more onerous requirements or if Apple (or Google) were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenues generated from these games to decline. In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under its respective laws. While neither of these bodies reviewed any of our games, we may be required to modify the implementation of loot boxes to continue utilizing loot boxes in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, various other jurisdictions, including Australia, the United Kingdom, and the states of Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. To the extent that more jurisdictions determine that loot boxes constitute gambling, or they otherwise elect to regulate the use of loot boxes, it could require us to take similar actions to those we may be required to take in Belgium and the Netherlands, which would negatively impact our revenues.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games.  We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued principles in 2014 relating to in-app purchases in free-to-play games that are directed towards children 16 and under.  In addition, in response to a request made by the European Commission, Google no longer labels free-to-play games as free in European Union countries. Similarly, in the fourth quarter of 2014, Apple changed its label for free-to-download applications from “FREE” to “GET” in the Apple App Store. The FTC has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors; the FTC reached settlement agreements with Apple and Google and won a lawsuit against Amazon on this subject.  If the FTC issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games, along with regulations that may require us to obtain approval from certain government agencies in China, including the Ministry of Culture and General Administration of Press and Publication, in order to continue to publish any of our games in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We are subject to federal, state and foreign laws regarding data privacy and data security, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the FTC and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  The European Union’s General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act of 2018, which will become effective in January 2020, and other laws, like the Brazilian Personal Data Protection Bill of Law, create new individual privacy rights and impose worldwide obligations on companies handling personal data, which has resulted, or will result, in a greater compliance burden for us and other companies and could result in us incurring substantial monetary penalties if we are found to be in violation of these laws and regulations. Various U.S. state and federal regulators have also continued to expand the scope of data elements worthy of, and subject to, privacy protections, creating a multi-layered regulation regime that may be applicable to our business and will require time and resources to address.  Additionally, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In January 2014, the FTC announced a settlement with Apple related to in-app purchases made by minors.  In April 2016, the FTC was also successful in a lawsuit against Amazon, with a Federal District Court granting summary judgment in favor of the FTC, finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

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

In the area of information security and data protection, many states and foreign jurisdictions have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement.  Costs to comply with these laws may increase as a result of changes in interpretation.  Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.  The security measures we have in place to protect our data and the personal information of our employees, customers and partners could be breached due to cyber-attacks initiated by third party hackers, employee error or malfeasance, fraudulent inducement of our employees to disclose sensitive information or otherwise.  Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any breach or unauthorized access could materially interfere with our operations or our ability to offer our services or result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our data, which could have an adverse effect on our business and operating results.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only ten issued U.S. patents and eight U.S. patent applications currently outstanding, including two that we inherited through acquisitions, so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on two of the issued U.S. patents.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  We believe that these tactics were employed by Hothead Games in their game Kill Shot, which we believed infringed certain Glu copyrights and trade dress contained in our Deer Hunter Classic game.  We initiated litigation against Hothead Games in November 2014, and we entered into a settlement agreement with Hothead in August 2015 in which Hothead agreed to make payments to us, including ongoing payments, and we agreed to allow Hothead to continue to publish the Kill Shot game.  To the extent competitors continue to copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.  In the future, we may institute additional litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute a stockholder’s voting power and ownership interest in us.

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

GLU MOBILE INC.
Date: November 8, 2018	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)