Form 10-Q
period 2019-03-31
GLU MOBILE INC
filed 2019-05-10
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	◻
			
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	GLUU	The Nasdaq Global Select Market

Shares of Glu Mobile Inc. common stock outstanding as of May 1, 2019:  145,252,862

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$93,195	$97,834
Accounts receivable, net	34,684	27,325
Prepaid royalties	9,284	8,520
Deferred royalties	3,813	4,410
Deferred platform commission fees	24,753	25,862
Restricted cash	110	110
Prepaid expenses and other assets	5,463	6,940
Total current assets	171,302	171,001
Property and equipment, net	13,427	13,888
Operating lease right of use assets	28,401	—
Long-term prepaid royalties	18,044	1,667
Other long-term assets	3,644	2,505
Intangible assets, net	7,893	9,145
Goodwill	116,227	116,227
Total assets	$358,938	$314,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,417	$10,480
Accrued liabilities	1,042	1,384
Accrued compensation	7,593	17,896
Accrued royalties	14,316	14,139
Accrued restructuring	—	294
Short-term operating lease liabilities	3,997	—
Deferred revenue	82,440	85,736
Total current liabilities	126,805	129,929
Long-term accrued royalties	18,021	1,649
Long-term operating lease liabilities	29,932	—
Other long-term liabilities	360	5,542
Total liabilities	175,118	137,120

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at March 31, 2019 and December 31, 2018; 145,176 and 143,870 shares issued and outstanding at March 31, 2019 and December 31, 2018	15	14
Additional paid-in capital	623,609	617,781
Accumulated other comprehensive income	16	1
Accumulated deficit	(439,820)	(440,483)
Total stockholders’ equity	183,820	177,313
Total liabilities and stockholders’ equity	$358,938	$314,433

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$95,885	$81,443
Cost of revenue:
Platform commissions, royalties and other	32,813	29,167
Impairment of prepaid royalties and minimum guarantees	457	99
Impairment and amortization of intangible assets	1,252	1,467
Total cost of revenue	34,522	30,733
Gross profit	61,363	50,710
Operating expenses:
Research and development	26,546	22,710
Sales and marketing	28,105	26,810
General and administrative	6,635	7,890
Restructuring charge	-	80
Total operating expenses	61,286	57,490
Income/(loss) from operations	77	(6,780)
Interest and other income/(expense), net	764	(251)
Income/(loss) before income taxes	841	(7,031)
Income tax provision	(178)	(175)
Net income/(loss)	$663	$(7,206)

Net income/(loss) per common share - basic	0.00	(0.05)
Net income/(loss) per common share - diluted	0.00	(0.05)

Weighted average common shares outstanding:
Basic	144,445	139,108
Diluted	159,423	139,108

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income/(loss)	$663	$(7,206)
Other comprehensive income:
Foreign currency translation adjustments	15	26
Other comprehensive income	15	26
Comprehensive income/(loss)	$678	$(7,180)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Common stock and additional paid-in capital:
Beginning balance	$617,795	$589,976
Issuance of common stock upon exercise of stock options	1,313	208
Issuance of common stock under Employee Stock Purchase Plan	1,665	1,095
Taxes paid related to net share settlement of equity awards	(3,956)	(955)
Stock-based compensation expense	6,807	6,308
Non-cash warrant expense	-	248
Ending balance	623,624	596,880

Accumulated deficit:
Beginning balance	(440,483)	(436,110)
Net income/(loss)	663	(7,206)
Cumulative effect adjustment from adoption of ASU 2014-09	-	8,826
Ending balance	(439,820)	(434,490)

Accumulated other comprehensive income/(loss):
Beginning balance	1	(6)
Other comprehensive income	15	26
Ending balance	16	20

Total stockholders' equity ending balance	$183,820	$162,410

Common stock shares outstanding:
Beginning balance	143,870	138,745
Common stock issued	1,306	909
Ending balance	145,176	139,654

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income/(loss)	$663	$(7,206)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	1,063	976
Impairment and amortization of intangible assets	1,252	1,467
Stock-based compensation	6,807	6,308
Other non-cash adjustments	47	846
Impairment of prepaid royalties and minimum guarantees	457	99
Non-cash lease expense	766	—
Changes in operating assets and liabilities:
Accounts receivable	(7,356)	252
Prepaid royalties	(370)	(1,945)
Deferred royalties	597	(15)
Deferred platform commission fees	1,109	(1,477)
Prepaid expenses and other assets	397	1,216
Accounts payable, accrued restructuring, and other accrued liabilities	7,252	(6,237)
Accrued compensation	(10,303)	(13,768)
Accrued royalties	(678)	(1,887)
Deferred revenue	(3,296)	4,860
Other long-term liabilities	(20)	46
Operating lease liabilities	(775)	—
Net cash used in operating activities	(2,388)	(16,465)

Cash flows from investing activities:
Purchase of property and equipment	(1,137)	(1,010)
Proceeds from divestiture of Moscow studio	—	1,726
Other investing activities	(100)	—
Net cash (used in)/generated from investing activities	(1,237)	716

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	2,978	1,303
Taxes paid related to net share settlement of equity awards	(3,956)	(955)
Net cash (used in)/generated from financing activities	(978)	348

Effect of exchange rate changes on cash	(36)	(57)
Net decrease in cash, cash equivalents and restricted cash	(4,639)	(15,458)
Cash, cash equivalents and restricted cash at beginning of period	97,944	64,366
Cash, cash equivalents and restricted cash at end of period	$93,305	$48,908

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2019 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2019 and 2018, respectively.  These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of March 31, 2019 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not materially affect revenue, operating loss, net loss, cash flows, total assets, total liabilities or stockholders’ equity.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended
	March 31,
	2019	2018
Apple	52.9%	57.8%
Google	34.1%	29.5%

At March 31, 2019, Apple Inc. (“Apple”), Google Inc. (“Google”), and Tapjoy Inc. (“Tapjoy”) accounted for 59.0%,  21.5%, and 14.9% of total accounts receivable. At December 31, 2018, Apple, Google, and Tapjoy accounted for 40.8%, 30.3%, and 21.1%, respectively, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Operating Leases

The Company determines if an arrangement is a lease at inception. Its operating lease agreements are primarily for real estate space and are included within operating lease right of use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, determined as the rate it would have incurred to borrow based on its credit quality at the inception of the lease over a similar term and in the economic environment where the leased asset is located, to calculate the present value of lease payments. ROU assets also exclude lease incentives. Many of the Company’s lease agreements include options to extend the lease, which the Company does not include in the minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Acounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the amount of goodwill. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That

Is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Note 2 — Net Income/(Loss) Per Share

The Company computes basic net income/(loss) per share by dividing its net income/(loss) for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to restrictions imposed by the Company.

Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive common stock instruments,  less the weighted average common shares subject to restrictions imposed by the Company.

	Three Months Ended
	March 31,
	2019	2018
Net income/(loss)	$663	$(7,206)
Shares used to compute net income/(loss) per share:
Weighted average shares used to compute basic net income/(loss) per share	144,445	139,108
Dilutive potential common shares	14,978	—
Weighted average shares used to compute diluted net income/(loss) per share	159,423	139,108

Basic net income/(loss) per share	$0.00	$(0.05)
Diluted net income/(loss) per share	$0.00	$(0.05)

The weighted average of the following options to purchase common stock, warrants to purchase common stock, and restricted stock units (“RSUs”) have been excluded from the computation of net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2019	2018
Warrants to purchase common stock	—	3,267
Options to purchase common stock	211	18,166
RSUs	—	5,461
	211	26,894

A total of 3,244 and 4,715 performance-based options that were outstanding at March 31, 2019 and 2018, respectively, were excluded from the computation of dilutive potential common shares because the related performance-based milestones had not been achieved as of the end of the reporting period. A total of 2,958 and 1,127 performance-based stock units that were outstanding at March 31, 2019 and 2018, respectively, were excluded from the computation of dilutive potential common shares because the related performance-based milestones had not been achieved as of the end of the reporting period.

Note 3 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31,
	2019	2018
Micro-Transactions (over-time revenue recognition)	$83,544	$71,926
Advertisements and offers (point-in-time revenue recognition)	12,330	9,357
Other (point-in-time revenue recognition)	11	160
Total Revenue	$95,885	$81,443

The Company reports as a single segment – mobile games. In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition.

Micro-Transactions

The Company distributes its games for smartphones and tablets to the end customer through Digital Storefronts. Within these Digital Storefronts, users can download the Company’s free-to-play games and pay to acquire virtual currency which can be redeemed in the game for virtual goods. The initial download of the mobile game from the Digital Storefront does not create a contract under Accounting Standard Codification 606, Revenue from Contracts with Customers (“ASC 606”) because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606. The Company has identified the following performance obligations in these contracts:

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

Other

Other revenue was immaterial for the three months ended March 31, 2019 and March 31, 2018.

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
Receivables, which are included in accounts receivable, net	$34,684	$27,325
Contract assets	-	-
Contract liabilities	$82,440	$85,736

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract asset relates to the Company’s right to consideration for its completed performance under the contract. At March 31, 2019 and December 31, 2018, there were no contract assets recorded in the Company’s consolidated balance sheet. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as the Company performs under the contract. The Company had $85,736 in deferred revenue as of December 31, 2018, of which $62,698 was earned in the three months ended March 31, 2019. The Company had $67,788 in deferred revenue as of December 31, 2017, of which $51,306 was earned in the three months ended March 31, 2018. No revenue from the performance obligations satisfied in prior periods was recognized during the three months ended March 31, 2019 and 2018.

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

The Company’s financial assets as of March 31, 2019 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	March 31, 2019
Financial Assets
Cash and cash equivalents	$93,195	$—	$—	$93,195
Restricted cash	110	—	—	110
Other investments	—	—	1,510	1,510
Total financial assets	$93,305	$—	$1,510	$94,815

The Company’s financial assets as of December 31, 2018 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2018
Financial Assets
Cash and cash equivalents	$97,834	$—	$—	$97,834
Restricted cash	110	—	—	110
Other investments	—	—	1,410	1,410
Total financial assets	$97,944	$—	$1,410	$99,354

The Company’s cash and cash equivalents, which were held in operating bank and money market accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy.  The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as the Company purchased these investments in fiscal 2017 and there has been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at March 31, 2019 and December 31, 2018.

Note 5 — Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	Three Months Ended
	March 31,
	2019	2018
Cash and cash equivalents at beginning of period	$97,834	$63,764
Restricted cash at beginning of the period	110	602
Cash, cash equivalents and restricted cash at beginning of period	$97,944	$64,366
Cash and cash equivalents at end of period	93,195	48,306
Restricted cash at end of the period	110	602
Cash, cash equivalents and restricted cash at end of period	$93,305	$48,908

The Company’s restricted cash is included in the current assets line item on the condensed consolidated balance sheet. As of March 31, 2019, restricted cash primarily includes deposits that the Company has provided for lines of credit to secure its obligations under contracts with certain brand licensors.

Note 6 — Balance Sheet Components

Accounts Receivable, net

	March 31,	December 31,
	2019	2018
Accounts receivable	$34,684	$27,325
Less: Allowance for doubtful accounts	—	—
	$34,684	$27,325

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no bad debts during the three months ended March 31, 2019 and 2018.

Note 7 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets at March 31, 2019 and December 31, 2018 were as follows:

		March 31, 2019			December 31, 2018
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value	Expense	Value	Value	Expense	Value
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$21,117	$(13,242)	$7,875	$21,117	$(12,203)	$8,914
Carrier contract and related relationships	5 yrs	700	(682)	18	700	(648)	52
Trademarks	7 yrs	5,000	(5,000)	—	5,000	(4,821)	179
		$26,817	$(18,924)	$7,893	$26,817	$(17,672)	$9,145

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue.

During the three months ended March 31, 2019 and 2018, the Company recorded amortization and impairment expense in the amounts of $1,252 and $1,467, respectively, in cost of revenue.

As of March 31, 2019, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2019 (remaining 9 months)	$3,135
2020	3,258
2021	1,500
Total intangible assets	$7,893

Goodwill

 The Company had $116,227 in goodwill as of March 31, 2019 and December 31, 2018. There was no change in this account balance during the three months ended March 31, 2019.

In accordance with ASC 350, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

Note 8 – Leases

The Company adopted Accounting Standard Codification 842, Leases (“ASC 842”) effective January 1, 2019 using the modified retrospective transition approach and chose to account for the impact of the adoption as of the effective date. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for 2018 were prepared under the guidance of ASC 840, which is also referred to herein as "legacy GAAP" or the "previous guidance".

The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company to not reassess under the new standard for prior conclusions about lease identification, lease classification, and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption, and for those leases that qualified, the Company did not recognize ROU assets or lease liabilities, and this included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

The Company currently leases real estate space under non-cancelable operating lease agreements for its corporate headquarters in San Francisco, California and its operations in San Mateo, California, Toronto, Canada, Hyderabad, India, and Burlingame, California. Additionally, the Company leases office space in Long Beach, California which it has sub-leased as it no longer has business operations in that location. These operating leases have remaining lease terms ranging from 2 months to 8.79 years, some of which include the option to extend the lease, with the longest extension option being 6 years.

The Company does not include any of its renewal options when calculating its lease liability as the Company is not reasonably certain whether it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 8.06 years for the three months ended March 31, 2019. The weighted-average discount rate was 6.9% for the three months ended March 31, 2019. Rent expense for the three months ended March 31, 2019 and 2018 was $1,351 and $1,445, respectively.

Adoption of the lease standard had a material impact on the Company’s condensed consolidated balance sheets. See the table below for the impact of adoption of the lease standard on the Company’s condensed consolidated balance sheet as of January 1, 2019:

	As Previously Reported December 31, 2018	New Lease Standard Adjustment	As Adjusted January 1, 2019
Operating lease right of use assets	$—	28,345	$28,345
Short-term operating lease liabilities	—	3,732	3,732
Long-term operating lease liabilities	—	30,197	30,197
Deferred rent payable*	$5,284	(5,284)	$—

* As of December 31, 2018, $122 and $5,162 of Deferred rent payable is included within the Accounts payable and Other long-term liabilities line items on the condensed consolidated balance sheet, respectively.

During the three months ended March 31, 2019, the Company extended the lease terms of its Toronto and Burlingame offices. As a result of these lease modifications, the Company re-measured the lease liability and adjusted the ROU asset by an aggregate of $954 on the modification dates.

The future minimum lease payments to be paid under noncancelable leases in effect at March 31, 2019, are as follows:

Operating
Year Ending December 31,	Leases
2019 (remaining 9 months)	$4,635
2020	5,705
2021	4,930
2022	4,798
2023	4,776
Thereafter	20,119
Total lease payments	$44,963
Less: imputed interest	(11,034)
Total	$33,929

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating leases as of December 31, 2018 was as follows:

Minimum
Operating
Lease
Year Ending December 31,	Payments
2019	$5,486
2020	5,219
2021	4,609
2022	4,637
2023 and thereafter	24,894
$44,845

Supplemental information related to the Company’s leases for the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,538

Note 9 — Commitments and Contingencies

Minimum Guaranteed Royalties and Developer Commitments

The Company has entered into license and publishing agreements with various celebrities,  athletes, sports and entertainment organizations, and other well-known brands and properties to develop and publish games for mobile devices. Pursuant to some of these agreements, the Company is required to make minimum guaranteed royalty payments regardless of revenue generated by the applicable game, which may not be dependent on any deliverables. The significant majority of these minimum guaranteed royalty payments are recoupable against future royalty obligations that would otherwise become payable, or in certain circumstances, where not recoupable, are capitalized and amortized over the lesser of (1) the estimated life of the title incorporating licensed content or (2) the term of the license agreement.

At March 31, 2019, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Commitments
2019 (remaining 9 months)	$5,188
2020	6,900
2021	4,000
2022	3,000
2023 and thereafter	6,000
$25,088

The amounts included in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Licensor commitments include $24,583 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

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

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types and, accordingly, has recorded no liabilities for these provisions as of March 31, 2019 and December 31, 2018.

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

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), Glu and additional yet-to-be-named defendants.  The complaint alleged (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by Glu and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from the Company’s acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng was seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  Glu and the Non-Glu Defendants filed demurrers in response to Mr. Tseng’s complaint on August 17, 2018, Mr. Tseng filed responses to these demurrers on September 17, 2018, and Glu and the Non-Glu Defendants filed reply briefs in support of their demurrers on October 15, 2018. A hearing with respect to the demurrers was held on November 30, 2018.  On January 24, 2019, the judge issued an order sustaining the demurrers on all six claims and gave Mr. Tseng 10 days’ leave to amend his complaint.  On March 4, 2019, Glu, the Non-Glu Defendants and Mr. Tseng entered into a settlement agreement pursuant to which Mr. Tseng, on one hand, and Glu and the Non-Glu Defendants, on the other hand, provided mutual releases of claims related to the subject matter of Mr. Tseng’s lawsuit and Mr. Tseng agreed to dismiss his lawsuit with prejudice.  Glu did not pay any amounts to Mr. Tseng in settlement of this matter.  Mr. Tseng dismissed his lawsuit with prejudice on March 6, 2019 and, accordingly, the Company considers this matter to be resolved.

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

Note 10 — Stockholders’ Equity

Warrants to Purchase Common Stock

As of March 31, 2019 and December 31, 2018, 1,600 warrants issued to celebrity licensors and entities affiliated with one of the celebrity licensors were outstanding. These warrants have a weighted average exercise price of $4.61 per share and an average contractual term of 5.44 years.

During the three months ended March 31, 2019 and 2018, the Company recognized expenses with respect to these warrants of $0 and $248, respectively.

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

Performance-based Equity Awards

The Company awards performance-based stock options (“PSOs”) and/or performance-based restricted stock units (“PSUs”) to its executives and certain employees in the Company. These performance-based awards are subject to the achievement of specified performance goals. They become eligible to vest only if the applicable performance goals are achieved and will vest only if the grantee remains employed with the Company through each applicable vesting date. The number of shares that may vest depend on the extent to which the Company achieves the specified performance goals. The fair value of these awards is estimated on the date of grant. The PSOs have a contractual term of 10 years. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized expense is reversed. The expected cost is based on the awards that are probable to vest and is recognized over the service period.

The awards under these programs were granted under the 2007 Equity Incentive Plan.

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

2018 Equity Inducement Plan

In April 2018, the Compensation Committee of the Company’s Board of Directors adopted the 2018 Equity Inducement Plan (the “2018 Plan”). The 2018 Plan replaced the Company’s 2008 Equity Inducement Plan that expired by its terms in March 2018, and is intended to augment the shares available for issuance under the Fourth Amended 2007 Plan. The Company did not seek stockholder approval for the 2018 Plan. As such, awards under the Inducement Plan will be granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company initially reserved 400 shares of common stock for issuance under the 2018 Plan.

RSU Activity

A summary of the Company’s RSU activity for the three months ended March 31, 2019 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2018	3,021	$3.01
Granted	735	$9.08
Vested	(440)	$3.38
Forfeited	(120)	$2.48
Awarded and unvested, March 31, 2019	3,196	$4.38	1.17	$34,923

PSU Activity

A summary of the Company’s PSU activity for the three months ended March 31, 2019 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2018	3,530	$5.45
Granted	300	$9.08
Vested	(538)	$4.27
Forfeited	(165)	$5.57
Awarded and unvested, March 31, 2019	3,127	$6.00	1.57	$34,204

PSUs expected to vest at March 31, 2019	1,670	$6.23	0.95	$18,269

PSO Activity

A summary of the Company’s PSO activity for the three months ended March 31, 2019 is as follows:

Weighted	Weighted

	Number of	Average	Average Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
Balance as of December 31, 2018	6,756	$4.51
Exercised	(34)	$3.59
Balance as of March 31, 2019	6,722	$4.52	8.72	$43,164

PSOs expected to vest at March 31, 2019	1,786	$5.59	9.28	$9,554
PSO exercisable at March 31, 2019	3,478	$3.60	8.22	$25,535

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2018	18,491	$3.39
Options granted	114	9.08
Options canceled	(445)	3.91
Options exercised	(434)	2.75
Balances at March 31, 2019	17,726	$3.43	7.81	$133,173

Options exercisable at March 31, 2019	7,474	$2.92	6.89	$59,966

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The Nasdaq Global Select Market of $10.94 per share as of March 29, 2019 (the last trading day in the quarter). Cash proceeds, net of taxes, from option exercises were $1,313 during the three months ended March 31, 2019. Net cash proceeds from option exercises during the three months ended March 31, 2018 were immaterial.

Stock-Based Compensation

The cost of RSUs and PSUs are determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the date of grant. RSUs typically vest and are settled over approximately a four-year period with 25% of the shares vesting on or around the one-year anniversary of the grant date and the remaining shares vesting quarterly thereafter. Compensation cost is amortized on a straight-line basis over the requisite service period. Vesting of PSOs and PSUs requires continuous services by the recipient of those awards and achieving performance-based goals which are solely related to the Company’s operations.

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables:

Performance Stock Options
	Three Months Ended
	March 31,
	2019	2018
Dividend yield	—%	—%
Risk-free interest rate	—%	2.36%
Expected volatility	—%	62.6%
Expected term (years)	—	5.97

Stock Options
	Three Months Ended
	March 31,
	2019	2018
Dividend yield	—%	—%
Risk-free interest rate	2.46%	2.44%
Expected volatility	56.4%	58.6%
Expected term (years)	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company had not granted such awards prior to October 2017. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility. The weighted-average fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $4.13 and $1.78 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2019	2018
Research and development	$3,946	$3,199
Sales and marketing	826	653
General and administrative	2,035	2,456
Total stock-based compensation expense	$6,807	$6,308

The following table summarizes total compensation expense related to unvested awards not yet recognized as of March 31, 2019:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$16,029
RSUs	12,454
PSUs (1)	3,088
PSOs (1)	3,966
Total unrecognized compensation expense	$35,537

(1)

The unrecognized compensation for PSOs and PSUs vesting in FY2021 and FY2022 is excluded in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 2.40 years and 2.10 years, respectively. The unrecognized compensation expense related to PSOs and PSUs will be recognized over a weighted average period of 0.88 and 0.80 years, respectively.

Note 12 – Income Taxes

The Company recorded an income tax expense of $178 and $175 for the three months ended March 31, 2019 and 2018, respectively. The change in income tax provision was due to changes in pre-tax income (loss) in the United States and certain foreign entities. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”).  As of March 31, 2019 and December 31, 2018, the total amount of unrecognized tax benefits was $21,678 and $20,718, respectively. As of March 31, 2019 and December 31, 2018, approximately $175 and $170, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, which are subject to valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The expense related to interest on uncertain tax positions was immaterial during the three months ended March 31, 2019 and 2018.  As of March 31, 2019 and December 31, 2018, the Company had a liability of $161 and $150, respectively, related to interest and penalties for uncertain tax positions.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, United States, Canada, China, and India. The Company’s federal tax returns are open by statute for tax years 1998 and forward and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities. The Company’s income tax returns in its international locations are open by statute for tax years 2015 and forward.

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

	Three Months Ended
	March 31,
	2019	2018
United States of America	$72,868	$60,816
Americas, excluding the United States	6,218	4,795
EMEA	11,528	9,992
APAC	5,271	5,840
	$95,885	$81,443

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets.  Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	March 31,	December 31,
	2019	2018
United States of America	$12,295	$12,653
Rest of the World	1,132	1,235
	$13,427	$13,888

Note 14 — Restructuring

No restructuring charges related to employee and lease termination costs were recorded during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company recorded $80 of restructuring charges related to lease termination costs in the Company’s Long Beach, California office.

	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Total
Balance as of January 1, 2018	$143	$616	$759
Charges to operations	160	80	240
Charges settled in cash	(303)	(402)	(705)
Balance as of December 31, 2018	$-	$294	$294
Non-cash adjustments (1)	-	(294)	(294)
Balance as of March 31, 2019	$-	$-	$-

(1)	Reflects reclassification of restructuring accrual to operating lease right of use assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report and (2) the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019. The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three months ended March 31, 2019, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended March 31, 2019 was $95.9 million, a 17.7% increase compared to the three months ended March 31, 2018, in which we reported revenue of $81.4 million.  The increase in total revenue was primarily comprised of an $11.6 million increase in our revenue from micro-transactions (in-app purchases) and a $3.0 million net increase in our revenue from advertisements and offers. The increase in total revenue was primarily related to an increase in revenue from growth games such as Design Home,  Covet Fashion and the Tap Sports Baseball franchise. These increases were partially offset by declining revenue on a year over year basis from catalog titles such as Restaurant Dash with Gordon Ramsay, Deer Hunter 2018  (originally launched as Deer Hunter 2016) and Racing Rivals.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for  60.6% and 65.0% of our total revenue for the three months ended March 31, 2019 and 2018,  respectively.  We generated the majority of this iOS-related revenue through the Apple App Store, which represented 52.9% and 57.8% of our total revenue for the three months ended March 31, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 39.3% and 34.5% of our total revenue for the three months ended March 31, 2019 and 2018, respectively,  from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 34.1% and 29.5%, of our total revenue for the three months ended March 31, 2019 and 2018, respectively,  with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We currently publish titles primarily in four genres: home décor, sports and action, fashion and celebrity, and time management. We believe these are genres in which we have already established a leadership position, are otherwise aligned with our strengths or are conducive to the establishment of a strong growth game. Across genres, we view our titles as either growth games or catalog games, and within the catalog group, our titles are either classified as evergreen games or legacy games. Growth games are titles that we continue to update with additional content and features and which we expect to grow revenue year over year.  Evergreen games are similar to growth games in that we continue to update them with additional content and features, but differ from growth games in that our focus is to reduce and potentially reverse their year over year revenue declines; to the extent that we succeed in our efforts to grow annual revenue from an evergreen game and expect such title’s revenues to continue to grow on an annual basis, we would then consider such evergreen game to be a growth game. Legacy games are those titles that are still published by us and earn revenue, but on which we expend little to no investment in terms of updates and enhancements.

We established our leadership position in the home décor genre with our release of Design Home in November 2016, which was the first title launched by Crowdstar Inc. (“Crowdstar”) following our acquisition of Crowdstar. We have introduced key updates for Design Home in 2018, including elite events for elder players, improved series challenges and language localization in German, French and Spanish, and are planning key updates for this title in 2019, including the introduction of a deeper meta loop and e-commerce functionality. Our leadership in the sports and action category remains strong with our Tap Sports Baseball and Deer Hunter franchises, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2019 in March 2019 which includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association. We expect to add to our portfolio of sports and action titles through the upcoming expected worldwide release of WWE Universe in the second quarter of 2019 and the next iteration of our Deer Hunter franchise in 2020. We established our leadership in the fashion and celebrity gaming genre when we launched Kim Kardashian: Hollywood in June 2014 and extended our leadership position through our acquisition of Crowdstar in November 2016 and its successful Covet Fashion title. The time management genre includes our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our successful release of Restaurant Dash with Gordon Ramsay (which was originally branded as Gordon Ramsay DASH) in June 2016. We expect to add to our portfolio of time management titles through the upcoming worldwide release of Diner DASH Adventures.

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

We work closely with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  For example, our Kim Kardashian: Hollywood title utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on her life.  Our goal is for the game content to become entwined with Ms. Kardashian West’s persona and social media presence, and to otherwise enhance interaction with her fans. We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2019 which features all MLB clubs and uniforms and current and former MLB players. We also work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base.

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

Across the globe, our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our Design Home,  Covet Fashion and Kim Kardashian: Hollywood titles and the year over year growth of our Tap Sports Baseball franchise. We plan to continue to regularly update and otherwise support our growth games in order to ensure that those games monetize and retain users for even longer periods of time. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth games in 2019 and beyond.

Our net income in the three months ended March 31, 2019 was $663,000 versus a net loss of $7.2 million in the three months ended March 31, 2018. This change was primarily due to an increase in revenue of $14.4 million, partially offset by an increase in operating expenses of $3.8 million and an increase in cost of revenue of $3.8 million. See “—Results of Operations—Comparison of the Three Months Ended March 31, 2019 and 2018” below for further details.

Our ability to sustain profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We increased our sales and marketing expenditures during 2018 and the first three months of 2019 compared to the first three months of 2018. This increase largely related to higher marketing spend for Covet Fashion,  Design Home, and Kim Kardashian: Hollywood, partially offset by lower marketing expense for some of our catalog titles. We expect our sales and marketing expenses to increase in 2019 primarily due to higher user acquisition expenditures, including related to the global launches of WWE Universe,  Diner DASH Adventures and Disney Sorcerer’s Arena in 2019, which may impair our ability to sustain profitability if this spending does not result in increased revenues. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.  We have conducted several restructurings since 2016. However, the cost reductions from these restructurings were largely offset by personnel costs related to our acquisition of Crowdstar in November 2016.  In December 2017, we sold our wholly owned subsidiary in Moscow and transitioned the catalog games developed and/or operated by the Moscow studio to a more cost-effective location in Hyderabad, India.  In 2019, we intend to focus on reducing our operating costs to be more efficient.  These efforts may be partially offset by our plans to continue hiring additional development personnel in the San Francisco Bay Area and in Hyderabad, India.

Cash, cash equivalents and restricted cash at March 31, 2019 totaled $93.3 million, a decrease of $4.6 million from the $97.9 million balance at December 31, 2018. This decrease was primarily related to $2.4 million of cash used in operating activities,  $1.2 million of cash used in investing activities and $1.0 million of cash used in financing activities.

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

As of January 1, 2019, we began calculating DAU and MAU using the average of each month during the period rather than our historical practice of calculating these metrics based on the last month of the period. For example, DAU for the three months ended March 31, 2019 is calculated as an average of aggregate daily DAU for the months of January 2019, February 2019 and March 2019 calculated for all active smartphone free-to-play titles during those months across the distribution platforms for which we calculate the metric.  We adopted this new methodology because we believe that it provides a more accurate representation of overall DAU and MAU for the applicable period and more closely aligns with the methodology used by other companies in the gaming industry to calculate similar metrics.

	Metrics calculated using the new methodology		Metrics calculated using the old methodology
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Aggregate DAU	3,150	3,659	3,016	3,585
Aggregate MAU	19,118	25,181	18,620	24,787
Aggregate ARPDAU	$0.34	$0.25	$0.35	$0.25

The decrease in aggregate DAU and MAU for the three months ended March 31, 2019 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games.

Our aggregate ARPDAU increased for the three months ended March 31, 2019 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. Information with respect to changes in our critical accounting policies can be found in Notes 1 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements in this report, which information is incorporated herein by reference.

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

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019	2018
Revenue by Type	(In thousands)
Micro-Transactions	$83,544	$71,926
Advertisements and offers	12,330	9,357
Other	11	160
Total revenue	$95,885	$81,443

Our revenue increased $14.4 million, or 17.7%, from $81.4 million for the three months ended March 31, 2018 to $95.9 million for the three months ended March 31, 2019, which was primarily comprised of a $11.6 million increase in our revenue from micro-transactions (in-app purchases) and a $3.0 million increase in advertisements and offers revenues. The increase in revenue was primarily related to growth games such as Design Home,  Covet Fashion and the Tap Sports Baseball franchise. Revenue from these titles increased by $23.2 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These increases were partially offset by a $8.8 million aggregate decline in revenue from Restaurant Dash with Gordon Ramsay, Racing Rivals, Deer Hunter 2018 (originally launched as Deer Hunter 2016) and other catalog games.

During the three months ended March 31, 2019,  Design Home, the Tap Sports Baseball franchise, and Covet Fashion, were our top three revenue-generating games and comprised 44.9%, 17.2% and 15.6%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended March 31, 2018, Design Home, the Tap Sports Baseball franchise, Covet Fashion, and Kim Kardashian: Hollywood were our top four revenue-generating games and comprised 37.2%, 13.3%, 12.4%, and 10.9%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $2.4 million, from $20.6 million in the three months ended March 31, 2018 to $23.0 million in the three months ended March 31, 2019. This increase was primarily due to increases in revenue from the titles discussed above.

Cost of Revenue

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$32,813	$29,167
Impairment of prepaid royalties and minimum guarantees	457	99
Impairment and amortization of intangible assets	1,252	1,467
Total cost of revenue	$34,522	$30,733
Revenue	$95,885	$81,443
Gross margin	64.0%	62.3%

Our cost of revenue increased $3.8 million, or 12.3%, from $30.7 million in the three months ended March 31, 2018 to $34.5 million in the three months ended March 31, 2019. This increase was primarily due to an increase of $3.4 million in platform commission fees resulting from a higher volume of revenue transactions through the digital storefronts and a $740,000 increase in royalties associated with an increase in royalty-burdened revenue.

The royalties we paid to licensors increased by $740,000, or 13.7%, from $5.4 million in the three months ended March 31, 2018 to $6.1 million in the three months ended March 31, 2019. The increase is due to the growth in revenue from royalty burdened titles. However, the rate of increase of our royalty payments was lower than the increase in our revenue of 17.7% from $81.4 million in the three months ended March 31, 2018 to $95.9 million in the three months

March 31, 2019. This was due to a larger percentage of our revenue being attributable to titles, such as Design Home and Covet Fashion, that are not royalty burdened.

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Research and development expenses	$26,546	$22,710
Percentage of revenue	27.7%	27.9%

Our research and development expenses increased $3.8 million, or 16.9%, from $22.7 million in the three months ended March 31, 2018 to $26.5 million in the three months ended March 31, 2019.  This was primarily attributable to an increase in payroll related costs of $4.2 million and a $1.0 million increase in allocated charges for equipment, facilities and depreciation. The increase in payroll related costs was primarily related to increase in headcount and higher stock-based compensation expense. These increases were partially offset by a $1.2 million decrease in outside services primarily related to lower external development costs. As a percentage of revenue, research and development expenses decreased from 27.9% in the three months ended March 31, 2018 to 27.7% in the three months ended March 31, 2019.  We expect our research and development expenditures to slightly increase in the remainder of 2019, primarily due to expected increases in headcount.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Sales and marketing expenses	$28,105	$26,810
Percentage of revenue	29.3%	32.9%

Our sales and marketing expenses increased $1.3 million, or 4.8%, from $26.8 million in the three months ended March 31, 2018 to $28.1 million in the three months ended March 31, 2019. This was primarily attributable to a $709,000 increase in user acquisition expenditures primarily related to our growth games partially offset by lower user acquisition expenditures on our catalog titles, a $292,000 increase in professional and outside services and a $174,000 increase in payroll related costs primarily related to higher stock based compensation expense. We expect our sales and marketing expenses to increase in the remainder of 2019, including as a result of our planned launch of three new titles, WWE Universe,  Diner DASH Adventures and Disney Sorcerer’s Arena, beginning in the second quarter of 2019.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018
	(In thousands)
General and administrative expenses	$6,635	$7,890
Percentage of revenue	6.9%	9.7%

Our general and administrative expenses decreased by $1.3 million, or 15.9%, from $7.9 million in the three months ended March 31, 2018 to $6.6 million in the three months ended March 31, 2019.  This was primarily attributable to a $1.1 million decrease in allocated charges for equipment, facilities and depreciation and a $441,000 decrease in professional and consulting costs. As a percentage of revenue, general and administrative expenses decreased from 9.7% in the three months ended March 31, 2018 to 6.9% in the three months ended March 31, 2019.  We expect our general and administrative expenses to increase in the remainder of 2019, primarily due to expected increases in headcount.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, changed from an expense of $251,000 in the three months ended March 31, 2018 to an income of $764,000 in the three months ended March 31, 2019. This was primarily due to interest income on money market funds and other investment income earned during the three months ended March 31, 2019.

Income Tax Expense

Our income tax expense increased from $175,000 in the three months ended March 31, 2018 to $178,000 in the three months ended March 31, 2019. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation and changes in pre-tax income in certain foreign entities. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows used in operating activities	$(2,388)	$(16,465)
Cash flows (used in)/generated from investing activities	$(1,237)	$716
Cash flows (used in)/generated from financing activities	$(978)	$348

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. Although we generated a net income of $0.7 million during the three months ended March 31, 2019, we had an accumulated deficit of $439.8 million as of March 31, 2019.

Operating Activities

In the three months ended March 31, 2019, net cash used in operating activities was $2.4 million, which was primarily due to a decrease in accrued compensation of $10.3 million mainly related to bonus payments paid in the first quarter of 2019 related to 2018 performance, an increase of $7.4 million in accounts receivable mainly due to the timing of payments from our customers and a decrease of $3.3 million in deferred revenues. These decreases were partially offset by an increase of $7.3 million in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors, a $1.1 million decrease in deferred platform commission fees and non-cash adjustments including $6.8 million of stock based compensation expense, $1.3 million of amortization of intangible assets and $1.1 million of depreciation expense.

In the three months ended March 31, 2018, net cash used in operating activities was $16.5 million, which was primarily due to a $7.2 million net loss, minimum guaranteed royalty payments of $4.1 million to celebrity and brand licensors, a $13.8 million decrease in accrued compensation mainly related to bonus payments paid in the first quarter of 2018 related to 2017 performance, a $6.2 million decrease in accounts payable, accrued restructuring, and other accrued liabilities and a $1.9 million decrease in accrued royalties. These amounts were partially offset by a $4.9 million increase in deferred revenue mainly attributable to an increase in revenue from titles with longer useful lives and adjustments for non-cash items including stock-based compensation expense of $6.3 million and amortization of intangible assets of $1.5 million.

Investing Activities

In the three months ended March 31, 2019, we used $1.2 million of cash in investing activities primarily related to property and equipment purchases of $1.1 million.

In the three months ended March 31, 2018, we generated $716,000 of cash from investing activities primarily related to proceeds of $1.7 million from the divestiture of our Moscow studio partially offset by property and equipment purchases of $1.0 million.

Financing Activities

In the three months ended March 31, 2019, net cash used in financing activities was $1.0 million which was primarily due to $4.0 million of taxes paid related to net share settlement of RSUs partially offset by $3.0 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

In the three months ended March 31, 2018, net cash generated from financing activities was $348,000 primarily due to $1.3 million in proceeds received from option exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $1.0 million of taxes paid related to net share settlement of RSUs.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $93.2 million as of March 31, 2019. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $1.5 million as of March 31, 2019, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, except China, because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to pay operating lease obligations, use of cash to fund our foreign operations, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund operating lease obligations and minimum guaranteed royalty payments during the remainder of 2019 as milestone payments become due on games we publish and/or develop that incorporate third party licensed property, and may also use cash to fund investments and/or the purchase price of any acquisitions. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of March 31, 2019:

	Payments Due by Period from March 31, 2019
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations (1)	$44,483	$5,736	$10,291	$9,563	$18,893
Guaranteed royalties (2)	25,088	5,288	10,800	9,000	—
Total contractual obligations (3)	$69,571	$11,024	$21,091	$18,563	$18,893

(1)	We have entered into a sub-lease agreement for one of our U.S. offices. The future obligation amounts are net of the sub-lease payments.
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

(3)

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At March 31, 2019, we had $342,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018.  Our market risk profile has not changed significantly during the three months ended March 31, 2019.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of March 31, 2019, substantially all of our cash and cash equivalents of $93.2 million was held in operating bank and money market accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), net, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of March 31, 2019,  and December 31, 2018, our cash and cash equivalents were maintained by financial institutions in the United States, Canada, China, Hong Kong and India and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms.  We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At March 31, 2019, Apple Inc., or Apple, accounted for 59.0%, Google Inc., or Google, accounted for 21.5% and Tapjoy Inc., or Tapjoy, accounted for 14.9% of total accounts receivable. At December 31, 2018, Apple accounted for 40.8%, Google, accounted for 30.3% and Tapjoy accounted for 21.1% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2018 some of these currencies fluctuated significantly. Our revenue is usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and the Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar, or USD, could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), Glu and additional yet-to-be-named defendants.  The complaint alleged (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by Glu and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from our acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng was seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  Glu and the Non-Glu Defendants filed demurrers in response to Mr. Tseng’s complaint on August 17, 2018, Mr. Tseng filed responses to these demurrers on September 17, 2018, and Glu and the Non-Glu Defendants filed reply briefs in support of their demurrers on October 15, 2018. A hearing with respect to the demurrers was held on November 30, 2018.  On January 24, 2019, the judge issued an order sustaining the demurrers on all six claims and gave Mr. Tseng 10 days’ leave to amend his complaint.  On March 4, 2019, Glu, the Non-Glu Defendants and Mr. Tseng entered into a settlement agreement pursuant to which Mr. Tseng, on one hand, and Glu and the Non-Glu Defendants, on the other hand, provided mutual releases of claims related to the subject matter of Mr. Tseng’s lawsuit and Mr. Tseng agreed to dismiss his lawsuit with prejudice.  Glu did not pay any amounts to Mr. Tseng in settlement of this matter.  Mr. Tseng dismissed his lawsuit with prejudice on March 6, 2019 and, accordingly, we consider this matter to be resolved.

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

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful growth games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, we experienced delays in the development and commercial release of The Swift Life, and, following global launch, the title did not generate significant revenue. In 2018, we also decided to delay the worldwide launch dates of WWE Universe and Diner DASH Adventures to 2019 in order to give the development teams additional time to work on these titles so that they can meet our expectations for a potential growth game. The worldwide launch of these titles might get delayed further than we anticipate, and our future game launches such as for Disney Sorcerer’s Arena could also be delayed, or they may not be successful when and if launched, which would likely harm our business, operating results and financial condition.

Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home.  In connection with our product strategy, we have committed significant resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in doing so, such as was the case with our update of Covet Fashion in the first quarter of 2017 or as may be the case with the meta game functionality that we recently added to Design Home, or our plan to include e-commerce functionality in this game.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline, and if any of our key growth games experience any such unexpected declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

In addition to the market factors noted above, our ability to successfully develop and launch games for mobile devices and their ability to achieve and maintain commercial success will depend on our ability to:

•	minimize launch delays and cost overruns on the development of new games and features;
•	successfully enhance and increase the revenue we generate from our existing growth games;
•	effectively market and monetize our games;
•	achieve a positive return on investment from our marketing and user acquisition efforts;
•	sustain sufficient interest in our games compared to other forms of entertainment for our players;
•	adapt to new technologies and feature sets for mobile and other devices;
•	attract and retain experienced and talented employees;
•	compete successfully against a large growing number of existing market participants;
•	minimize and quickly resolve bugs and outages; and
•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

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

We face significant challenges in achieving our goal of becoming the leading developer and publisher of free-to-play mobile games.  The most successful free-to-play games tend to include competitive gameplay, deep meta game features, player versus player activities, regularly updated content and other complex technological and creative attributes.  While we are working to include such features in our games, we may not successfully update our games to include these features or they may not be well received by our players.  For example, the significant update to Racing Rivals that we released in the fourth quarter of 2016 was poorly received by players, led to a significant decline in revenue and ultimately contributed to our decision to sunset this title on April 1, 2019. If we are unable to successfully implement our product strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected. Additionally, our existing games compete with our new offerings and the offerings of our competitors, and revenue from our existing catalog games has declined over time, a trend that we expect to continue.

Our efforts to develop new growth games and enhance our existing growth and evergreen games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

•

our strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including:

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
•

the relatively large file size of some of our games; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations;

•

the limitations set by Google and Apple, which at most only allow applications that are less than 150 megabytes, respectively, to be downloaded over a carrier’s wireless network; as a result, players must download our games that exceed 150 megabytes either via a wireless Internet (Wi-Fi) connection or initially to their computer and then side-load them to their device.

•

even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games; this may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;

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

•

we may have difficulty hiring the experienced monetization, live operations, server technology, data analyst, user experience, game designer, and product management personnel that we require to develop our new games and support our existing growth and evergreen games, or may face difficulties in developing our technology platform and incorporating it into our products or developing unique gameplay;

•	we depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service; and
•	the impact of potential regulatory issues, including:
•

various jurisdictions are assessing the legality of “loot boxes” which are commonly used in some of our top games and the Federal Trade Commission, or the FTC, intends to hold a public workshop in August 2019 to examine consumer protection issues related to loot boxes; to the extent that the FTC or one or more jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenues:

•

the Federal Trade Commission, or the FTC, has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, in April 2016, a federal court granted summary judgment in favor of the FTC finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors), and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit; and

•

various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel.

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

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts.  For players, we compete primarily on the basis of game quality, brand and customer reviews.  We compete for space on user’s smartphones and tablet devices in terms of the number of applications on their device and the amount of storage consumed by such applications.  We also compete more generally for the time, attention and discretionary spending of users of smartphones and tablet devices who are spending ever-increasing amounts of time on social media, messaging and music, movie and television streaming applications, personal computer and console games, sports and the Internet. We compete for promotional and digital storefront placement based on our relationship with the digital storefront owner, historical performance, game quality, perception of sales potential, customer reviews and relationships with licensors of brands and other content.  For content licensors, we compete based on royalty and other economic terms, historical financial performance of prior licensed content titles, perceptions of development quality, speed of execution, distribution breadth and relationships with storefront owners.  We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Nintendo, Rovio, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Epic Games, Firecraft Studios, Jam City, Machine Zone, Miniclip, Niantic, Peak Games, Playrix, Pocket Gems, Scopely, Storm 8/Team Lava, and Supercell.  We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, recently Apple announced its Apple Arcade subscription service in which users will receive access to a curated selection of paid titles on the App Store, and Google announced both its Stadia cloud gaming service in which users will be able to stream games to various devices as well as a new first-party gaming studio that will be creating exclusive games for Stadia. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.  Given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.3 million applications, including more than 800,000 active games, were available on Apple’s U.S. App Store as of April 30, 2019. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create other non-gaming related software applications.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;
•

the ability or willingness to spend significantly more than we do to acquire new players, which may be due to competitors having games with higher lifetime values than our games (i.e., the amount of money the average paying player spends in the competitor’s game over the player’s lifetime is greater than in our games) or where a competitor is willing to pay to acquire users in a manner that does not have a positive return on investment in an effort to increase its revenues and/or user base;
•	greater experience with free-to-play games, building and maintaining growth games, and building social and community features into mobile games, as well as more effective game monetization;
•	stronger brand and consumer recognition regionally or worldwide;
•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	larger installed user bases from their existing mobile games;
•	larger installed user bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;
•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;
•	lower labor and development costs and better overall economies of scale;
•	greater platform-specific focus, experience and expertise;
•	broader global distribution and presence; and
•	greater talent, both in overall headcount and in terms of experience in creating successful titles.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for the three months ended March 31, 2019, Design Home, the Tap Sports Baseball franchise,  and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 77.7% of our revenue during the period, while our top four titles for the three months ended March 31, 2018,  Design Home, Covet Fashion, Kim Kardashian: Hollywood, and the Tap Sports Baseball franchise,  collectively generated approximately 73.4% of our revenue during the period; no other game generated more than 10% of our revenue during these respective periods. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future. In particular, Design Home has accounted for a successively larger percentage of our revenues since its launch which has increased our reliance on the success of this title. We intend to globally launch WWE Universe,  Diner DASH Adventures and Disney Sorcerer’s Arena in 2019, and if one or more of these titles is unsuccessful, it could result in an overall decline in our revenues and cause us to continue to rely primarily on our existing growth games for a significant majority of revenues during 2019.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 60.6% of our total revenue for the three months ended March 31, 2019 compared with 65.0% for the three months ended March 31, 2018.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 52.9% and 57.8% of our total revenue for the   three months ended March 31, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 39.3% and 34.5% of our total revenue for the three months ended March 31, 2019 and 2018, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 34.1% and 29.5% of our total revenue for the three months ended March 31, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon worldwide commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps.  If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions, including platform commission fees, with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in April 2019, Apple enforced new guidelines relating to offerwalls which we expect will negatively impact our revenues from offers in our games, at least in the short-term; Apple enforced similar guidelines with respect to offerwalls in January 2018 relating to Design Home.   In addition, in the fourth quarter of 2017, Apple updated its terms of service to require publishers to disclose a player’s odds of winning the various items contained within loot boxes.  Glu utilizes loot boxes in many of its current games and the games it intends to release in the future, and it is possible that this new disclosure requirement will negatively impact the monetization of these titles. . If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We have incurred significant losses since inception, including a net loss of $13.2 million in 2018. As of March 31, 2019, we had an accumulated deficit of $439.8 million. Although we generated net income of $0.7 million during the three months ended March 31, 2019, we may not be able to sustain profitability on a long-term basis.  While we conducted several restructurings and divested our Moscow game development studio during 2017, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing growth games as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth games and our new title launches; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company. We anticipate that the costs of acquiring new players and otherwise marketing our games will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our user acquisition spending for our growth games, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. For example, during the three months ended March 31, 2019 and the fiscal years ended December 31, 2018 and 2017, we recorded impairments of $0.5 million, $0.7 million and $27.3 million, respectively, related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties. Additionally, we have taken restructuring charges in the past, including $6.0 million during 2017 related to headcount reductions and other restructuring activities and a $2.7 million charge relating to impairment of acquired in process research and development during the third quarter of 2018. Furthermore, given the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue may be challenging. This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launch of Deer Hunter 2016 (which we have rebranded Deer Hunter 2018), have downloaded at significantly lower rates as compared to previous new titles, which could negatively impact the success of Diner DASH Adventures and the next iteration of our Deer Hunter franchise which we expect to globally launch in 2020.

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
•

the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in the three months ended March 31, 2019 and fiscal 2018 and 2017, we impaired $0.5 million, $0.7 million, and $27.3 million, respectively, related to contractual minimum guarantee royalty payments made to certain celebrity licensors and other prepaid royalties, and in future periods we may be required to impair our goodwill due to further declines in our business and/or stock price, or take additional large impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful;

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

•	the activities, announcements and performance of our commercial partners; and
•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

We may not, or may be unable to, renew our existing content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenue if we fail to replace such revenue with revenue from games based on our own intellectual property.

During the three months ended March 31, 2019, we generated 29.3% of our revenue from games that are based on or substantially incorporate third-party intellectual property, such as the Tap Sports Baseball franchise, Kim Kardashian: Hollywood, and Restaurant Dash with Gordon Ramsay. We expect to continue to derive significant revenue from these titles in 2019, particularly the Tap Sports Baseball franchise, and expect to continue to develop new titles featuring third-party intellectual property, such as WWE Universe and Disney Sorcerer’s Arena. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in the three months ended March 31, 2019 and fiscal 2018 and 2017, we impaired $0.5 million, $0.7 million and $27.3 million, respectively, related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties. As of March 31, 2019, we had remaining prepaid royalty balances totaling $27.3 million.  We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand.  Our games may contain violence or other content that some consumers may find objectionable.  For example, many of our shooter games, including our Deer Hunter games, have a 17-and-older rating on the Apple App Store due to its violence. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer:  Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless.  In addition, our employees or employees of outside developers could include hidden features in our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material.  Users of our games, particularly games with social messaging features, may utilize these features for illegal purposes or target certain users through these features. If consumers believe that a game we published contains objectionable content or may expose them to nefarious individuals, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects, vulnerabilities or have playability issues, we may receive negative user reviews, our brand may be damaged and our operating results and revenue negatively affected. For example, our attempt to relaunch our Racing Rivals title, which had experienced playability and user interface issues in the past, in the second quarter of 2018 by introducing new features and resetting the economy of the game resulted in the game crashing and not being available to most users for several days. As a result, the daily active users of Racing Rivals and the revenue that we generated from this title significantly decreased from peak levels which contributed to our decision to shut down the game effective as of April 1, 2019. In addition, any issues relating to our games could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, unexpected technical problems, cyber-attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

We rely on our own servers and third-party infrastructure to operate our games, and we expect that our reliance on such third-party infrastructure and our technology platform will increase as we continue to add additional social features and functionality into our games.  We do not control these third parties and replacing them might require significant time and expense.  In particular, a significant portion of our game traffic is hosted by Amazon Web Services, which service provides server redundancy and uses multiple locations on various distinct power grids.  Amazon may terminate its agreement with us upon 30 days’ notice.  In addition, Amazon has experienced brief power outages on occasion during the past several years that have affected the availability of certain of our games during such outages. While none of these events adversely impacted our business, a similar outage of a longer duration could. Any technical problem with cyber-attack on, or loss of access to these third parties’ or our systems, servers or other technologies, including our technology platform, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information.  For example, in the second quarter of 2018, our efforts to relaunch Racing Rivals resulted in the game crashing and not being available to most users for several days. In addition, in the second quarter of 2017, we experienced technical issues with our Covet Fashion title that caused an extended outage and resulted in certain users receiving in-game currency erroneously. If users are unable to access and play our games for any period of time, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may receive negative publicity and game ratings, we may lose players of our games, we may be required to issue refunds, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business.  Any of these problems could require us to incur substantial repair costs, distract management from operating our business and result in a loss of revenue. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, which could negatively affect our business, financial condition or results of operations.

Cyber-attacks, security breaches, and computer viruses could harm our business, reputation, brand and operating results.

Cyber-attacks, security breaches, and computer viruses have occurred on our systems in the past and may occur on our systems in the future. We store sensitive information, including personal information about our employees.  In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Apple, Google, Facebook, Microsoft, and Amazon. Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or any third party data we may possess. In addition, outside parties may attempt to fraudulently induce employees to disclose information in order to gain access to this data.  For example, in January 2016 a cyber attack caused us to take down our user forums for nearly a week and in May 2016, one of our employees fell victim to a spear phishing attack in which the employee uploaded sensitive employee information to a third party website.   Although these incidents did not result in a material loss of revenue, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue.  Given the global nature of our business and the low cost, relative ease and proliferation of internet enabled devices, we may be at an increased risk for cyber-attacks and, specifically, denial of service attacks. In addition, as highlighted by reports that ISIS terrorists may have used Sony’s PlayStation 4 network to plan attacks, the chat and other social features in our games could potentially be used by terrorist organizations or other criminals to communicate or for other nefarious purposes, which could severely damage our brand and reputation.   If an actual or perceived security breach of our or a third-party system on which we rely occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm including loss of revenue due to such events or in connection with remediation efforts and costs, investigation costs or penalties, litigation, regulatory and enforcement actions, compliance with notification obligations, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

In addition to in-app purchases, we derive revenue from our free-to-play games through advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If we exhaust the available inventory of these third parties, it will negatively impact our revenue. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenue, at least in the short term.  In addition, we may be susceptible to various types of advertising fraud, which could reduce the effectiveness of our advertising campaigns or cause us to pay money to advertising firms for installations that were wrongly attributed to such firms.  While we have implemented measures to detect and prevent advertising fraud, such measures may not prove effective, which would harm our user acquisition efforts and could harm our revenues. Furthermore, the revenue that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenue in the first quarter (and conversely tends to significantly increase our marketing expenses in the fourth quarter).

The actions of the storefront operators can also negatively impact the revenue that we generate from advertisements and offers. For example, in April 2019, Apple enforced new guidelines relating to offerwalls which we expect will negatively impact our revenues from offers in our games, at least in the short-term; Apple enforced similar guidelines with respect to offerwalls in January 2018 relating to Design Home.  Any similar changes in the future that impact our revenue that we generate from advertisements and offers could materially harm our business.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular,  Nick Earl, our President and Chief Executive Officer, is critical to our vision, strategic direction, products and technology, and the continued retention of the other members of our senior management team is important to our continued success. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly experienced monetization, live operations, server technology, data analyst, user experience, game designer, and product management personnel to develop and support our growth games.  Attracting and retaining key personnel and other staff is difficult in a competitive hiring market, particularly in the San Francisco Bay Area where we are headquartered, and we may not succeed in doing so. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the home décor, fashion and time management genres.  Volatility of our stock price, changes in our compensation structure for our executive officers that significantly relies on performance linked stock awards, and previous headcount reductions may make it more difficult for us to attract and retain top talent. In particular, should our stock price decline it might be difficult for us to attract and retain qualified personnel, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

During the last several years we have implemented restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Some of our previous restructurings included reductions in personnel in Bellevue, Washington; San Francisco, California; Long Beach, California; Portland, Oregon; and Beijing, China, as well as the divestiture of our Moscow, Russia game development studio. Any future restructurings or divestitures could result in disruptions to our operations and adversely affect our business.  For example, in connection with the divestiture of our Moscow studio, we transitioned certain titles that were developed or operated by the Moscow studio, including Deer Hunter 2018, to our Hyderabad, India studio.  We have seen a decline in revenues from Deer Hunter 2018, which may in part be related to this transition. In addition, we cannot be sure that any cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

We may not realize the benefits expected through our strategic relationship with Tencent and other aspects of the relationship could have adverse effects on our business.

In April 2015, we entered into a strategic relationship with Tencent, a leading Internet company in China and arguably the world’s largest gaming company.  Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  In November 2015, we entered into an agreement with an affiliate of Tencent to license and publish its game, WeFire, in the United States and international markets outside of Asia under the name Rival Fire, which we launched in July 2016. In light of the poor performance of the title in terms of monetization and downloads, and the related contractual prepaid royalty commitments and license fees under our agreement with the affiliate of Tencent, we impaired $14.5 million in the third quarter of 2016.  In addition, we may not succeed in entering into any other agreements or operating partnerships with Tencent in the future.  Even if we do enter into any operational partnerships, it could take months to years to fully realize the benefits of such partnerships and, to the extent such agreements involve publishing our games in China, some of our platform partners in China and other parts of Asia may view such a partnership negatively.

Tencent, through its controlled affiliates, held approximately 19.4% of the aggregate voting power of our common stock as of March 31, 2019, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, and currently Ben Feder, Tencent’s President of International Partnerships (North America), is Tencent’s representative on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies.  The frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards.  Policies affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue.  For example, the accounting for revenue derived from free-to-play games, particularly with regard to revenue generated from online digital storefronts, is still evolving and, in some cases, uncertain. While we believe that we are correctly accounting for our revenues, this is an area that continues to involve significant discussion among accounting professionals and the future changes to the standard may cause our operating results to fluctuate. In addition, we currently defer revenue related to virtual goods and currency over the average playing period of paying users, which approximates the estimated weighted average useful life of the transaction.  While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods change.  Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users.  Any changes in our estimates of useful lives of these virtual items may result in our revenue being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.  As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

International sales represented approximately 24.0% and 25.3% of our revenue during the three months ended March 31, 2019 and 2018, respectively.  To target international markets, we develop games that are customized for consumers in those markets.  We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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

If the mobile games market is disrupted by new technologies and we are not able to appropriately adapt our business, our business will suffer.

The mobile games market could be disrupted by new technologies that could impact our business.  For example, the introduction of 5G wireless networking will offer technological advancements like faster download speeds and lower latency.  While these technological advancements will provide opportunities for our business, it may also create risks if we do not adapt to these new technologies in a quick and timely manner.  For example, 5G technology may result in the proliferation of game streaming services. Multiple instances of new cloud gaming services are already commercially available and new entrants like Google and Microsoft have or will announce their ability to stream games to mobile devices. Some of these new streaming entrants will also choose to publish first-party content on their platforms. If we do not appropriately adapt our business to 5G technology and any other new technologies, our business will suffer.

If we fail to deliver our games at the same time as new mobile devices are commercially introduced, our revenue may suffer.

Our business depends, in part, on the commercial introduction of new mobile devices with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage.  For example, the introduction of new and more powerful versions of Apple’s iPhone and iPad and

devices based on Google’s Android operating system, have helped drive the growth of the mobile games market.   We do not control the timing of these device launches. Some manufacturers give us access to their new devices prior to commercial release.  If one or more major manufacturers were to stop providing us access to new device models prior to commercial release, we might be unable to introduce games that are compatible with the new device when the device is first commercially released, and we might be unable to make compatible games for a substantial period following the device release.  If we do not adequately build into our title plan the demand for games for a particular mobile device, experience game launch delays, or miss the opportunity to sell games when new mobile devices are shipped or our end users upgrade to a new mobile device, our revenue would likely decline and our business, operating results and financial condition would likely suffer.

If the mobile gaming market does not continue to grow, our business could be adversely affected.

Our future success is substantially dependent upon the continued growth of the mobile gaming market.  The mobile gaming market has experienced significant revenue growth during the last several years despite an overall flattening of downloads of games on the appstores. The mobile gaming indutry may not continue to grow at historical rates which could negatively impact our business In addition, new and emerging technologies could make the mobile devices on which our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.

Changes to digital platforms’ rules relating to “loot boxes,” or the potential adoption of regulations or legislation impacting loot boxes, could require us to make changes to some of our games’ economies or design, which could negatively impact the monetization of these games and harm our revenues.

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within the loot box to customers prior to purchase. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise and Kim Kardashian Hollywood, and we intend to use loot boxes in our upcoming WWE Universe and Disney Sorcerer’s Arena titles. We have updated our applicable games to comply with Apple’s rules relating to loot boxes and do not believe that this has had a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple changes its terms of service to include more onerous requirements or if Apple (or Google) were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenues generated from these games to decline.  In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under its respective laws. While neither of these bodies reviewed any of our games, we may be required to modify the implementation of loot boxes to continue utilizing loot boxes in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, the FTC recently announced that they intend to hold a public workshop on August 7, 2019 to examine consumer protection issues related to loot boxes, and various other jurisdictions, including Australia, the United Kingdom, and the states of Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Furthermore, U.S. Senator Josh Hawley announced on May 8, 2019, that he will soon introduce a bill to the Senate banning loot boxes and pay-to-win microtransactions in games played by minors. To the extent that a federal law, the FTC or other jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenues.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.   To the extent third parties copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States.   We may institute litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

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

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees.  For example, in July 2018, SwiftLife, Inc. filed a complaint in the U.S. District Court for the Eastern District of New York against us, our wholly owned subsidiary Glu Games Inc., and Taylor Swift, Taylor Swift Productions, Inc. and TAS Rights Management, LLC. The complaint alleged eight causes of action, including that Glu and the other defendants infringe the plaintiff’s federally registered trademark, SwiftLife. While we were able to successfully resolve this matter without paying any amounts to the plaintiff, the outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. In addition, any claims brought against us in the future could result in our being enjoined from using our intellectual property or licensed intellectual property, and we might incur significant licensing fees and could be forced to develop alternative technologies.  We may also be required to pay penalties, judgments, royalties or significant settlement costs.  If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or be prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

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

Our stock price has fluctuated and may continue to fluctuate, and may be affected by third party data regarding our games.

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Activision, Electronic Arts and Zynga.  We also experience stock price volatility as security analysts and investors base their views and monitor the performance of our games on third party data, like App Annie, AppData, comScore or SensorTower.  Third parties publish daily data about us and other mobile gaming companies with respect to downloads of our games, daily and monthly active users and estimated revenue generated by our games.  These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms or the revenue generated by our games.

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

GLU MOBILE INC.
Date: May 10, 2019	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)