Form 10-Q
period 2019-06-30
GLU MOBILE INC
filed 2019-08-08
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Glu Mobile Inc. common stock outstanding as of August 1, 2019: 145,884,823

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$99,498	$97,834
Accounts receivable, net	40,184	27,325
Prepaid royalties	9,830	8,520
Deferred royalties	4,885	4,410
Deferred platform commission fees	26,614	25,862
Restricted cash	—	110
Prepaid expenses and other assets	5,213	6,940
Total current assets	186,224	171,001
Property and equipment, net	13,329	13,888
Operating lease right of use assets	29,650	—
Long-term prepaid royalties	15,346	1,667
Other long-term assets	4,227	2,505
Intangible assets, net	6,836	9,145
Goodwill	116,227	116,227
Total assets	$371,839	$314,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,792	$10,480
Accrued liabilities	1,000	1,384
Accrued compensation	7,529	17,896
Accrued royalties	13,560	14,139
Accrued restructuring	—	294
Short-term operating lease liabilities	3,796	—
Deferred revenue	88,820	85,736
Total current liabilities	138,497	129,929
Long-term accrued royalties	15,336	1,649
Long-term operating lease liabilities	31,274	—
Other long-term liabilities	392	5,542
Total liabilities	185,499	137,120

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at June 30, 2019 and December 31, 2018; 145,784 and 143,870 shares issued and outstanding at June 30, 2019 and December 31, 2018	15	14
Additional paid-in capital	623,652	617,781
Accumulated other comprehensive (loss)/income	(14)	1
Accumulated deficit	(437,313)	(440,483)
Total stockholders’ equity	186,340	177,313
Total liabilities and stockholders’ equity	$371,839	$314,433

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$95,540	$90,193	$191,425	$171,636
Cost of revenue:
Platform commissions, royalties and other	32,806	32,386	65,619	61,553
Impairment of prepaid royalties and minimum guarantees	—	—	457	99
Amortization of intangible assets	1,056	1,468	2,308	2,935
Total cost of revenue	33,862	33,854	68,384	64,587
Gross profit	61,678	56,339	123,041	107,049
Operating expenses:
Research and development	19,736	22,832	46,282	45,542
Sales and marketing	35,040	29,741	63,145	56,551
General and administrative	4,951	7,608	11,586	15,498
Restructuring charge	—	—	—	80
Total operating expenses	59,727	60,181	121,013	117,671
Income/(loss) from operations	1,951	(3,842)	2,028	(10,622)
Interest and other income/(expense), net	556	(366)	1,320	(617)
Income/(loss) before income taxes	2,507	(4,208)	3,348	(11,239)
Income tax provision	—	(207)	(178)	(382)
Net income/(loss)	$2,507	$(4,415)	$3,170	$(11,621)

Net income/(loss) per common share - basic	$0.02	$(0.03)	$0.02	$(0.08)
Net income/(loss) per common share - diluted	$0.02	$(0.03)	$0.02	$(0.08)

Weighted average common shares outstanding:
Basic	145,451	140,534	144,951	139,821
Diluted	159,682	140,534	159,556	139,821

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss)	$2,507	$(4,415)	$3,170	$(11,621)
Other comprehensive income:
Foreign currency translation adjustments	(30)	(5)	(15)	21
Other comprehensive income/(loss)	(30)	(5)	(15)	21
Comprehensive income/(loss)	$2,477	$(4,420)	$3,155	$(11,600)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock and additional paid-in capital:
Beginning balance	$623,624	$596,880	617,795	$589,976
Issuance of common stock upon exercise of stock options	469	3,055	1,782	3,263
Issuance of common stock under Employee Stock Purchase Plan	-	-	1,665	1,095
Taxes paid related to net share settlement of equity awards	(2,461)	(2,814)	(6,417)	(3,769)
Stock-based compensation expense	2,035	5,343	8,842	11,651
Non-cash warrant expense	-	798	-	1,046
Ending balance	623,667	603,262	623,667	603,262

Accumulated deficit:
Beginning balance	(439,820)	(434,490)	(440,483)	(436,110)
Net income/(loss)	2,507	(4,415)	3,170	(11,621)
Cumulative effect adjustment from adoption of ASU 2014-09	-	-	-	8,826
Ending balance	(437,313)	(438,905)	(437,313)	(438,905)

Accumulated other comprehensive income/(loss):
Beginning balance	16	20	1	(6)
Other comprehensive income/(loss)	(30)	(5)	(15)	21
Ending balance	(14)	15	(14)	15

Total stockholders' equity ending balance	$186,340	$164,372	186,340	$164,372

Common stock shares outstanding:
Beginning balance	145,176	139,654	143,870	138,745
Common stock issued	608	1,900	1,914	2,809
Ending balance	145,784	141,554	145,784	141,554

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income/(loss)	$3,170	$(11,621)
Adjustments to reconcile net income/(loss) to net cash generated from/(used in) operating activities:
Depreciation	2,088	1,937
Amortization of intangible assets	2,308	2,935
Stock-based compensation	8,842	11,651
Warrant expense	—	1,046
Other non-cash adjustments	(9)	969
Impairment of prepaid royalties and minimum guarantees	457	99
Non-cash lease expense	1,409	—
Changes in operating assets and liabilities:
Accounts receivable	(12,782)	(3,569)
Prepaid royalties	(578)	(933)
Deferred royalties	(475)	(782)
Deferred platform commission fees	(752)	(4,245)
Prepaid expenses and other assets	70	199
Accounts payable, accrued restructuring, and other accrued liabilities	13,648	(3,993)
Accrued compensation	(10,367)	(10,049)
Accrued royalties	(1,760)	(1,958)
Deferred revenue	3,084	14,029
Other long-term liabilities	12	49
Operating lease liabilities	(1,476)	—
Net cash generated from/(used in) operating activities	6,889	(4,236)

Cash flows from investing activities:
Purchase of property and equipment	(2,127)	(1,615)
Proceeds from divestiture of Moscow studio	—	2,726
Other investing activities	(155)	—
Net cash (used in)/generated from investing activities	(2,282)	1,111

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	3,447	4,358
Taxes paid related to net share settlement of equity awards	(6,417)	(3,769)
Net cash (used in)/generated from financing activities	(2,970)	589

Effect of exchange rate changes on cash	(83)	(202)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,554	(2,738)
Cash, cash equivalents and restricted cash at beginning of period	97,944	64,366
Cash, cash equivalents and restricted cash at end of period	$99,498	$61,628

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

Note 1 — The Company, Basis of Presentation and Summary of Significant Accounting Policies

Glu Mobile Inc. (the “Company” or “Glu”) was incorporated in the state of Nevada in May 2001 and reincorporated in the state of Delaware in March 2007. The Company develops, publishes, and markets a portfolio of games designed for users of smartphones and tablet devices who download and make purchases within its games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store and others (“Digital Storefronts”). The Company creates games based on its own original brands, as well as third-party licensed brands, properties and other content.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2019 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of June 30, 2019 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not materially affect revenue, operating income/(loss), net income/(loss), cash flows, total assets, total liabilities or stockholders’ equity.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Apple	52.6%	54.9%	52.8%	56.3%
Google	34.6%	29.9%	34.4%	29.7%

At June 30, 2019, Apple Inc. (“Apple”), Google Inc. (“Google”), and Tapjoy Inc. (“Tapjoy”) accounted for 61.5%, 20.7%, and 12.1% of total accounts receivable. At December 31, 2018, Apple, Google, and Tapjoy accounted for 40.8%, 30.3%, and 21.1%, respectively, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the amount of goodwill. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

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

Note 2 — Net Income/(Loss) Per Share

The Company computes basic net income/(loss) per share by dividing its net income/(loss) for the period by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive common stock instruments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss)	$2,507	$(4,415)	$3,170	$(11,621)
Shares used to compute net income/(loss) per share:
Weighted average shares used to compute basic net income/(loss) per share	145,451	140,534	144,951	139,821
Dilutive potential common shares	14,231	—	14,605	—
Weighted average shares used to compute diluted net income/(loss) per share	159,682	140,534	159,556	139,821

Basic net income/(loss) per share	$0.02	$(0.03)	0.02	(0.08)
Diluted net income/(loss) per share	$0.02	$(0.03)	$0.02	$(0.08)

The weighted average of the following options to purchase common stock, warrants to purchase common stock, and restricted stock units (“RSUs”) have been excluded from the computation of diluted net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Warrants to purchase common stock	—	3,267	—	3,267
Options to purchase common stock	415	19,574	313	18,870
RSUs	7	4,451	4	4,956
	422	27,292	317	27,093

A total of 3,244 and 4,564 performance-based options that were outstanding at June 30, 2019 and 2018, respectively, were excluded from the computation of dilutive potential common shares because the related performance-based milestones had not been achieved as of the end of the respective reporting periods. A total of 3,047 and 1,556 performance-based RSUs that were outstanding at June 30, 2019 and 2018, respectively, were excluded from the computation of dilutive potential common shares because the related performance-based milestones had not been achieved as of the end of the respective reporting periods.

Note 3 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and June 30, 2018:

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and June 30, 2018:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Micro-Transactions (over-time revenue recognition)	$82,659	$77,078	$166,203	$149,004
Advertisements and offers (point-in-time revenue recognition)	12,864	13,023	25,194	22,380
Other (point-in-time revenue recognition)	17	92	28	252
Total Revenue	$95,540	$90,193	$191,425	$171,636

The Company reports as a single segment – mobile games. In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition.

Micro-Transactions

The Company distributes its games for smartphones and tablets to the end customer through Digital Storefronts. Within these Digital Storefronts, users can download the Company’s free-to-play games and pay to acquire virtual currency which can be redeemed in the games for virtual goods. The initial download of the mobile game from the Digital Storefront does not create a contract under Accounting Standard Codification 606, Revenue from Contracts with Customers (“ASC 606”) because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606. The Company has identified the following performance obligations in these contracts:

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

Neither of these obligations are considered distinct since the actual mobile game and the related ongoing services are both required to purchase and benefit from the related virtual goods. As such, the Company’s performance obligations represent a single combined performance obligation which is to make the game and the ongoing game related services available to the players. The transaction price, which is the amount paid for virtual currency/goods by the player, is allocated entirely to this single combined performance obligation. The Company recognizes revenue from in-application purchases of durable virtual currency/goods over the estimated average playing period of paying users. The Company’s revenue from consumable virtual goods has been insignificant. Based on the Company’s analysis, the estimated weighted average useful life of a paying user ranges from four to eight months.

Advertisements and Offers

The Company has relationships with certain advertising service providers for advertisements within its mobile games. Revenue from these advertising service providers is generated through impressions, clickthroughs, offers and banner ads. Offers are the type of advertisements where the players are rewarded with virtual currency for completing specified actions, such as watching a short video, subscribing to a service or completing a survey. The Company has determined the advertising buyer to be its customer and displaying the advertisements within the mobile games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at the point-in-

time the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services.

Other

Other revenue was immaterial for the three and six months ended June 30, 2019 and June 30, 2018.

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
Receivables, which are included in accounts receivable, net	$40,184	$27,325
Contract assets	-	-
Contract liabilities, which are included in deferred revenue	$88,820	$85,736

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract asset relates to the Company’s right to consideration for its completed performance under the contract. At June 30, 2019 and December 31, 2018, there were no contract assets recorded in the Company’s consolidated balance sheet. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as the Company performs under the contract. The Company had $85,736 in deferred revenue as of December 31, 2018, of which $21,914 and $84,612 was earned in the three and six months ended June 30, 2019. The Company had $67,788 in deferred revenue as of December 31, 2017, of which $15,622 and $66,928, respectively, was earned in the three and six months ended June 30, 2018. No revenue from the performance obligations satisfied in prior periods was recognized during the three and the six months ended June 30, 2019 and 2018.

Note 4 — Fair Value Measurements

Fair Value Measurements

The Company accounts for fair value in accordance with Accounting Standard Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s financial assets as of June 30, 2019 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	June 30, 2019
Financial Assets
Cash and cash equivalents	$99,498	$—	$—	$99,498
Other investments	—	—	1,565	1,565
Total financial assets	$99,498	$—	$1,565	$101,063

The Company’s financial assets as of December 31, 2018 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2018
Financial Assets
Cash and cash equivalents	$97,834	$—	$—	$97,834
Restricted cash	110	—	—	110
Other investments	—	—	1,410	1,410
Total financial assets	$97,944	$—	$1,410	$99,354

The Company’s cash and cash equivalents, which were held in operating bank and money market accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as the Company purchased these investments in fiscal 2017 and there has been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at June 30, 2019 and December 31, 2018.

Note 5 — Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	Six Months Ended
	June 30,
	2019	2018
Cash and cash equivalents at beginning of period	$97,834	$63,764
Restricted cash at beginning of the period	110	602
Cash, cash equivalents and restricted cash at beginning of period	$97,944	$64,366
Cash and cash equivalents at end of period	99,498	61,518
Restricted cash at end of the period	—	110
Cash, cash equivalents and restricted cash at end of period	$99,498	$61,628

Note 6 — Balance Sheet Components

Accounts Receivable, net

	June 30,	December 31,
	2019	2018
Accounts receivable	$40,184	$27,325
Less: Allowance for doubtful accounts	—	—
	$40,184	$27,325

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no bad debts during the three and six months ended June 30, 2019 and 2018.

Note 7 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets at June 30, 2019 and December 31, 2018 were as follows:

		June 30, 2019			December 31, 2018
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value	Expense	Value	Value	Expense	Value
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$21,117	$(14,281)	$6,836	$21,117	$(12,203)	$8,914
Carrier contract and related relationships	5 yrs	700	(700)	—	700	(648)	52
Trademarks	7 yrs	5,000	(5,000)	—	5,000	(4,821)	179
		$26,817	$(19,981)	$6,836	$26,817	$(17,672)	$9,145

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue.

During the three months ended June 30, 2019 and 2018, the Company recorded amortization expense in the amounts of $1,056 and $1,468, respectively, in cost of revenue. During the six months ended June 30, 2019 and 2018, the Company recorded amortization expense in the amounts of $2,308 and $2,935, respectively, in cost of revenue.

As of June 30, 2019, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2019 (remaining 6 months)	$2,078
2020	3,258
2021	1,500
Total intangible assets	$6,836

Goodwill

 The Company had $116,227 in goodwill as of June 30, 2019 and December 31, 2018. There was no change in this account balance during the six months ended June 30, 2019.

In accordance with Accounting Standard Codification 350, Intangibles – Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment review of its goodwill balance as of September 30 or more frequently if triggering events occur.

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

The Company currently leases real estate space under non-cancelable operating lease agreements for its corporate headquarters in San Francisco, California and its operations in San Mateo, California, Toronto, Canada, Hyderabad, India, and Burlingame, California. Additionally, the Company leases office space in Long Beach, California which it has sub-leased as it no longer has business operations in that location. These operating leases have remaining lease terms ranging from 9 months to 8.42 years, some of which include the option to extend the lease, with the longest extension option being 6 years.

Certain of the Company’s lease agreements contain lease components (for example, fixed payments such as rent) and non-lease components such as common-area maintenance costs. Both of these types of provisions are accounted for as a single lease component. For such arrangements, there may be a variability in future lease payments as the amount of the non-lease components is typically revised from one period to the next. These variable lease payments, which are primarily comprised of common-area maintenance, utilities, and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company within the entire building or building complex, are recognized in the period in which the obligation for those payments is incurred.

The Company does not include any of its renewal options when calculating its lease liability as the Company is not reasonably certain whether it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 8.02 years for the six months ended June 30, 2019. The weighted-average discount rate was 6.9% for the six months ended June 30, 2019. Rent expense for the three months ended June 30, 2019 and 2018 was $653 and $1,444, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $2,004 and $2,889, respectively.

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

During the three months ended June 30, 2019, the Company leased additional space in its San Francisco office, and extended the lease term of one of its office leases in India. As a result of these lease modifications, the Company re-measured the lease liability and adjusted the ROU asset by an aggregate of $2,765 on the modification dates.

In June 2019, the Company signed an additional operating lease of approximately 24,500 square feet of office space in Foster City, California (the “Foster City Lease”). The term of this lease is expected to commence in September 2019. The Company will record an ROU asset and lease liability on its balance sheet when the possession of the space is provided to the Company (the “Commencement Date”). The Foster City Lease expires 89 months after the Commencement Date with an option to extend the lease for an additional 5-year period. Future minimum rental payments under this lease during the 89-month term are $12,565 in aggregate. The Foster City Lease is not reflected on the condensed consolidated balance sheet as of June 30, 2019 and the table below.

The future minimum lease payments to be paid under noncancelable leases in effect at June 30, 2019, are as follows:

Operating
Year Ending December 31,	Leases
2019 (remaining 6 months)	$3,116
2020	5,686
2021	5,316
2022	5,191
2023	5,177
Thereafter	21,810
Total lease payments	$46,296
Less: imputed interest	(11,226)
Total	$35,070

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
$44,845

Supplemental information related to the Company’s leases for the six months ended June 30, 2019 is as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,853

(1)	Does not include certain cash incentives received by the Company in connection with the amendment of an office lease for one of its studios.

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

At June 30, 2019, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Commitments
2019 (remaining 6 months)	$260
2020	6,900
2021	6,000
2022	3,000
2023 and thereafter	6,000
$22,160

The amounts included in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Licensor commitments include $22,141 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of expected recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

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

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types and, accordingly, has recorded no liabilities for these provisions as of June 30, 2019 and December 31, 2018.

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

On March 14, 2018, Jeffrey Tseng, the former Chief Executive Officer of Crowdstar, filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Time Warner Inc., Rachel Lam, Intel Capital Corporation, Middlefield Ventures Inc. and Jose Blanc (collectively, the “Non-Glu Defendants”), the Company and additional yet-to-be-named defendants.  The complaint alleged (i) breach of fiduciary duty by the Non-Glu Defendants, (ii) aiding and abetting breach of fiduciary duty by the Company and (iii) intentional interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair competition by each of the defendants, in each case relating to circumstances arising from the Company’s acquisition of Crowdstar and the events leading up to the acquisition.  Mr. Tseng was seeking compensatory damages and exemplary damages, each in an amount to be determined at trial, along with costs of suit, reasonable attorneys’ fees and such other relief as the Court may deem proper.  The Company and the Non-Glu Defendants filed demurrers in response to Mr. Tseng’s complaint on August 17, 2018, Mr. Tseng filed responses to these demurrers on September 17, 2018, and the Company and the Non-Glu Defendants filed reply briefs in support of their demurrers on October 15, 2018. A hearing with respect to the demurrers was held on November 30, 2018.  On January 24, 2019, the judge issued an order sustaining the demurrers on all six claims and gave Mr. Tseng 10 days’ leave to amend his complaint.  On March 4, 2019, the Company, the Non-Glu Defendants and Mr. Tseng entered into a settlement agreement pursuant to which Mr. Tseng, on one hand, and the Company and the Non-Glu Defendants, on the other hand, provided mutual releases of claims related to the subject matter of Mr. Tseng’s lawsuit and Mr. Tseng agreed to dismiss his lawsuit with prejudice. The Company did not pay any amounts to Mr. Tseng in settlement of this matter.  Mr. Tseng dismissed his lawsuit with prejudice on March 6, 2019 and, accordingly, the Company considers this matter to be resolved.

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

Note 10 — Stockholders’ Equity

Warrants to Purchase Common Stock

As of June 30, 2019 and December 31, 2018, 1,600 warrants issued to celebrity licensors and entities affiliated with one of the celebrity licensors were outstanding. These warrants have a weighted average exercise price of $4.61 per share and an average contractual term of 5.44 years.

During the three months ended June 30, 2019 and 2018, the Company recognized expenses with respect to these warrants of $0 and $798, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized expenses with respect to these warrants of $0 and $1,046 respectively.

Note 11 — Stock Option and Other Benefit Plans

2007 Equity Incentive Plan

In April 2018, the Company’s Board of Directors approved, and in June 2018, the Company’s stockholders approved, the fourth Amended and Restated 2007 Equity Incentive Plan (the “Fourth Amended 2007 Plan”). The Fourth Amended 2007 Plan included an increase of 10,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan. It also removed the limitation on the number of shares that can be issued in any calendar year to a participant.

In April 2019, the Company’s Board of Directors approved, and in June 2019, the Company’s stockholders approved, the fifth Amended and Restated 2007 Equity Incentive Plan (the “Fifth Amended 2007 Plan”). The Fifth Amended 2007 Plan includes an increase of 4,600 shares in the aggregate number of shares of common stock authorized for issuance under the plan.

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

2007 Employee Stock Purchase Plan

In April 2017, the Company’s Board of Directors approved, and in June 2017, the Company’s stockholders approved, the Amended and Restated 2007 Employee Stock Purchase Plan (the “Amended 2007 Purchase Plan”). The Amended 2007 Purchase Plan included an increase of 4,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan and removal of the expiration date of the plan.

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

RSU Activity

A summary of the Company’s RSU activity for the six months ended June 30, 2019 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2018	3,021	$3.01
Granted	878	$8.82
Vested	(1,013)	$3.53
Forfeited	(132)	$2.77
Awarded and unvested, June 30, 2019	2,754	$4.69	1.16	$19,745

PSU Activity

A summary of the Company’s PSU activity for the six months ended June 30, 2019 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2018	3,530	$5.45
Granted	327	$9.16
Vested	(538)	$4.27
Forfeited	(179)	$6.03
Awarded and unvested, June 30, 2019	3,140	$6.01	1.32	$22,544

PSUs expected to vest at June 30, 2019	414	$4.45	0.45	$2,969

PSO Activity

A summary of the Company’s PSO activity for the six months ended June 30, 2019 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
Balance as of December 31, 2018	6,756	$4.51
Exercised	(173)	$3.59
Balance as of June 30, 2019	6,583	$4.54	8.65	$17,393

PSOs expected to vest at June 30, 2019	364	$3.60	8.35	$1,312
PSO exercisable at June 30, 2019	3,339	$3.60	8.30	$11,961

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2018	18,491	$3.39
Options granted	538	8.74
Options canceled	(592)	5.42
Options exercised	(652)	2.89
Balances at June 30, 2019	17,785	$3.50	7.53	$65,871

Options exercisable at June 30, 2019	8,607	$3.02	6.81	$35,780

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The Nasdaq Global Select Market of $7.18 per share as of June 28, 2019 (the last trading day in the quarter). Cash proceeds, net of taxes, from option exercises were $860 during the six months ended June 30, 2019. Cash proceeds, net of taxes, from option exercises were $2,456 during the six months ended June 30, 2018.

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

Under Accounting Standard Codification 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables:

Performance Stock Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	—%	—%	—%	2.36%
Expected volatility	—%	—%	—%	62.6%
Expected term (years)	—	—	—	5.97

Stock Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.07%	2.71%	2.15%	2.49%
Expected volatility	56.1%	57.9%	56.1%	58.4%
Expected term (years)	4.00	4.00	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company had not granted such awards prior to October 2017. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility. The weighted-average fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $3.94 and $1.92 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$1,128	$2,728	$5,074	$5,927
Sales and marketing	55	609	881	1,262
General and administrative	852	2,006	2,887	4,462
Total stock-based compensation expense	$2,035	$5,343	$8,842	$11,651

Stock-based compensation expense for the three and six months ended June 30, 2019 included a reversal of previously accrued expense of $2,526 due to a decrease in the vesting probability of certain performance-based equity awards.

The following table summarizes total compensation expense related to unvested awards not yet recognized as of June 30, 2019:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$15,217
RSUs	11,667
PSUs (1)	632
PSOs (1)	443
Total unrecognized compensation expense	$27,959

(1)	The unrecognized compensation for PSOs and PSUs vesting in FY2021 and FY2022 is excluded in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 2.25 years and 2.08 years, respectively. The unrecognized compensation expense related to PSOs and PSUs will be recognized over a weighted average period of 0.63 and 0.45 years, respectively.

Note 12 – Income Taxes

The Company recorded an income tax expense of $0 and $178 for the three and six months ended June 30, 2019, respectively, and an income tax expense of $207 and $382 for the three and six months ended June 30, 2018, respectively. The change in income tax provision was due to changes in pre-tax income (loss) in the United States and certain foreign entities and changes in foreign withholding taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”). As of June 30, 2019 and December 31, 2018, the total amount of unrecognized tax benefits was $22,630 and $20,718, respectively. As of June 30, 2019 and December 31, 2018, approximately $171 of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, which are subject to valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The expense related to interest on uncertain tax positions was immaterial during the three months and six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, the Company had a liability of $165 and $150, respectively, related to interest and penalties for uncertain tax positions.

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

Note 13 — Segment Reporting

Accounting Standard Codification 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is also chief operating decision maker, makes decisions and manages the Company’s operations as one operating segment. The financial information reviewed by him is included within one operating segment for purposes of allocating resources and evaluating financial performance.

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States of America	$73,835	$69,115	$146,703	$129,931
Americas, excluding the United States	5,979	5,148	12,197	9,943
EMEA	10,902	10,212	22,430	20,204
APAC	4,824	5,718	10,095	11,558
	$95,540	$90,193	$191,425	$171,636

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2019	2018
United States of America	$12,305	$12,653
Rest of the World	1,024	1,235
	$13,329	$13,888

Note 14 — Restructuring

No restructuring charges related to employee and lease termination costs were recorded during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company recorded $0 and $80 of restructuring charges related to lease termination costs in the Company’s Long Beach, California office.

	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Total
Balance as of January 1, 2018	$143	$616	$759
Charges to operations	160	80	240
Charges settled in cash	(303)	(402)	(705)
Balance as of December 31, 2018	$-	$294	$294
Non-cash adjustments (1)	-	(294)	(294)
Balance as of June 30, 2019	$-	$-	$-

(1)	Reflects reclassification of restructuring accrual to operating lease right of use assets.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, includes the following sections:

●	An Overview that discusses at a high level our operating results and some of the trends that affect our business;

●	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements;

●	Recent Accounting Pronouncements;

●	Results of Operations, including a more detailed discussion of our revenue and expenses; and

●	Liquidity and Capital Resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and six months ended June 30, 2019, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended June 30, 2019 was $95.5 million, a 5.9% increase compared to the three months ended June 30, 2018, in which we reported revenue of $90.2 million. Revenue for the six months ended June 30, 2019 was $191.4 million, an 11.5% increase compared to the six months ended June 30, 2018, in which we reported revenue of $171.6 million. These increases were primarily related to an increase in revenue from growth games such as Design Home, Covet Fashion and the Tap Sports Baseball franchise and revenue from the new titles we launched during 2019, Diner Dash Adventures and WWE Universe. These increases were partially offset by declining revenue on a year over year basis from catalog titles such as Kim Kardashian Hollywood, Cooking Dash 2016, Restaurant Dash with Gordon Ramsay, and Deer Hunter 2018 (originally launched as Deer Hunter 2016).

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 59.7% and 63.9% of our total revenue for the three months ended June 30, 2019 and 2018, respectively, and 60.1% and 64.4% for the six months ended June 30, 2019 and 2018, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 52.6% and 54.9% of our total revenue for the three months ended June 30, 2019 and 2018, respectively, and 52.8% and 56.3% for the six months ended June 30, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 40.2% and 35.7% of our total revenue for the three months ended June 30, 2019 and 2018, respectively, and 39.7% and 35.1% of our total revenue for the six months ended June 30, 2019 and 2018, respectively from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 34.6% and 29.9%, of our total revenue for the three months ended June 30, 2019 and 2018, respectively, and 34.4% and 29.7% of our total revenue for the six months ended June 30, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We currently publish titles primarily in four genres: lifestyle, casual, mid-core, and sports and outdoors. We believe these are genres in which we have already established a leadership position, are otherwise aligned with our strengths or are conducive to the establishment of a strong growth game. Across genres, we view our titles as either growth games or catalog games. Growth games are titles that we continue to update with additional content and features and which we expect to grow revenue year over year. We continue to update some of our catalog titles with additional content and features, whereas on others we expend little to no investment in terms of updates and enhancements.

We established our leadership position in the lifestyle genre through our acquisition of Crowdstar Inc. (“Crowdstar”) in November 2016 and its successful Covet Fashion title, and extended our leadership with our release of Design Home in November 2016. We have introduced key updates for Design Home in 2018 and the first half of 2019, including elite events for elder players, improved series challenges, language localization in German, French and Spanish, and meta game functionality, and are planning key further updates for this title in the second half of 2019, including the introduction of e-commerce functionality. The casual genre includes our Kim Kardashian: Hollywood title and our Cooking Dash and Diner Dash franchises, and our leadership position in this genre was bolstered by our worldwide launch of Diner DASH Adventures in June 2019. The mid-core genre will include our Disney Sorcerer’s Arena title that is currently available in limited beta territories and which we expect to launch worldwide in the first quarter of 2020. Our leadership in the sports and outdoors category remains strong with our Tap Sports Baseball and Deer Hunter franchises, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2019 in March 2019, which includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association, and with the worldwide release of WWE Universe in May 2019. We expect to add to our portfolio of sports and outdoor titles through the next iteration of our Deer Hunter franchise in 2020.

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

We work closely with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases.  For example, our Kim Kardashian: Hollywood title utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on her life.  Our goal is for the game content to become entwined with Ms. Kardashian West’s persona and social media presence, and to otherwise enhance interaction with her fans. We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2019 which features all MLB clubs and uniforms and current and former MLB players and with WWE Universe which features hundreds of Raw, SmackDown, NXT, and classic WWE Superstars. We also work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base.

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

Our net income in the three months ended June 30, 2019 was $2.5 million versus a net loss of $4.4 million in the three months ended June 30, 2018. This change was primarily due to an increase in revenue of $5.3 million, an increase in interest and other income/(expense) of $922,000 and a decrease in operating expenses of $454,000. See “—Results of Operations—Comparison of the Three Months Ended June 30, 2019 and 2018” below for further details.

Our net income in the six months ended June 30, 2019 was $3.2 million versus a net loss of $11.6 million in the six months ended June 30, 2018. This change was primarily due to an increase in revenue of $19.8 million and an increase in interest and other income/(expense) of $1.9 million. These increases were partially offset by an increase in cost of revenue and operating expenses of $3.8 million and $3.3 million, respectively. See “—Results of Operations—Comparison of the Six Months Ended June 30, 2019 and 2018” below for further details.

Our ability to sustain and increase profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We increased our sales and marketing expenditures during the first six months of 2019 compared to the first six months of 2018. This increase largely related to higher marketing spend for Covet Fashion, Design Home, the Tap Sports Baseball franchise and Kim Kardashian: Hollywood, partially offset by lower marketing expense for some of our catalog titles. We expect our sales and marketing expenses to increase in the second half of 2019 primarily due to higher user acquisition expenditures, including related to the global launch of Diner DASH Adventures, which may impair our ability to sustain profitability if this spending does not result in increased revenues. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. In December 2017, we sold our wholly owned subsidiary in Moscow and transitioned the catalog games developed and/or operated by the Moscow studio to a more cost-effective location in Hyderabad, India. In the remainder of 2019, we intend to focus on reducing our operating costs to be more efficient. These efforts may be partially offset by our plans to continue hiring additional development personnel in the San Francisco Bay Area and in Hyderabad, India.

Cash, cash equivalents and restricted cash at June 30, 2019 totaled $99.5 million, an increase of $1.6 million from the $97.9 million balance at December 31, 2018. This increase was primarily related to $6.9 million of cash generated from operating activities, $2.3 million of cash used in investing activities and $3.0 million of cash used in financing activities.

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

As of January 1, 2019, we began calculating DAU and MAU using the average of each month during the period rather than our historical practice of calculating these metrics based on the last month of the period. For example, DAU for the three months ended June 30, 2019 is calculated as an average of aggregate daily DAU for the months of April 2019, May 2019 and June 2019 calculated for all active smartphone free-to-play titles during those months across the distribution platforms for which we calculate the metric. We adopted this new methodology because we believe that it provides a more accurate representation of overall DAU and MAU for the applicable period and more closely aligns with the methodology used by other companies in the gaming industry to calculate similar metrics.

	Metrics calculated using the new methodology
	Three Months Ended
	2019		2018
	June 30	March 31	June 30	March 31
Aggregate DAU	3,230	3,150	3,716	3,659
Aggregate MAU	19,065	19,118	23,166	25,181
Aggregate ARPDAU	$0.33	$0.34	$0.27	$0.25

	Metrics calculated using the old methodology
	Three Months Ended
	2019		2018
	June 30	March 31	June 30	March 31
Aggregate DAU	3,267	3,016	3,627	3,585
Aggregate MAU	19,819	18,620	22,817	24,787
Aggregate ARPDAU	$0.32	$0.35	$0.27	$0.25

The decrease in aggregate DAU and MAU for the three months ended June 30, 2019 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games.

Our aggregate ARPDAU increased for the three months ended June 30, 2019 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,
	2019	2018
Revenue by Type	(In thousands)
Micro-Transactions	$82,659	$77,078
Advertisements and offers	12,864	13,023
Other	17	92
Total revenue	$95,540	$90,193

Our revenue increased $5.3 million, or 5.9%, from $90.2 million for the three months ended June 30, 2018 to $95.5 million for the three months ended June 30, 2019, which was primarily comprised of a $5.6 million increase in our revenue from micro-transactions (in-app purchases). The increase in revenue was primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, as well as the launch of new titles WWE Universe and Diner Dash Adventures in the three months ended June 30, 2019. Revenue from these growth games increased by $14.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Revenue from the new titles launched in 2019 was $1.1 million during the three months ended June 30, 2019. These increases were partially offset by an $8.2 million aggregate decline in revenue from catalog titles such as Kim Kardashian Hollywood, Cooking Dash 2016, Restaurant Dash with Gordon Ramsay, Racing Rivals, and Deer Hunter 2018 (originally launched as Deer Hunter 2016).

During the three months ended June 30, 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, were our top three revenue-generating games and comprised 44.6%, 20.0% and 15.8%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended June 30, 2018, Design Home, the Tap Sports Baseball franchise, Covet Fashion, and Kim Kardashian: Hollywood were our top four revenue-generating games and comprised 38.8%, 18.1%, 12.6%, and 10.5%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $627,000 from $21.1 million in the three months ended June 30, 2018 to $21.7 million in the three months ended June 30, 2019.

Cost of Revenue

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$32,806	$32,386
Amortization of intangible assets	1,056	1,468
Total cost of revenue	$33,862	$33,854
Revenue	$95,540	$90,193
Gross margin	64.6%	62.5%

Our cost of revenue remained relatively constant at $33.9 million during each of the three months ended June 30, 2019 and June 30, 2018. This was primarily due to an increase of $1.5 million in platform commission fees resulting from a higher volume of revenue transactions through the digital storefronts offset by a decrease of $798,000 in expenses related to warrants issued to certain celebrities, a decrease of $411,000 in amortization of intangible assets, and a $386,000 decrease in royalties.

The royalties we paid to licensors decreased by $386,000, or 5.8%, from $6.6 million in the three months ended June 30, 2018 to $6.2 million in the three months ended June 30, 2019. The decrease was due to a larger percentage of our revenue being attributable to original intellectual property titles that are not royalty burdened, such as Design Home and Covet Fashion.

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Research and development expenses	$19,736	$22,832
Percentage of revenue	20.7%	25.3%

Our research and development expenses decreased $3.1 million, or 13.6%, from $22.8 million in the three months ended June 30, 2018 to $19.7 million in the three months ended June 30, 2019. This was primarily attributable to a decrease in stock based compensation expense of $1.6 million mainly related to the decrease in vesting probability of certain performance-based equity awards, a net decrease in payroll related costs of $1.1 million mainly due to lower variable compensation expense partially offset by higher costs due to an increase in headcount, and a decrease in outside services of $740,000 primarily related to lower external development costs. These decreases were partially offset by a $405,000 increase in allocated charges for equipment, facilities and depreciation. As a percentage of revenue, research and development expenses decreased from 25.3% in the three months ended June 30, 2018 to 20.7% in the three months ended June 30, 2019. We expect our research and development expenditures to slightly increase in the remainder of 2019, primarily due to expected increases in headcount and a higher stock based compensation expense.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Sales and marketing expenses	$35,040	$29,741
Percentage of revenue	36.7%	33.0%

Our sales and marketing expenses increased $5.3 million, or 17.8%, from $29.7 million in the three months ended June 30, 2018 to $35.0 million in the three months ended June 30, 2019. This was primarily attributable to a $4.8 million increase in user acquisition and other marketing expenditures primarily related to our new title launches in 2019, MLB Tap Sports Baseball 2019, Diner Dash Adventures, and WWE Universe, partially offset by lower user acquisition expenditures on our catalog titles, and a $670,000 increase in professional service fees. These increases were partially offset by a decrease of $555,000 in stock based compensation expense mainly related to the decrease in vesting probability of certain performance based equity awards. We expect our sales and marketing expenses to increase in the remainder of 2019, primarily due to our investment in user acquisition for Diner DASH Adventures. As a percentage of revenue, sales and marketing expenses increased from 33.0% in the three months ended June 30, 2018 to 36.7% in the three months ended June 30, 2019.

General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018
	(In thousands)
General and administrative expenses	$4,951	$7,608
Percentage of revenue	5.2%	8.4%

Our general and administrative expenses decreased by $2.7 million, or 34.9%, from $7.6 million in the three months ended June 30, 2018 to $5.0 million in the three months ended June 30, 2019. This was primarily attributable to a $1.2 million decrease in stock based compensation expense mainly related to the decrease in vesting probability of certain performance-based equity awards, a $568,000 decrease in facilities related expenses mainly due to certain incentives provided to us in connection with the amendment of an office space lease for one of our studios, a $565,000 decrease in allocated charges for equipment, facilities and depreciation, a $442,000 decrease in legal expenses due to a settlement of the lawsuit filed against us by the former CEO of Crowdstar in connection with our acquisition of Crowdstar, and a $314,000 decrease in indirect taxes for certain foreign jurisdictions. These decreases were partially offset by a net increase of $274,000 in payroll related costs primarily due to the increase in headcount and certain employee benefit costs offset by lower variable compensation expense. As a percentage of revenue, general and administrative expenses decreased from 8.4% in the three months ended June 30, 2018 to 5.2% in the three months ended June 30, 2019. We expect our general and administrative expenses to increase in the remainder of 2019, primarily due to a higher stock based compensation expense and expected increases in headcount.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, changed from an expense of $366,000 in the three months ended June 30, 2018 to income of $556,000 in the three months ended June 30, 2019. This was primarily attributable to interest income on money market funds earned and foreign currency gains related to the revaluation of certain account balances during the three months ended June 30, 2019 compared to foreign currency losses during the three months ended June 30, 2018.

Income Tax Expense

Our income tax expense decreased from $207,000 in the three months ended June 30, 2018 to $0 in the three months ended June 30, 2019. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation, changes in pre-tax income in certain foreign entities, and changes in foreign withholding taxes. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and changes in foreign withholding taxes.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,
	2019	2018
Revenue by Type	(In thousands)
Micro-Transactions	$166,203	$149,004
Advertisements and Offers	25,194	22,380
Other	28	252
Total revenue	$191,425	$171,636

Our revenue increased $19.8 million, or 11.5%, from $171.6 million for the six months ended June 30, 2018 to $191.4 million for the six months ended June 30, 2019, which was primarily comprised of a $17.2 million increase in our revenue from micro-transactions (in-app purchases) and a $2.8 million increase in advertisements and offers revenues. The increase in revenue was primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, as well as the launch of new titles WWE Universe and Diner Dash Adventures. Revenue from these growth games increased by $37.4 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Revenue from the new titles launched in 2019 was $1.2 million during the six months ended June 30, 2019. These increases were partially offset by a $15.1 million aggregate decline in revenue from catalog titles such as Kim Kardashian Hollywood, Cooking Dash 2016, Restaurant Dash with Gordon Ramsay, Deer Hunter 2018, Racing Rivals and Kendall & Kylie.

During the six months ended June 30, 2019, Design Home, the Tap Sports Baseball franchise and Covet Fashion were our top three revenue-generating games and comprised 44.8%, 18.5%  and 15.7%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the period. During the six months ended June 30, 2018, Design Home, the Tap Sports Baseball franchise, Covet Fashion and Kim Kardashian Hollywood were our top four revenue-generating games and comprised 38.0%, 15.8%, 12.5% and 10.7%, respectively, of revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue increased by $3.0 million, from $41.7 million in the six months ended June 30, 2018 to $44.7 million in the six months ended June 30, 2019. This increase was primarily due to increases in revenue from growth games discussed above.

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$65,619	$61,553
Impairment of prepaid royalties and minimum guarantees	457	99
Amortization of intangible assets	2,308	2,935
Total cost of revenue	$68,384	$64,587
Revenue	$191,425	$171,636
Gross margin	64.3%	62.4%

Our cost of revenue increased $3.8 million, or 5.9%, from $64.6 million in the six months ended June 30, 2018 to $68.4 million in the six months ended June 30, 2019. This increase was primarily due to an increase of $5.0 million in platform commission fees due to a higher volume of revenue transactions through the digital storefronts, a $358,000 increase in impairment of prepaid royalties and minimum guarantees, and a $354,000 increase in royalties associated with an increase in royalty-burdened revenue. These increases were partially offset by a $1.0 million decrease in expense related to warrants issued to certain celebrities and a $626,000 decrease in amortization of intangible assets.

The royalties we paid to licensors increased by $354,000, or 2.9%, from $12.0 million in the six months ended June 30, 2018 to $12.4 million in the six months ended June 30, 2019. The increase was due to the growth in revenue from royalty burdened titles. However, the rate of increase of our royalty payments was lower than the increase in our revenue of 11.5% from $171.6 million in the six months ended June 30, 2018 to $191.4 million in the six months ended June 30, 2019. This was due to a larger percentage of our revenue being attributable to titles that are not royalty burdened, such as Design Home and Covet Fashion.

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Research and development expenses	$46,282	$45,542
Percentage of revenue	24.2%	26.5%

Our research and development expenses increased $740,000, or 1.6%, from $45.5 million in the six months ended June 30, 2018 to $46.3 million in the six months ended June 30, 2019. This was primarily attributable to an increase of $2.3 million in payroll related costs mainly due to an increase in headcount partially offset by lower variable compensation expense, and a $1.4 million increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a decrease in outside services of $2.0 million primarily related to lower external development costs and a $852,000 decrease in stock based compensation expense mainly related to the decrease in vesting probability of certain performance-based equity awards. As a percentage of revenue, research and development expenses decreased from 26.5% in the six months ended June 30, 2018 to 24.2% in the six months ended June 30, 2019.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Sales and marketing expenses	$63,145	$56,551
Percentage of revenue	33.0%	32.9%

Our sales and marketing expenses increased $6.6 million, or 11.7%, from $56.6 million in the six months ended June 30, 2018 to $63.1 million in the six months ended June 30, 2019. This was primarily attributable to an increase of $5.5 million in user acquisition expenditures primarily related to our growth games and our new title launches in 2019, MLB Tap Sports 2019, Diner Dash Adventures, and WWE Universe, partially offset by lower user acquisition expenditures on our catalog titles, and an $861,000 increase in professional service fees. These increases were partially offset by a decrease of $381,000 in stock based compensation expense mainly related to the decrease in vesting probability of certain performance-based equity awards. As a percentage of revenue, sales and marketing expenses increased from 32.9% in the six months ended June 30, 2018 to 33.0% in the six months ended June 30, 2019.

General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018
	(In thousands)
General and administrative expenses	$11,586	$15,498
Percentage of revenue	6.1%	9.0%

Our general and administrative expenses decreased by $3.9 million, or 25.2%, from $15.5 million in the six months ended June 30, 2018 to $11.6 million in the six months ended June 30, 2019. This was primarily attributable to a $1.6 million decrease in stock based compensation expense mainly related to the decrease in vesting probability of certain performance based equity awards, a $1.6 million decrease in allocated charges for equipment, facilities and depreciation, a $590,000 decrease in professional and consulting costs, a $514,000 decrease in facilities related expenses mainly due to certain incentives provided to us in connection with the amendment of an office lease for one of our studios, a $442,000 decrease in legal expenses due to a settlement of the lawsuit filed against us by the former CEO of Crowdstar in connection with our acquisition of Crowdstar and a $428,000 decrease in indirect taxes for certain foreign jurisdictions. These decreases were partially offset by a net increase of $758,000 in payroll related costs primarily due to the increase in our headcount and certain employee benefit costs offset by a lower variable compensation expense. As a percentage of revenue, general and administrative expenses decreased from 9.0% in the six months ended June 30, 2018 to 6.1% in the six months ended June 30, 2019.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net changed from a net expense of $617,000 in the six months ended June 30, 2018 to net income of $1.3 million in the six months ended June 30, 2019. This was primarily attributable to interest income on money market funds earned and foreign currency gains related to the revaluation of certain account balances during the six months ended June 30, 2019 compared to foreign currency losses and certain transitional expenses incurred during the six months ended June 30, 2018.

Income Tax Expense

 Our income tax expense decreased from $382,000 in the six months ended June 30, 2018 to $178,000 in the six months ended June 30, 2019. This increase was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation, changes in pre-tax income in certain foreign entities, and changes in foreign withholding taxes. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and changes in foreign withholding taxes.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018
Consolidated Statement of Cash Flows Data:	(In thousands)
Cash flows generated from/(used in) operating activities	$6,889	$(4,236)
Cash flows (used in)/generated from investing activities	$(2,282)	$1,111
Cash flows (used in)/generated from financing activities	$(2,970)	$589

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. Although we generated net income of $3.2 million during the six months ended June 30, 2019, we had an accumulated deficit of $437.3 million as of June 30, 2019.

Operating Activities

In the six months ended June 30, 2019, net cash generated from operating activities was $6.9 million, which was primarily due to an increase of $13.6 million in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors, a $3.1 million increase in deferred revenue, net income of $3.2 million and non-cash adjustments including $8.8 million of stock based compensation expense, $2.3 million of amortization of intangible assets and $2.1 million of depreciation expense. These increases were partially offset by a decrease in accrued compensation of $10.4 million mainly related to bonus payments paid in the first quarter of 2019 related to 2018 performance, an increase of $12.8 million in accounts receivable mainly due to the timing of payments from our customers, a $1.8 million decrease in accrued royalties, a $1.5 million net decrease in lease liabilities and a $1.1 million increase in prepaid and deferred royalties.

In the six months ended June 30, 2018, net cash used in operating activities was $4.2 million, which was primarily due to an  $11.6 million net loss, a $10.1 million decrease in accrued compensation mainly due to bonus payments paid in the first quarter of 2018 related to 2017 performance, a $3.7 million decrease in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors, a $2.0 million decrease in accrued royalties, a $3.6 million increase in accounts receivable mainly due to the timing of payments from our customers and a $4.2 million increase in deferred platform commission fee attributable to higher bookings. These amounts were partially offset by a $14.0 million increase in deferred revenue mainly attributable to an increase in revenue from titles with longer useful lives and adjustments for non-cash items including stock-based compensation expense of $11.7 million, amortization of intangible assets of $2.9 million and depreciation of $1.9 million.

Investing Activities

In the six months ended June 30, 2019, we used $2.3 million of cash in investing activities primarily related to property and equipment purchases of $2.1 million.

In the six months ended June 30, 2018, we generated $1.1 million of cash from investing activities primarily related to proceeds of $2.7 million from the divestiture of our Moscow studio, partially offset by property and equipment purchases of $1.6 million.

Financing Activities

In the six months ended June 30, 2019, net cash used in financing activities was $3.0 million which was primarily due to $6.4 million of taxes paid related to net share settlement of equity awards offset by $3.4 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

In the six months ended June 30, 2018, net cash generated from financing activities was $589,000 primarily due to $4.4 million in proceeds received from option exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $3.8 million of taxes paid related to net share settlement of RSUs.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $99.5 million as of June 30, 2019. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $2.7 million as of June 30, 2019, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, except China, because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents, including cash from operations. We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to pay operating lease obligations, use of cash to fund our foreign operations, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue.  We expect to continue to use cash to fund operating lease obligations and minimum guaranteed royalty payments during the remainder of 2019 as milestone payments become due on games we publish and/or develop that incorporate third party licensed property, and may also use cash to fund investments and/or the purchase price of any acquisitions. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2019:

	Payments Due by Period from June 30, 2019
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations (1), (2)	$45,903	$5,698	$10,696	$10,356	$19,153
Guaranteed royalties (3)	22,160	7,160	9,000	6,000	—
Total contractual obligations (4)	$68,063	$12,858	$19,696	$16,356	$19,153
(1)	We have entered into a sub-lease agreement for one of our U.S. offices. The future obligation amounts are net of the sub-lease payments.
(2)	As of June 30, 2019, we had an additional operating lease of an office space that has not yet commenced. The Commencement Date is expected to be in September 2019 when we expect to get the possession of the space. The lease expires approximately 7 years after the Commencement Date and the future minimum rental payments are $12.6 million in the aggregate.
(3)	We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games and other software applications for mobile devices. These agreements typically require us to make non-refundable, but recoupable payments of minimum guaranteed royalties or license fees as upfront payments or over the term of the agreement.
(4)	We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At June 30, 2019, we had $350,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our market risk profile has not changed significantly during the three months ended June 30, 2019.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2019, substantially all of our cash and cash equivalents of $99.5 million was held in operating bank and money market accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), net, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of June 30, 2019, and December 31, 2018, our cash and cash equivalents were maintained by financial institutions in the United States, Canada, China, Hong Kong and India and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At June 30, 2019, Apple Inc., or Apple, accounted for 61.5%, Google Inc., or Google, accounted for 20.7% and Tapjoy Inc., or Tapjoy, accounted for 12.1% of total accounts receivable. At December 31, 2018, Apple accounted for 40.8%, Google, accounted for 30.3% and Tapjoy accounted for 21.1% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the Indian Rupee versus the USD and the Canadian Dollar versus the USD. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income/(expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful growth games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, we experienced delays in the development and commercial release of The Swift Life, and, following global launch, the title did not generate significant revenue and was sunset on February 1, 2019. In 2018, we also decided to delay the worldwide launch dates of WWE Universe and Diner DASH Adventures to May and June of 2019, respectively, in order to give the development teams additional time to work on these titles so that they can meet our expectations for a potential growth game; we recently announced that we were delaying the expected worldwide launch date of Disney Sorcerer’s Arena to the first quarter of 2020 for similar reasons. While Diner DASH Adventures has been commercially successful, WWE Universe has to date not met our expectations, and it is possible that Disney Sorcerer’s Arena will not generate significant revenue despite the extra development time. Furthermore, our future game launches could also be delayed, or they may not be successful when and if launched, which would likely harm our business, operating results and financial condition.

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

In addition to the market factors noted above, our ability to successfully develop and launch games for mobile devices and their ability to achieve and maintain commercial success will depend on our ability to:

●	minimize launch delays and cost overruns on the development of new games and features;
●	successfully enhance and increase the revenue we generate from our existing growth games;
●	effectively market and monetize our games;
●	achieve a positive return on investment from our marketing and user acquisition efforts;
●	sustain sufficient interest in our games compared to other forms of entertainment for our players;
●	adapt to new technologies and feature sets for mobile and other devices;
●	attract and retain experienced and talented employees;
●	compete successfully against a large growing number of existing market participants;
●	minimize and quickly resolve bugs and outages; and
●	acquire and successfully integrate high quality mobile game assets, personnel or companies.

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

Our efforts to develop new growth games and enhance our existing growth and catalog games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

●	our strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including:
●	competition for downloads not only with other mobile games but also with social media and other non-gaming related applications;
●	limits on the number of mobile applications players are willing to download to and maintain on their devices;
●	poor consumer reviews or other negative publicity;
●	ineffective or insufficient marketing efforts;
●	lack of sufficient social and community features;
●	lack of prominent storefront featuring;
●	failure to reach and maintain Top Free App Store rankings;
●	the relatively large file size of some of our games; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations;
●	the limitations set by Apple, which at most only allow applications that are less than 200 megabytes, to be downloaded over a carrier’s wireless network; as a result, players must download our iOS games that exceed 200 megabytes via a wireless Internet (Wi-Fi) connection.
●	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games; this may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;
●	future games that we release may fail to resonate with consumers and games that incorporate licensed property may not be financially successful due to the minimum guaranteed royalty payments to our licensors;
●	we intend to continue to develop games based upon our own intellectual property, in addition to well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our original intellectual property games;
●	many well-funded public and private companies have released, or plan to release, games in the same genres as our growth games or games incorporating the same licensed brands that we intend to use in our games (e.g., WWE and Disney/Pixar), and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;
●	we may have difficulty hiring the experienced monetization, live operations, server technology, data analyst, user experience, game designer, and product management personnel that we require to develop our new games and support our existing growth and catalog games, or may face difficulties in developing our technology platform and incorporating it into our products or developing unique gameplay;

●	we depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service; and
●	the impact of potential regulatory issues, including:
●	various jurisdictions are assessing the legality of “loot boxes” which are commonly used in some of our top games and the Federal Trade Commission, or the FTC, held a public workshop in August 2019 to examine consumer protection issues related to loot boxes; to the extent that the FTC or one or more jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenues;
●	the Federal Trade Commission, or the FTC, has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors (for example, in April 2016, a federal court granted summary judgment in favor of the FTC finding Amazon liable for unfairly billing consumers for unauthorized in-app purchases by minors), and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit; and
●	various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel.

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

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Nintendo, Rovio, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Epic Games, Firecraft Studios, Jam City, Machine Zone, Miniclip, Niantic, Peak Games, Playrix, Pocket Gems, Scopely, Storm 8/Team Lava, and Supercell.  In addition, hyper-casual games published by companies such as Ketchapp, Lion Studios, Playgendary and Voodoo account for a significant and growing percentage of mobile gaming downloads. We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, recently Apple announced its Apple Arcade subscription service in which users will receive access to a curated selection of paid titles on the App Store, and Google announced both its Stadia cloud gaming service in which users will be able to stream games to various devices as well as a new first-party gaming studio that will be creating exclusive games for Stadia. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.  Given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 3.9 million applications, including more than 900,000 active games, were available on Apple’s U.S. App Store as of July 31, 2019. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

●significantly greater financial resources;
●the ability or willingness to spend significantly more than we do to acquire new players, which may be due to competitors having games with higher lifetime values than our games (i.e., the amount of money the average paying player spends in the competitor’s game over the player’s lifetime is greater than in our games) or where a competitor is willing to pay to acquire users in a manner that does not have a positive return on investment in an effort to increase its revenues and/or user base;
●greater experience with free-to-play games, building and maintaining growth games, and building social and community features into mobile games, as well as more effective game monetization;
●stronger brand and consumer recognition regionally or worldwide;
●the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
●larger installed user bases from their existing mobile games;

●larger installed user bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;
●more substantial intellectual property of their own from which they can develop games without having to pay royalties;
●lower labor and development costs and better overall economies of scale;
●greater platform-specific focus, experience and expertise;
●broader global distribution and presence; and
●greater talent, both in overall headcount and in terms of experience in creating successful titles.

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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for the six months ended June 30, 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 79.0% of our revenue during the period, while our top four titles for the six months ended June 30, 2018, Design Home, Covet Fashion, Kim Kardashian: Hollywood, and the Tap Sports Baseball franchise, collectively generated approximately 77.0% of our revenue during the period; no other game generated more than 10% of our revenue during these respective periods. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future. In particular, Design Home has accounted for a successively larger percentage of our revenues since its launch which has increased our reliance on the success of this title. We globally launched WWE Universe and Diner DASH Adventures in May and June 2019 respectively and intend to globally launch Disney Sorcerer’s Arena in the first quarter of 2020, and if one or more of these titles is unsuccessful, it could result in an overall decline in our revenues and cause us to continue to rely primarily on our existing growth games for a significant majority of revenues during the second half of 2019 and beyond.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 60.1% of our total revenue for the six months ended June 30, 2019 compared with 64.4% for the six months ended June 30, 2018.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 52.8% and 56.3% of our total revenue for the six months ended June 30, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 39.7% and 35.1% of our total revenue for the six months ended June 30, 2019 and 2018, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 34.4% and 29.7% of our total revenue for the six months ended June 30, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon worldwide commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

We also rely on the continued functioning of the Apple App Store and the Google Play Store.  In the past, these digital storefronts have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality.   If such events recur on a prolonged basis or other similar issues arise that impact our ability to generate revenue from these storefronts, it would have a material adverse effect on our revenue and operating results.  In addition, if the storefront operators fail to provide high levels of service, our players’ ability to access our games may be interrupted or players may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand, revenue and operating results.

The operators of digital storefronts on which we publish our free-to-play games and the advertising channels through which we acquire some of our players in many cases have the unilateral ability to change and interpret the terms of our and others’ contracts with them.

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions, including platform commission fees, with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in April 2019, Apple enforced new guidelines relating to offerwalls which has negatively impacted our revenues from offers in our games; Apple enforced similar guidelines with respect to offerwalls in January 2018 relating to Design Home. In addition, in the fourth quarter of 2017, Apple updated its terms of service to require publishers to disclose a player’s odds of winning the various items contained within loot boxes, and in May 2019 Google updated its terms of service to require substantially similar disclosure.  Glu utilizes loot boxes in many of its current games and the games it intends to release in the future, and it is possible that these disclosure requirements will negatively impact the monetization of these titles. If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

We have incurred significant losses since inception, including a net loss of $13.2 million in 2018. As of June 30, 2019, we had an accumulated deficit of $437.3 million. Although we generated net income of $3.2 million during the six months ended June 30, 2019, we may not be able to sustain profitability on a long-term basis. While we conducted several restructurings and divested our Moscow game development studio during 2017, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing growth games as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth games and our new title launches; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company. We anticipate that the costs of acquiring new players and otherwise marketing our games will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our user acquisition spending for our growth games, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. For example, during the six months ended June 30, 2019 and the fiscal years ended December 31, 2018 and 2017, we recorded impairments of $0.5 million, $0.7 million and $27.3 million, respectively, related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties. Additionally, we have taken restructuring charges in the past, including $6.0 million during 2017 related to headcount reductions and other restructuring activities and a $2.7 million charge relating to impairment of acquired in process research and development during the third quarter of 2018. Furthermore, given the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue may be challenging. This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launch of Deer Hunter 2016 (which we have rebranded Deer Hunter 2018), have downloaded at significantly lower rates as compared to previous new titles, which could negatively impact the success of Diner DASH Adventures and the next iteration of our Deer Hunter franchise which we expect to globally launch in 2020.

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

●our ability to increase the number of our paying players and the amount that each paying player spends in our games;
●the popularity and monetization rates of our new games released during the quarter and the ability of games released in prior periods to sustain their popularity and monetization rates;
●the number and timing of new games released by us and our competitors, particularly those games that may represent a significant portion of revenue in a quarter, which timing can be impacted by internal development delays, longer than anticipated beta testing periods, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;
●changes in the prominence of storefront featuring for our games and those of our competitors;
●the loss of, or changes to, one of our distribution platforms;
●changes to the Apple iOS platform or the Google Android platform to which we are not able to adapt our game offerings;
●fluctuations in the size and rate of growth of overall consumer demand for smartphones, tablets, games and related content;
●the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in the six months ended June 30, 2019 and fiscal 2018 and 2017, we impaired $0.5 million, $0.7 million, and $27.3 million, respectively, related to contractual minimum guarantee royalty payments made to certain celebrity licensors and other prepaid royalties, and in future periods we may be required to impair our goodwill due to further declines in our business and/or stock price, or take additional large impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful;
●changes in the mix of revenue derived from games based on original intellectual property versus licensed intellectual property;
●changes in the mix of revenue derived from in-app purchases, advertisements and offers, which mix often depends on the nature of new titles launched during the quarter;
●changes in the amount of money we spend marketing our titles in a particular quarter, including the average amount we pay to acquire each new user, as well as changes in the timing of these marketing expenses within the quarter;
●decisions by us to incur additional expenses, such as increases in research and development, restructuring expenses, or unanticipated increases in vendor-related costs, such as hosting fees;
●the timing of successful mobile device launches;
●the seasonality of our industry;
●changes in accounting rules, such as those governing recognition of revenue, including the period of time over which we recognize revenue for in-app purchases of virtual currency and goods within some of our games, as well as estimates of average playing periods and player life;
●the activities, announcements and performance of our commercial partners; and

●macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

We may not, or may be unable to, renew our existing content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenue if we fail to replace such revenue with revenue from games based on our own intellectual property.

During the six months ended June 30, 2019, we generated 29.7% of our revenue from games that are based on or substantially incorporate third-party intellectual property, such as the Tap Sports Baseball franchise, Kim Kardashian: Hollywood, Restaurant Dash with Gordon Ramsay, and WWE Universe. We expect to continue to derive significant revenue from these titles in 2019, particularly the Tap Sports Baseball franchise, and expect to continue to develop new titles featuring third-party intellectual property, such as Disney Sorcerer’s Arena. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in the six months ended June 30, 2019 and fiscal 2018 and 2017, we impaired $0.5 million, $0.7 million and $27.3 million, respectively, related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties. As of June 30, 2019, we had remaining prepaid royalty balances totaling $25.2 million.  We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. Our games may contain violence or other content that some consumers may find objectionable, particularly in light of recent high-profile mass shootings.  For example, many of our shooter games, including our Deer Hunter games, have a 17-and-older rating on the Apple App Store due to its violence. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer:  Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless. In addition, our employees or employees of outside developers could include hidden features in our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. Users of our games, particularly games with social messaging features, may utilize these features for illegal purposes or target certain users through these features. If consumers believe that a game we published contains objectionable content or may expose them to nefarious individuals, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects, vulnerabilities or have playability issues, we may receive negative user reviews, our brand may be damaged and our operating results and revenue negatively affected. For example, our attempt to relaunch our Racing Rivals title, which had experienced playability and user interface issues in the past, in the second quarter of 2018 by introducing new features and resetting the economy of the game resulted in the game crashing and not being available to most users for several days. As a result, the daily active users of Racing Rivals and the revenue that we generated from this title significantly decreased from peak levels which contributed to our decision to shut down the game effective as of April 1, 2019. In addition, any issues relating to our games could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

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

The actions of the storefront operators can also negatively impact the revenue that we generate from advertisements and offers. For example, in April 2019, Apple enforced new guidelines relating to offerwalls which negatively impacted our revenues from offers in our games, and might continue to affect our revenues at least in the short-term; Apple enforced similar guidelines with respect to offerwalls in January 2018 relating to Design Home. Any similar changes in the future that impact our revenue that we generate from advertisements and offers could materially harm our business.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, Nick Earl, our President and Chief Executive Officer, is critical to our vision, strategic direction, products and technology, and the continued retention of the other members of our senior management team is important to our continued success. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly experienced monetization, live operations, server technology, data analyst, user experience, game designer, and product management personnel to develop and support our growth games.  Attracting and retaining key personnel and other staff is difficult in a competitive hiring market, particularly in the San Francisco Bay Area where we are headquartered, and we may not succeed in doing so. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the lifestyle and casual genres.  Volatility of our stock price, changes in our compensation structure for our executive officers that significantly relies on performance linked stock awards, and previous headcount reductions may make it more difficult for us to attract and retain top talent. In particular, should our stock price decline it might be difficult for us to attract and retain qualified personnel, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

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

Tencent, through its controlled affiliates, held approximately 14.4% of the aggregate voting power of our common stock as of June 30, 2019, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, and currently Ben Feder, Tencent’s President of International Partnerships (North America), is Tencent’s representative on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We have acquired and invested in, and may continue to acquire and invest in, companies, products and technologies that complement our strategic direction. Acquisitions and investments involve significant risks and uncertainties, including:

●diversion of management’s time and a shift of focus from operating the business to issues related to negotiation of acquisition or investment terms, integration and administration;
●our ability to successfully integrate acquired technologies and operations into our business and maintain uniform standards, controls, policies and procedures;
●potential employee morale and retention issues resulting from any reductions in compensation, or changes in management, reporting relationships, or future prospects;
●potential product development delays resulting from any changes and disruptions that may follow the acquisition;
●significant competition from other acquirers and investors as the gaming industry consolidates and challenges in offering attractive consideration given the volatility of our stock price and potential difficulties in obtaining alternative financing;
●challenges retaining the key employees, customers and other business partners of the acquired or investee business;
●	our ability to realize synergies expected to result from an acquisition or strategic investment;
●	an impairment of acquired goodwill and other intangible assets or investments in future periods would result in a charge to earnings in the period in which the write-down occurs, such as the case with the impairment charge for acquired in-process research and development recorded in the third quarter of 2018 and each of the charges we took in the second and third quarters of 2016 for our investments in Plain Vanilla;
●	the internal control environment of an acquired or investee entity may not be consistent with our standards and may require significant time and resources to improve;
●	in the case of foreign acquisitions or strategic investments, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
●	liability for activities of the acquired or investee companies before the acquisition or investment, including violations of laws, rules and regulations, commercial disputes, tax liabilities, intellectual property and other litigation claims or disputes, accounting standards and other known and unknown liabilities;
●	harm to our brand and reputation; and
●	harm to our existing business relationships with business partners and advertisers as a result of the acquisition.

In particular, we acquired Crowdstar in the fourth quarter of 2016 in a multi-step transaction that did not involve the cooperation of Crowdstar’s management, where the former Chief Executive Officer of Crowdstar did not continue with the company post-acquisition and where we did not receive customary representations, warranties or indemnities from the acquired company. While we successfully integrated Crowdstar into our company and Crowdstar’s top titles, Covet Fashion and Design Home, are generating significant revenue, we still face risks and uncertainties in connection with this acquisition. For example, we may not be able to retain key Crowdstar employees for a variety of reasons, including the fact that we relocated the Crowdstar team from Burlingame, California to our new San Francisco headquarters during the fourth quarter of 2018, and the loss of key Crowdstar employees could affect revenue derived from Covet Fashion and Design Home.

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

International sales represented approximately 23.4% and 24.3% of our revenue during the six months ended June 30, 2019 and 2018, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

●our ability to develop games that appeal to the tastes and preferences of consumers in international markets;
●difficulties developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;
●multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;
●our ability to develop, customize and localize games that appeal to the tastes and preferences of consumers in international markets;
●competition from local game developers that have significant market share in certain foreign markets and a better understanding of local consumer preferences;

●potential violations of the Foreign Corrupt Practices Act and local laws prohibiting improper payments to government officials or representatives of commercial partners;
●regulations that could potentially affect the content of our products and their distribution, such as in China where multiple governmental bodies must review and approve of any gaming application before it may be published;
●foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;
●potential adverse foreign tax consequences, since due to our international operations, we must pay income tax in numerous foreign jurisdictions with complex and evolving tax laws;
●political, economic and social instability in some regions of the world;
●restrictions on the export or import of technology;
●trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and
●difficulties in enforcing intellectual property rights in certain countries.

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.

We may also liquidate or cease operating some of our foreign subsidiaries in the future which may raise additional risks. For example, we are in the process of winding down and liquidating one of our subsidiaries in China. These liquidation efforts will require us to obtain approvals from various government agencies in China, which could impose taxes and penalties upon us related to such liquidations.

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

Our future success is substantially dependent upon the continued growth of the mobile gaming market.  The mobile gaming market has experienced significant revenue growth during the last several years despite an overall flattening of downloads of games on the appstores. The mobile gaming industry may not continue to grow at historical rates which could negatively impact our business. In addition, new and emerging technologies could make the mobile devices on which our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms.

Changes to digital platforms’ rules relating to “loot boxes,” or the potential adoption of regulations or legislation impacting loot boxes, could require us to make changes to some of our games’ economies or design, which could negatively impact the monetization of these games and harm our revenues.

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within the loot box to customers prior to purchase, and Google similarly updated its terms of service in May 2019. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise, WWE Universe, and Kim Kardashian Hollywood, and we intend to use loot boxes in our upcoming Disney Sorcerer’s Arena title. We have updated our applicable games to comply with Apple’s and Google’s rules relating to loot boxes and do not believe that this has had a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple or Google changes its terms of service to include more onerous requirements or if Apple or Google were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenues generated from these games to decline.  In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under its respective laws. While neither of these bodies reviewed any of our games, we may be required to modify the implementation of loot boxes to continue utilizing loot boxes in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, the FTC recently held a public workshop to examine consumer protection issues related to loot boxes, and various other jurisdictions, including Australia, the United Kingdom, and the states of Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Furthermore, in May 2019, U.S. Senator Josh Hawley introduced a bill to the Senate that would prohibit loot boxes and pay-to-win microtransactions in “minor oriented” games. To the extent that a federal law, the FTC or other jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenues.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. In addition, there have been recent calls from the President of the United States and other U.S. government officials to examine violence in video games in light of the mass shootings in El Paso and Dayton. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games, for example to comply with labeling requirements for our free-to-play games. Additionally, if the FTC or any other significant regulatory body issues rules significantly restricting or even prohibiting in-app purchases or any other key aspect of our business, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games, along with regulations that may require us to obtain approval from certain government agencies in China, including the Ministry of Culture and General Administration of Press and Publication, in order to continue to publish any of our games in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

Virtual goods in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual goods, such as virtual currency for our Tap Sports Baseball games, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual goods or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could reduce our revenues by, among other things:

●	decreasing revenue from authorized transactions;
●	creating downward pressure on the prices we charge players for our virtual currency;
●	increasing chargebacks from unauthorized credit card transactions;
●	causing us to lose revenue from dissatisfied players who stop playing a particular game;
●	increasing costs we incur to develop technological measures to curtail unauthorized transactions;
●	resulting in negative publicity or harm our reputation with players and partners; and
●	increasing customer support costs to respond to dissatisfied players.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only thirteen issued U.S. patents and eight U.S. patent applications currently outstanding, including two that we inherited through acquisitions, so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on two of the issued U.S. patents.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

●our board of directors is classified into three classes of directors with staggered three-year terms;
●only our chairman of the board, our lead independent director, our Chief Executive Officer, our president or a majority of our board of directors is authorized to call a special meeting of stockholders;
●our stockholders are able to take action only at a meeting of stockholders and not by written consent;
●only our board of directors and not our stockholders is able to fill vacancies on our board of directors;
●our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and
●advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before a meeting of stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are incorporated by reference into this Item 6.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	Amended & Restated 2007 Equity Incentive Plan, as amended and restated through June 6, 2019.					X
10.02	Second Amendment to Standard Office Lease, dated as of June 20, 2019, by and between Howard Street Associates, LLC and Glu Mobile Inc.					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a14(a)/15d14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a14(a)/15d14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a14(b).					X

101.INS	Inline XBRL Report Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 is formatted in Inline XBRL.					X

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

GLU MOBILE INC.
Date: August 8, 2019	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)