Form 10-Q
period 2019-09-30
GLU MOBILE INC
filed 2019-11-08
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Shares of Glu Mobile Inc. common stock outstanding as of November 1, 2019: 145,785,951

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$102,445	$97,834
Accounts receivable, net	44,797	27,325
Prepaid royalties	14,064	8,520
Deferred royalties	5,477	4,410
Deferred platform commission fees	30,585	25,862
Restricted cash	—	110
Prepaid expenses and other assets	6,331	6,940
Total current assets	203,699	171,001
Property and equipment, net	13,292	13,888
Operating lease right of use assets	36,311	—
Long-term prepaid royalties	28,492	1,667
Other long-term assets	4,297	2,505
Intangible assets, net	5,797	9,145
Goodwill	116,227	116,227
Total assets	$408,115	$314,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,382	$10,480
Accrued liabilities	859	1,384
Accrued compensation	7,677	17,896
Accrued royalties	21,024	14,139
Accrued restructuring	—	294
Short-term operating lease liabilities	3,672	—
Deferred revenue	102,116	85,736
Total current liabilities	154,730	129,929
Long-term accrued royalties	28,488	1,649
Long-term operating lease liabilities	38,210	—
Other long-term liabilities	357	5,542
Total liabilities	221,785	137,120

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at September 30, 2019 and December 31, 2018; 146,739 and 143,870 shares issued and outstanding at September 30, 2019 and December 31, 2018	15	14
Additional paid-in capital	628,709	617,781
Accumulated other comprehensive income	8	1
Accumulated deficit	(442,402)	(440,483)
Total stockholders’ equity	186,330	177,313
Total liabilities and stockholders’ equity	$408,115	$314,433

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$107,077	$99,285	$298,502	$270,921
Cost of revenue:
Platform commissions, royalties and other	36,758	34,384	102,377	95,937
Impairment of prepaid royalties and minimum guarantees	—	—	457	99
Impairment and amortization of intangible assets	1,040	4,167	3,348	7,102
Total cost of revenue	37,798	38,551	106,182	103,138
Gross profit	69,279	60,734	192,320	167,783
Operating expenses:
Research and development	22,968	23,839	69,250	69,381
Sales and marketing	46,140	28,874	109,285	85,425
General and administrative	5,879	8,095	17,465	23,593
Restructuring charge	—	160	—	240
Total operating expenses	74,987	60,968	196,000	178,639
Loss from operations	(5,708)	(234)	(3,680)	(10,856)
Interest and other income/(expense), net	271	96	1,591	(521)
Loss before income taxes	(5,437)	(138)	(2,089)	(11,377)
Income tax benefit/(provision)	348	(118)	170	(500)
Net loss	$(5,089)	$(256)	$(1,919)	$(11,877)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)	$(0.01)	$(0.08)

Weighted average common shares outstanding - basic and diluted	146,210	142,378	145,381	140,685

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(5,089)	$(256)	$(1,919)	$(11,877)
Other comprehensive income/(loss):
Foreign currency translation adjustments	22	(16)	7	5
Other comprehensive income/(loss)	22	(16)	7	5
Comprehensive loss	$(5,067)	$(272)	$(1,912)	$(11,872)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common stock and additional paid-in capital:
Beginning balance	$623,667	$603,262	617,795	$589,976
Issuance of common stock upon exercise of stock options	450	2,509	2,232	5,772
Issuance of common stock under Employee Stock Purchase Plan	1,747	1,261	3,412	2,356
Taxes paid related to net share settlement of equity awards	(1,220)	(1,844)	(7,637)	(5,613)
Stock-based compensation expense	4,080	5,879	12,922	17,530
Non-cash warrant expense	-	-	-	1,046
Ending balance	628,724	611,067	628,724	611,067

Accumulated deficit:
Beginning balance	(437,313)	(438,905)	(440,483)	(436,110)
Net loss	(5,089)	(256)	(1,919)	(11,877)
Cumulative effect adjustment from adoption of ASU 2014-09	-	-	-	8,826
Ending balance	(442,402)	(439,161)	(442,402)	(439,161)

Accumulated other comprehensive income/(loss):
Beginning balance	(14)	15	1	(6)
Other comprehensive income/(loss)	22	(16)	7	5
Ending balance	8	(1)	8	(1)

Total stockholders' equity ending balance	$186,330	$171,905	186,330	$171,905

Common stock shares outstanding:
Beginning balance	145,784	141,554	143,870	138,745
Common stock issued	955	1,588	2,869	4,397
Ending balance	146,739	143,142	146,739	143,142

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,919)	$(11,877)
Adjustments to reconcile net loss to net cash generated from operating activities:
Depreciation	3,153	2,887
Impairment and amortization of intangible assets	3,348	7,102
Stock-based compensation	12,922	17,530
Warrant expense	—	1,046
Other non-cash adjustments	214	996
Impairment of prepaid royalties and minimum guarantees	457	99
Non-cash lease expense	2,335	—
Changes in operating assets and liabilities:
Accounts receivable	(17,528)	(3,598)
Prepaid royalties	184	(859)
Deferred royalties	(1,067)	(713)
Deferred platform commission fees	(4,723)	(4,657)
Prepaid expenses and other assets	(1,168)	65
Accounts payable, accrued restructuring, and other accrued liabilities	9,387	(3,047)
Accrued compensation	(10,219)	(7,414)
Accrued royalties	714	380
Deferred revenue	16,380	15,414
Other long-term liabilities	(23)	55
Operating lease liabilities	(2,202)	—
Net cash generated from operating activities	10,245	13,409

Cash flows from investing activities:
Purchase of property and equipment	(3,445)	(1,912)
Proceeds from divestiture of Moscow studio	—	2,726
Other investing activities	(155)	—
Net cash (used in)/generated from investing activities	(3,600)	814

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	5,644	8,128
Taxes paid related to net share settlement of equity awards	(7,637)	(5,613)
Net cash (used in)/generated from financing activities	(1,993)	2,515

Effect of exchange rate changes on cash	(151)	(213)
Net increase in cash, cash equivalents and restricted cash	4,501	16,525
Cash, cash equivalents and restricted cash at beginning of period	97,944	64,366
Cash, cash equivalents and restricted cash at end of period	$102,445	$80,891

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2019 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated balance sheet presented as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, and the unaudited condensed consolidated balance sheet presented as of September 30, 2019 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not materially affect revenue, operating loss, net loss, cash flows, total assets, total liabilities or stockholders’ equity.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Apple	54.9%	53.9%	53.5%	55.4%
Google	33.2%	31.7%	34.0%	30.4%

At September 30, 2019, Apple Inc. (“Apple”), Google Inc. (“Google”), and Tapjoy Inc. (“Tapjoy”) accounted for 65.5%, 18.9%, and 11.3% of total accounts receivable. At December 31, 2018, Apple, Google, and Tapjoy accounted for 40.8%, 30.3%, and 21.1%, respectively, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(5,089)	$(256)	$(1,919)	$(11,877)
Shares used to compute net loss per share:
Weighted average common shares outstanding	146,210	142,378	145,381	140,685
Weighted average shares used to compute basic and diluted net loss per share	146,210	142,378	145,381	140,685
Net loss per share - basic and diluted	$(0.03)	$(0.00)	(0.01)	(0.08)

The following equity awards outstanding at the end of each period presented have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2019	2018
Warrants to purchase common stock	1,600	3,267
Options to purchase common stock	17,059	17,714
Restricted stock units ("RSUs")	2,469	3,415
Performance stock options ("PSOs")	3,339	—
Employee stock purchase plan ("ESPP")	450	283
	24,917	24,679

Note 3 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Micro-Transactions (over-time revenue recognition)	$93,898	$85,062	$260,101	$234,066
Advertisements and offers (point-in-time revenue recognition)	13,168	14,192	38,362	36,572
Other (point-in-time revenue recognition)	11	31	39	283
Total Revenue	$107,077	$99,285	$298,502	$270,921

The Company reports as a single segment – mobile games. In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition.

Micro-Transactions

The Company distributes its games for smartphones and tablets to the end customer through Digital Storefronts. Within these Digital Storefronts, users can download the Company’s free-to-play games and pay to acquire virtual currency which can be redeemed in the games for virtual goods. The initial download of the mobile game from the Digital Storefront does not create a contract under Accounting Standard Codification 606, Revenue from Contracts with Customers (“ASC 606”) because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion of creating a contract under ASC 606. The Company has identified the following performance obligations in these contracts:

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

Other

Other revenue was immaterial for the three and nine months ended September 30, 2019 and September 30, 2018.

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
Receivables, which are included in accounts receivable, net	$44,797	$27,325
Contract assets	-	-
Contract liabilities, which are included in deferred revenue	$102,116	$85,736

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract asset relates to the Company’s right to consideration for its completed performance under the contract. At

September 30, 2019 and December 31, 2018, there were no contract assets recorded in the Company’s consolidated balance sheet. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as the Company performs under the contract. The Company had $85,736 in deferred revenue as of December 31, 2018, of which $1,124 and $85,736 was recognized as revenue in the three and nine months ended September 30, 2019, respectively. The Company had $67,788 in deferred revenue as of December 31, 2017, of which $860 and $67,788, respectively, was recognized as revenue in the three and nine months ended September 30, 2018.

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

The Company’s financial assets as of September 30, 2019 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	September 30, 2019
Financial Assets
Cash and cash equivalents	$102,445	$—	$—	$102,445
Other investments	—	—	1,565	1,565
Total financial assets	$102,445	$—	$1,565	$104,010

The Company’s financial assets as of December 31, 2018 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2018
Financial Assets
Cash and cash equivalents	$97,834	$—	$—	$97,834
Restricted cash	110	—	—	110
Other investments	—	—	1,410	1,410
Total financial assets	$97,944	$—	$1,410	$99,354

The Company’s cash and cash equivalents, which were held in operating bank and money market accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as the Company purchased these investments in fiscal 2017 and there has been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at September 30, 2019 and December 31, 2018.

Note 5 — Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	Nine Months Ended
	September 30,
	2019	2018
Cash and cash equivalents at beginning of period	$97,834	$63,764
Restricted cash at beginning of the period	110	602
Cash, cash equivalents and restricted cash at beginning of period	$97,944	$64,366
Cash and cash equivalents at end of period	102,445	80,781
Restricted cash at end of the period	—	110
Cash, cash equivalents and restricted cash at end of period	$102,445	$80,891

Note 6 — Balance Sheet Components

Accounts Receivable, net

	September 30,	December 31,
	2019	2018
Accounts receivable	$44,797	$27,325
Less: Allowance for doubtful accounts	—	—
	$44,797	$27,325

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no bad debts during the three and nine months ended September 30, 2019 and 2018.

Note 7 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets at September 30, 2019 and December 31, 2018 were as follows:

		September 30, 2019			December 31, 2018
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value	Expense	Value	Value	Expense	Value
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$21,117	$(15,320)	$5,797	$21,117	$(12,203)	$8,914
Customer contracts and related relationships	5 yrs	700	(700)	—	700	(648)	52
Trademarks	7 yrs	5,000	(5,000)	—	5,000	(4,821)	179
		$26,817	$(21,020)	$5,797	$26,817	$(17,672)	$9,145

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue.

During the three months ended September 30, 2019 and 2018, the Company recorded amortization and impairment expense in the amounts of $1,040 and $4,167, respectively, in cost of revenue. During the nine months ended September

30, 2019 and 2018, the Company recorded amortization and impairment expense in the amounts of $3,348 and $7,102, respectively, in cost of revenue.

During the three and nine months ended September 30, 2018, the Company decided not to proceed with further development of a certain game and recorded an impairment charge of $2,700 for the related in-process research and development (“IPR&D) in Impairment and amortization of intangible assets expense in its consolidated statement of operations.

As of September 30, 2019, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2019 (remaining 3 months)	$1,039
2020	3,258
2021	1,500
Total intangible assets	$5,797

Goodwill

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

 During the three months ended September 30, 2019, the Company performed a Step 0 qualitative assessment and concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying value, and, as a result, did not proceed to further impairment testing. Accordingly, the Company did not recognize an impairment of goodwill in the three and nine months ended September 30, 2019. The Company had $116,227 in goodwill as of September 30, 2019 and December 31, 2018. There was no change in this account balance during the nine months ended September 30, 2019.

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

The Company currently leases real estate space under non-cancelable operating lease agreements for its corporate headquarters in San Francisco, California and its operations in Toronto, Canada, Hyderabad, India, Foster City, California, San Mateo, California and Burlingame, California. Additionally, the Company leases office space in Long Beach, California which it has sub-leased as it no longer has business operations in that location. These operating leases have remaining lease terms ranging from 5 months to 8.17 years, some of which include the option to extend the lease, with the longest extension option being 6 years.

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

The Company does not include any of its renewal options when calculating its lease liability as the Company is not reasonably certain whether it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 7.74 years for the nine months ended September 30, 2019. The weighted-average discount rate was 6.7% for the nine months ended September 30, 2019. Rent expense for the three months ended September 30, 2019 and 2018 was $1,599 and $1,439, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $3,603 and $4,328, respectively.

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

The future minimum lease payments to be paid under noncancelable leases in effect at September 30, 2019, are as follows:

Operating
Year Ending December 31,	Leases
2019 (remaining 3 months)	$1,701
2020	4,586
2021	6,995
2022	6,924
2023	6,964
Thereafter	27,666
Total lease payments	$54,836
Less: imputed interest	(12,954)
Total	$41,882

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
$44,845

Supplemental information related to the Company’s leases for the nine months ended September 30, 2019 is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,264

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$7,511	$11,231

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

At September 30, 2019, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Commitments
2019 (remaining 3 months)	$226
2020	11,450
2021	10,150
2022	6,150
2023 and thereafter	12,300
$40,276

The amounts included in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Licensor commitments include $40,276 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of expected recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

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

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types and, accordingly, has recorded no liabilities for these provisions as of September 30, 2019 and December 31, 2018.

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

Note 10 — Stockholders’ Equity

Warrants to Purchase Common Stock

As of September 30, 2019 and December 31, 2018, 1,600 warrants issued to celebrity licensors and entities affiliated with one of the celebrity licensors were outstanding. These warrants have a weighted average exercise price of $4.61 per share and an average contractual term of 5.44 years.

No expenses with respect to these warrants were recognized during the three months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018, the Company recognized expenses with respect to these warrants of $0 and $1,046 respectively.

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

In April 2019, the Company’s Board of Directors approved, and in June 2019, the Company’s stockholders approved, the fifth Amended and Restated 2007 Equity Incentive Plan (the “Fifth Amended 2007 Plan”). The Fifth Amended 2007 Plan included an increase of 4,600 shares in the aggregate number of shares of common stock authorized for issuance under the plan.

Performance-based Equity Awards

The Company awards PSOs and/or performance-based stock units (“PSUs”) to its executives and certain of its employees. These performance-based awards are subject to the achievement of specified performance goals. They become eligible to vest only if the applicable performance goals are achieved and will vest only if the grantee remains employed with the Company through each applicable vesting date. The number of shares that may vest depend on the extent to which the Company achieves the specified performance goals. The fair value of these awards is estimated on the date of grant. The PSOs have a contractual term of 10 years. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized expense is reversed. The expected cost is based on the awards that are probable to vest and is recognized over the service period.

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

RSU Activity

A summary of the Company’s RSU activity for the nine months ended September 30, 2019 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2018	3,021	$3.01
Granted	1,014	$8.45
Vested	(1,367)	$3.35
Forfeited	(199)	$3.63
Awarded and unvested, September 30, 2019	2,469	$5.00	1.12	$12,320

PSU Activity

A summary of the Company’s PSU activity for the nine months ended September 30, 2019 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2018	3,530	$5.45
Granted	327	$9.16
Vested	(700)	$4.59
Forfeited	(185)	$6.02
Awarded and unvested, September 30, 2019	2,972	$6.03	1.13	$14,829

PSUs expected to vest at September 30, 2019	269	$3.61	0.38	$1,342

PSO Activity

A summary of the Company’s PSO activity for the nine months ended September 30, 2019 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
Balance as of December 31, 2018	6,756	$4.51
Exercised	(173)	$3.59
Balance as of September 30, 2019	6,583	$4.54	8.40	$6,110

PSOs expected to vest at September 30, 2019	399	$3.60	8.10	$554
PSO exercisable at September 30, 2019	3,339	$3.60	8.05	$4,649

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2018	18,491	$3.39
Options granted	538	8.74
Options canceled	(1,024)	4.76
Options exercised	(946)	2.89
Balances at September 30, 2019	17,059	$3.50	7.33	$29,927

Options exercisable at September 30, 2019	9,230	$3.02	6.77	$18,910

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The Nasdaq Global Select Market of $4.99 per share as of September 30, 2019 (the last trading day in the quarter). Cash proceeds, net of taxes, from option exercises were $984 during the nine months ended September 30, 2019. Cash proceeds, net of taxes, from option exercises were $4,424 during the nine months ended September 30, 2018.

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

Under Accounting Standard Codification 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables:

Performance Stock Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	—%	—%	—%	2.36%
Expected volatility	—%	—%	—%	62.6%
Expected term (years)	—	—	—	5.97

Stock Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	—%	2.78%	2.15%	2.50%
Expected volatility	—%	56.4%	56.1%	58.4%
Expected term (years)	—	4.00	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company had not granted such awards prior to October 2017. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility. The weighted-average fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $3.94 and $1.97 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the unaudited condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$2,494	$3,062	$7,568	$8,989
Sales and marketing	293	660	1,174	1,922
General and administrative	1,293	2,157	4,180	6,619
Total stock-based compensation expense	$4,080	$5,879	$12,922	$17,530

During the nine months ended September 30, 2019, the change in stock-based compensation expense included a reversal of previously accrued expense of $2,455 due to a decrease in the vesting probability of certain performance-based equity awards. During the three months ended September 30, 2019, the change in stock-based compensation expense due to the change in the vesting probability of certain performance-based equity awards was immaterial.

The following table summarizes total compensation expense related to unvested awards not yet recognized as of September 30, 2019:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$12,876
RSUs	10,460
PSUs (1)	327
PSOs (1)	291
Total unrecognized compensation expense	$23,954

(1)	The unrecognized compensation for PSOs and PSUs vesting in FY2021 and FY2022 is excluded in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 2.04 years and 2.08 years, respectively. The unrecognized compensation expense related to PSOs and PSUs will be recognized over a weighted average period of 0.38 years.

Note 12 – Income Taxes

The Company recorded an income tax benefit of $348 and $170 for the three and nine months ended September 30, 2019, respectively, and an income tax expense of $118 and $500 for the three and nine months ended September 30, 2018, respectively. The change in income tax provision was due to changes in pre-tax income (loss) in the United States and certain foreign entities and changes in foreign withholding taxes. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”). As of September 30, 2019 and December 31, 2018, the total amount of unrecognized tax benefits was $23,663 and $20,718, respectively. As of September 30, 2019 and December 31, 2018, approximately $165 and $171, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The remaining balance, if recognized, would adjust the Company’s deferred tax assets, which are subject to valuation allowance.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The expense related to interest on uncertain tax positions was immaterial during the three months and nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, the Company had a liability of $166 and $150, respectively, related to interest and penalties for uncertain tax positions.

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

Accordingly, the Company reports as a single reportable segment—mobile games. In the case of Digital Storefronts, revenue is attributed to the geographic location where the end-user makes the purchase. The Company generates its revenue in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States of America	$84,320	$77,276	$231,023	$207,207
Americas, excluding the United States	6,386	5,881	18,583	15,824
EMEA	11,401	10,412	33,831	30,616
APAC	4,970	5,716	15,065	17,274
	$107,077	$99,285	$298,502	$270,921

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2019	2018
United States of America	$12,323	$12,653
Rest of the World	969	1,235
	$13,292	$13,888

Note 14 — Restructuring

No restructuring charges related to employee and lease termination costs were recorded during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recorded $160 and $240 of restructuring charges related to lease termination costs in the Company’s Long Beach, California office.

	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Total
Balance as of January 1, 2018	$143	$616	$759
Charges to operations	160	80	240
Charges settled in cash	(303)	(402)	(705)
Balance as of December 31, 2018	$-	$294	$294
Non-cash adjustments (1)	-	(294)	(294)
Balance as of September 30, 2019	$-	$-	$-

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and nine months ended September 30, 2019, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for the three months ended September 30, 2019 was $107.1 million, a 7.8% increase compared to the three months ended September 30, 2018, in which we reported revenue of $99.3 million. Revenue for the nine months ended September 30, 2019 was $298.5 million, a 10.2% increase compared to the nine months ended September 30, 2018, in which we reported revenue of $270.9 million. These increases were primarily related to an increase in revenue from growth games such as Design Home, Covet Fashion and the Tap Sports Baseball franchise and revenue from Diner DASH Adventures, which we globally launched in June 2019. These increases were partially offset by declining revenue on a year over year basis from catalog titles such as Kim Kardashian: Hollywood, Cooking Dash, Restaurant Dash with Gordon Ramsay, Deer Hunter 2018 (originally launched as Deer Hunter 2016) and Racing Rivals.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 60.6% and 62.3% of our total revenue for the three months ended September 30, 2019 and 2018, respectively, and 60.3% and 63.6% for the nine months ended September 30, 2019 and 2018, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 54.9% and 53.9% of our total revenue for the three months ended September 30, 2019 and 2018, respectively, and 53.5% and 55.4% for the nine months ended September 30, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 39.3% and 37.5% of our total revenue for the three months ended September 30, 2019 and 2018, respectively, and 39.6% and 36.0% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 33.2% and 31.7%, of our total revenue for the three months ended September 30, 2019 and 2018, respectively, and 34.0% and 30.4% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership position in the lifestyle genre through our acquisition of Crowdstar Inc. (“Crowdstar”) in November 2016 and its successful Covet Fashion title, and extended our leadership with our release of Design Home in November 2016. We have introduced key updates for Design Home in 2018 and the first nine months of 2019, including elite events for elder players, improved series challenges, language localization in German, French and Spanish, and meta game functionality, and are planning key further updates for this title, including the introduction of e-commerce functionality. The casual genre includes our Kim Kardashian: Hollywood title and our Cooking Dash and Diner DASH franchises, and our leadership position in this genre was bolstered by our worldwide launch of Diner DASH Adventures in June 2019. The mid-core genre will include our Disney Sorcerer’s Arena title that is currently available in limited beta territories and which we expect to launch worldwide in the first quarter of 2020. Our leadership in the sports and outdoors category remains strong with our Tap Sports Baseball and Deer Hunter franchises, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2019 in March 2019, which includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association. We expect to add to our portfolio of sports and outdoor titles through the next iteration of our Deer Hunter franchise in 2020.

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

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention as part of our product strategy, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding deep meta game features and additional social features, tournaments and events, offering subscriptions for in game virtual items or otherwise. Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.  Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with brands, celebrities and social influencers that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses with our most successful partners requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

Across the globe, our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength of our Design Home, Covet Fashion and Kim Kardashian: Hollywood titles and the year over year growth of our Tap Sports Baseball franchise. We plan to continue to regularly update and otherwise support our growth games in order to ensure that those games monetize and retain users for even longer periods of time. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth games.

Our net loss in the three months ended September 30, 2019 was $5.1 million versus a net loss of $256,000 in the three months ended September 30, 2018. This change was primarily due to an increase in sales and marketing expenses of $17.3 million partially offset by increase in revenue of $7.8 million and a decrease in general and administrative expenses, research and development expenses and cost of revenue of $2.2 million, $871,000 and $753,000, respectively. See “—Results of Operations—Comparison of the Three Months Ended September 30, 2019 and 2018” below for further details.

Our net loss in the nine months ended September 30, 2019 was $1.9 million versus a net loss of $11.9 million in the nine months ended September 30, 2018. This change was primarily due to an increase in revenue of $27.6 million, a $6.1 million decrease in general and administrative expenses and an increase in interest and other income of $2.1 million. These were partially offset by an increase in sales and marketing expenses and cost of revenue of $23.9 million and $3.0 million, respectively. See “—Results of Operations—Comparison of the Nine Months Ended September 30, 2019 and 2018” below for further details.

Our ability to achieve, sustain and increase profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We increased our sales and marketing expenditures during the first nine months of 2019 compared to the first nine months of 2018. This increase largely related to higher marketing spend for our growth games and higher user acquisition expenditures related to the global launches of Diner DASH Adventures and WWE Universe partially offset by lower marketing expense for some of our catalog titles. Our increased sales and marketing expenses may impair our ability to achieve and sustain profitability if this spending does not result in increased revenues. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. In the remainder of 2019, we intend to focus on reducing our operating costs to be more efficient. These efforts may be partially offset by our plans to continue hiring additional development personnel in the San Francisco Bay Area and in Hyderabad, India.

Cash, cash equivalents and restricted cash at September 30, 2019 totaled $102.4 million, an increase of $4.5 million from the $97.9 million balance at December 31, 2018. This increase was primarily related to $10.2 million of cash generated from operating activities, $3.6 million of cash used in investing activities and $2.0 million of cash used in financing activities.

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

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 13), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data using a fixed decay rate in light of the behavior of similar titles for which we had complete data.

As of January 1, 2019, we began calculating DAU and MAU using the average of each month during the period rather than our historical practice of calculating these metrics based on the last month of the period. For example, DAU for the three months ended September 30, 2019 is calculated as an average of aggregate daily DAU for the months of July 2019, August 2019 and September 2019 calculated for all active smartphone free-to-play titles during those months across the distribution platforms for which we calculate the metric. We adopted this new methodology because we believe that it provides a more accurate representation of overall DAU and MAU for the applicable period and more closely aligns with the methodology used by other companies in the gaming industry to calculate similar metrics.

	Metrics calculated using the new methodology
	Three Months Ended
	2019			2018
	September 30	June 30	March 31	September 30	June 30	March 31
Aggregate DAU	3,288	3,230	3,150	3,630	3,716	3,659
Aggregate MAU	18,675	19,065	19,118	22,048	23,166	25,181
Aggregate ARPDAU	$0.35	$0.33	$0.34	$0.30	$0.27	$0.25

	Metrics calculated using the old methodology
	Three Months Ended
	2019			2018
	September 30	June 30	March 31	September 30	June 30	March 31
Aggregate DAU	3,112	3,267	3,016	3,408	3,627	3,585
Aggregate MAU	16,373	19,819	18,620	19,415	22,817	24,787
Aggregate ARPDAU	$0.37	$0.32	$0.35	$0.32	$0.27	$0.25

The decrease in aggregate DAU and MAU for the three months ended September 30, 2019 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of catalog games partially offset by an increase in aggregate DAU and MAU attributable to our new title launches in 2019, primarily Diner DASH Adventures, as well as higher downloads of our growth games.

Our aggregate ARPDAU increased for the three months ended September 30, 2019 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,
	2019	2018
Revenue by Type	(In thousands)
Micro-Transactions	$93,898	$85,062
Advertisements and offers	13,168	14,192
Other	11	31
Total revenue	$107,077	$99,285

Our revenue increased $7.8 million, or 7.8%, from $99.3 million for the three months ended September 30, 2018 to $107.1 million for the three months ended September 30, 2019, which was primarily comprised of a $8.8 million increase in our revenue from micro-transactions (in-app purchases), partially offset by a decrease of $1.0 million in our revenue from advertisements and offers. The increase in revenue from micro-transactions was primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, as well as the launch of new titles WWE Universe and Diner DASH Adventures in 2019. Revenue from these growth games increased by $7.8 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Revenue from the new titles launched in 2019 was $9.8 million during the three months ended September 30, 2019. These increases were partially offset by an $8.3 million aggregate decline in revenue from catalog titles such as Kim Kardashian: Hollywood, Cooking Dash, Restaurant Dash with Gordon Ramsay, Racing Rivals, and Deer Hunter 2018. The decrease in revenue from advertisements and offers was primarily due to the removal of pay-per-engagement offer wall advertisement units from Apple beginning in the first quarter of 2019.

During the three months ended September 30, 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, were our top three revenue-generating games and comprised 40.0%, 23.3% and 14.7%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter. During the three months ended September 30, 2018,  Design Home, the Tap Sports Baseball franchise, and Covet Fashion, were our top three revenue-generating games and comprised 39.3%, 23.7% and 13.4%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the quarter.

International revenue (defined as revenue generated from distributors, advertising service providers and carriers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $748,000 from $22.0 million in the three months ended September 30, 2018 to $22.8 million in the three months ended September 30, 2019.

Cost of Revenue

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$36,758	$34,384
Amortization and impairment of intangible assets	1,040	4,167
Total cost of revenue	$37,798	$38,551
Revenue	$107,077	$99,285
Gross margin	64.7%	61.2%

Our cost of revenue decreased $753,000, or 2.0%, from $38.6 million in the three months ended September 30, 2018 to $37.8 million in the three months ended September 30, 2019. This was primarily due to a decrease of $3.1 million in the amortization and impairment of intangible assets mainly related to impairment of certain game related in-process research and development in the three months ended September 30, 2018. This decrease was partially offset by an increase of $2.5 million in platform commission fees resulting from a higher volume of revenue transactions through the digital storefronts.

The royalties we paid to licensors decreased by $498,000, or 7.0%, from $7.1 million in the three months ended September 30, 2018 to $6.6 million in the three months ended September 30, 2019. The decrease was due to a larger percentage of our revenue being attributable to original intellectual property titles that are not royalty burdened, such as Design Home and Covet Fashion.

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Research and development expenses	$22,968	$23,839
Percentage of revenue	21.4%	24.0%

Our research and development expenses decreased $871,000, or 3.7%, from $23.8 million in the three months ended September 30, 2018 to $23.0 million in the three months ended September 30, 2019. This was primarily attributable to a research and development tax credit of $858,000 related to one of the foreign jurisdictions in which we do business, a $698,000 decrease in outside services primarily related to lower external development costs and a decrease in stock based compensation expense of $568,000 mainly related to the decrease in vesting probability of certain performance-based equity awards. These decreases were partially offset by a net increase in payroll related costs of $503,000 mainly due to the increase in headcount and certain employee benefit costs offset by lower variable compensation expense and a $751,000 increase in allocated charges for equipment, facilities and depreciation. As a percentage of revenue, research and development expenses decreased from 24.0% in the three months ended September 30, 2018 to 21.4% in the three months ended September 30, 2019. We expect our research and development expenditures to slightly increase in the fourth quarter of 2019, primarily due to expected increases in headcount and higher stock based compensation expense.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Sales and marketing expenses	$46,140	$28,874
Percentage of revenue	43.1%	29.1%

Our sales and marketing expenses increased $17.3 million, or 59.8%, from $28.9 million in the three months ended September 30, 2018 to $46.1 million in the three months ended September 30, 2019. This was primarily attributable to a $18.5 million increase in user acquisition and other marketing expenditures primarily related to a significant investment in user acquisition for Diner DASH Adventures following its global launch in June 2019, as well as increased marketing expenditures for Design Home and Covet Fashion and Disney Sorcerers Arena during its beta testing, partially offset by $2.4 million of lower user acquisition expenditures on our catalog titles, a $639,000 increase in payroll related costs mainly due to the increase in headcount and certain employee benefit costs offset by lower variable compensation expense and a $609,000 increase in professional and consulting costs. We expect our sales and marketing expenses to decrease in the fourth quarter of 2019, primarily due to our intention to reduce marketing expenditures in light of expected higher user acquisition costs during the holiday season. As a percentage of revenue, sales and marketing expenses increased from 29.1% in the three months ended September 30, 2018 to 43.1% in the three months ended September 30, 2019.

General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018
	(In thousands)
General and administrative expenses	$5,879	$8,095
Percentage of revenue	5.5%	8.2%

Our general and administrative expenses decreased by $2.2 million, or 27.4%, from $8.1 million in the three months ended September 30, 2018 to $5.9 million in the three months ended September 30, 2019. This was primarily attributable to a $561,000 decrease in allocated charges for equipment, facilities and depreciation, a $710,000 decrease in legal expenses due to the settlement of lawsuits, a $864,000 decrease in stock based compensation expense mainly related to the decrease in vesting probability of certain performance-based equity awards and a $590,000 decrease in professional and consulting costs. As a percentage of revenue, general and administrative expenses decreased from 8.2% in the three months ended September 30, 2018 to 5.5% in the three months ended September 30, 2019. We expect our general and administrative expenses to increase in the fourth quarter of 2019, primarily due to higher stock based compensation expense and certain facilities related expenses.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, increased from net income of $96,000 in the three months ended September 30, 2018 to net income of $271,000 in the three months ended September 30, 2019. This was primarily attributable to higher interest income earned on money market funds offset by higher foreign currency losses related to the revaluation of certain account balances during the three months ended September 30, 2019.

Income Tax Benefit/(Provision)

Our income tax benefit/(provision) changed from an income tax provision of $118,000 in the three months ended September 30, 2018 to an income tax benefit of $348,000 in the three months ended September 30, 2019. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation, changes in pre-tax income in certain foreign entities, and changes in foreign withholding taxes. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and changes in foreign withholding taxes.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,
	2019	2018
Revenue by Type	(In thousands)
Micro-Transactions	$260,101	$234,066
Advertisements and Offers	38,362	36,572
Other	39	283
Total revenue	$298,502	$270,921

Our revenue increased $27.6 million, or 10.2%, from $270.9 million for the nine months ended September 30, 2018 to $298.5 million for the nine months ended September 30, 2019, which was primarily comprised of a $26.0 million increase in our revenue from micro-transactions (in-app purchases) and a $1.8 million increase in advertisements and offers revenues. The increase in revenue was primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, as well as the launch of Diner DASH Adventures and WWE Universe in 2019. Revenue from these growth games increased by $45.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Revenue from the new titles launched in 2019 was $10.9 million during the nine months ended September 30, 2019. These increases were partially offset by a $24.5 million aggregate decline in revenue from catalog titles such as Kim Kardashian: Hollywood, Cooking Dash, Restaurant Dash with Gordon Ramsay, Deer Hunter 2018, Deer Hunter 2014, Racing Rivals, and Kendall & Kylie.

During the nine months ended September 30, 2019, Design Home, the Tap Sports Baseball franchise and Covet Fashion were our top three revenue-generating games and comprised 43.1%, 20.3%  and 15.3%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the period. During the nine months ended September 30, 2018,  Design Home, the Tap Sports Baseball franchise, and Covet Fashion were our top three revenue-generating games and comprised 38.5%, 18.7% and 12.8%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the period.

International revenue increased by $3.8 million, from $63.7 million in the nine months ended September 30, 2018 to $67.5 million in the nine months ended September 30, 2019. This increase was primarily due to increases in revenue from growth games and new title launches discussed above.

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$102,377	$95,937
Impairment of prepaid royalties and minimum guarantees	457	99
Amortization and impairment of intangible assets	3,348	7,102
Total cost of revenue	$106,182	$103,138
Revenue	$298,502	$270,921
Gross margin	64.4%	61.9%

Our cost of revenue increased $3.0 million, or 3.0%, from $103.1 million in the nine months ended September 30, 2018 to $106.2 million in the nine months ended September 30, 2019. This increase was primarily due to an increase of $7.4 million in platform commission fees due to a higher volume of revenue transactions through the digital storefronts and a $358,000 increase in impairment of prepaid royalties and minimum guarantees. These increases were partially offset by a $3.8 million decrease in amortization and impairment of intangible assets mainly related to impairment of certain game related in-process research and development in the three months ended September 30, 2018 and a $1.0 million decrease in expense related to warrants issued to certain celebrities.

The royalties we paid to licensors decreased by $143,000, or 0.7%, from $19.2 million in the nine months ended September 30, 2018 to $19.0 million in the nine months ended September 30, 2019. The decrease was due to a larger percentage of our revenue being attributable to original intellectual property titles that are not royalty burdened, such as Design Home and Covet Fashion.

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Research and development expenses	$69,250	$69,381
Percentage of revenue	23.2%	25.6%

Our research and development expenses decreased $131,000, or 0.2%, from $69.4 million in the nine months ended September 30, 2018 to $69.3 million in the nine months ended September 30, 2019. This was primarily attributable to a $2.7 million decrease in outside services primarily related to lower external development costs, a decrease in stock-based compensation expense of $1.4 million mainly related to the decrease in vesting probability of certain performance-based equity awards, a research and development tax credit of $858,000 related to one of the foreign jurisdictions in which we do business, and a $319,000 decrease mainly related to lower professional and consulting costs. These decreases were partially offset by a net increase in payroll related costs of $2.8 million mainly due to the increase in headcount and certain employee benefit costs offset by lower variable compensation expense and a $2.2 million increase in allocated charges for equipment, facilities and depreciation. As a percentage of revenue, research and development expenses decreased from 25.6% in the nine months ended September 30, 2018 to 23.2% in the nine months ended September 30, 2019.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Sales and marketing expenses	$109,285	$85,425
Percentage of revenue	36.6%	31.5%

Our sales and marketing expenses increased $23.9 million, or 27.9%, from $85.4 million in the nine months ended September 30, 2018 to $109.3 million in the nine months ended September 30, 2019. This was primarily attributable to a $29.1 million increase in user acquisition and other marketing expenditures primarily related to a significant investment in user acquisition for Diner DASH Adventures following its global launch in June 2019, as well as increased marketing expenditures for our three growth games, the global launch of WWE Universe in May 2019 and user acquisition for Disney Sorcerers Arena during its beta testing, partially offset by a decrease of $7.2 million in user acquisition expenditures on our catalog titles, an increase of $1.5 million mainly related to higher professional and consulting costs, a $686,000 net increase in payroll related costs mainly due to the increase in headcount and certain employee benefit costs offset by lower variable compensation expense, and a $516,000 increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a decrease of $748,000 in stock based compensation expense mainly related to the decrease in vesting probability of certain performance-based equity awards. As a percentage of revenue, sales and marketing expenses increased from 31.5% in the nine months ended September 30, 2018 to 36.6% in the nine months ended September 30, 2019.

General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
General and administrative expenses	$17,465	$23,593
Percentage of revenue	5.9%	8.7%

Our general and administrative expenses decreased by $6.1 million, or 26.0%, from $23.6 million in the nine months ended September 30, 2018 to $17.5 million in the nine months ended September 30, 2019. This was primarily attributable to a $2.7 million decrease in allocated charges for equipment, facilities and depreciation, a $2.4 million decrease in stock based compensation expense mainly related to the decrease in vesting probability of certain performance-based equity awards, a $1.6 million decrease in professional and consulting costs and a $710,000 decrease in legal expenses due to the settlement of lawsuits. These decreases were partially offset by a net increase of $990,000 in payroll related costs primarily due to the increase in our headcount and certain employee benefit costs offset by a lower variable compensation expense. As a percentage of revenue, general and administrative expenses decreased from 8.7% in the nine months ended September 30, 2018 to 5.9% in the nine months ended September 30, 2019.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net changed from a net expense of $521,000 in the nine months ended September 30, 2018 to net income of $1.6 million in the nine months ended September 30, 2019. This was primarily attributable to interest income of $1.6 million on money market funds earned during the nine months ended September 30, 2019 compared to interest income of $120,000 offset by foreign currency losses of $481,000 and certain transitional expenses of $160,000 during the nine months ended September 30, 2018.

Income Tax Benefit/(Provision)

 Our income tax benefit/(provision) changed from an income tax provision of $500,000 in the nine months ended September 30, 2018 to an income tax benefit of $170,000 in the nine months ended September 30, 2019. This change was primarily due to changes in the jurisdictions included in the anticipated effective tax rate computation, changes in pre-tax income in certain foreign entities, and changes in foreign withholding taxes. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and changes in foreign withholding taxes.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018
Consolidated Statement of Cash Flows Data:	(In thousands)
Cash flows generated from operating activities	$10,245	$13,409
Cash flows (used in)/generated from investing activities	$(3,600)	$814
Cash flows (used in)/generated from financing activities	$(1,993)	$2,515

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. We had an accumulated deficit of $442.4 million as of September 30, 2019.

Operating Activities

In the nine months ended September 30, 2019, net cash generated from operating activities was $10.2 million, which was primarily due to an increase of $16.4 million in deferred revenue, a $9.4 million increase in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors and non-cash adjustments including $12.9 million of stock based compensation expense, $3.3 million of amortization of intangible assets, $3.2 million of depreciation expense and $2.3 million of non-cash lease expense. These increases were partially offset by an increase in accounts receivable of $17.5 million mainly due to the timing of payments from our customers, a decrease in accrued compensation of $10.2 million mainly related to bonus payments in the first quarter of 2019 related to 2018 performance, a $4.7 million increase in deferred platform commission fees, a $2.2 million decrease in lease liabilities and a $1.9 million net loss during the nine months ended September 30, 2019.

In the nine months ended September 30, 2018, net cash generated from operating activities was $13.4 million, which was primarily due to an increase in deferred revenue of $15.4 million mainly attributable to an increase in revenue from titles with longer useful lives, a decrease in adjustments for non-cash items including stock based compensation expense of $17.5 million, amortization and impairment of intangible assets of $7.1 million, depreciation of $2.9 million and warrant expense of $1.0 million. These increases were offset by $11.9 million of net loss, a $7.4 million decrease in accrued compensation, a $3.0 million decrease in accounts payable, other accrued liabilities and accrued restructuring mainly due to the timing of payments to our vendors, a $3.6 million increase in accounts receivable mainly due to the timing of payments from our customers, an $860,000 increase in prepaid royalties and a $4.7 million increase in deferred platform commission fee attributable to higher bookings.

Investing Activities

In the nine months ended September 30, 2019, we used $3.6 million of cash in investing activities primarily related to property and equipment purchases of $3.4 million.

In the nine months ended September 30, 2018, we generated $814,000 of cash from investing activities primarily related to proceeds of $2.7 million from the divestiture of our Moscow studio, partially offset by property and equipment purchases of $1.9 million.

Financing Activities

In the nine months ended September 30, 2019, net cash used in financing activities was $2.0 million which was primarily due to $7.6 million of taxes paid related to net share settlement of equity awards offset by $5.6 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

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

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $102.4 million as of September 30, 2019. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $2.3 million as of September 30, 2019, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, except China, because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

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

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2019:

	Payments Due by Period from September 30, 2019
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations (1), (2)	$54,618	$4,292	$13,986	$14,034	$22,306
Guaranteed royalties (3)	40,276	11,676	16,300	12,300	—
Total contractual obligations (4)	$94,894	$15,968	$30,286	$26,334	$22,306
(1)	We have entered into a sub-lease agreement for one of our U.S. offices. The future obligation amounts are net of the sub-lease payments.
(2)	The amount of tenant improvement allowance expected to be received in January 2020 for one of our office leases is netted off from the future obligations amount.
(3)	We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games and other software applications for mobile devices. These agreements typically require us to make non-refundable, but recoupable payments of minimum guaranteed royalties or license fees as upfront payments or over the term of the agreement.
(4)	We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At September 30, 2019, we had $357,000 of gross unrecognized tax benefits, all of which was included in "Other long-term liabilities" in the consolidated balance sheet.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our market risk profile has not changed significantly during the three months ended September 30, 2019.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2019, substantially all of our cash and cash equivalents of $102.4 million was held in operating bank and money market accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income/(expense), net, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2019, and December 31, 2018, our cash and cash equivalents were maintained by financial institutions in the United States, Canada, China, Hong Kong and India and our current deposits are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At September 30, 2019, Apple, Google, and Tapjoy accounted for 65.5%, 18.9% and 11.3% of total accounts receivable, respectively. At December 31, 2018, Apple accounted for 40.8%, Google, accounted for 30.3% and Tapjoy accounted for 21.1% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2018 and the first nine months of 2019 some of these currencies fluctuated significantly. Our revenue is usually denominated in the functional currency of the carrier or distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and the Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the U.S. Dollar, or USD, could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful growth games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, we experienced delays in the development and commercial release of The Swift Life, and, following global launch, the title did not generate significant revenue and was sunset on February 1, 2019. In 2018, we also decided to delay the worldwide launch dates of WWE Universe and Diner DASH Adventures to May and June of 2019, respectively, in order to give the development teams additional time to work on these titles. In August 2019, we announced that we were delaying the expected worldwide launch date of Disney Sorcerer’s Arena to the first quarter of 2020 for similar reasons. While Diner DASH Adventures has been commercially successful, WWE Universe has performed significantly below our expectations, and it is possible that Disney Sorcerer’s Arena will not generate significant revenue despite the extra development time. Furthermore, our future game launches could also be delayed, or they may not be successful when and if launched, which would likely harm our business, operating results and financial condition.

Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home.  In connection with our product strategy, we have committed significant resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in doing so, such as was the case with our update of Covet Fashion in the first quarter of 2017 or as may be the case with the meta game functionality that we added to Design Home, or our plan to include e-commerce functionality in this game.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline, and if any of our key growth games experience any such unexpected declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.  In addition, our Kim Kardashian: Hollywood game benefitted significantly from awareness of the game through media coverage and social media channels, and such viral success can be difficult to predict or to repeat in the future.  Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

Our efforts to develop new growth games and enhance our existing growth and catalog games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

●	our strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including:
●	competition for downloads not only with other mobile games but also with social media and other non-gaming related applications;
●	limits on the number of mobile applications players are willing to download to and maintain on their devices;
●	poor consumer reviews or other negative publicity;
●	ineffective or insufficient marketing efforts, particularly since we intend to test new user acquisition channels in 2020 which may be ineffective or whose return on investment may not be as directly measurable as our traditional user acquisition campaigns;
●	lack of sufficient social and community features;
●	lack of prominent storefront featuring;
●	failure to reach and maintain Top Free App Store rankings;
●	the relatively large file size of some of our games; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations;
●	the limitations set by Apple, which at most only allow applications that are less than 200 megabytes, to be downloaded over a carrier’s wireless network; as a result, players must download our iOS games that exceed 200 megabytes via a wireless Internet (Wi-Fi) connection.
●	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games; this may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;
●	future games that we release may fail to resonate with consumers and games that incorporate licensed property may not be financially successful due to the minimum guaranteed royalty payments to our licensors;
●	we intend to continue to develop games based upon our own intellectual property, in addition to well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our original intellectual property games;
●	many well-funded public and private companies have released, or plan to release, games in the same genres as our growth games or games incorporating the same licensed brands that we intend to use in our games (e.g., Disney/Pixar), and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;
●	we may have difficulty hiring the experienced monetization, live operations, server technology, data analyst, user experience, game designer, and product management personnel that we require to develop our

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

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), DeNA, Disney, Electronic Arts (EA Mobile), Gameloft, Gamevil, GREE, GungHo Online Entertainment, Netease, Netmarble, Nexon, Nintendo, Rovio, Warner Brothers, and Zynga and many well-funded private companies, including DoubleDown, Epic Games, Firecraft Studios, Jam City, Machine Zone, Miniclip, Niantic, Peak Games, Playrix, Pocket Gems, Scopely, Storm 8/Team Lava, and Supercell.  In addition, hyper-casual games published by companies such as Ketchapp, Lion Studios, Playgendary and Voodoo account for a significant and growing percentage of mobile gaming downloads. We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, Apple recently launched its Apple Arcade subscription service in which users receive access to a curated selection of paid titles on the App Store, and Google has announced both its Stadia cloud gaming service in which users will be able to stream games to various devices as well as a new first-party gaming studio that will be creating exclusive games for Stadia. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.  Given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 4.0 million applications, including more than 900,000 active games, were available on Apple’s U.S. App Store as of October 31, 2019. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with our most recent product launches.  The percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 5%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 5% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch, during special events or following content updates or marketing campaigns.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise improve our games though updates and live operations.  If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We have depended on a small number of growth games for a significant portion of our revenue in recent fiscal periods.  If these games do not continue to grow or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for the nine months ended September 30, 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 78.7% of our revenue during the period, while our top three titles for the nine months ended September 30, 2018,  Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 70.0% of our revenue during the period. We expect our dependency on a small number of games for a majority of our revenue will continue for the foreseeable future. In particular, Design Home has accounted for a successively larger percentage of our revenues since its launch which has increased our reliance on the success of this title. We intend to globally launch at least three new titles in 2020, including Disney Sorcerer’s Arena in the first quarter of 2020, and if one or more of these titles is unsuccessful, as was the case with our launch of WWE Universe in 2019, or if we are unable to grow bookings from Diner DASH Adventures so that it becomes a growth game, it could result in an overall decline in our revenues and cause us to continue to rely primarily on our existing growth games for a significant majority of revenues during 2020 and beyond.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 60.3% of our total revenue for the nine months ended September 30, 2019 compared with 63.6% for the nine months ended September 30, 2018.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 53.5% and 55.4% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 39.6% and 36.0% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 34.0% and 30.4% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon worldwide commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We have incurred significant losses since inception, including a net loss of $13.2 million in 2018 and a net loss of $1.9 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $442.4 million. While we conducted several restructurings and divested our Moscow game development studio during 2017, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing growth games as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth games and our new title launches; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company. We anticipate that the costs of acquiring new players and otherwise marketing our games will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our user acquisition spending for our growth games, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. For example, during the nine months ended September 30, 2019 and the fiscal years ended December 31, 2018 and 2017, we recorded impairments of $0.5 million, $0.7 million and $27.3 million, respectively, related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties. Additionally, we have taken restructuring charges in the past, including $6.0 million during 2017 related to headcount reductions and other restructuring activities and a $2.7 million charge relating to impairment of acquired in process research and development during the third quarter of 2018. Furthermore, given the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue may be challenging. This industry trend has been negatively impacting us, as the number of downloads of sequels to certain of our most successful franchises, including the launch of Deer Hunter 2018 (originally launched as Deer Hunter 2016), and our recent launch of Diner DASH Adventures have downloaded at significantly lower rates as compared to previous new titles, which could negatively impact the success of the next iteration of our Deer Hunter franchise which we expect to globally launch in 2020.

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
●the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in the nine months ended September 30, 2019 and fiscal 2018 and 2017, we impaired $0.5 million, $0.7 million, and $27.3 million, respectively, related to contractual minimum guarantee royalty payments made to certain celebrity licensors and other prepaid royalties, and in future periods we may be required to impair our goodwill due to further declines in our business and/or stock price, or take additional large impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful;
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

During the nine months ended September 30, 2019, we generated 30.2% of our revenue from games that are based on or substantially incorporate third-party intellectual property, such as the Tap Sports Baseball franchise, Kim Kardashian: Hollywood, Restaurant Dash with Gordon Ramsay, and WWE Universe. We expect to continue to derive significant revenue from these titles in 2019, particularly the Tap Sports Baseball franchise, and expect to continue to develop new titles featuring third-party intellectual property, such as Disney Sorcerer’s Arena. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in the nine months ended September 30, 2019 and fiscal 2018 and 2017, we impaired $0.5 million, $0.7 million and $27.3 million, respectively, related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties. As of September 30, 2019, we had remaining prepaid royalty balances totaling $42.6 million.  We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. Our games may contain violence or other content that some consumers may find objectionable, particularly in light of high-profile mass shootings.  For example, many of our shooter games, including our Deer Hunter games, have a 17-and-older rating on the Apple App Store due to its violence. In addition, Google required us to submit two versions of our Blood & Glory and Contract Killer:  Zombies games, one of which did not depict blood.  Despite these ratings and precautions, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless. In addition, our employees or employees of outside developers could include hidden features in our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. Users of our games, particularly games with social messaging features, may utilize these features for illegal purposes or target certain users through these features. If consumers believe that a game we published contains objectionable content or may expose them to nefarious individuals, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects, vulnerabilities or have playability issues, we may receive negative user reviews, our brand may be damaged and our operating results and revenue negatively affected. For example, our attempt to relaunch our Racing Rivals title, which had experienced playability and user interface issues in the past, in the second quarter of 2018 by introducing new features and resetting the economy of the game resulted in the game crashing and not being available to most users for several days. As a result, the daily active users of Racing Rivals and the revenue that we generated from this title significantly decreased from peak levels which contributed to our decision to shut down the game effective as of April 1, 2019. In addition, any issues relating to our games could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

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

Cyber-attacks, security breaches, and computer viruses have occurred on our systems in the past and may occur on our systems in the future. We store sensitive information, including personal information about our employees.  In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Apple, Google, Facebook, Microsoft, and Amazon. Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or any third party data we may possess. In addition, outside parties may attempt to fraudulently induce employees to disclose information in order to gain access to this data. For example, in January 2016 a cyber-attack caused us to take down our user forums for nearly a week and in May 2016, one of our employees fell victim to a spear phishing attack in which the employee uploaded sensitive employee information to a third party website. Although these incidents did not result in a material loss of revenue, any future incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue. Given the global nature of our business and the low cost, relative ease and proliferation of internet enabled devices, we may be at an increased risk for cyber-attacks and, specifically, denial of service attacks. In addition, the chat and other social features in our games could potentially be used by terrorist organizations or other criminals to communicate or for other nefarious purposes, which could severely damage our brand and reputation. If an actual or perceived security breach of our or a third-party system on which we rely occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm including loss of revenue due to such events or in connection with remediation efforts and costs, investigation costs or penalties, litigation, regulatory and enforcement actions, compliance with notification obligations, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

In addition to in-app purchases, we derive revenue from our free-to-play games through advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If we exhaust the available inventory of these third parties, it will negatively impact our revenue. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenue, at least in the short term. In addition, we may be susceptible to various types of advertising fraud, which could reduce the effectiveness of our advertising campaigns or cause us to pay money to advertising firms for installations that were wrongly attributed to such firms. While we have implemented measures to detect and prevent advertising fraud, such measures may not prove effective, which would harm our user acquisition efforts and could harm our revenues. Furthermore, the revenue that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenue in the first quarter.

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

Tencent, through its controlled affiliates, held approximately 14.3% of the aggregate voting power of our common stock as of September 30, 2019, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us.  Tencent was also granted the right to designate a member of our board of directors, and currently Ben Feder, Tencent’s President of International Partnerships (North America), is Tencent’s representative on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We underwent a multi-phase project to convert certain key internal business systems and processes, including our enterprise resource planning, or ERP, system to a cloud based system. In connection with the transition to our new ERP system, we shutdown certain of our legacy ERP systems in the third quarter of 2016, which affected certain of our processes in the second half of 2016 and may continue to impact our processes. While we have transitioned to our new ERP system, we may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these business systems and processes. Any problems in the functioning of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process payments, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be more time consuming than we anticipated and could negatively impact our business, financial condition, and results of operations.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with the Euro, Canadian Dollar and Indian Rupee being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in the past and expect to experience continued significant fluctuations in the future. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar. Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could negatively impact our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.

International sales represented approximately 22.6% and 23.5% of our revenue during the nine months ended September 30, 2019 and 2018, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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

The mobile games market could be disrupted by new technologies that could impact our business.  For example, the introduction of 5G wireless networking will offer technological advancements like faster download speeds and lower latency.  While these technological advancements will provide opportunities for our business, it may also create risks if we do not adapt to these new technologies in a quick and timely manner.  For example, 5G technology may result in the proliferation of game streaming services. Multiple instances of new cloud gaming services are already commercially available and new entrants like Google and Microsoft have or will announce their ability to stream games to mobile devices. Some of these new streaming entrants will also choose to publish first-party content on their platforms. Streaming technology could potentially disrupt the mobile gaming industry by enabling companies to publish cross-platform games that users can play across multiple platforms and devices. This could result in consumers choosing to play these cross-platform games rather than our games which are currently only available on mobile devices. If we do not appropriately adapt our business to new technologies, our business will suffer.

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

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within the loot box to customers prior to purchase, and Google similarly updated its terms of service in May 2019. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise and Kim Kardashian: Hollywood, and we intend to use loot boxes in our upcoming Disney Sorcerer’s Arena title. We have updated our applicable games to comply with Apple’s and Google’s rules relating to loot boxes and do not believe that this has had a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple or Google changes its terms of service to include more onerous requirements or if Apple or Google were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenues generated from these games to decline.  In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under its respective laws. While neither of these bodies reviewed any of our games, we may be required to modify the implementation of loot boxes to continue utilizing loot boxes in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, the FTC recently held a public workshop to examine consumer protection issues related to loot boxes, and various other jurisdictions, including Australia, the United Kingdom, and the states of California, Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Furthermore, in May 2019, U.S. Senators Josh Hawley, Ed Markey and Richard Blumenthal introduced a bill to the Senate that would prohibit loot boxes and pay-to-win microtransactions in “minor oriented” games. To the extent that a federal law, the FTC or other jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenues.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. In addition, there have been calls from the President of the United States and other U.S. government officials to examine violence in video games in light of recent mass shootings. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games, for example to comply with labeling requirements for our free-to-play games. Additionally, if the FTC or any other significant regulatory body issues rules significantly restricting or even prohibiting in-app purchases or any other key aspect of our business, it would significantly impact our business strategy.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and in the European Union (Pan European Game Information (PEGI)) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games, along with regulations that may require us to obtain approval from certain government agencies in China, including the Ministry of Culture and General Administration of Press and Publication, in order to continue to publish any of our games in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We sometimes offer our players various types of sweepstakes, giveaways and promotional opportunities, and have allowed players to compete against each other in tournaments for cash prizes.  We have also in the past through a partnership with Probability PLC offered a suite of Glu branded mobile slots games in the United Kingdom and might continue to explore opportunities with respect to social casino games.  We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business.  For example, a March 2018 ruling from the 9th Circuit found that the mobile social casino game Big Fish Casino constituted gambling under Washington state law. Any future court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only twelve issued U.S. patents and eight U.S. patent applications currently outstanding, including two that we inherited through acquisitions, so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on two of the issued U.S. patents.

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

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. Determining our worldwide provision for income taxes requires significant judgments. The estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could also be adversely affected by a variety of factors, many of which are beyond our control. Recent and contemplated changes to U.S. tax laws, including limitations on a taxpayer’s ability to claim and utilize foreign tax credits and defer certain tax deductions until earnings outside of the United States are repatriated to the United States, could impact the tax treatment of our foreign earnings. Further, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions, which could increase our worldwide effective tax rate and unfavorably impact our financial position and results of operations. Foreign tax authorities may also interpret or change tax regulations such that we may be subject to tax liabilities upon closure or liquidation of a foreign subsidiary. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and state and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine if our provision for income taxes is adequate. These continuous examinations may result in unforeseen tax-related liabilities, which may unfavorably impact our future financial results.

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

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Activision, Electronic Arts and Zynga. We also experience stock price volatility as security analysts and investors base their views and monitor the performance of our games on third party data, like App Annie, AppData, Apptopia, comScore or SensorTower.  Third parties publish daily data about us and other mobile gaming companies with respect to downloads of our games, daily and monthly active users and estimated revenue generated by our games.  These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms or the revenue generated by our games.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are incorporated by reference into this Item 6.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	Inline XBRL Report Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 is formatted in Inline XBRL.					X

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

GLU MOBILE INC.
Date: November 8, 2019	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)