Form 10-K
period 2019-12-31
GLU MOBILE INC
filed 2020-02-28
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(415) 800-6100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	GLUU	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ◻     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by The Nasdaq Global Select Market, was approximately $879,331,800. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 18, 2020 was 150,031,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

General

Glu Mobile develops, publishes and markets a portfolio of free-to-play mobile games designed to appeal to a broad cross section of users who download and make purchases within our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, and others. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us. We have a portfolio of compelling games based on our own intellectual property such as Cooking Dash, Covet Fashion, Deer Hunter, Design Home, Diner DASH Adventures and QuizUp, as well as games based on or significantly incorporating third party licensed brands including Kim Kardashian: Hollywood, MLB Tap Sports Baseball and Restaurant Dash with Gordon Ramsay. We are headquartered in San Francisco, California, with another U.S. office in Foster City, California, and international locations in Toronto, Canada and Hyderabad, India.

We were incorporated in Nevada in May 2001 as Cyent Studios, Inc. and changed our name to Sorrent, Inc. later that year. In November 2001, we incorporated a wholly owned subsidiary in California, and, in December 2001, we merged the Nevada corporation into this California subsidiary to form Sorrent, Inc., a California corporation. In May 2005, we changed our name to Glu Mobile Inc. In November 2006, Glu Mobile Inc. reincorporated in the state of Delaware. In March 2007, we completed our initial public offering and our common stock is traded on the Nasdaq Global Select Market under the symbol “GLUU.” Except where the context requires otherwise, in this Annual Report on Form 10-K, references to “Company,” “Glu,” “Glu Mobile,” “we,” “us” and “our” refer to Glu Mobile Inc., and where appropriate, its subsidiaries.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after they are filed. Our internet website is located at www.glu.com and our Investor Relations website is located at www.glu.com/investors. The information on our website is not incorporated into this report, unless otherwise expressly stated. Copies of our Annual Report on Form 10-K for the year ended December 31, 2019 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 875 Howard Street, Suite 100, San Francisco, California 94103 or by emailing IR@glu.com.

Strategy and Business Developments

Our Strategy

Our goal is to become the leading developer and publisher of free-to-play mobile games. Our strategy for achieving this goal is comprised of three parts:

●	Building Growth Games and Maximizing the Value of Catalog Games;

●	Attracting and Fostering Creative Leaders, Including Potentially by Selective Acquisitions;; and

●	Cultivating Highly Creative Environments.

Building Growth Games and Maximizing the Value of Catalog Games

The first prong of our strategy is to build growth games for smartphones and tablets as well as maximize the value we derive from our catalog games. Growth games are titles that we continue to update with additional content and features and which we expect to grow revenue year over year. We believe a key component of driving revenue growth year over year from a growth game is the inclusion of community features which may involve users competing with each other, forming clubs or groups to cooperate in completing goals, or contributing their own original content to the game, as well as other live operations efforts such as running regular in-game events, offering virtual currency discounts and optimizing our merchandising strategies. Covet Fashion, Design Home and MLB Tap Sports Baseball are our existing growth games. We currently publish titles primarily in four genres: lifestyle, casual, mid-core, and sports and outdoors. We believe these are genres in which we have already established a leadership position, are otherwise aligned with our strengths or are conducive to the establishment of a strong growth game.

We continue to update some of our catalog titles with additional content and features, whereas on others we expend little to no investment in terms of updates and enhancements. Catalog games differ from growth games in that our focus is to reduce and potentially reverse their year over year revenue declines; to the extent that we succeed in our efforts to grow annual revenue from a catalog game and expect such title’s revenues to continue to grow on an annual basis, we would then consider such catalog game to be a growth game. Cooking Dash, Deer Hunter 2018, Kim Kardashian: Hollywood and Restaurant Dash with Gordon Ramsay are examples of our existing catalog games.

While we have generally designed our games to incorporate social features that enhance the user’s gameplay experience, as part of our product strategy we are emphasizing adding new social and community-based features, systems, and modes into our growth games. For example, Covet Fashion allows users to join “Fashion Houses” with other users and then borrow each others’ clothes, receive advice on their looks, chat and work together to unlock additional rewards in special style challenges, and our Tap Sports Baseball franchise allow players to challenge their friends to head-to-head matchups and to join clubs that compete in daily events against other clubs as well as includes an improved media-driven chat system. We intend to continue to innovate to further enhance the user experience in our growth games and potentially broaden their audience. For example, we plan to introduce e-commerce functionality to Design Home during 2020 which is designed to deepen the engagement level of our players with the game. In addition, we recently announced that we are exploring the extension of Design Home and Tap Sports Baseball to the browser.

We are continuing to emphasize developing new titles based on original intellectual property. Reflecting this strategy, revenue from games based on our own intellectual property increased from 65.7% of our total revenues in 2018 to 69.9% of our total revenues in 2019. However, we also seek to selectively license and utilize key brands within our titles if we believe this will maximize their consumer appeal and revenue potential. For example, in 2018, we added content from Major League Baseball, or MLB, for the first time in our Tap Sports Baseball franchise, and in 2018 and 2019 we added new and improved existing club events and released new legendary players, which helped us to meaningfully grow revenue from this franchise year over year. In addition, in 2020, we intend to publish Disney Sorcerer’s Arena in collaboration with Disney Consumer Products and Interactive Media. We also closely work with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases. In particular, Kim Kardashian: Hollywood utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempts to surprise and delight those fans with real-world events and other game content based on her life. Our goal is for the game content to become entwined with Ms. Kardashian West’s persona and social media presence, and to otherwise enhance interaction with her fans.  We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2019 which features all MLB clubs and uniforms and current and former MLB players; we intend to further enhance the authenticity of this title by including all 30 real major league stadiums in MLB Tap Sports Baseball 2020. We also work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base. Continuing to drive installs and awareness of our games through our licensing efforts requires that we continue to partner with brands, celebrities and social influencers that resonate with potential players of our games. Partnering with desirable licensing partners and renewing our existing licenses with our most successful partners requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners. We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

For us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must ensure that each of our games has compelling gameplay and a deep meta game that motivates users to continue to play our games for months or even years.  In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, contests, player-versus-player gameplay and live events, and build and nurture communities around our franchises both in-game and holistically via community features such as dedicated social channels. We have also made significant investments in our proprietary analytics and revenue technology infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises and further monetizing our highest spending and most engaged players.  We aim to connect our analytics and revenue technology infrastructure to multiple elements of our business – from marketing to merchandising – in order to improve player retention and monetization.

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention as part of our product strategy, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding deep meta game features or through enhancing our live operation. Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space, particularly as brands continue to migrate budgets from web to mobile.

Attracting and Fostering Creative Leaders, Including Potentially by Selective Acquisitions

The second prong of our strategy is to attract, cultivate and retain proven creative leaders who will develop and update our growth and catalog games. Each creative leader is responsible for the long-term planning of his or her titles and to identify and invest in long-term opportunities and concepts that have the potential to become growth games. Our talent model is to attract the industry’s finest and provide them with world-class infrastructure, tools, funding and the support to create hit games. We have made, and plan to make, significant investment in our creative leaders.

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

In addition, we recently announced that we intend to increase our focus on potentially acquiring companies or individual game teams in order to complement our existing portfolio and augment our roster of creative leaders.

Cultivating Highly Creative Environments

We believe a key part of building growth games and attracting and cultivating creative leaders is providing them with highly creative environments that are optimal for creating hit games. In December 2017, we moved into our new headquarters in San Francisco that were designed to foster collaboration among our game teams and focus the company around our core values and creative-led vision. Creative environments that support our creative leaders and other game development personnel are also needed to attract the level of talent that will support our growth and catalog games. We not only consolidated our studio footprint by moving into our creative center in San Francisco and relocating our Burlingame studio to our San Francisco headquarters, but have also significantly increased our investment in our low-cost, scaled center in Hyderabad, India which provides live operations for some of our catalog games, insourced art, quality assurance and low cost repeatable sales, marketing and general and administrative functions. As part of this consolidation, in the last several years, we closed or sold development studios in Beijing, China; Bellevue, Washington; Portland, Oregon; San Mateo and Long Beach, California; and Moscow, Russia.

Business Developments

Since January 1, 2019, we have taken the following actions to support our business:

●	We continued to focus our efforts on developing and publishing games for smartphones and tablet devices. Our significant achievements related to these efforts include the following:

●	We generated total revenue of $411.4 million for the year ended December 31, 2019, a 12.2% increase compared to total revenue of $366.6 million for the year ended December 31, 2018.

●	In December 2019, we had approximately 2.9 million daily active users and 15.6 million monthly active users of our games on our primary distribution platforms, including Apple’s App Store and the Google Play Store.

●	As of December 31, 2019, we had approximately 2.0 billion cumulative installs of our games on our primary distribution platforms, including approximately 20.7 million installs during the fourth quarter of 2019.

●	We grew revenues on an annual basis from each of our growth games, as follows:

●	Revenues from Design Home increased from $145.7 million in 2018 to $173.6 million in 2019;

●	Revenues from Covet Fashion increased from $49.0 million in 2018 to $62.5 million in 2019; and

●	Revenues from our Tap Sports Baseball franchise increased from $69.1 million in 2018 to $86.2 million in 2019.
●	In March 2019, we announced that we had extended our existing agreements with MLB and Major League Baseball Players Association, or the MLBPA, through 2024.
●	In August 2019, we acqui-hired a game development team in Orlando, Florida that is developing a fishing game that is currently in beta testing in the Philippines and which we expect to globally launch in 2021.

Across the globe our industry is experiencing a trend that hit titles generally remain higher in the top grossing charts for longer. We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength and year-over-year growth of our Design Home and Covet Fashion titles and the Tap Sports Baseball franchise. We plan to continue to regularly update and otherwise support our growth games in order to ensure that those games monetize and retain users for even longer periods of time. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth games in 2020 and beyond.

Our Products

We develop and publish a portfolio of mobile games designed to appeal to a broad cross section of the users of smartphones and tablet devices. Our portfolio of growth and catalog games is spread across the following genres:

o	Lifestyle
o	Design Home, which launched in November 2016 and was acquired as part of our acquisition of Crowdstar, has become our most successful growth game. Design Home allows users to participate in daily Design Challenges in which they style three dimensional spaces with real, high-end furniture and décor. We introduced key updates for Design Home in the last several years, including elite events for elder players, improved series challenges, language localization in German, French and Spanish, and meta game functionality. We are planning further updates for Design Home in 2020, including the introduction of e-commerce functionality.
o	Covet Fashion, which we acquired as part of our acquisition of Crowdstar, is a top grossing fashion title that was our third largest revenue contributor during 2019. Covet Fashion features continually changing content and daily Style Challenges to help drive engagement and monetization of its users. During 2019, we introduced our new prop shop feature, which provided additional opportunities for our users to express their creativity.
o	Casual
o	Diner DASH Adventures, launched in June 2019, is the latest title in our Dash franchise. Diner DASH Adventures offers world decoration, a deep story, and an innovative consolidation of different Dash time-management styles.
o	Kim Kardashian: Hollywood is a narrative role playing game featuring Kim Kardashian-West’s likeness, voice and creative influence as she guides players on their journey to success in Hollywood. We globally launched Kim Kardashian: Hollywood in June 2014.
o	Cooking Dash was launched in June 2015 and had its last significant content release in 2019. We utilized this release to help drive awareness and direct traffic to the launch of Diner DASH Adventures. While we are no longer developing new content for Cooking Dash, we have transitioned into a cadence of live operations that takes full advantage of the wealth of existing content and we believe will maintain the title’s position as one of our top catalog games into 2020.
o	Restaurant Dash with Gordon Ramsay, launched in June 2016, utilizes Gordon Ramsay’s personality to guide users to become a restaurateur in the image of Mr. Ramsay. We are no longer developing content updates for this title, but have streamlined our live operations in an effort to maximize revenue and reduce costs from this title.
oMid-core

o	Disney Sorcerer’s Arena is a strategy role playing game featuring dozens of characters from across the Disney and Pixar film franchises. Disney Sorcerer’s Arena is currently available in limited beta territories and we expect to launch the title worldwide in the first quarter of 2020.
o	Sports and Outdoors

o	MLB Tap Sports Baseball 2019, which launched in March 2019, was the sixth installment in our popular Tap Sports Baseball franchise in which we partnered with the MLB, MLBPA and Major League Baseball Players Alumni Association, or the MLBPAA, to include real-world current and former baseball stars from each of the MLB’s 30 teams. The MLB Tap Sports franchise was our second largest revenue contributor and the highest ranked baseball title in the Apple App Store’s U.S. iPhone top grossing games rankings during 2019. We expect to launch MLB Tap Sports Baseball 2020 in March 2020 in more than 100 additional territories with significant new features, including all 30 real major league stadiums and a new home run derby mode.
o	Deer Hunter 2018, originally launched in September 2015 as Deer Hunter 2016, remained as one of our top action titles during 2019. We released a new Hunting Tournament feature in 2018 along with three major updates to this title in 2016 and 2017, which helped slow the annual revenue declines from this title.
o	WWE Universe was released in May 2019 and features hundreds of Raw, SmackDown, NXT, and classic WWE Superstars.
o	We expect to add to our portfolio of sports and action titles through the worldwide release of the next iteration of our Deer Hunter franchise in the second half of 2020 as well as a fishing title in 2021.

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

Our games historically have had “thick clients” due to their high production values and, in some cases, 3-D graphics. A thick client game means that our games have a large file size, often 200 megabytes or more, that resides on the player’s device. Because of limitations set by Apple, which at most only allow applications that are less than 200 megabytes, to be downloaded over a carrier’s wireless network, players must download our iOS games that exceed 200 megabytes via a wireless Internet (Wi-Fi) connection.

Our Revenue

We generate the majority of our revenue through in-application purchases (“in-app-purchases”), with the balance of our revenue primarily generated by offers and in-game advertising. When we incorporate licensed content into our games, we share a portion of our revenue with the licensors featured in these titles.

In-App Purchases

Although users can download and play our games free of charge, they can purchase virtual currency, virtual items, other virtual benefits like time and energy or subscriptions of any of these categories, to enhance their gameplay experience – we refer to these as “in-app purchases” or “micro-transactions.” Some of the benefits that players receive from their in-app purchases include:

●	Play Longer Through Better Equipment – We generally design our games to become significantly more challenging as the player advances through the game. For a game like Dash Adventures, players can purchase higher-quality ingredients and various boosts that can help them complete increasingly difficult levels more easily.

●	Play Longer Through Energy Replenishment – We design some of our games, such as Deer Hunter 2018 and Kim Kardashian: Hollywood, to have short playing sessions, the duration of which are limited by the energy available for each session. Players of Deer Hunter 2018 and Kim Kardashian: Hollywood can use their virtual currency to purchase items that will replenish their energy and enable them to extend their gameplay session.
●	Accelerate Game Progress – Although some players are content to slowly “grind” their way through progressing in a game, others are willing to purchase items to accelerate their progression. For example, our Tap Sports Baseball titles enable players to spend their virtual currency to upgrade their roster of players and boost the effectiveness of such players, thus allowing the player to more quickly assemble a winning team.
●	Customization – Our games generally enable players to express themselves by customizing their character, the world the character inhabits or a room. For example, Covet Fashion and Design Home each allow users to customize the look of their avatar or room, respectively, by purchasing clothing or home design elements. While in Covet Fashion users own a clothing or accessory item indefinitely after it is purchased and can use it in multiple events, Design Home limits the player to five uses of any purchased design element.

We sell virtual currency to consumers at various prices ranging from $0.99 to $299.99 depending on the available storefront pricing (adjusted for local currencies for sales to players in foreign countries) with the significant majority of player purchases occurring at the lower price points. The digital storefronts generally share with us 70% of the consumers’ payments for in-app purchases; we do not have any special agreement or arrangement with respect to pricing or terms with any of the digital storefronts. Consumers may also acquire virtual currency, other virtual items or virtual benefits through gameplay or by completing offers, as described below.

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

Licensed Content

Following the success of Kim Kardashian: Hollywood and games incorporating licensed third-party brands and properties, like our Tap Sports Baseball franchise, we increased our licensing efforts, both in terms of securing licenses to develop games based upon or significantly featuring celebrities and other third-party intellectual property and for cameo appearances or to otherwise incorporate third-party intellectual property into our games. However, we have more recently begun to emphasize developing new titles based on original intellectual property. In 2019, 2018, and 2017, games based on our own intellectual property accounted for approximately 69.9%, 65.7%, and 59.1% of our revenue, respectively. The increase in the percentage of revenues derived from original intellectual property from 2017 to 2019 was due primarily to the success of Design Home, Covet Fashion, and Diner DASH Adventures, as well as the continued strength of some of our catalog games. We expect to launch three new titles in 2020, Disney Sorcerer’s Arena, Originals and the next iteration of our Deer Hunter franchise, one of which will include third-party licensed content. We intend to continue to selectively license and utilize key brands within our titles if we believe this will maximize their consumer appeal and revenue potential.

For games based on or significantly incorporating licensed brands, properties or other content, we share a portion of our revenue with the respective licensors. The average royalty rate that we paid on games based on licensed content (such as Kim Kardashian: Hollywood and Restaurant Dash with Gordon Ramsay) or significantly incorporating licensed content (such as MLB Tap Sports Baseball 2019) was approximately 20.5% of gross revenue in 2019, 20.2% in 2018, and 18.2% in 2017. However, the individual royalty rates that we pay can be meaningfully above or below the average based on a variety of factors, such as the strength of the licensed brand, our development and porting obligations, and the platforms on which we are permitted to distribute the licensed content.

Sales, Marketing and Distribution

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store and the Google Play Store.  In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and Facebook. In addition, we recently announced that we are exploring the extension of Design Home and Tap Sports Baseball to the browser. The significant majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for approximately 60.8%, 63.1%, and 63.0% of our total revenue in 2019, 2018, and 2017, respectively. We generated the majority of these iOS-related revenue from the Apple App Store, which represented 54.4%, 54.7%, and 54.2% of our total revenue in 2019, 2018, and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 39.1%, 36.6%, and 36.0% of our total revenue in 2019, 2018, and 2017, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 33.5%, 31.3%, and 30.3% of our total revenue in 2019, 2018, and 2017, respectively. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through other Android platforms. No other customer or digital storefront accounted for more than 10% of our total revenue in 2019, 2018, and 2017.

As part of our efforts to successfully market our games on the direct-to-consumer digital storefronts, we attempt to educate the storefront owners about our title roadmap and seek to have our games featured or otherwise prominently placed within the storefront. We believe that the featuring or prominent placement of our games facilitates organic user discovery and is likely to result in our games achieving a greater degree of commercial success. We believe that a number of factors may influence the featuring or placement of a game, including:

●	the perceived attractiveness and quality of the title, brand, or licensed intellectual property;

●	the level of critical or commercial success of the game or of other games previously introduced by a publisher;

●	incorporation of the storefront owner’s latest technology in the publisher’s title;

●	how strong the consumer experience is on all of the devices that discover titles using any given digital storefront;
●	the publisher’s relationship with the applicable storefront owner and future pipeline of quality titles for it; and
●	the current market share of the publisher.

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

●	using social networking websites, such as Facebook and Twitter, to build a base of fans and followers to whom we can quickly and easily provide information about our games;
●	paying third parties, including advertising networks, social media channels and social influencers, to advertise or incentivize consumers to download our games through offers or recommendations;
●	using “push” notifications to alert users of sales on virtual currency or items in our games; and
●	cross-promoting our games through banner advertisements in our other games, as well as advertising our games in our competitors’ games;

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

We have sought to deepen player engagement by fostering a sense of community in our games. As part of these efforts, we have organized player councils for certain of our games where we have invited some of our most dedicated players to special events to engage with the development teams and share their feedback about our games. For example, we held our second CovetCon event in Chicago in 2019 where 60 VIP players purchased tickets to attend a multi-day event focusing on Covet Fashion – bringing the best aspects of Covet to life, including creativity, fashion, and community.

Development Studios

Our creative leaders have primary responsibility for overseeing game development for our growth and catalog games. The internal studios that develop our games are located in San Francisco and Foster City, California; and Toronto, Canada. In addition, as part of our restructuring activities in 2016 and 2017 and the acquisition of QuizUp from Plain Vanilla in December 2016, we moved certain of our catalog games to our Hyderabad, India location to run live operations and produce content updates for these games.

Our studios are generally supported by central services personnel in our San Francisco, California headquarters who provide expertise with respect to areas such as user experience, software development kit (SDK) development, analytics and product marketing, with each studio leveraging these services to varying degrees.

Our game development process involves a significant amount of creativity, particularly with respect to developing original intellectual property franchises or games in which we license intellectual property from celebrities, Hollywood studios or other owners of brands, properties and other content. Creative and technical studio expertise is necessary to design games that appeal to players who typically play in short sessions and to develop games that work well on mobile phones and tablets with their inherent limitations, such as small screen sizes and control buttons. During 2020, we plan to hire additional game development personnel and invest in technical studio expertise to drive content and features in our growth games and to prototype ideas that we believe can become hit growth games.

Despite our efforts to reduce our geographical footprint and consolidate studios, our development personnel are located in four cities in three different countries, which results in certain inherent complexities. To address these issues, we instituted our Creative Leadership Summit program. The Creative Leadership Summit is designed to increase interaction among our studio teams, including having international studio team members regularly spend time in our U.S. studios. The goal of this program is to ensure that we increase the uniformity, quality and commercial success of our games. In addition, we believe that our strategy of focusing our development efforts on building and maintaining growth games will help ensure more efficient use of our talent and resources across our studios and further promote the sharing of expertise and best practices.

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

We use third-party development tools to create our games, including a game development engine licensed from Unity Technologies to create most of our newest games and our games in development. In addition, we rely on our own servers and third-party infrastructure to operate our games and to maintain and provide our analytics data. In particular, a significant portion of game traffic is hosted by Amazon Web Services (“AWS”), which provides us server redundancy by using multiple locations on various distinct power grids, and we expect to continue utilizing AWS for a significant portion of our hosting services for the foreseeable future.

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

Seasonality

Many new smartphones and tablets are released in, or shortly before, the fourth calendar quarter to coincide with the holiday shopping season. Because many players download our games soon after they purchase or receive their new devices, we generally experience seasonal sales increases based on the holiday selling period. Although we believe that the majority of this holiday impact occurs during the fourth quarter, some of this seasonality also occurs for us in our first calendar quarter due to some lag between device purchases and game purchases. However, the impact of this seasonality on our operating results is significantly affected by our title release schedule. For example, we have historically released each year’s new version of our Tap Sports Baseball franchise late in the first quarter, which has resulted in revenues from this title peaking in the second or third quarter, with declining revenues in the fourth quarter and the first quarter of the following year leading up to the launch of the next version of the title. In addition, companies’ advertising budgets are generally strongest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenue we derive from advertisements and offers in our games. Conversely, our cost per install and cost per ad view also increase in the fourth quarter, since demand for marketing is higher during the holiday season.

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

We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, recently Apple launched its Apple Arcade subscription service in which users receive access to a curated selection of paid titles on the App Store, and Google launched its Stadia cloud gaming service in which users are able to stream games to various devices as well opened a new first-party gaming studio that will be creating exclusive games for Stadia. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 4.1 million applications, including more than 900,000 active games, were available on Apple’s U.S. App Store as of January 31, 2020.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create other non-gaming related software applications, such as Kim Kardashian West’s own personal media application.

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
●lower labor and development costs and better overall economies of scale;
●greater platform-specific focus, experience and expertise;
●broader global distribution and presence; and
●	greater talent, both in overall headcount and in terms of experience in creating successful titles.

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

We have thirteen patents issued by the U.S. Patent and Trademark Office and have five patent applications pending.  In addition, we have one international patent pending with the Patent Cooperation Treaty (PCT), which corresponds to one of our issued U.S. patents. We also have a patent in Canada and Europe, as well as a patent application in China that correspond to one of our thirteen issued U.S. patents, and we also have a patent application pending in Canada that corresponds to another of our thirteen issued U.S. patents.

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

Employees

As of December 31, 2019, we had 715 employees, of which 478 were based in the United States and Canada, and 237 were based in India. We have not experienced any employment-related work stoppages and consider relations with our employees to be good. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified employees.

Executive Officers

The following table shows Glu’s executive officers as of February 28, 2020 and their areas of responsibility.  Their biographies follow the table.

Name	Age	Position

Nick Earl	54	President and Chief Executive Officer
Eric R. Ludwig	50	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Chris Akhavan	37	Senior Vice President, Business & Corporate Development
Becky Ann Hughes	39	Senior Vice President, Revenue
Scott J. Leichtner	49	Vice President, General Counsel and Corporate Secretary

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

Chris Akhavan has served as our Senior Vice President, Business & Corporate Development since December 2019. Prior to this, Mr. Akhavan served as our Chief Revenue Officer from May 2016 to December 2019 and as our President of Publishing from April 2013 to May 2016. Before joining us, from January 2010 to April 2013, Mr. Akhavan served in several management positions at Tapjoy, Inc., a provider of mobile advertising, most recently as Senior Vice President, Partnerships.  From April 2009 to January 2010, Mr. Akhavan was a Manager, Publisher Network at RockYou!, a social gaming company, and from October 2007 to November 2008, he served as a Strategic Partner Manager at VideoEgg (now SAY Media), an advertising inventory and platform provider.  Mr. Akhavan holds a B.A. in Economics from the University of California at Santa Cruz.

Becky Ann Hughes has served as our Senior Vice President, Revenue since December 2019. Prior to this, Ms. Hughes served as the head of our Glu Play game development studio since 2014, most recently in the position of Vice President and General Manager from September 2016 to December 2019. Prior to joining Glu, Ms. Hughes held various leadership roles in product marketing and product management at PlayFirst Inc., which was acquired by Glu in 2014. She holds a Bachelor of Science degree in Business Marketing from San Jose State University.

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

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, we experienced delays in the development and commercial release of The Swift Life, and, following global launch, the title did not generate significant revenue and was sunset on February 1, 2019. In 2018, we also decided to delay the worldwide launch dates of WWE Universe and Diner DASH Adventures to May and June of 2019, respectively, in order to give the development teams additional time to work on these titles. In August 2019, we announced that we were delaying the expected worldwide launch date of Disney Sorcerer’s Arena to the first quarter of 2020 for similar reasons. While Diner DASH Adventures has been commercially successful, WWE Universe has performed significantly below our expectations, and it is possible that Disney Sorcerer’s Arena will not generate significant revenue despite the extra development time. Furthermore, our future game launches could also be delayed, or they may not be successful when and if launched, which would likely harm our business, operating results and financial condition.

Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home.  In connection with our product strategy, we have committed significant resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in doing so, such as was the case with our update of Covet Fashion in the first quarter of 2017 or as may be the case with our plan to introduce e-commerce functionality into Design Home in 2020.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline, and if any of our key growth games experience any such unexpected declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

In addition to the market factors noted above, our ability to successfully develop and launch games for mobile devices and their ability to achieve and maintain commercial success will depend on our ability to:

●	minimize launch delays and cost overruns on the development of new games and features;
●	successfully enhance and increase the revenue we generate from our existing growth games;
●	effectively market and monetize our games;
●	achieve a positive return on investment from our marketing and user acquisition efforts;
●	sustain sufficient interest in our games compared to other forms of entertainment for our players
●	adapt to new technologies and feature sets for mobile and other devices;
●	attract and retain experienced and talented employees
●	compete successfully against a large growing number of existing market participants;
●	minimize and quickly resolve bugs and outages; and
●	acquire and successfully integrate high quality mobile game assets, personnel or companies.

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

Our efforts to develop new growth games and enhance our existing growth games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

●	our strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including:
●	the increasing competition throughout the mobile gaming industry for downloads, not only with other mobile games but also with social media and other non-gaming related applications;
●	limits on the number of mobile applications players are willing to download to and maintain on their devices;
●	poor consumer reviews or other negative publicity;
●	ineffective or insufficient marketing efforts, particularly since we intend to test new user acquisition channels in 2020 which may be ineffective or whose return on investment may not be as directly measurable as our traditional user acquisition campaigns;
●	lack of sufficient social and community features;
●	lack of prominent storefront featuring;
●	failure to reach and maintain Top Free App Store rankings;
●	the relatively large file size of some of our games; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations; and
●	the limitations set by Apple, which at most only allow applications that are less than 200 megabytes, to be downloaded over a carrier’s wireless network; as a result, players must download our iOS games that exceed 200 megabytes via a wireless Internet (Wi-Fi) connection;
●	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games; this may occur for a variety of reasons, including poor game design or quality, lack of social and

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
●	future games that we release may fail to resonate with consumers and games that incorporate licensed property may not be financially successful due to the minimum guaranteed royalty payments to our licensors;
●	we intend to continue to develop games based upon our own intellectual property, in addition to well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our original intellectual property games;
●	many well-funded public and private companies have released, or plan to release, games in the same genres as our growth games or games incorporating the same licensed brands that we intend to use in our games (e.g., Disney/Pixar), and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;
●	we may have difficulty hiring the experienced monetization, live operations, server technology, data analyst, user experience, game designer, and product management personnel that we require to develop our new games and support our existing growth and catalog games, or may face difficulties in developing our technology platform and incorporating it into our products or developing unique gameplay;
●	we depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service; and
●	the impact of potential regulatory issues, including:
●	various jurisdictions are assessing the legality of “loot boxes” which are commonly used in some of our top games and the Federal Trade Commission, or the FTC, held a public workshop in August 2019 to examine consumer protection issues related to loot boxes; to the extent that the FTC or one or more jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenues;
●	the Federal Trade Commission, or the FTC, has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit; and
●	various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel.

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

We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, Apple recently launched its Apple Arcade subscription service in which users receive access to a curated selection of paid titles on the App Store, and Google recently launched its Stadia cloud gaming service in which users will be able to stream games to various devices as well and opened a new first-party gaming studio that will be creating exclusive games for Stadia. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.  Given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 4.1 million applications, including more than 900,000 active games, were available on Apple’s U.S. App Store as of January 31, 2020. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, Twitter, Vevo and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create other non-gaming related software applications, such as Kim Kardashian West’s own personal media application.

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
●greater experience with free-to-play games, building and maintaining games, and building social and community features into mobile games, as well as more effective game monetization;
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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales.  Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 78.4% of our revenue during the period, while our top three titles for 2018, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 72.0% of our revenue during the period. We expect our dependency on a small number of games, and in particular Design Home, for a majority of our revenue will continue for the foreseeable future. We intend to globally launch at least three new titles in 2020, including Disney Sorcerer’s Arena, in the first quarter of 2020, and if one or more of these titles is unsuccessful, as was the case with our launch of WWE Universe in 2019, or if we are unable to grow bookings from Diner DASH Adventures so that it becomes a growth game, it could result in an overall decline in our revenues and cause us to continue to rely primarily on our existing growth games for a significant majority of revenues during 2020 and beyond.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 60.8% of our total revenue for 2019 compared with 63.1% and 63.0% of our total revenue for 2018 and 2017, respectively. We generated the majority of this iOS-related revenue from the Apple App Store, which represented 54.4%, 54.7%, and 54.2% of our total revenue for 2019, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 39.1%, 36.6%, and 36.0% of our total revenue for 2019, 2018 and 2017, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 33.5%, 31.3%, and 30.3% of our total revenue for 2019, 2018 and 2017, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon worldwide commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase. Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

It is becoming increasingly difficult and more expensive for us to acquire players for our games and we may not achieve a positive return on investment on our user acquisition efforts.

It is becoming increasingly difficult and more expensive for us to acquire players for our games for a variety of reasons, including the increasingly competitive nature of the mobile gaming industry and the significant amount of time and attention users are dedicating to competing entertainment options, including social media and other non-gaming applications. In addition, we believe that changes that Apple has implemented during the last several years to its platform, particularly the removal of the Top Grossing rankings and decreasing the prominence of the Top Free rankings, has negatively impacted the number of organic downloads of our games. These factors have contributed to an overall decline in our daily and monthly active users for our existing games as well as fewer players downloading our new games than in the past despite our substantially increased spending on user acquisition efforts. For example, our launch of Diner DASH Adventures in June 2019 resulted in significantly fewer downloads than prior versions of our Dash franchise such as Cooking Dash and Restaurant Dash with Gordon Ramsay. If the number of players who download our new title launches scheduled for 2020 does not meet our expectations, in particular for Disney Sorcerer’s Arena and the next iteration of our Deer Hunter franchise, our revenues and operating results will suffer. Our existing successful growth games are not immune to these trends, as we experienced significantly higher CPIs (costs per install) for Design Home and Covet Fashion during the first half of 2019 due to substantial increases in spending by several competitors, which negatively impacted the revenue and margins for these titles. Furthermore, our spending on user acquisition is designed so that we will achieve a positive return on investment – that is, we expect that the amount we spend to acquire users in our games will be less than the revenue we ultimately generate from such acquired users. In order to determine the expected revenue from acquired users who may play our games for multiple years, we often must make certain assumptions about their projected spending behavior, particularly for new games like Disney Sorcerer’s Arena for which we do not have similar games in our portfolio to aid us in our modeling efforts. To the extent that we do not achieve a positive return on investment on our user acquisition spending, it will negatively impact our margins and overall operating results.

We have a history of net losses, may incur substantial net losses in the future and may not achieve and sustain profitability or growth in future periods.

We have incurred significant losses since inception, including a net loss of $13.2 million in 2018 and a net loss of $97.6 million in 2017. As of December 31, 2019, we had an accumulated deficit of $431.6 million. Although we generated net income of $8.9 million during the year ended December 31, 2019, we may not be able to sustain profitability on a long-term basis. While we conducted several restructurings and divested our Moscow game development studio during 2017, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing growth games as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth games and our new title launches; hiring additional staff in our San Francisco Bay Area and Hyderabad, India locations; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company. We anticipate that the costs of acquiring new players and otherwise marketing our games will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our user acquisition spending for our growth games, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. For example, during the fiscal years ended December 31, 2019, 2018 and 2017, we recorded impairments of $0.5 million, $0.7 million and $27.3 million, respectively, related to certain contractual minimum guarantee payments made to certain of our celebrity licensors and other prepaid royalties. Additionally, we have taken restructuring charges in the past, including $6.0 million during 2017 related to headcount reductions and other restructuring activities and a $2.7 million charge relating to impairment of acquired in process research and development during the third quarter of 2018. Furthermore, given the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue may be challenging.

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
●the number and timing of new games and significant updates released by us and our competitors, which timing can be impacted by internal development delays, longer than anticipated beta testing periods, shifts in product strategy and how quickly digital storefront operators review and approve our games for commercial release;

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
●the amount and timing of charges related to any future impairments of goodwill, intangible assets, prepaid royalties and guarantees; for example, in 2019, 2018 and 2017, we impaired $0.5 million, $0.7 million and $27.3 million, respectively, related to contractual minimum guarantee royalty payments made to certain celebrity licensors and other prepaid royalties, and in future periods we may be required to impair our goodwill due to further declines in our business and/or stock price, or take additional large impairments related to contractual minimum guarantee commitments if the associated games we are developing are not successful;
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
●the activities, announcements and performance of our commercial partners: and
●macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending.

We may not, or may be unable to, renew our existing content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenue if we fail to replace such revenue with revenue from games based on our own intellectual property.

In 2019, we generated 30.1% of our revenue from games that are based on or substantially incorporate third-party intellectual property, such as the Tap Sports Baseball franchise, Kim Kardashian: Hollywood, Restaurant Dash with Gordon Ramsay, and WWE Universe. We expect to continue to derive significant revenue from these titles in 2020, particularly the Tap Sports Baseball franchise, and expect to continue to develop new titles featuring third-party intellectual property, such as Disney Sorcerer’s Arena. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements.  For example, in 2019, 2018 and 2017, we impaired $0.5 million, $0.7 million and $27.3 million, respectively, related to contractual minimum guaranteed royalty payments made to certain of our celebrity licensors and other prepaid royalties. As of December 31, 2019, we had remaining prepaid royalty balances totaling $42.2 million. We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. Our games may contain violence or other content that some consumers may find objectionable, particularly in light of high-profile mass shootings.  For example, many of our shooter games, including our Deer Hunter games, have a 17-and-older rating on the Apple App Store due to its violence. Despite these ratings, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless. In addition, our employees or employees of outside developers could include hidden features in our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. Users of our games, particularly games with social messaging features, may utilize these features for illegal purposes or target certain users through these features. If consumers believe that a game we published contains objectionable content or may expose them to nefarious individuals, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects, vulnerabilities or have playability issues, we may receive negative user reviews, our brand may be damaged and our operating results and revenue negatively affected. For example, our attempt to relaunch our Racing Rivals title, which had experienced playability and user interface issues in the past, in the second quarter of 2018 by introducing new features and resetting the economy of the game resulted in the game crashing and not being available to most users for several days. As a result, the daily active users of Racing Rivals and the revenue that we generated from this title significantly decreased from peak levels which contributed to our decision to shut down the game effective as of April 1, 2019. In addition, any issues relating to our games could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games, and a significant portion of our game traffic is hosted by a single vendor. If we experience any system or network failures, unexpected technical problems, cyber attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games.

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

Cyber-attacks, security breaches, and computer viruses have occurred on our systems in the past and may occur on our systems in the future. We store sensitive information, including personal information about our employees.  In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Apple, Google, Facebook, Microsoft, and Amazon. Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or any third party data we may possess. In addition, outside parties have in the past and may in the future attempt to fraudulently induce employees to disclose information in order to gain access to this data.  Any such incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue. Given the global nature of our business and the low cost, relative ease and proliferation of internet enabled devices, we may be at an increased risk for cyber-attacks and, specifically, denial of service attacks. In addition, the chat and other social features in our games could potentially be used by terrorist organizations or other criminals to communicate or for other nefarious purposes, which could severely damage our brand and reputation. If an actual or perceived security breach of our or a third-party system on which we rely occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm including loss of revenue due to such events or in connection with remediation efforts and costs, investigation costs or penalties, litigation, regulatory and enforcement actions, compliance with notification obligations, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

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

In April 2015, we entered into a strategic relationship with Tencent, a leading Internet company in China and arguably the world’s largest gaming company. Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  In November 2015, we entered into an agreement with an affiliate of Tencent to license and publish its game, WeFire, in the United States and international markets outside of Asia under the name Rival Fire, which we launched in July 2016. In light of the poor performance of the title in terms of monetization and downloads, and the related contractual prepaid royalty commitments and license fees under our agreement with the affiliate of Tencent, we impaired $14.5 million in the third quarter of 2016. We may not succeed in entering into any other agreements or operating partnerships with Tencent in the future.  Even if we do enter into any operational partnerships, it could take months to years to fully realize the benefits of such partnerships or they may not be successful as was the case with WeFire, and, to the extent such agreements involve publishing our games in China, some of our platform partners in China and other parts of Asia may view such a partnership negatively.

Tencent, through its controlled affiliates, held approximately 14.2% of the aggregate voting power of our common stock as of December 31, 2019, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us. Tencent was also granted the right to designate a member of our board of directors, and currently Ben Feder, Tencent’s President of International Partnerships (North America), is Tencent’s representative on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies.  The frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue.  For example, the accounting for revenue derived from free-to-play games, particularly with regard to revenue generated from online digital storefronts, is still evolving and, in some cases, uncertain. While we believe that we are correctly accounting for our revenues, this is an area that continues to involve significant discussion among accounting professionals and the future changes to the standard may cause our operating results to fluctuate. In addition, we currently defer revenue related to virtual goods and currency over the average playing period of paying users, which approximates the estimated weighted average useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future in the event the average playing period of our paying users changes. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users.  Any changes in our estimates of useful lives of these virtual items may result in our revenue being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

We underwent a multi-phase project that began in 2016 to convert certain key internal business systems and processes, including our enterprise resource planning, or ERP, system to a cloud based system. In connection with the transition to our new ERP system, we shutdown certain of our legacy ERP systems in the third quarter of 2016, which affected certain of our processes in the second half of 2016 and may continue to impact our processes. While we have transitioned to our new ERP system, we may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these business systems and processes. Any problems in the functioning of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process payments, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be more time consuming than we anticipated and could negatively impact our business, financial condition, and results of operations.

Our business will suffer if our acquisition and strategic investment activities are unsuccessful or disrupt our ongoing business, which may involve increased expenses and may present risks not contemplated at the time of the transactions.

We have acquired and invested in, and intend to continue to acquire and invest in, companies, products and technologies that complement our strategic direction. Acquisitions and investments involve significant risks and uncertainties, including:

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

●challenges retaining the key employees, customers and other business partners of the acquired or investee business;
●	our ability to realize synergies expected to result from an acquisition or strategic investment;
●	an impairment of acquired goodwill and other intangible assets or investments in future periods would result in a charge to earnings in the period in which the write-down occurs, such as the case with the impairment charge for acquired in-process research and development recorded in the third quarter of 2018;
●	the internal control environment of an acquired or investee entity may not be consistent with our standards and may require significant time and resources to improve;
●	in the case of foreign acquisitions or strategic investments, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
●	liability for activities of the acquired or investee companies before the acquisition or investment, including violations of laws, rules and regulations, commercial disputes, tax liabilities, intellectual property and other litigation claims or disputes, accounting standards and other known and unknown liabilities;
●	harm to our brand and reputation; and
●	harm to our existing business relationships with business partners and advertisers as a result of the acquisition.

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

We currently transact business in more than 100 countries and in dozens of different currencies, with the Canadian Dollar and Indian Rupee being the primary international currencies in which we transact business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. We experienced significant fluctuations in currency exchange rates in the past and expect to experience continued significant fluctuations in the future. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. Dollar. Fluctuations in the exchange rates between the U.S. Dollar and those other currencies could result in the U.S. Dollar equivalent of these expenses being higher and/or the U.S. Dollar equivalent of the foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could negatively impact our operating results. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results.

International sales represented approximately 22.1%, 23.5%, and 24.5% of our revenue during 2019, 2018 and 2017, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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
●health epidemics or contagious diseases, such as the novel coronavirus, that negatively impact our customers or supply chain;
●restrictions on the export or import of technology;
●trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and
●difficulties in enforcing intellectual property rights in certain countries.

These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition. We may also liquidate or cease operating some of our foreign subsidiaries in the future which may raise additional risks, including related to taxes and obtaining governmental approvals.

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

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within the loot box to customers prior to purchase, and Google similarly updated its terms of service in May 2019. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise and Kim Kardashian: Hollywood, and we intend to use loot boxes in our upcoming Disney Sorcerer’s Arena title. We have updated our applicable games to comply with Apple’s and Google’s rules relating to loot boxes and do not believe that this has had a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple or Google changes its terms of service to include more onerous requirements or if Apple or Google were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenues generated from these games to decline.  In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under its respective laws. While neither of these bodies reviewed any of our games, we may be required to modify the implementation of loot boxes to continue utilizing loot boxes in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, the FTC held a public workshop in August 2019 to examine consumer protection issues related to loot boxes, and various other jurisdictions, including Australia, the United Kingdom, and the states of California, Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Furthermore, in May 2019, U.S. Senators Josh Hawley, Ed Markey and Richard Blumenthal introduced a bill to the Senate that would prohibit loot boxes and pay-to-win micro-transactions in “minor oriented” games. To the extent that a federal law, the FTC or other jurisdictions determine that loot boxes constitute gambling or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenues.

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

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the FTC and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  The European Union’s General Data Protection Regulation, which became effective in May 2018, the California Consumer Privacy Act of 2018, which became effective in January 2020, and other laws, like the Brazilian Personal Data Protection Bill of Law, create new individual privacy rights and impose worldwide obligations on companies handling personal data, which has resulted, or will result, in a greater compliance burden for us and other companies and could result in us incurring substantial monetary penalties if we are found to be in violation of these laws and regulations. Various U.S. state and federal regulators have also continued to expand the scope of data elements worthy of, and subject to, privacy protections, creating a multi-layered regulation regime that may be applicable to our business and will require time and resources to address.  Additionally, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results. Furthermore, new or the interpretation of existing laws, policies, or industry codes could prevent us from offering, or make it costlier or more difficult to offer services in certain jurisdiction.

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

Unrelated third parties have developed, and may continue to develop, “cheating” programs, scam offers, black-markets and other offerings that may decrease our revenue generated from our virtual economies, divert our players from our games or otherwise harm us.  Cheating programs enable players to exploit vulnerabilities in our games to obtain virtual currency or other items that would otherwise generate in-app purchases for us, play the games in automated ways or obtain unfair advantages over other players who do play fairly.  Unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits.  In addition, we recently announced that we intend to explore the extension of Design Home and Tap Sports Baseball to the browser, and a browser-enabled version of these titles may contain vulnerabilities that we don’t anticipate which could significantly impact our top two revenue generating titles. We devote resources to discover and disable these programs and activities, but if we are unable to do so in a prompt and timely manner, our operations may be disrupted, our reputation damaged and players may play our games less frequently or stop playing our games altogether.  This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims, and increased customer service costs needed to respond to disgruntled players.

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

Our stock price has fluctuated and may continue to do so. Our stock price may be affected by third party data regarding our games.

The trading price of our common stock has fluctuated in the past and may continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, such as Activision, Electronic Arts, and Zynga. We also experience stock price volatility as security analysts and investors base their views and monitor the performance of our games on third party data, like App Annie, AppData, Apptopia, comScore, or SensorTower.  Third parties publish daily data about us and other mobile gaming companies with respect to downloads of our games, daily and monthly active users and estimated revenue generated by our games.  These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms or the revenue generated by our games.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease our San Francisco, California corporate headquarters, an office building of approximately 61,400 square feet. The San Francisco facility currently accommodates our principal executive, marketing, business development, human resources, finance, legal, information technology and administrative activities, two of our development studios, and other development activities.

We lease additional domestic office space in Foster City and Burlingame, California. We lease offices for our foreign operations in: Toronto, Canada and Hyderabad, India. These additional domestic and international facilities primarily accommodate development studios, and customer care activities, and total approximately 74,600 square feet.

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

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the Nasdaq Composite Index, S&P 500 Index, and RDG Technology Composite Index. Such returns are based on historical results and are not intended to suggest future performance.

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

Stockholders

As of February 18, 2020, we had approximately 48 record holders of our common stock and thousands of additional beneficial holders.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$411,381	$366,561	$286,827	$200,581	$249,900
Cost of revenue:
Platform commissions, royalties and other	140,655	128,445	103,499	75,239	95,682
Impairment of prepaid royalties and minimum guarantees	457	711	27,323	30,107	2,502
Impairment and amortization of intangible assets	4,387	9,119	10,331	14,792	9,553
Total cost of revenue	145,499	138,275	141,153	120,138	107,737
Gross profit	265,882	228,286	145,674	80,443	142,163
Operating expenses (1):
Research and development	95,127	94,934	92,420	81,879	72,856
Sales and marketing	140,298	113,860	104,356	48,050	48,240
General and administrative	23,216	31,667	34,425	30,225	26,092
Amortization of intangible assets	—	—	—	—	201
Restructuring charge	—	240	6,019	2,279	1,075
Total operating expenses	258,641	240,701	237,220	162,433	148,464
Income/(Loss) from operations	7,241	(12,415)	(91,546)	(81,990)	(6,301)
Interest and other income/(expense), net	2,101	(235)	(6,850)	(5,751)	(743)
Income/(Loss) before income taxes	9,342	(12,650)	(98,396)	(87,741)	(7,044)
Income tax benefit (provision)	(471)	(549)	826	301	(141)
Net income/(loss)	8,871	(13,199)	(97,570)	(87,440)	(7,185)
Net income/(loss) per share:
Basic	$0.06	$(0.09)	$(0.72)	$(0.66)	$(0.06)
Diluted	$0.06	$(0.09)	$(0.72)	$(0.66)	$(0.06)
Weighted average common shares outstanding:
Basic	145,838	141,402	135,715	131,804	118,775
Diluted	157,383	141,402	135,715	131,804	118,775
_________
(1) Includes stock-based compensation expense as follows:
Research and development	$10,466	$12,807	$6,460	$4,567	$3,563
Sales and marketing	1,700	2,795	1,289	1,091	1,082
General and administrative	5,217	8,990	7,314	7,605	7,041

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cash and cash equivalents and short-term investments	$127,053	$97,834	$63,764	$102,102	$180,542
Total assets	418,049	314,433	299,298	339,504	402,986
Total long-term liabilities	64,208	7,191	12,534	22,350	25,932
Total stockholder's equity	$203,087	$177,313	$153,860	$232,814	$306,428

Please see Note 1, Note 3 and Note 10 of our Notes to Consolidated Financial Statements for a discussion of factors such as impairment of prepaid royalties and guarantees, divestiture, and any material uncertainties that may materially affect the comparability of the information reflected in selected financial data, described in Item 6 of this report.

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

This MD&A section generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for 2019, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Financial Results and Trends

Revenue for 2019 was $411.4 million, a 12.2% increase compared to 2018, in which we reported revenue of $366.6 million. The increase in total revenue was primarily related to a $44.4 million increase in our revenue from micro-transactions (in-app purchases) and a $607,000 increase in our revenue from advertisements and offers. The increase was primarily related to an increase in revenue from Design Home, Covet Fashion, and the Tap Sports Baseball franchise and the worldwide launch of Diner DASH Adventures and WWE Universe during 2019. These increases were partially offset by declining revenue from catalog games such as Kim Kardashian: Hollywood,  Restaurant Dash with Gordon Ramsay, Cooking Dash, Deer Hunter 2018 (originally launched as Deer Hunter 2016), Deer Hunter Classic, Kendall & Kylie and Racing Rivals.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices.  We generate the majority of our revenue from Apple’s iOS platform, which accounted for 60.8% and 63.1% of our total revenue for the years ended December 31, 2019 and 2018, respectively. The majority of this iOS-related revenue was generated through the Apple App Store, which represented 54.4% and 54.7% of our total revenue for the years ended

December 31, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 39.1% and 36.6% of our total revenue for the years ended December 31, 2019 and 2018, respectively, from the Android platform. The majority of our Android-related revenue was generated through the Google Play Store, which represented 33.5% and 31.3% of our total revenue for the years ended December 31, 2019 and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership position in the lifestyle genre through our acquisition of Crowdstar Inc. (“Crowdstar”) in November 2016 and its successful Covet Fashion title, and extended our leadership with our global release of Design Home in November 2016. We introduced key updates for Design Home in 2018 and 2019, including elite events for elder players, improved series challenges, language localization in German, French and Spanish, and meta game functionality, and are planning key further updates for this title, including the introduction of e-commerce functionality. The casual genre includes our Kim Kardashian: Hollywood title and our Cooking Dash and Diner DASH franchises, and our leadership position in this genre was bolstered by our worldwide launch of Diner DASH Adventures in June 2019. The mid-core genre will include our Disney Sorcerer’s Arena title that is currently available in limited beta territories and which we expect to launch worldwide in the first quarter of 2020. Our leadership in the sports and outdoors category remains strong with our Tap Sports Baseball and Deer Hunter franchises, and we furthered our leadership with the launch of MLB Tap Sports Baseball 2019 in March 2019, which includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association. We will be releasing MLB Tap Sports Baseball 2020 in March 2019 in more than 100 additional countries (prior versions of the Tap Sports Baseball  franchise were only available in the United States, Canada, United Kingdom, Germany and Australia) with new features and content, including authentic major league stadiums, a home run derby mode and a new cover athlete. In 2020, we expect to add to our portfolio of sports and outdoor titles through the worldwide release of the next iteration of our Deer Hunter franchise in the second half of 2020 and potentially by globally launching a fishing game that is currently in beta testing.

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

We work closely with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases. For example, our Kim Kardashian: Hollywood title utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempting to surprise and delight those fans with real-world events and other game content based on her life. Our goal is for the game content to become entwined with Ms. Kardashian West’s persona and social media presence, and to otherwise enhance interaction with her fans. We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2019 which features all MLB clubs and uniforms and current and former MLB players; we intend to further augment the game’s authenticity by adding each of the 30 real MLB stadiums in MLB Tap Sports Baseball 2020. We also work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base.

For us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must ensure that each of our games has compelling gameplay and a deep meta game that motivates users to continue to play our games for months or even years.  In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, contests, player-versus-player gameplay and live events, and build and nurture communities around our franchises both in-game and holistically via community features such as dedicated social channels. We have also made significant investments in our proprietary analytics and revenue technology infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises and further monetizing our highest spending and most engaged players.  We aim to connect our analytics and revenue technology infrastructure to multiple elements of our business – from marketing to merchandising – in order to improve player retention and monetization.

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

Across the globe, our industry is evidencing that hit titles generally remain higher in the top grossing charts for longer.  We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business positions us to take advantage of these trends, as evidenced by the continued strength and year over year growth of Design Home, Covet Fashion, and the Tap Sports Baseball franchise. We plan to continue to regularly update and otherwise support our growth games in order to ensure that those games monetize and retain users for even longer periods of time. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth games.

Our net income in the year ended December 31, 2019 was $8.9 million versus a net loss of $13.2 million in the year ended December 31, 2018. This change was primarily due to an increase in revenue of $44.8 million, a decrease in general and administrative expense of $8.5 million and an increase in interest/other income of $2.3 million. These changes were partially offset by an increase in sales and marketing expense of $26.4 million and an increase in cost of sales of $7.2 million. Our operating results were also affected by fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the Canadian Dollar, and Indian Rupee), and our customers’ reporting currencies.

Our ability to sustain and increase profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We significantly increased our sales and marketing expenditures during 2019 compared to 2018, which was primarily related to higher marketing spend for our growth games and higher user acquisition expenditures related to the global launches of Diner DASH Adventures and WWE Universe partially offset by lower marketing expense for some of our catalog titles. We expect our sales and marketing expenses to increase in 2020 primarily due to higher user acquisition expenditures, including related to the launch of our new titles, including Disney Sorcerer’s Arena, Originals: Interactive Story Series and the next iteration of our Deer Hunter franchise. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. In 2020, we intend to continue to focus on reducing our operating costs where appropriate to be more efficient. These efforts may be partially offset by our plans to continue hiring additional development personnel in the San Francisco Bay Area and in Hyderabad, India.

Cash and cash equivalents at December 31, 2019 totaled $127.1 million, an increase of $29.3 million from the $97.8 million balance at December 31, 2018. This increase was primarily related to $35.2 million of cash generated from operations, which was partially offset by $5.4 million of cash used in investing activities and $0.4 million of cash used in financing activities.

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

As of January 1, 2019, we began calculating DAU and MAU using the average of each month during the period rather than our historical practice of calculating these metrics based on the last month of the period. For example, DAU for the three months ended December 31, 2019 is calculated as an average of aggregate daily DAU for the months of October 2019, November 2019 and December 2019 calculated for all active smartphone free-to-play titles during those months across the distribution platforms for which we calculate the metric. We adopted this new methodology because we believe that it provides a more accurate representation of overall DAU and MAU for the applicable period and more closely aligns with the methodology used by other companies in the gaming industry to calculate similar metrics.

	Metrics calculated using the new methodology
	Three Months Ended,
	2019				2018
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Aggregate DAU	2,903	3,288	3,230	3,150	3,179	3,630	3,716	3,659
Aggregate MAU	15,599	18,675	19,065	19,118	19,618	22,048	23,166	25,181
Aggregate ARPDAU	$0.42	$0.35	$0.33	$0.34	$0.33	$0.30	$0.27	$0.25

	Metrics calculated using the old methodology
	Three Months Ended,
	2019				2018
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Aggregate DAU	2,857	3,112	3,267	3,016	3,214	3,408	3,627	3,585
Aggregate MAU	15,686	16,373	19,819	18,620	21,113	19,415	22,817	24,787
Aggregate ARPDAU	$0.43	$0.37	$0.32	$0.35	$0.32	$0.32	$0.27	$0.25

The decrease in aggregate DAU and MAU for the three months ended December 31, 2019 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games.

Our aggregate ARPDAU increased for the three months ended December 31, 2019 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Significant Transactions

Divestiture of Moscow Studio

On December 31, 2017, we entered into the following agreements related to the divestiture of our Moscow-based game development studio (the “Moscow Studio”) through the sale of our wholly-owned UK subsidiary Glu Mobile (Russia) Limited (“GMRL”):

●	Share Purchase Agreement (the “SPA”) between Glu and Saber Interactive (“Saber”);

●	Transitional Services Agreement (the “TSA”) among Glu, Saber and MGL. My.com (Cyprus) Limited (“MGL”); and

●	Asset Purchase and License Agreement (the “APLA”) between Glu and MGL.

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

In connection with the activities related to the transition under the TSA that occurred in 2018, we recorded the following expenses in the year ended December 31, 2018:

●	$500,000 related to bonuses that became due to the employees of the Moscow Studio and GMRL;
●	$514,000 related to the vesting of 147,000 shares subject to equity awards held by certain employees of the Moscow Studio and GMRL; and
●	$515,000 related to the amortization of transition services assets that were capitalized as part of the transaction consideration.

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

●	revenue recognition;
●	prepaid or guaranteed licensor royalties; and
●	stock-based compensation.

Revenue Recognition

We generate revenue through in-application purchases (“in-app purchases”) within our games on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download our free-to-play games through Digital Storefronts. We also have relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads and offers.

We adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”) and its related amendments effective January 1, 2018 using a modified retrospective method. The reported results for the year ended December 31, 2018 reflect the application of ASC 606 guidance while the reported results for the year ended December 31, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures.

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

In-App Purchases

Users can download our free-to-play games within the Digital Storefronts and pay to acquire virtual currency, which can be redeemed in the game for virtual goods, or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. We sell both consumable and durable virtual items and receive reports from the Digital Storefronts, which breakdown the various purchases made from our games over a given time period. We review these reports and determine on a per-item basis whether the purchase was a consumable virtual item or a durable virtual item. Consumable virtual items are items that are consumed at a predetermined time or otherwise have limitations on repeated use. Durable virtual items are items, such as furniture, clothes, etc. that are accessible to the player over an extended period of time and that remain in the game for as long as the player continues to play.

The initial download of the mobile game from the Digital Storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criteria thus creating a contract under ASC 606. We have identified the following performance obligations in these contracts:

(1)	Ongoing game related services such as hosting of game play, storage of customer content, when and if available content updates, maintaining the virtual currency management engine, tracking gameplay statistics, matchmaking as it relates to multiple player gameplay, etc.

(2)	Obligation to the paying player to continue displaying and providing access to the virtual items within the game.

Neither of these obligations are considered distinct since the actual mobile game and the related ongoing services are both required to purchase and benefit from the related virtual items. As such, our performance obligations represent a single combined performance obligation which is to make the game and the ongoing game related services available to the players. The transaction price, which is the amount paid for the virtual items by the player, is allocated entirely to the single combined performance obligation. We recognize revenue for durable virtual items over the estimated average playing period of paying users on a per title basis. Our revenue from consumable virtual items has been insignificant. Based on our analysis, the estimated weighted average useful life of a paying user ranges from four to eight months.

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

This model requires the stratification of user data into active and inactive paying users on a per title basis. Active users are those who are active in the game for the past 30 days as of the evaluation date. The remaining users are considered inactive and deemed to have churned from the game. These users are treated mathematically differently in the model than those who are still active. A distribution curve is then fit to the user data to estimate the average playing period of paying users on a per title basis.

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

While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future if a titles’ user characteristics change. Any adjustments arising from changes in the estimates of the average playing period for paying users would be applied to the current quarter and prospectively on the basis that such changes are caused by new information that indicates a change in user behavior patterns compared to historical titles. Any changes in our estimates of the useful life of virtual items in a certain title may result in revenue being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

Principal Agent Considerations

We evaluated our Digital Storefront and advertising service provider agreements under ASC 606 in order to determine if we are acting as the principal or as an agent when selling virtual items or advertisements within our games. We primarily use Digital Storefronts for distributing our smartphone games and for enabling players to purchase virtual items and advertising service providers to serve advertisements within our games. We evaluated the following factors to assess whether we control each specified good or service before that good or service is transferred to the customer:

●	the party responsible for the fulfillment of the virtual items, game related services, or serving of advertisements;
●	the party having the discretion to set pricing with the end-users; and
●	the party having inventory risk before the specified good or service have been transferred to a customer.

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

Stock-Based Compensation

We apply the fair value provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and performance-based stock options (“PSOs”). The number of PSUs and PSOs earned and eligible to vest will be determined based on achievement of specified financial performance measures. ASC 718 requires companies to estimate the fair value of stock-option awards on the grant date using an option pricing model. The fair value of stock options and PSOs and stock purchase rights granted pursuant to our equity incentive plans and 2007 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

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

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019	2018
Revenue by Type	(In thousands)
In-App Purchases	$360,598	$316,157
Advertisements and Offers	50,728	50,121
Other	55	283
Total revenue	$411,381	$366,561

Our revenue increased $44.8 million, or 12.2%, from $366.6 million for the year ended December 31, 2018 to $411.4 million for the year ended December 31, 2019, which was primarily related to a $44.4 million increase in our revenue from in-app purchases (micro-transactions) and a $607,000 increase in our revenues from advertisements and offers. The increase in revenue was primarily related to our three growth games, Design Home, the Tap Sports Baseball franchise and Covet Fashion, as well as the launch of new titles Diner DASH Adventures and WWE Universe in 2019. Revenue from our three growth games increased by $58.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. Revenue from the new titles launched in 2019 was $23.8 million during the year ended December 31, 2019. These increases were partially offset by a $37.4 million aggregate decline in revenue from catalog titles such as Kim Kardashian: Hollywood, Restaurant Dash with Gordon Ramsay, Cooking Dash, Racing Rivals, Deer Hunter 2018 (originally launched as Deer Hunter 2016), Deer Hunter Classic, and Kendall & Kylie, etc.

In 2019, Design Home, the Tap Sports Baseball franchise and Covet Fashion were our top three revenue-generating games and comprised 42.2%, 21.0% and 15.2%, respectively, of our revenue for the period. In 2018, Design Home, the Tap Sports Baseball franchise, and Covet Fashion were our top three revenue-generating games and comprised 39.7%, 18.9% and 13.4%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during either period.

International revenue (defined as revenue generated from distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the Digital Storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $4.7 million, from $86.3 million in the year ended December 31, 2018 to $91.0 million in the year ended December 31, 2019. This was primarily related to a $4.1 million increase in our EMEA revenue, and a $3.3 million increase in our revenue from Americas, excluding the United States, partially offset by a $2.7 million decrease in our APAC revenue. These increases were primarily related to increased revenue from our growth games.

Cost of Revenue

	Year Ended December 31,
	2019	2018
	(In thousands)
Cost of revenue:
Platform commissions, royalties and other	$140,655	$128,445
Impairment of prepaid royalties and minimum guarantees	457	711
Amortization and impairment of intangible assets	4,387	9,119
Total cost of revenue	$145,499	$138,275
Revenue	$411,381	$366,561
Gross margin	64.6%	62.3%

Our cost of revenue increased by $7.2 million, or 5.2%, from $138.3 million in the year ended December 31, 2018 to $145.5 million in the year ended December 31, 2019. This increase was primarily due to a $12.8 million increase in platform commission fees due to a higher volume of revenue transactions through the Digital Storefronts and a $511,000 increase in hosting costs. These increases were partially offset by a $5.0 million decrease in amortization and impairment of intangible assets and prepaid royalties and a $1.0 million decrease in expense related to warrants issued to certain celebrities.

The royalties we paid to licensors decreased by less than $100,000, or 0.1%, from $25.4 million in the year ended December 31, 2018 to $25.3 million in the year ended December 31, 2019. This slight decrease was due to a larger percentage of our revenue being attributable to original intellectual property titles that are not royalty burdened, such as Design Home and Covet Fashion. We expect our cost of revenue to increase in 2020 primarily due to higher royalty payments and hosting fees.

Research and Development Expenses

	Year Ended December 31,
	2019	2018
	(In thousands)
Research and development expenses	$95,127	$94,934
Percentage of revenue	23.1%	25.9%

Our research and development expenses increased $193,000, or 0.2%, from $94.9 million in the year ended December 31, 2018 to $95.1 million in the year ended December 31, 2019. This was primarily attributable to a $3.5 million increase in payroll related costs mainly due to increase in headcount, salary bonuses, and certain employee benefit costs and a $3.3 million increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a $3.3 million decrease in outside services primarily related to lower external development costs, a $2.3 million decrease in stock compensation expense mainly related to the decrease in vesting probability of certain performance-based equity awards, and a $947,000 decrease in tax expense due to a tax credit related to one of the foreign jurisdictions in which we do business. As a percentage of revenue, research and development expenses decreased from 25.9% in the year ended December 31, 2018 to 23.1% in the year ended December 31, 2019. We expect our research and development expenditures to increase in absolute dollars in 2020 primarily due to an increase in headcount.

Sales and Marketing Expenses

	Year Ended December 31,
	2019	2018
	(In thousands)
Sales and marketing expenses	$140,298	$113,860
Percentage of revenue	34.1%	31.1%

Our sales and marketing expenses increased $26.4 million, or 23.2%, from $113.9 million in the year ended December 31, 2018 to $140.3 million in the year ended December 31, 2019. This was primarily attributable to an increase of $22.9 million in user acquisition and other marketing expenditures primarily related to a significant investment in user acquisition for our three growth games and Diner DASH Adventures following its global launch in June 2019, partially offset by a decrease in user acquisition expenditures on our catalog titles, a $1.7 million increase in professional costs due to increased use of consultants for customer care activities, a $1.4 million increase in payroll related costs mainly due to the increase in headcount and related employee benefit costs, and a $768,000 increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a decrease in stock compensation expense of $1.1 million mainly related to the decrease in vesting probability of certain performance-based equity awards. As a percentage of revenue, sales and marketing expenses increased from 31.1% in the year ended December 31, 2018 to 34.1% in the year ended December 31, 2019. We expect our sales and marketing expenses to increase in absolute dollars in 2020 primarily due to higher user acquisition expenditures related to expected launch of new titles such as Disney Sorcerer’s Arena, MLB Tap Sports Baseball 2020 and the next iteration of Deer Hunter during 2020.

General and Administrative Expenses

	Year Ended December 31,
	2019	2018
	(In thousands)
General and administrative expenses	$23,216	$31,667
Percentage of revenue	5.6%	8.6%

Our general and administrative expenses decreased $8.5 million, or 26.7%, from $31.7 million in the year ended December 31, 2018 to $23.2 million in the year ended December 31, 2019. This was primarily attributable to a $3.8 million decrease in stock-based compensation expense mainly related to the decrease in vesting probability of certain performance-based equity awards, a $2.7 million decrease in professional fees mainly due to lower accounting and consulting costs, a $2.6 million decrease in allocated charges for equipment, facilities and depreciation, a $741,000 decrease in indirect tax related expenses, and a $710,000 decrease in legal expenses due to the settlement of the lawsuit filed against us related to our acquisition of Crowdstar. These decreases were partially offset by an increase of $1.4 million in payroll related costs and a $544,000 increase in other operating expenses. As a percentage of revenue, general and administrative expenses decreased from 8.6% in the year ended December 31, 2018 to 5.6% in the year ended December 31, 2019. We expect our general and administrative expenses to increase slightly in absolute dollars in 2020 as compared to 2019 primarily due to increase in headcount.

Restructuring Charges

During the year ended December 31, 2019, no restructuring charges were recorded. During the year ended December 31, 2018, we recorded $240,000 of restructuring charges related to employee termination and lease termination costs for our Long Beach, California office.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, changed from a net expense of $235,000 in the year ended December 31, 2018 to a net income of $2.1 million in the year ended December 31, 2019. Interest and other income, net during the year ended December 31, 2019 was primarily attributable to $2.3 million in interest income on money market funds and other investments, partially offset by $159,000 in foreign translation losses. In the year ended December 31, 2018, interest and other expense, net was attributable to $581,000 of currency losses for the revaluation of certain account balances, $160,000 related to certain transition expenses, offset by $505,000 of interest income from our money market investment accounts.

Income Tax Provision

Our income tax expense decreased from $549,000 in 2018 to $471,000 in 2019. The income tax expense in 2019 was mainly attributable to changes in pre-tax income in the United States and certain foreign entities reduced by a benefit as a result of releasing the tax reserves in relation to closing a foreign subsidiary.  The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows generated from operating activities	35,181	32,286
Cash flows used in investing activities	(5,438)	(636)
Cash flows (used in) / generated from financing activities	(443)	2,181

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. We recorded a net income of $8.9 million in the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $431.6 million.

Operating Activities

In 2019, net cash generated from operating activities was $35.2 million, which was primarily due to an increase in deferred revenue of $11.9 million mainly attributable to an increase in revenue from titles with longer useful lives, net income of $8.9 million, an increase in accounts payable and accrued liabilities of $3.1 million mainly due to the timing of payments to our vendors, and other assets and adjustments for non-cash items including stock based compensation expense of $17.4 million, amortization and impairment of intangible assets of $4.4 million, depreciation of $4.2 million and non-cash lease expense of $3.3 million. These changes were partially offset by a $6.6 million decrease in accrued compensation due to lower variable compensation expense, a $3.4 million increase in deferred platform commission fees attributable to higher bookings, a decrease of $3.0 million in lease liability, a $2.0 million increase in accounts receivable due to the timing of payments from our customers, and a $2.0 million increase in other prepaid expenses.

In 2018, net cash generated from operating activities was $32.3 million, which was primarily due to an increase in deferred revenue of $17.9 million mainly attributable to an increase in revenue from titles with longer useful lives, a $7.0 million decrease in accounts receivable due to the timing of payments from our customers, a $1.3 million decrease in other prepaid expenses, and adjustments for non-cash items including stock based compensation expense of $24.6 million, amortization and impairment of intangible assets of $9.1 million, depreciation of $3.9 million and warrant expense of $1.0 million. These changes were partially offset by $13.2 million of net loss, a $10.2 million decrease in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors, a $5.4 million increase in deferred platform commission fees attributable to higher bookings, a $2.7 million decrease in accrued compensation, a $1.8 million increase in prepaid and deferred royalties and a $947,000 decrease in accrued royalties.

Investing Activities

Our primary investing activities have consisted of acquisition/divestiture of mobile gaming companies and purchases of property and equipment and leasehold improvements for our offices.

In 2019, we used $5.4 million of cash for investing activities primarily related to property and equipment purchases.

In 2018, we used a net cash of $636,000 for investing activities primarily related to property and equipment purchases of $3.4 million partially offset by proceeds of $2.7 million from the divestiture of our Moscow studio.

Financing Activities

In 2019, net cash used from financing activities was $443,000 which was primarily due to $8.4 million of taxes paid related to net share settlement of RSUs. These cash outflows were partially offset by $8.0 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

In 2018, net cash generated from financing activities was $2.2 million which was primarily due to $9.3 million in proceeds received from option exercises and purchases under our employee stock purchase plan. These cash inflows were partially offset by $7.1 million of taxes paid related to net share settlement of RSUs.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $127.1 million as of December 31, 2019. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $2.5 million as of December 31, 2019, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, because their earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash generated by our operations.  We believe our cash and cash equivalents and cash generated by our operations will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue. We expect to continue to use cash to fund minimum guaranteed royalty payments during 2020 as milestone payments become due on games we publish and/or develop that incorporate licensed property, as well as to fund the purchase price of any acquisitions. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2019:

	Payments Due by Period from December 31, 2019
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations (1), (2)	$53,057	$4,500	$13,926	$14,138	$20,493
Guaranteed royalties (3)	40,150	11,540	22,460	6,150	—
Total contractual obligations	$93,207	$16,040	$36,386	$20,288	$20,493
(1)	We have entered into a sub-lease agreement for one of our U.S. offices. The future obligation amounts are net of the sub-lease payments.
(2)	The amount of tenant improvement allowance expected to be received in the first quarter of 2020 for one of our office leases is netted off against the future obligations amount.
(3)	We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games and other software applications for mobile devices. These agreements typically require us to make non-refundable, but recoupable payments of minimum guaranteed royalties or license fees as up-front payments or over the term of the agreement.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that are not already disclosed in this report.

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

Recent Accounting Pronouncements

 Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and the subsequent modifications are identified as “ASC 842”. ASC 842 requires lessees to recognize most leases as assets and liabilities on the balance sheet. We adopted ASC 842 and its related amendments effective on January 1, 2019 using the modified retrospective transition approach. See Note 9 “Leases” for the required disclosures related to the impact of adopting this standard and a discussion of our updated policies related to leases.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Loss to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The guidance is effective for us beginning in fiscal 2019, including interim periods within that fiscal year. We adopted this new standard on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (“ASC”). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and are effective upon issuance of the guidance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We adopted this new standard on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2019, $127.1 million of our cash and cash equivalents was held in operating bank accounts and money market funds earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2019, our cash and cash equivalents were primarily maintained by financial institutions in the United States, Canada, India and Hong Kong, and our current deposits are likely in excess of insurance limits.

Our accounts receivable primarily relate to revenue earned from Digital Storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the Digital Storefronts’ financial condition but generally require no collateral from them. At December 31, 2019, Apple Inc., or Apple, accounted for 47.2%, Google Inc., or Google, accounted for 28.5% and Tapjoy Inc., or Tapjoy accounted for 17.8% of total accounts receivable. At December 31, 2018, Apple accounted for 40.8%, Google accounted for 30.3% and Tapjoy accounted for 21.1% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2019 and 2018, some of these currencies fluctuated significantly. Our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar, or USD, could have and have had a material impact on our results of operations.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations the Indian Rupee versus the USD and the Canadian Dollar versus the USD. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in interest and other income/(expense), net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income/(loss) in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

GLU MOBILE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Glu Mobile Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Glu Mobile Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income/(loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of the Average Playing Period of Paying Users Associated with Durable Virtual Items

As described in Notes 1 and 5 to the consolidated financial statements, the Company generates revenue through in-application purchases within its games. The Company sells both consumable and durable virtual items. The Company’s revenue from consumable virtual items has been insignificant. Durable virtual items are items that are accessible to the player over an extended period of time and that remain in the game for as long as the player continues to play. Revenue from durable virtual items amounted to $361 million for the year ended December 31, 2019. The Company’s performance obligations represent a single combined performance obligation, which is to make the game and the ongoing game-related services available to the players. The Company recognizes revenue from durable virtual items over the estimated average playing period of paying users on a per title basis. Management uses the “survival analysis” model to estimate the average playing period for paying users, which statistically estimates the average playing period of each title by analyzing the historical behavior patterns of paying users. This model requires stratification of user data into active and inactive paying users on a per title basis, in which management considers that active users are those who are active in the game for the past 30 days as of the evaluation date, and the remaining users are considered inactive.

The principal considerations for our determination that performing procedures relating to the estimation of the average playing period of paying users associated with durable virtual items is a critical audit matter are (i) there was significant judgment by management in the application of the “survival analysis” model; (ii) there was a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s estimate, including the significant assumption used to determine active and inactive paying users; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included (i) testing the effectiveness of controls relating to the estimation of the average playing period of paying users associated with durable virtual items, including controls over the development of the significant assumption used to determine active and inactive paying users in the “survival analysis” model; (ii) testing management’s process for estimating the average playing period of paying users associated with durable virtual items, including testing management’s method of obtaining and analyzing the data, the significant assumption relating to the stratification of user data into active and inactive paying users, and the completeness and accuracy of the user data; and (iii) using professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the model, the reasonableness of the significant assumption relating to the stratification of user data into active and inactive paying users on a per title basis.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2020

We have served as the Company’s auditor since 2003, which includes periods before the Company became subject to SEC reporting requirements.

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$127,053	$97,834
Accounts receivable, net	29,304	27,325
Prepaid royalties	15,347	8,520
Deferred royalties	5,067	4,410
Deferred platform commission fees	29,239	25,862
Restricted cash	—	110
Prepaid expenses and other assets	8,629	6,940
Total current assets	214,639	171,001
Property and equipment, net	17,643	13,888
Operating lease right of use assets	35,170	—
Long-term prepaid royalties	26,879	1,667
Other long-term assets	2,733	2,505
Intangible assets, net	4,758	9,145
Goodwill	116,227	116,227
Total assets	$418,049	$314,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,892	$10,480
Accrued liabilities	643	1,384
Accrued compensation	11,260	17,896
Accrued royalties	20,802	14,139
Accrued restructuring	—	294
Short-term operating lease liabilities	3,528	—
Deferred revenue	97,629	85,736
Total current liabilities	150,754	129,929
Long-term accrued royalties	26,842	1,649
Long-term operating lease liabilities	37,351	—
Other long-term liabilities	15	5,542
Total liabilities	214,962	137,120

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2019 and December 31, 2018; 147,778 and 143,870 shares issued and outstanding at December 31, 2019 and December 31, 2018	15	14
Additional paid-in capital	634,721	617,781
Accumulated other comprehensive (loss)/income	(37)	1
Accumulated deficit	(431,612)	(440,483)
Total stockholders’ equity	203,087	177,313
Total liabilities and stockholders’ equity	$418,049	$314,433

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$411,381	$366,561	$286,827
Cost of revenue:
Platform commissions, royalties and other	140,655	128,445	103,499
Impairment of prepaid royalties and minimum guarantees	457	711	27,323
Impairment and amortization of intangible assets	4,387	9,119	10,331
Total cost of revenue	145,499	138,275	141,153
Gross profit	265,882	228,286	145,674
Operating expenses:
Research and development	95,127	94,934	92,420
Sales and marketing	140,298	113,860	104,356
General and administrative	23,216	31,667	34,425
Restructuring charge	—	240	6,019
Total operating expenses	258,641	240,701	237,220
Income/(loss) from operations	7,241	(12,415)	(91,546)
Interest and other income/(expense), net	2,101	(235)	(6,850)
Income/(loss) before income taxes	9,342	(12,650)	(98,396)
Income tax (provision)/benefit	(471)	(549)	826
Net income/(loss)	$8,871	$(13,199)	$(97,570)

Net income/(loss) per common share - basic	$0.06	$(0.09)	$(0.72)
Net income/(loss) per common share - diluted	$0.06	$(0.09)	$(0.72)

Weighted average common shares outstanding:
Basic	145,838	141,402	135,715
Diluted	157,383	141,402	135,715

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income/(loss)	$8,871	$(13,199)	$(97,570)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(38)	7	(252)	(1)
Other comprehensive income/(loss)	(38)	7	(252)
Comprehensive income/(loss)	$8,833	$(13,192)	$(97,822)

(1)Includes release of cumulative translation adjustment upon substantial liquidation / winding down of the Company’s foreign subsidiaries which is recognized in interest and other expense, net in the Company’s consolidated statement of operations for the year ended December 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other
				Compre-
			Additional	hensive		Total
	Common Stock		Paid-In	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(loss)	Deficit	Equity
Balances at December 31, 2016	134,001	$13	$571,243	$246	$(338,688)	$232,814
Net loss	-	-	-	-	(97,570)	(97,570)
Stock-based compensation expense	-	-	14,845	-	-	14,845
Issuance of common stock upon exercise of stock options	1,083	-	2,564	-	-	2,564
Issuance of common stock upon exercise of warrants	1,000	-	3,000	-	-	3,000
Taxes paid related to net share settlement of equity awards	1,767	1	(3,369)	-	-	(3,368)
Issuance of common stock pursuant to Employee Stock Purchase Plan	894	-	1,567	-	-	1,567
Non-cash warrant expense	-	-	260	-	-	260
Cumulative effect adjustment from adoption of ASU 2016-09	-	-	(148)	-	148	-
Other comprehensive loss	-	-	-	(252)	-	(252)
Balances at December 31, 2017	138,745	$14	$589,962	$(6)	$(436,110)	$153,860
Net loss	-	-		-	(13,199)	(13,199)
Stock-based compensation expense	-	-	24,592	-	-	24,592
Issuance of common stock upon exercise of stock options	2,721	-	6,922	-	-	6,922
Taxes paid related to net share settlement of equity awards	1,634	-	(7,097)	-	-	(7,097)
Issuance of common stock pursuant to Employee Stock Purchase Plan	770	-	2,356	-	-	2,356
Non-cash warrant expense	-	-	1,046	-	-	1,046
Cumulative effect adjustment from adoption of ASU 2014-09	-	-	-	-	8,826	8,826
Other comprehensive income	-	-	-	7	-	7
Balances at December 31, 2018	143,870	$14	$617,781	$1	$(440,483)	$177,313
Net income	-	-		-	8,871	8,871
Stock-based compensation expense	-	-	17,383	-	-	17,383
Issuance of common stock upon exercise of stock options	1,723	1	4,553	-	-	4,554
Taxes paid related to net share settlement of equity awards	1,457	-	(8,408)	-	-	(8,408)
Issuance of common stock pursuant to Employee Stock Purchase Plan	728	-	3,412	-	-	3,412
Other comprehensive loss	-	-	-	(38)	-	(38)
Balances at December 31, 2019	147,778	$15	$634,721	$(37)	$(431,612)	$203,087

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income/(loss)	$8,871	$(13,199)	$(97,570)
Adjustments to reconcile net income/(loss) to net cash generated/(used in) operating activities:
Depreciation	4,225	3,855	3,195
Impairment and amortization of intangible assets	4,387	9,119	10,331
Stock-based compensation	17,383	24,592	15,063
Warrant expense	—	1,046	631
Net loss from the sale of a foreign subsidiary	—	—	6,468
Other non-cash adjustments	156	1,095	(1,577)
Impairment of prepaid royalties and minimum guarantees	457	711	27,323
Non-cash lease expense	3,348	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,975)	7,028	(13,061)
Prepaid royalties	389	(947)	(18,868)
Deferred royalties	(657)	(835)	(1,088)
Deferred platform commission fees	(3,377)	(5,416)	(8,876)
Prepaid expenses and other assets	(1,957)	1,345	(4,151)
Accounts payable, accrued restructuring, and other accrued liabilities	3,090	(10,709)	5,223
Accrued compensation	(6,636)	(2,707)	8,094
Accrued royalties	(1,029)	(947)	4,125
Deferred revenue	11,893	17,947	32,539
Other long-term liabilities	(365)	308	3,963
Operating lease liabilities	(3,022)	—	—
Net cash generated from/(used in) operating activities	35,181	32,286	(28,236)

Cash flows from investing activities:
Purchase of property and equipment	(5,283)	(3,362)	(11,344)
Proceeds from divestiture of Moscow studio	—	2,726	—
Net cash paid for acquisitions	—	—	(1,659)
Other investing activities	(155)	—	(1,410)
Net cash used in investing activities	(5,438)	(636)	(14,413)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	7,965	9,278	4,131
Taxes paid related to net share settlement of equity awards	(8,408)	(7,097)	(3,368)
Proceeds from exercise of stock warrants and issuance of common stock	—	—	3,000
Net cash (used in)/generated from financing activities	(443)	2,181	3,763

Effect of exchange rate changes on cash	(191)	(253)	(162)
Net increase/(decrease) in cash, cash equivalents and restricted cash	29,109	33,578	(39,048)
Cash, cash equivalents and restricted cash at beginning of period	97,944	64,366	103,414
Cash, cash equivalents and restricted cash at end of period	$127,053	$97,944	$64,366

Supplemental disclosures of cash flow information
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$3,633	$1,101	$1,350
Income taxes paid	$723	$382	$365

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

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates and assumptions reflected in the financial statements include, but are not limited to, estimation of the average playing period of paying users associated with durable virtual items, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, valuation and realizability of deferred tax assets and uncertain tax positions, fair value of stock awards issued, fair value of warrants issued, accounting for business combinations, evaluating goodwill, long-lived assets for impairment, and realization of prepaid royalties and fair value of investments. Actual results may differ from these estimates and these differences may be material.

Revenue Recognition

The Company generates revenue through in-application purchases (“in-app purchases”) within its games on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s free-to-play games through Digital Storefronts. The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads, and offers.

The Company adopted Accounting Standard Codification Topic 606, Revenue with Contracts with Customers (“ASC 606”) and its related amendments effective January 1, 2018 using a modified retrospective method. The reported results for the year ended December 31, 2018 reflect the application of ASC 606 guidance while the reported results for the year ended December 31, 2017 were prepared under the guidance of Accounting Standard Codification 605 (“ASC 605”), Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance".

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

ASC 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). Revenue recognized relating to performance obligations satisfied in prior periods was $0 for the year ended December 31, 2019 and December 31, 2018, respectively.

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

In-App Purchases

Users can download the Company’s free-to-play games within the Digital Storefronts and pay to acquire virtual currency, which can be redeemed in the game for virtual goods, or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. The Company sells both consumable and durable virtual items and receives reports from the Digital Storefronts, which breakdown the various purchases made from the Company’s games over a given time period. The Company reviews these reports and determines on a per-item basis whether the purchase was a consumable virtual item or a durable virtual item. Consumable virtual items are items that are consumed at a predetermined time or otherwise have limitations on repeated use. Durable virtual items are items, such as furniture, clothes, etc. that are accessible to the player over an extended period of time and that remain in the game for as long as the player continues to play.

The initial download of the mobile game from the Digital Storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606. The Company has identified the following performance obligations in these contracts:

1.	Ongoing game related services such as hosting of game play, storage of customer content, when and if available content updates, maintaining the virtual currency management engine, tracking gameplay statistics, matchmaking as it relates to multiple player gameplay, etc.
2.	Obligation to the paying player to continue displaying and providing access to the virtual items within the game.

Neither of these obligations are considered distinct since the actual mobile game and the related ongoing services are both required to purchase and benefit from the related virtual items. As such, the Company’s performance obligations represent a single combined performance obligation which is to make the game and the ongoing game related services available to the players. The transaction price, which is the amount paid for the virtual items by the player, is allocated entirely to the single combined performance obligation. The Company recognizes revenue for durable virtual items over the estimated average playing period of paying users on a per title basis.  The Company’s revenue from consumable virtual items has been insignificant over the previous three years. The Company has estimated the useful life of a paying user between four and eight months.

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

This model requires the stratification of user data into active and inactive paying users on a per title basis. Active users are those who are active in the game for the past 30 days as of the evaluation date. The remaining users are considered inactive and deemed to have churned from the game. These users are treated mathematically differently in the model than those who are still active. A distribution curve is then fit to the user data to estimate the average playing period of paying users on a per title basis.

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

While the Company believes its estimates to be reasonable based on available game player information, it may revise such estimates in the future if a titles’ user characteristics change. Any adjustments arising from changes in the estimates of the average playing period for paying users would be applied to the current quarter and prospectively on the basis that such changes are caused by new information that indicates a change in user behavior patterns compared to historical titles. Any changes in the Company’s estimates of the useful life of virtual items in a certain title may result in revenue being recognized on a basis different from prior periods’ and may cause its operating results to fluctuate.

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

●	the party responsible for the fulfillment of the virtual items, game related services, or serving of advertisements;
●	the party having the discretion to set pricing with the end-users; and
●	the party having inventory risk before the specified good or service have been transferred to a customer.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market funds. The Company considers all investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. Deposits held with financial institutions often exceed the amount of insurance on these deposits.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable.

The Company derives its accounts receivable from revenue earned from customers located worldwide. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company bases its allowance for doubtful accounts on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company writes off accounts receivable balances against the allowance when it determines that the amount will not be recovered.

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Year Ended December 31,
	2019	2018	2017
Apple	54.4%	54.7%	54.2%
Google	33.5%	31.3%	30.3%

At December 31, 2019, Apple Inc. (“Apple”), Google Inc. (“Google”), and Tapjoy Inc. (“Tapjoy”) accounted for 47.2%, 28.5%, and 17.8%, respectively, of total accounts receivable. At December 31, 2018, Apple, Google and Tapjoy accounted for 40.8%, 30.3%, and 21.1%, respectively, of total accounts receivable. No other customer represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Foreign Currencies

The functional currency of each of the Company’s wholly owned subsidiaries is either the applicable local currency or the U.S. dollar. In preparing its consolidated financial statements, the Company translates the financial statements of its foreign subsidiaries from their functional currencies, the local currency, into U.S. Dollars. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included as a component of accumulated other comprehensive income/(loss) within stockholders’ equity. However, if adjustments arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency, any gain or loss associated with the translation of these financial statements would be included in interest and other income/(expense), net within the Company’s consolidated statements of operations. The foreign currency translation adjustments were not material for the year ended December 31, 2019.

Cumulative foreign currency translation adjustments include any gain or loss associated with the translation of a subsidiary’s financial statements when the functional currency of a subsidiary is the local currency. If the Company disposes of any of its subsidiaries, any cumulative translation gains or losses would be realized and recorded in other income (expense) within the Company’s consolidated statement of operations in the period during which the disposal occurs. If the Company determines that there has been a change in the functional currency of a subsidiary from a local currency to the U.S. Dollar, any translation gains or losses arising after the date of change would be included in interest and other income/(expense), net within the Company’s consolidated statement of operations.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate revenue generated from end users. In accordance with Accounting Standard Codification 440-10, Commitments (“ASC 440-10”), the Company recorded a minimum guaranteed royalty liability of $40,150 and $7,304 as of December 31, 2019 and 2018, respectively. The balance is included in accrued royalties and long-term accrued royalties on the Company’s consolidated balance sheet. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The classification of minimum royalty payment obligations between long-term and short-term is determined based on the expected timing of recoupment of earned royalties calculated on projected revenue for the licensed IP games.

Each quarter, the Company evaluates the realization of its prepaid royalties as well as any recognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenue, cash flows and net margins to evaluate the future realization of prepaid royalties, license fees, and guarantees. This evaluation considers multiple factors such as the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices published by the Company and its competitors and/or other game platforms (e.g., consoles and personal computers) utilizing the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenue in the period in which impairment is indicated. The Company recorded impairment charges to cost of revenue of $457, $711, and $27,323 related to prepaid guaranteed royalties for certain of its celebrity license agreements, and certain other prepaid royalties during the years ended December 31, 2019, 2018, and 2017, respectively.

Goodwill and Intangible Assets

In accordance with Accounting Standard Codification 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment test as of September 30th each year, at the reporting unit level, which is at the company level as a whole, since it operates in a single reporting segment. The impairment review involves a multiple-step process as follows:

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

In 2019, 2018, and 2017, the Company did not record any goodwill impairment charges as it was determined that it was more likely than not that the fair values of the reporting units exceeded their respective carrying values.

Purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from three to seven years and are reviewed for impairment in accordance with Accounting Standard Codification 360, Property, Plant and Equipment (“ASC 360”).

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over expected discounted future cash flows, or if applicable, the quoted market price from those assets. The Company has not recorded any such impairment charge during the years presented.

Property and Equipment

The Company states property and equipment at cost less accumulated depreciation and amortization. The Company computes depreciation or amortization using the straight-line method over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the lease term of the respective assets, whichever is shorter. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

The depreciation and amortization periods for the Company’s property and equipment are as follows:

Computer equipment	Three years
Computer software	Two to Three years
Furniture and fixtures	Three years
Leasehold improvements	Shorter of the estimated useful life or remaining term of lease

Internal Use Software

The Company capitalizes internal use software development costs in accordance with Accounting Standard Codification 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”) and Accounting Standards Update 2015-05, Cloud Computing Arrangements (“ASU 2015-05”). The Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions, which the Company equates to the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use. The Company believes the straight-line recognition method best approximates the manner in which the expected benefit will be derived. The Company capitalized certain internal use software costs totaling approximately $1,216, $65, and $924 during the years ended December 31, 2019, 2018, and 2017, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2019, 2018 and 2017, the amortization of capitalized software costs totaled approximately $809, $896, and $1,031, respectively. Capitalized internal use software development costs are included in property and equipment, net.

Research and Development Costs

The Company charges costs related to research, design and development of products to research and development expense as incurred. The types of costs included in research and development expenses include personnel-related expenses such as salaries and benefits related to product development employees, third party development cost, contractor fees, and allocated facilities costs.

Software Development Costs

The Company applies the principles of Accounting Standard Codification 985-20, Software-Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development for software to be sold, leased or otherwise marketed be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its games. Under this approach, the Company does not consider a game in development to have passed the technological feasibility milestone until the Company has completed a model of the game that contains essentially all the functionality and features of the final game and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a game for sale; thus, the Company has expensed all software development costs as incurred.

Stock-Based Compensation

The Company applies the fair value provisions of Accounting Standard Codification 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance stock options (“PSOs”), and employee stock purchase plan (“ESPP”). The number of PSUs and PSOs earned and eligible to vest is determined based on achievement of specified financial performance measures. The fair value of stock options and PSOs and stock purchase rights granted pursuant to the Company’s equity incentive plans and 2007 Employee Stock Purchase Plan, respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $117,979, $95,037, and $88,775 in the years ended December 31, 2019, 2018, and 2017, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under ASC 740, the Company determines deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which it expects the differences to reverse. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize.

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

Restructuring

The Company accounts for costs associated with employee terminations and other exit activities in accordance with Accounting Standard Codification 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company records employee termination benefits as an operating expense when it communicates the benefit arrangement to the employee and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits.

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) included foreign currency translation adjustments from those subsidiaries not using the U.S. Dollar as their functional currency, and a reclassification to net income/(loss) from the write-off of cumulative translation adjustment.

Business Combinations

The Company applies the accounting standard related to business combinations, Accounting Standard Codification 805, Business Combinations (“ASC 805”). The standard requires:

●	recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings;
●	acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred;
●	in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and
●	that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

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

Operating Leases

The Company determines if an arrangement is a lease at inception. Its operating lease agreements are primarily for real estate space and are included within operating lease right of use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets.

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

The Company adopted Accounting Standard Codification 842, Leases (“ASC 842”) effective January 1, 2019 using the modified retrospective transition approach and chose to account for the impact of the adoption as of the effective date. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for 2018 were prepared under the guidance of Accounting Standard Codification 840, Leases (“ASC 840”), which is also referred to herein as "legacy GAAP" or the "previous guidance".

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and the subsequent modifications are identified as “ASC 842”. ASC 842 requires lessees to recognize most leases as assets and liabilities on the balance sheet. The Company adopted ASC 842 and its related amendments effective on January 1, 2019 using the modified retrospective transition approach. See Note 9 “Leases” for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to leases.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Loss to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The Company adopted this new standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and are effective upon issuance of the guidance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company adopted this new standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance clarifies the accounting treatment for implementation, set-up, and other upfront costs incurred in computing arrangements (hosting arrangements) that are service contracts. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

	Year Ended December 31,
	2019	2018	2017
Net income/(loss)	$8,871	$(13,199)	$(97,570)
Shares used to compute net income/(loss) per share:
Weighted average shares used to compute basic net income/(loss) per share	145,838	141,402	135,715
Dilutive potential common shares	11,545	—	—
Weighted average shares used to compute diluted net income/(loss) per share	157,383	141,402	135,715

Basic net income/(loss) per share	$0.06	$(0.09)	$(0.72)
Diluted net income/(loss) per share	$0.06	$(0.09)	$(0.72)

The following equity awards outstanding at the end of each period presented have been excluded from the computation of net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Warrants to purchase common stock	1,292	1,600	3,267
Options to purchase common stock	2,303	18,491	16,932
RSUs	659	3,021	5,812
PSOs	2,369	3,512	—
PSUs	38	711	—
ESPP	369	283	376
Total	7,030	27,618	26,387

NOTE 3 — BUSINESS COMBINATIONS / DIVESTITURE

Divestiture of Moscow Studio

On December 31, 2017, the Company entered into the following agreements related to the divestiture of its Moscow-based game development studio (the “Moscow Studio”) through the sale of its wholly-owned UK subsidiary Glu Mobile (Russia) Limited (“GMRL”):

●	Share Purchase Agreement (the “SPA”) between the Company and Saber Interactive (“Saber”);
●	Transitional Services Agreement (the “TSA”) among the Company, Saber and MGL My.com (Cyprus) Limited (“MGL”); and
●	Asset Purchase and License Agreement (the “APLA”) between the Company and MGL.

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

In connection with the divestiture, the Company recorded a loss of $6,459 in the year ended December 31, 2017, which is included in other expense on the consolidated statement of operations. This was primarily comprised of a $10,000 charge related to the assignment of one of the contracts related to the male celebrity, a $1,220 charge related to the write-off of goodwill associated with the Moscow studio and a $479 charge related to the write-off of net assets associated with the Moscow studio. These charges were partially offset by $3,226 in cash paid by Saber and MGL, $1,500 related to the assumption of obligations by MGL under the contract related to the male celebrity, and $514 related to the transition services provided by Saber.

In connection with the activities related to the transition under the TSA, the Company recorded the following expenses in the year ended December 31, 2018:

●	$500 related to bonuses that became due to the employees of the Moscow Studio and GMRL;
●	$514 related to the vesting of 147 shares subject to equity awards held by certain employees of the Moscow Studio and GMRL; and
●	$515 related to the amortization of transition services assets that were capitalized as part of the transaction consideration.

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

Pro Forma Financial Information

The results of operations for Dairy Free and the estimated fair market values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since the date of acquisition. For the year ended December 31, 2017 and since the date of its acquisition, Dairy Free had no impact on the Company’s gross revenue and increased the Company’s net losses by $1,081. The unaudited pro forma financial information below includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

Year ended December 31,
(unaudited)
2017
Total pro forma revenue	$286,827
Pro forma net loss	(98,450)
Pro forma net loss per share - basic	(0.73)
Pro forma net loss per share - diluted	(0.73)

NOTE 4 — FAIR VALUE MEASUREMENTS

As of December 31, 2019, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2019
Financial Assets
Cash and cash equivalents	$127,053	$—	$—	$127,053
Other investments	—	—	1,565	1,565
Total financial assets	$127,053	$—	$1,565	$128,618

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

The Company’s cash and cash equivalents, which were held in operating bank accounts and money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In addition, the Company’s restricted cash is classified within Level 1 of the fair value hierarchy. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as there have been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at December 31, 2019.

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts not yet substantially completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting policies and practices. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an $8,826 adjustment to accumulated deficit as of the adoption date.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the year ended December 31, 2019:

	Year Ended
	December 31,
	2019	2018	2017
In-App Purchases (over-time revenue recognition)	$360,598	$316,157	$244,314
Advertisements and offers (point-in-time revenue recognition)	50,728	50,121	41,154
Other (point-in-time revenue recognition)	55	283	1,359
Total revenue	$411,381	$366,561	$286,827

The Company reports as a single segment – mobile games. In the disaggregation above, the Company categorizes revenue by type, and by over-time or point-in-time recognition.

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	December 31,
	2019	2018
Receivables, which are included in accounts receivable, net	$29,304	$27,325
Contract liabilities, which are included in deferred revenue	$97,629	$85,736

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract asset relates to the Company’s right to consideration for its completed performance under the contract. At December 31, 2019 and December 31, 2018, there were no contract assets recorded in the Company’s consolidated balance sheet. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as the Company performs under the contract. The Company had $85,736 in deferred revenue as of December 31, 2018, which was all earned in the year ended December 31, 2019. The Company had $67,788 in deferred revenue as of December 31, 2017, which was all earned in the year ended December 31, 2018.

NOTE 6 — BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	December 31,
	2019	2018
Accounts receivable	$29,304	$27,325
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$29,304	$27,325

Accounts receivable include amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions to the Company’s Digital Storefronts.

Changes in the Company’s allowance for doubtful accounts were as follows:

	Balance at			Balance at
	Beginning of			End of
Description	Year	Additions	Release of Allowance	Year
Year ended December 31, 2019	$-	$-	$-	$-
Year ended December 31, 2018	$837	$-	$(837)	$-
Year ended December 31, 2017	$837	$-	$-	$837

The Company had no significant write-offs or recoveries during the years ended December 31, 2019, 2018, and 2017.

Property and Equipment, Net

	December 31,
	2019	2018
Computer equipment	$9,079	$7,281
Furniture and fixtures	2,201	2,076
Software	3,612	3,394
Leasehold improvements	16,121	11,230
Total	31,013	23,981
Less: Accumulated depreciation and amortization	(13,370)	(10,093)
Property and equipment, net	$17,643	$13,888

Depreciation for the years ended December 31, 2019, 2018, and 2017 was $4,225, $3,855, and $3,195, respectively.

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents at beginning of period	$97,834	$63,764	$102,102
Restricted cash at beginning of the period	110	602	1,312
Cash, cash equivalents and restricted cash at beginning of period	$97,944	$64,366	$103,414
Cash and cash equivalents at end of period	127,053	97,834	63,764
Restricted cash at end of the period	—	110	602
Cash, cash equivalents and restricted cash at end of period	$127,053	$97,944	$64,366

The Company did not have restricted cash as of December 31, 2019. The Company’s restricted cash is included in current assets as of December 31, 2018, and 2017, respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets at December 31, 2019 and December 31, 2018 were as follows:

		December 31, 2019			December 31, 2018
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value	Expense	Value	Value	Expense	Value
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$21,117	$(16,359)	$4,758	$21,117	$(12,203)	$8,914
Customer contracts and related relationships	5 yrs	700	(700)	—	700	(648)	52
Trademarks	7 yrs	5,000	(5,000)	—	5,000	(4,821)	179
		$26,817	$(22,059)	$4,758	$26,817	$(17,672)	$9,145

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

During the years ended December 31, 2019, 2018 and 2017, the Company recorded amortization and impairment expense in the amounts of $4,387, $9,119 and $10,331, respectively, in cost of revenue. No amortization expense was recorded in operating expenses for the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, the total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2020	$3,258
2021	1,500
Total intangible assets	$4,758

Goodwill

The Company had $116,227 in goodwill as of December 31, 2019 and December 31, 2018, respectively.

During the third quarters of fiscal 2019 and 2018, the Company performed a “Step 0” qualitative assessment for its reporting unit. Based on the assessment, the Company concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, did not proceed to further impairment testing. Accordingly, the Company did not recognize an impairment of goodwill during the years ended December 31, 2019 and December 31, 2018.

NOTE 9 — LEASES

The Company currently leases real estate space under non-cancelable operating lease agreements for its corporate headquarters in San Francisco, California and its operations in Toronto, Canada, Hyderabad, India, Foster City, California, and Burlingame, California. Additionally, the Company leases office space in Long Beach, California which it has sub-leased as it no longer has business operations in that location. These operating leases have remaining lease terms ranging from 3 months to 7.92 years, some of which include the option to extend the lease, with the longest extension option being 6 years.

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

The Company does not include any of its renewal options when calculating its lease liability as the Company is not reasonably certain whether it will exercise these renewal options at this time. The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 7.55 years for the year ended December 31, 2019. The weighted-average discount rate was 6.7% for the year ended December 31, 2019. Rent expense for the year ended December 31, 2019, 2018, and 2017 was $5,311, $5,759, and $4,472, respectively.

Adoption of the lease standard had a material impact on the Company’s consolidated balance sheets. See the table below for the impact of adoption of the lease standard on the Company’s consolidated balance sheet as of January 1, 2019:

	As Previously Reported December 31, 2018	New Lease Standard Adjustment	As Adjusted January 1, 2019
Operating lease right of use assets	$—	28,345	$28,345
Short-term operating lease liabilities	—	3,732	3,732
Long-term operating lease liabilities	—	30,197	30,197
Deferred rent payable*	$5,284	(5,284)	$—

* As of December 31, 2018, $122 and $5,162 of Deferred rent payable is included within the Accounts payable and Other long-term liabilities line items on the consolidated balance sheet, respectively.

The future minimum lease payments to be paid under noncancelable leases in effect at December 31, 2019, are as follows:

Operating
Year Ending December 31,	Leases
2020	4,587
2021	6,999
2022	6,927
2023	6,964
2024 and thereafter	27,667
Total lease payments	$53,144
Less: imputed interest	(12,265)
Total	$40,879

Supplemental information related to the Company’s leases for the year ended December 31, 2019 is as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,832

Year Ended
December 31, 2019
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$11,231

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

At December 31, 2019, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Commitments
2020	$11,540
2021	10,160
2022	6,150
2023	6,150
2024	6,150
$40,150

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Licensor commitments include $40,150 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Income Taxes

As of December 31, 2019, unrecognized tax benefits have been netted against deferred tax assets and potential interest and penalties are classified within “other long-term liabilities” on the Company’s consolidated balance sheets.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2019, and 2018.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2019 and 2018.

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

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2019, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2019, the Company had reserved 39,468 shares for future issuance under its stock plans and outstanding warrants.

Preferred Stock

At December 31, 2019, the Company was authorized to issue 5,000 shares of preferred stock.

Warrants to Purchase Common Stock

Celebrity Warrants

During 2014 and 2015, the Company issued warrants to celebrity licensors, and entities affiliated with one of the celebrity licensors, to purchase up to an aggregate of 1,600 shares of the Company’s common stock, subject to adjustments for dividends, reorganizations and other common stock events (collectively, the “Celebrity Warrants”). With respect to Celebrity Warrants covering 1,000 shares, such warrants vested with respect to 50% of the underlying shares upon public announcement of the related license agreement, with the remaining shares vesting in equal monthly installments over 24 months from September 2017. With respect to warrants covering 500 shares issued in 2014, such warrants vested in equal monthly installments over 60 months term of the license agreement with the applicable celebrity, subject to full acceleration of vesting under specified circumstances, as stipulated in such license agreement. One of the acceleration conditions for these warrants was satisfied in April 2017 which resulted in full vesting of the remaining warrants. With respect to the remaining Celebrity Warrants covering 100 shares issued in 2015, such warrants vest in equal monthly installments over 60 months term of the license agreement with the applicable celebrity, subject to full acceleration of vesting under specified circumstances, as stipulated in such license agreement. The warrants were fully vested as one of the acceleration conditions for these warrants had been satisfied.

As of December 31, 2019, Celebrity Warrants covering 1,600 shares of the Company’s common stock were outstanding. These warrants have a weighted average exercise price of $4.61 per share and an average contractual term of 5.44 years.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded $0, $1,046 and $569, respectively, of non-cash warrant related expense in cost of revenue as the mobile games featuring these celebrities licensors were not expected to generate meaningful revenue over their lifetime.

The Company estimated the fair value of the warrants using the Black-Scholes valuation model and the weighted average assumptions noted in the following table:

	Year Ended December 31,
	2019	2018	2017

Dividend yield	—%	—%	—%
Risk-free interest rate	—%	2.53%	1.65%
Expected volatility	—%	56.73%	51.81%
Expected term (in years)	—	3.51	3.52

During the years ended December 31, 2019, and 2018, warrant holders did not exercise warrants to purchase shares of the Company’s stock. During the year ended December 31, 2017, warrant holders exercised warrants to purchase 1,000 shares of the Company’s common stock, and the Company received gross proceeds of $3,000 in connection with these exercises.

NOTE 12 — STOCK OPTION AND OTHER BENEFIT PLANS

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

As of December 31, 2019, 2,686 shares were available for future grants under the Fifth Amended 2007 Plan.

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

In 2018, the Company determined to continue to emphasize a pay-for-performance culture by (1) eliminating cash bonuses for C-Suite members for 2019 and replacing their cash bonus opportunity with PSOs and eliminating 50% of the annual cash bonus opportunity for the Company’s creative leaders and replacing their cash bonus opportunity with PSUs; (2) having a significant portion of C-Suite members’ annual equity award be comprised of PSOs in addition to standard time vesting stock options; (3) having a significant portion of corporate vice presidents’ annual equity award be comprised of PSUs in addition to standard time vesting stock options; and (4) having each creative leader’s annual equity award be comprised solely of PSUs.

In 2019, the Company again determined to continue to emphasize a pay-for-performance culture by (1) eliminating cash bonuses for C-Suite members and certain other executives for 2020 and replacing their cash bonus opportunity with

PSUs and (2) having a significant portion of each executive’s annual equity award be comprised of PSUs in addition to standard time vesting RSUs.

In addition to the performance-based equity awards described above, the Company also awarded PSUs in 2019 to certain key non-executive employees in the Company. These performance-based awards are subject to the achievement of specified annual performance goals. They become eligible to vest only if the applicable performance goals are achieved and will vest only if the grantee remains employed with the Company through each applicable vesting date. The fair value of these awards is estimated on the date of grant. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized expense is reversed. The expected cost is based on the awards that are probable to vest and is recognized over the service period.

The performance-based awards issued in lieu of cash bonuses in 2017, 2018 and 2019 will vest, if the applicable performance goals are achieved, on February 15, 2019, February 15, 2020 and February 15, 2021, respectively. The performance-based awards issued as part of annual equity awards in 2017, 2018 and 2019 will vest, if the applicable performance goals are achieved, ratably in three annual tranches starting from February 15, 2019 and February 15, 2020 and February 15, 2021 respectively. The number of shares that may vest under these programs ranges from 0% to 200% of the target amounts and will be determined based on the achievement of specified annual performance goals. The PSUs awarded to certain key non-executive employees in 2019 will vest in June 2020 and December 2020 based on the achievement of specified annual performance goals.

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

As of December 31, 2019, 2,787 shares were available for issuance under the 2007 Purchase Plan.

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

As of December 31, 2019, 156 shares were reserved for future grants under the 2018 Inducement Plan.

RSU Activity

A summary of the Company’s RSU activity is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2016	8,224	$3.33
Granted	2,360	$2.31
Vested	(2,863)	$3.45
Forfeited	(1,909)	$3.01
Awarded and unvested, December 31, 2017	5,812	$2.96
Granted	278	$5.90
Vested	(2,648)	$3.24
Forfeited	(421)	$2.71
Awarded and unvested, December 31, 2018	3,021	$3.01
Granted	2,936	$6.84
Vested	(1,688)	$3.27
Forfeited	(318)	$4.17
Awarded and unvested, December 31, 2019	3,951	$5.66	1.51	$23,905

PSU Activity

The following table summarizes the Company’s PSU activity:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2016	-	$-
Granted	661	$3.59
Awarded and unvested, December 31, 2017	661	$3.59
Granted	2,909	$5.85
Forfeited	(40)	$4.03
Awarded and unvested, December 31, 2018	3,530	$5.45
Granted	2,780	$6.46
Vested	(700)	$4.59
Forfeited	(193)	$6.14
Awarded and unvested, December 31, 2019	5,417	$6.06	1.32	$32,769

PSUs expected to vest at December 31, 2019	276	$3.61	0.13	$1,667

PSO Activity

The following table summarizes the Company’s PSO activity:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
Balance as of December 31, 2016	-	$-
Granted	4,246	$3.60
Forfeited	(76)	$3.97
Balance as of December 31, 2017	4,170	$3.59
Granted	2,737	$5.87
Forfeited	(151)	$3.59
Balance as of December 31, 2018	6,756	$4.51
Exercised	(173)	$3.59
Balance as of December 31, 2019	6,583	$4.54	8.15	$10,765

PSOs expected to vest at December 31, 2019	409	$3.60	7.85	$1,002
PSO exercisable at December 31, 2019	3,339	$3.60	7.80	$8,188

Stock Option Activity

The following table summarizes the Company’s stock option activity:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2016	15,813	$2.74
Options granted	5,346	$3.10
Options canceled	(2,716)	$3.16
Options exercised	(1,511)	$2.73
Balances at December 31, 2017	16,932	$2.78
Options granted	6,092	$4.82
Options canceled	(1,213)	$3.54
Options exercised	(3,320)	$2.88
Balances at December 31, 2018	18,491	$3.39
Options granted	815	$7.58
Options canceled	(1,219)	$4.73
Options exercised	(1,799)	$2.81
Balances at December 31, 2019	16,288	$3.56	7.08	$42,165

Options exercisable at December 31, 2019	9,846	$3.21	6.67	$28,331

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $6.05 per share at December 31, 2019. The total intrinsic value of awards exercised during the years ended December 31, 2019, 2018 and 2017 was $7,806, $10,957, and $1,732, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718, and has estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables.

Performance Stock Options

	Year Ended December 31,
	2019	2018	2017
Dividend yield	—%	—%	—%
Risk-free interest rate	—%	2.89%	2.07%
Expected volatility	—%	60.2%	63.3%
Expected term (years)	—	5.98	5.81

Stock Options

	Year Ended December 31,
	2019	2018	2017
Dividend yield	—%	—%	—%
Risk-free interest rate	1.88%	2.63%	1.76%
Expected volatility	57.2%	57.9%	57.8%
Expected term (years)	4.00	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company has not granted such awards in the past. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term. The PSOs have a contractual term of 10 years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility for the year ended December 31, 2019, 2018, and 2017, respectively. The weighted-average fair value of stock options granted during the year ended December 31, 2019, 2018 and 2017 was $3.44, $2.25 and $1.42 per share, respectively. The Company did not grant any PSOs in the year ended December 31, 2019. The weighted average fair value of the PSOs granted during the year ended December 31, 2018 and 2017 was $3.38 and $2.09, respectively.

The cost of RSUs and PSUs are determined using the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the date of grant. RSUs typically vest and are settled over approximately a four-year period with 25% of the shares vesting on or around the one-year anniversary of the grant date and the remaining shares vesting quarterly thereafter. Compensation cost for RSUs is amortized on a straight-line basis over the requisite service period. Compensation cost for PSUs is amortized on an accelerated attribution basis over the requisite service period of the award.

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2019	2018	2017
Research and development	$10,466	$12,807	$6,460
Sales and marketing	1,700	2,795	1,289
General and administrative	5,217	8,990	7,314
Total stock-based compensation expense	$17,383	$24,592	$15,063

The following table summarizes total compensation expense related to unvested awards not yet recognized as of December 31, 2019:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$11,214
RSUs	19,947
PSUs (1)	7,609
PSOs (1)	99
Total unrecognized compensation expense	$38,869
(1)	The unrecognized compensation expense for PSOs and PSUs vesting in FY2022 and FY2023 is not included in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 1.80 years and 1.51 years, respectively. The unrecognized stock compensation expense related to unvested PSUs and PSOs will be recognized over a weighted average period of 0.95 and 0.13 years, respectively.

Stock-based compensation expense in the year ended December 31, 2019, was approximately $17,383 (comprising approximately $7,043 related to stock options, $2,421 related to performance-based awards, $6,559 related to RSUs and $1,360 related to the 2007 Purchase Plan).

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

Cash proceeds, net of taxes, from option exercises were $3,305, $5,643 and $2,564 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company realized no significant income tax benefit from stock option exercises during the year ended December 31, 2019, 2018 and 2017. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering certain eligible employees. In 2019, the Company started matching a portion of the contribution made by participants who met certain employment criteria. The matching contributions made by the Company to date were not material. The Company did not match the contributions made by its employees for the years ended December 31, 2018 and 2017, respectively.

NOTE 13 — INCOME TAXES

The components of income (loss) before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$7,047	$(12,396)	$(97,503)
Foreign	2,295	(254)	(893)
Income (loss) before income taxes	$9,342	$(12,650)	$(98,396)

The components of income tax benefit/(provision) were as follows:

	Year Ended December 31,
Current:	2019	2018	2017
Federal	$373	$(96)	$947
State	(10)	(8)	(10)
Foreign	(590)	(500)	(521)
	(227)	(604)	416

Deferred:
Federal	—	—	294
Foreign	(244)	55	116
	(244)	55	410

Total:
Federal	373	(96)	1,241
State	(10)	(8)	(10)
Foreign	(834)	(445)	(405)
	$(471)	$(549)	$826

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	34.0%
Meals and entertainment	3.1	(2.0)	(0.1)
Research and development credit	(41.0)	21.3	2.5
Stock-based compensation	(29.0)	17.9	(2.0)
Revenue from contracts with customers	—	(14.6)	—
Others	(0.6)	(3.1)	0.6
Global intangible low-taxed income	4.2	(1.7)	—
Valuation allowance	17.5	(35.3)	(33.8)
Executive compensation	6.1	—	—
Foreign tax credit	23.7	(7.8)	(0.4)
Effective tax rate	5.0%	(4.3)%	0.8%

Deferred tax assets and liabilities consist of the following:

	December 31, 2019			December 31, 2018
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets:
Fixed assets	$209	$71	$280	$—	$35	$35
Net operating loss carryforwards	48,968	25	48,993	50,119	97	50,216
Accruals, reserves and other	5,202	134	5,336	10,853	172	11,025
Foreign tax credit	2,905	—	2,905	5,118	128	5,246
Stock-based compensation	5,882	—	5,882	4,787	—	4,787
Research and development credit	22,630	—	22,630	17,945	—	17,945
Capitalized research and development	7,189	—	7,189	2,835	—	2,835
Intangible assets	355	—	355	—	—	—
Other	2,951	—	2,951	2,888	—	2,888
Total deferred tax assets	$96,291	$230	$96,521	$94,545	$432	$94,977
Deferred tax liabilities:
Fixed assets	$—	$(40)	$(40)	$(54)	$(19)	$(73)
Intangible assets	—	—	—	(513)	—	(513)
Net deferred tax assets	96,291	190	96,481	93,978	413	94,391
Less valuation allowance	(96,291)	(25)	(96,316)	(93,978)	(4)	(93,982)
Net deferred tax assets	$—	$165	$165	$—	$409	$409

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, because their earnings are intended to be reinvested indefinitely. No deferred tax asset was recognized, except for India and Canada, since the Company does not believe the deferred tax asset will be realized in the foreseeable future. The amount of accumulated foreign earnings of the Company’s foreign subsidiaries totaled $2,953 as of December 31, 2019. If the Company's foreign earnings were repatriated, additional tax expense might result. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings attributable to foreign subsidiaries is not practicable.

The Company recorded a release of its valuation allowance of $0, $0, and $294 during 2019, 2018, and 2017, respectively. The 2017 release was associated with the acquisitions of Dairy Free in August 2017. Pursuant to ASC 805-740, changes in the Company’s valuation allowance that stem from a business combination should be recognized as an element of the Company’s deferred income tax expense or benefit. The Company previously recognized a valuation allowance against its net operating loss carryforwards and determined that it should be able to utilize the benefit of those net operating losses against the deferred tax liabilities of Dairy Free; therefore, it has partially released its pre-existing valuation allowance.

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that it is more likely than not that its deferred tax assets will not be utilized and has recorded a full valuation allowance against its net deferred tax assets in each of its jurisdictions except for entities in Canada and India. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2019 and 2018 included historical and projected future operating losses. As a result, the Company concluded that an additional valuation allowance of $2,334 and $4,471 was required to reflect the change in its deferred tax assets prior to valuation allowance during 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company considered it more likely than not that its deferred tax assets would not be realized within their respective carryforward periods.

At December 31, 2019, the Company had net operating loss carryforwards of approximately $211,330 and $91,722 for federal and state tax purposes, respectively. If not utilized, these carryforwards will expire at various times between 2023 and 2037. In addition, the Company has research and development tax credit carryforwards of approximately $14,327 for federal income tax purposes and $23,406 for California tax purposes. If not utilized, the federal research and development tax credit carryforwards will begin to expire in 2023. The California state research credit will carry forward indefinitely. The Company has approximately $2,895 of foreign tax credits that will begin to expire in 2020. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2019	2018
Beginning balance	$20,718	$13,391
Reductions of tax positions taken during previous years	(8,226)	(59)
Additions based on uncertain tax positions related to the current period	2,598	3,996
Additions based on uncertain tax positions related to prior periods	—	3,400
Cumulative translation adjustment	(6)	(10)
Ending balance	$15,084	$20,718

The total unrecognized tax benefits as of December 31, 2019 and 2018 included approximately $15,084 and $20,548, respectively, of unrecognized tax benefits that have been netted against deferred tax assets. As of December 31, 2019, the Company does not expect the unrecognized tax benefits, if recognized, to have a material impact on its financial statements.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $0 of interest and penalties on uncertain tax positions as of December 31, 2019, as compared to $150 as of December 31, 2018. Approximately $23, $27, and $96 of accrued interest and penalty expense related to estimated obligations for unrecognized tax benefits was recognized during 2019, 2018 and 2017, respectively.

The Company is subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily the State of California, the United States, Canada and India. The Company’s federal tax returns are open by statute for tax years 1998 and California tax returns are open by statute for tax years 2003 and forward and could be subject to examination by the tax authorities.

The Tax Cuts and Jobs Act (“The Act”) enacted on December 22, 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.

Prior to the enactment of The Act, the Company had asserted indefinite reinvestment on all of its undistributed earnings from foreign subsidiaries. As a result of the enactment of The Act, the Company has reevaluated its historic assertion and continue to assert these earnings to be indefinitely reinvested.

Based on its review of The Act, the Company expects that this legislation will not have a material impact on its future operational results as long as the Company maintains a full valuation allowance. It is the Company’s policy to record valuation allowances when necessary to reduce deferred tax assets to the amount that it expects to realize. Currently, the Company maintains a full valuation allowance for its deferred tax assets in the U.S. and Hong Kong.

NOTE 14 — SEGMENT INFORMATION AND OPERATIONS BY GEOGRAPHIC AREA

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

The following tables set forth revenue and long-lived assets based on geography:

Revenue

Revenue by geography is primarily based on the geographic location of the Company’s payers. International revenue is revenue generated from distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the Digital Storefronts, the revenue generated from end-user purchases made outside of the United States.

	Year Ended December 31,
	2019	2018	2017
United States of America	$320,343	$280,264	$216,468
Americas, excluding the United States	25,240	21,903	15,976
EMEA	45,700	41,585	33,180
APAC	20,098	22,809	21,203
Total revenue	$411,381	$366,561	$286,827

Long-Lived Assets

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	December 31,
	2019	2018
United States of America	$16,738	$12,653
Rest of the World	905	1,235
Total	$17,643	$13,888

NOTE 15 — RESTRUCTURING

During the year ended December 31, 2017, the Company recorded $6,019 of restructuring charge related to employee and lease termination costs in the Company’s Bellevue, Washington; Long Beach, California; San Francisco, California; Portland, Oregon; and Beijing, China offices. During the year ended December 31, 2018, the Company recorded $240 of restructuring charges related to employee and lease termination costs in the Company’s Long Beach, California office. No restructuring charges related to employee and lease termination costs were recorded during the year ended December 31, 2019.

	Restructuring	Restructuring	Restructuring
	Workforce	Facility	Total
Balance as of December 31, 2016	$-	$271	$271
Charges to operations	4,319	1,700	6,019
Non-cash charges/adjustments	146	44	190
Charges settled in cash	(4,322)	(1,399)	(5,721)
Balance as of December 31, 2017	$143	$616	$759
Charges to operations	160	80	240
Charges settled in cash	(303)	(402)	(705)
Balance as of December 31, 2018	$-	$294	$294
Non-cash adjustments (1)	-	(294)	(294)
Balance as of December 31, 2019	$-	$-	$-

(1)	Reflects reclassification of restructuring accrual to operating lease right of use assets.

NOTE 16 – QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2019 and 2018. The Company derived this information from its unaudited consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. These unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information for the periods presented.

	For the Three Months Ended
	2019					2018
	March 31,		June 30,	September 30,	December 31,	March 31,		June 30,	September 30,		December 31,

Revenue	$95,885		$95,540	$107,077	$112,879	$81,443		$90,193	$99,285		$95,640
Cost of revenue:
Platform commissions, royalties and other	32,813		32,806	36,758	38,278	29,167		32,386	34,384		32,508
Impairment of prepaid royalties and minimum guarantees	457	(b)	—	—	—	99	(b)	—	—		612
Impairment and amortization of intangible assets	1,252		1,056	1,040	1,039	1,467		1,468	4,167		2,017
Total cost of revenue	34,522		33,862	37,798	39,317	30,733		33,854	38,551		35,137
Gross profit	61,363		61,678	69,279	73,562	50,710		56,339	60,734		60,503
Operating expenses:
Research and development	26,546		19,736	22,968	25,877	22,710		22,832	23,839		25,553
Sales and marketing	28,105		35,040	46,140	31,013	26,810		29,741	28,874		28,435
General and administrative	6,635		4,951	5,879	5,751	7,890		7,608	8,095		8,074
Restructuring charge	—		—	—	—	80	(a)	—	160	(a)	—
Total operating expenses	61,286		59,727	74,987	62,641	57,490		60,181	60,968		62,062
Income/(loss) from operations	77		1,951	(5,708)	10,921	(6,780)		(3,842)	(234)		(1,559)
Interest and other income/(expense), net	764		556	271	510	(251)		(366)	96		286

Income/(loss) before income taxes	841		2,507	(5,437)	11,431	(7,031)		(4,208)	(138)		(1,273)
Income tax (provision)/benefit	(178)		—	348	(641)	(175)		(207)	(118)		(49)
Net income/(loss)	$663		$2,507	$(5,089)	$10,790	$(7,206)		$(4,415)	$(256)		$(1,322)

Net income/(loss) per share
Basic	$0.00		$0.02	$(0.03)	$0.07	$(0.05)		$(0.03)	$(0.00)		$(0.01)
Diluted	$0.00		$0.02	$(0.03)	$0.07	$(0.05)		$(0.03)	$(0.00)		$(0.01)
(a)	Includes restructuring charges relating to employee termination costs in the Company’s Long Beach office.
(b)	These charges are related to impairment of prepaid guaranteed royalties for certain celebrity license agreements, and certain other prepaid royalties.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 64.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors. Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors. We disclose on our website amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors.

Item 11.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management”

contained in our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2019, concerning securities authorized for issuance under all of our equity compensation plans: our 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”), 2008 Equity Inducement Plan (the “2008 Inducement Plan”), and 2018 Equity Inducement Plan (the “2018 Inducement Plan”).

	Number of
	Securities to be		Weighted	Number of Securities
	Issued Upon		Average	Remaining Available for
	Exercise of Outstanding		Exercise Price of	Future Issuance Under
	Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights (1)	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	28,916,074		$4.00	5,473,466	(2)
Equity compensation plans not approved by security holders	3,321,904	(3)	$2.77	156,108	(4)
Total	32,237,978			5,629,574

(1)	The weighted average exercise price does not take into account the shares subject to outstanding RSUs and PSUs, which have no exercise price.
(2)	Represents 2,686,329 shares available for issuance under the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options (including PSOs), stock appreciation rights, restricted stock, stock awards and RSUs; and 2,787,137 shares available for issuance under the ESPP.
(3)	Represents outstanding options and RSUs under the 2008 Inducement Plan and 2018 Inducement Plan.
(4)	Represents shares available for issuance under the 2018 Inducement Plan, under which we may only grant non-qualified stock options and RSUs.

The Compensation Committee of our Board of Directors adopted the 2008 Inducement Plan in March 2008 to augment the shares available under our 2007 Plan, and in April 2018, the Compensation Committee adopted the 2018 Inducement Plan to replace the 2008 Inducement Plan which expired by its terms in March 2018. We have not sought stockholder approval for either the 2008 Inducement Plan or the 2018 Inducement Plan. As such, awards under these plans have been granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with us. As of December 31, 2019, we had reserved a total of 400,000 shares under the 2018 Inducement Plan, of which 240,913 shares were subject to outstanding stock options and RSUs, 156,108 shares remained available for issuance, and 2,979 shares had been exercised. In addition, as of December 31, 2019, 3,080,991 shares issued from our 2008 Inducement Plan remained subject to outstanding stock options and RSUs.

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

For more information regarding the 2018 Inducement Plan, see Note 12 of Notes to Consolidated Financial Statements in Item 8 of this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 62.

(2) Financial Schedules: All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

(b) Exhibits. The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this report.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Stock Transfer Agreement by and among Glu Mobile Inc., Time Warner Inc., Intel Capital Corporation and certain other stockholders of Crowdstar Inc., dated November 2, 2016.	8-K	001-33308	2.01	11/03/16

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc., adopted on March 7, 2014.	8-K	001-33368	99.01	03/13/14

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

4.02	Description of the Company’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.					X

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of October 24, 2013.	8-K	001-33368	99.01	10/29/13

10.02(A)#	Amended & Restated 2007 Equity Incentive Plan, as amended and restated through June 6, 2019.	10-Q	001-33368	10.01	08/08/19

10.02(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement and (d) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.02(C)#	For the 2007 Equity Incentive Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement.	10-Q	001-33368	10.08	08/09/13

10.02(D)#

For the 2007 Equity Incentive Plan, forms of (a) Notice of Performance Stock Option Grant Agreement (One Year Vesting Term), (b) Notice of Performance Stock Option Grant Agreement (Three Year Vesting Term), and (c) Notice of Performance Restricted Stock Unit Award Agreement.

		10-K	001-33368	10.02(D)	03/09/18

10.03#	2007 Employee Stock Purchase Plan, as amended and restated through June 8, 2017.	10-Q	001-33368	10.01	08/07/17

10.04(A)#	2008 Equity Inducement Plan, as amended effective November 14, 2016.	8-K	001-33368	99.01	11/18/16

10.04(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.04(C)#	For the 2008 Equity Inducement Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.	10-K	001-33368	10.05(C)	03/14/14

10.05(A)#	2018 Equity Inducement Plan	10-Q	001-33368	10.02	08/08/18

10.05(B)#	For the 2018 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-Q	001-33368	10.03	08/08/18

10.05(C)#	For the 2018 Equity Inducement Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.	10-Q	001-33368	10.04	08/08/18

10.06#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.07#	Summary of Compensation Terms of Nick Earl.	8-K	001-33368		10/29/2018

10.08#	Executive Employment Agreement, effective as of November 10, 2016, by and between Glu Mobile Inc. and Nick Earl.	10-K	001-33368	10.08	03/10/17

10.09#	Change of Control Severance Agreement between Glu Mobile Inc. and Nick Earl, effective as of November 10, 2016.	10-K	001-33368	10.09	03/10/17

10.10#	Summary of Change of Control Severance Agreement between Glu Mobile Inc. and Nick Earl, dated as of February 8, 2016.	10-K	001-33368	10.20	03/04/16

10.11#	Summary of Compensation Terms of Eric R. Ludwig.	8-K	001-33368		10/29/2018

10.12#	Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.09	03/13/09

10.13#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of October 10, 2008.	10-Q	001-33368	10.02	11/14/11

10.14#	Summary of Compensation Terms of Chris Akhavan.	8-K	001-33368		10/29/2018

10.15#	Change of Control Severance Agreement between Glu Mobile Inc. and Chris Akhavan, dated as of April 22, 2013.	10-Q	001-33368	10.02	08/09/13

10.16#	Summary of Compensation Terms of Scott J. Leichtner.	10-K	001-33368	10.17	02/28/19

10.17#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Scott J. Leichtner, dated as of July 7, 2011.	10-K	001-33368	10.15	03/15/13

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.18#	Summary of Compensation Terms of Becky Ann Hughes.					X

10.19#	2020 Executive Cash Bonus Plan	8-K	001-33368		12/20/2019

10.20#	Non-Employee Director Compensation Program, effective as of October 25, 2018					X

10.21(A)	Lease, dated as of May 9, 2017 between Howard Street Associates LLC and Glu Mobile Inc.	8-K	001-33368	99.01	05/15/17

10.21(B)	First Amendment to Standard Office Lease between Howard Street Associates LLC and Glu Mobile Inc.					X

10.21(C)	Second Amendment to Standard Office Lease between Howard Street Associates LLC and Glu Mobile Inc.	10-Q	001-33368	10.02	08/08/19

10.22	iOS Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.	10-K	001-33368	10.27	03/15/13

10.23	Android Market Developer Distribution Agreement between Glu Games Inc. and Google Inc., as amended to date.	10-K	001-33368	10.28	03/15/13

10.24+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q/A	001-33368	10.01	10/12/12

10.25+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari Inc.	10-Q	001-33368	10.02	08/09/12

10.26(A)+	Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 29, 2017.	10-K	001-33368	10.27	03/09/2018

10.26(B)++	Amendment No. 1 to the Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 16, 2019.					X

21.01	List of Subsidiaries of Glu Mobile Inc.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (see the Signature Page to this report).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a). *					X

101.INS	Inline XBRL Report Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

#	Indicates a management compensatory plan or arrangement.
+

Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to an order granting confidential treatment issued by the SEC under Rule 24b-2 as promulgated under the Exchange Act.

++	Certain portions of this exhibit have been omitted as permitted under Item 601(b)(10) of Regulation S-K.

*         This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934, except to the extent that Glu Mobile Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.

Date: February 28, 2020	By:	/s/ Nick Earl
Nick Earl, President and Chief Executive Officer

Date: February 28, 2020	By:	/s/ Eric R. Ludwig
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Nick Earl	President, Chief Executive Officer	February 28, 2020
Nick Earl	and Director
(Principal Executive Officer)

/s/ Eric R. Ludwig	EVP, Chief Operating Officer and Chief Financial Officer	February 28, 2020
Eric R. Ludwig	(Principal Financial Officer)

/s/ Puneet Kedia	Vice President of Accounting	February 28, 2020
Puneet Kedia	(Principal Accounting Officer)

/s/ Niccolo de Masi	Executive Chairman	February 28, 2020
Niccolo de Masi

Lead Director
Benjamin T. Smith IV

/s/ Darla Anderson	Director	February 28, 2020
Darla Anderson

/s/ Eric R. Ball	Director	February 28, 2020
Eric R. Ball

/s/ Greg Brandeau	Director	February 28, 2020
Greg Brandeau

/s/ Ben Feder	Director	February 28, 2020
Ben Feder

/s/ Ann Mather	Director	February 28, 2020
Ann Mather

/s/ Hany M. Nada	Director	February 28, 2020
Hany M. Nada

/s/ Gabrielle Toledano	Director	February 28, 2020
Gabrielle Toledano