Form 10-Q
period 2020-06-30
GLU MOBILE INC
filed 2020-08-10
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Shares of Glu Mobile Inc. common stock outstanding as of August 4, 2020: 170,853,481

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$283,057	$127,053
Accounts receivable, net	64,658	29,304
Prepaid royalties	17,633	15,347
Deferred royalties	9,489	5,067
Deferred platform commission fees	43,619	29,239
Prepaid expenses and other assets	18,125	8,629
Total current assets	436,581	214,639
Property and equipment, net	17,779	17,643
Operating lease right of use assets	33,553	35,170
Long-term prepaid royalties	22,100	26,879
Other long-term assets	2,738	2,733
Intangible assets, net	2,983	4,758
Goodwill	116,227	116,227
Total assets	$631,961	$418,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,331	$17,535
Accrued compensation	15,752	11,260
Accrued royalties	15,987	20,802
Short-term operating lease liabilities	4,434	3,528
Deferred revenue	145,498	97,629
Total current liabilities	209,002	150,754
Long-term accrued royalties	20,783	26,842
Long-term operating lease liabilities	36,877	37,351
Other long-term liabilities	325	15
Total liabilities	266,987	214,962

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at June 30, 2020 and December 31, 2019; 170,709 and 147,778 shares issued and outstanding at June 30, 2020 and December 31, 2019	17	15
Additional paid-in capital	813,468	634,721
Accumulated other comprehensive loss	(60)	(37)
Accumulated deficit	(448,451)	(431,612)
Total stockholders’ equity	364,974	203,087
Total liabilities and stockholders’ equity	$631,961	$418,049

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$133,316	$95,540	$240,590	$191,425
Cost of revenue:
Platform commissions, royalties and other	46,727	32,806	83,701	66,076
Amortization of intangible assets	887	1,056	1,775	2,308
Total cost of revenue	47,614	33,862	85,476	68,384
Gross profit	85,702	61,678	155,114	123,041
Operating expenses:
Research and development	28,420	19,736	57,951	46,282
Sales and marketing	65,203	35,040	107,946	63,145
General and administrative	7,266	4,951	13,933	11,586
Total operating expenses	100,889	59,727	179,830	121,013
Income/(loss) from operations	(15,187)	1,951	(24,716)	2,028
Interest and other income, net	434	556	369	1,320
Income/(loss) before income taxes	(14,753)	2,507	(24,347)	3,348
Income tax benefit/(provision)	6,187	—	7,508	(178)
Net income/(loss)	$(8,566)	$2,507	$(16,839)	$3,170

Net income/(loss) per common share - basic	$(0.05)	$0.02	$(0.11)	$0.02
Net income/(loss) per common share - diluted	$(0.05)	$0.02	$(0.11)	$0.02

Weighted average common shares outstanding:
Basic	156,583	145,451	153,106	144,951
Diluted	156,583	159,682	153,106	159,556

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income/(loss)	$(8,566)	$2,507	$(16,839)	$3,170
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	(30)	(23)	(15)
Other comprehensive income/(loss)	—	(30)	(23)	(15)
Comprehensive income/(loss)	$(8,566)	$2,477	$(16,862)	$3,155

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

				Accumulated
				Other
			Additional	Compre-		Total
	Common Stock		Paid-In	hensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	147,778	$15	$634,721	$(37)	$(431,612)	$203,087
Net loss	-	-	-	-	(8,273)	(8,273)
Stock-based compensation expense	-	-	6,238	-	-	6,238
Issuance of common stock upon exercise of stock options	2,921	-	9,526	-	-	9,526
Issuance of common stock upon exercise of warrants	115	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	320	-	(1,720)	-	-	(1,720)
Issuance of common stock pursuant to Employee Stock Purchase Plan	450	-	1,705	-	-	1,705
Other comprehensive loss	-	-	-	(23)	-	(23)
Balances at March 31, 2020	151,584	$15	$650,470	$(60)	$(439,885)	$210,540
Net loss	-	-		-	(8,566)	(8,566)
Stock-based compensation expense	-	-	7,620	-	-	7,620
Issuance of common stock upon exercise of stock options	1,464	-	5,347	-	-	5,347
Taxes paid related to net share settlement of equity awards	411	-	(1,740)	-	-	(1,740)
Issuance of common stock upon follow-on public offering, net of issuance costs	17,250	2	151,771	-	-	151,773
Balances at June 30, 2020	170,709	$17	$813,468	$(60)	$(448,451)	$364,974

				Accumulated
				Other
			Additional	Compre-		Total
	Common Stock		Paid-In	hensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2018	143,870	$14	$617,781	$1	$(440,483)	$177,313
Net income	-	-	-	-	663	663
Stock-based compensation expense	-	-	6,807	-	-	6,807
Issuance of common stock upon exercise of stock options	468	-	1,313	-	-	1,313
Taxes paid related to net share settlement of equity awards	560	1	(3,957)	-	-	(3,956)
Issuance of common stock pursuant to Employee Stock Purchase Plan	278	-	1,665	-	-	1,665
Other comprehensive income	-	-	-	15	-	15
Balances at March 31, 2019	145,176	$15	$623,609	$16	$(439,820)	$183,820
Net income	-	-	-	-	2,507	2,507
Stock-based compensation expense	-	-	2,035	-	-	2,035
Issuance of common stock upon exercise of stock options	209	-	469	-	-	469
Taxes paid related to net share settlement of equity awards	399	-	(2,461)	-	-	(2,461)
Other comprehensive loss	-	-	-	(30)	-	(30)
Balances at June 30, 2019	145,784	$15	$623,652	$(14)	$(437,313)	$186,340

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$(16,839)	$3,170
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	14,488	8,842
Depreciation	2,709	2,088
Non-cash lease expense	2,013	1,409
Amortization of intangible assets	1,775	2,308
Other non-cash adjustments	225	448
Changes in operating assets and liabilities:		—
Accounts receivable	(35,310)	(12,782)
Prepaid royalties	(6,562)	(578)
Deferred royalties	(4,422)	(475)
Deferred platform commission fees	(14,380)	(752)
Prepaid expenses and other assets	(9,599)	70
Accounts payable and other accrued liabilities	12,052	13,648
Accrued compensation	4,492	(10,367)
Accrued royalties	(1,962)	(1,760)
Deferred revenue	47,869	3,084
Other long-term liabilities	310	12
Operating lease liabilities	134	(1,476)
Net cash provided by/(used in) operating activities	(3,007)	6,889

Cash flows from investing activities:
Purchase of property and equipment	(5,733)	(2,127)
Other investing activities	—	(155)
Net cash used in investing activities	(5,733)	(2,282)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	16,578	3,447
Proceeds from follow-on public offering, net of issuance costs	151,773	—
Taxes paid related to net share settlement of equity awards	(3,460)	(6,417)
Net cash provided by/(used in) financing activities	164,891	(2,970)

Effect of exchange rate changes on cash	(147)	(83)
Net increase in cash, cash equivalents and restricted cash	156,004	1,554
Cash, cash equivalents and restricted cash at beginning of period	127,053	97,944
Cash, cash equivalents at end of period	$283,057	$99,498

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2020 and its condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet presented as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date, and the condensed consolidated balance sheet presented as of June 30, 2020 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not materially affect revenue, operating income/(loss), net income/(loss), cash flows, total assets, total liabilities or stockholders’ equity.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates and assumptions reflected in the unaudited condensed consolidated financial statements include, but are not limited to, estimation of the average playing period of paying users associated with durable virtual items, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, valuation and realizability of deferred tax assets and uncertain tax positions, fair value of stock awards issued, fair value of warrants issued, accounting for business combinations, evaluating goodwill, long-lived assets for impairment, and realization of prepaid royalties and fair value of investments. Actual results may differ from these estimates due to risks and uncertainties, and these differences may be material, including uncertainty in the current economic environment due to the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) pandemic. Management will continue to actively monitor the impact of the COVID-19 pandemic on the Company’s assumptions and estimates.

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

The following table summarizes the revenue from customers in excess of 10% of the Company’s revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Apple	55.5%	52.6%	56.4%	52.8%
Google	32.7%	34.6%	32.3%	34.4%

At June 30, 2020, Apple Inc. (“Apple”) and Google Inc. (“Google”) accounted for 66.1% and 20.4%, respectively, of total accounts receivable. At December 31, 2019, Apple, Google, and Tapjoy Inc. (“Tapjoy”) accounted for 47.2%, 28.5%, and 17.8%, respectively, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Diluted net loss per share for the three and six months ended June 30, 2020 has been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents as their effect would have been antidilutive. Diluted net income per share for the three and six months ended June 30, 2019 is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potentially dilutive common stock instruments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income/(loss)	$(8,566)	$2,507	$(16,839)	$3,170
Shares used to compute net income/(loss) per share:
Weighted average shares used to compute basic net income/(loss) per share	156,583	145,451	153,106	144,951
Dilutive potential common shares	—	14,231	—	14,605
Weighted average shares used to compute diluted net income/(loss) per share	156,583	159,682	153,106	159,556

Basic net income/(loss) per share	$(0.05)	$0.02	$(0.11)	$0.02
Diluted net income/(loss) per share	$(0.05)	$0.02	$(0.11)	$0.02

The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Warrants to purchase common stock	1,125	—	1,125	—
Options to purchase common stock	12,751	579	12,751	579
Restricted stock units ("RSUs")	5,889	8	5,889	8
Performance stock options ("PSOs")	2,800	3,382	2,800	3,382
Performance stock units ("PSUs")	—	2,972	—	2,972
Employee stock purchase plan ("ESPP")	358	—	358	—
Total	22,923	6,941	22,923	6,941

Note 3 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
In-App Purchases (over-time revenue recognition)	$116,907	$82,659	$212,846	$166,203
Advertisements and offers (point-in-time revenue recognition)	16,374	12,864	27,703	25,194
Other (point-in-time revenue recognition)	35	17	41	28
Total revenue	$133,316	$95,540	$240,590	$191,425

The Company operates in a single reportable segment. In the table above, revenue is disaggregated by type of revenue stream, indicating whether it is recognized over-time or at a point-in-time.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2020	December 31, 2019
Receivables, which are included in accounts receivable, net	$64,658	$29,304
Contract liabilities, which are included in deferred revenue	145,498	97,629

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract assets relate to the Company’s right to consideration for its completed performance under the contract before the customer pays consideration or before payment is due. At June 30, 2020 and December 31, 2019, there were no contract assets recorded in the Company’s condensed consolidated balance sheets. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as the Company performs under the contract. The Company had $97,629 in deferred revenue as of December 31, 2019, of which $24,604 and $96,371 was recognized as revenue in the three and six months ended June 30, 2020, respectively. The Company had $85,736 in deferred revenue as of December 31, 2018, of which $21,914 and $84,612 was recognized as revenue in the three and six months ended June 30, 2019, respectively.

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

The Company’s financial assets as of June 30, 2020 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	June 30, 2020
Financial Assets
Cash and cash equivalents	$283,057	$—	$—	$283,057
Other investments	—	—	1,565	1,565
Total financial assets	$283,057	$—	$1,565	$284,622

The Company’s financial assets as of December 31, 2019 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2019
Financial Assets
Cash and cash equivalents	$127,053	$—	$—	$127,053
Other investments	—	—	1,565	1,565
Total financial assets	$127,053	$—	$1,565	$128,618

The Company’s cash and cash equivalents, which were held in operating bank and money market accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, and there are no unrealized gains or losses, as there have been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at June 30, 2020 and December 31, 2019.

Note 5 — Balance Sheet Components

Accounts Receivable, net

	June 30,	December 31,
	2020	2019
Accounts receivable	$64,658	$29,304
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$64,658	$29,304

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no bad debts during the three and six months ended June 30, 2020 and 2019.

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets at June 30, 2020 and December 31, 2019 were as follows:

		June 30, 2020			December 31, 2019
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value	Expense	Value	Value	Expense	Value
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$21,117	$(18,134)	$2,983	$21,117	$(16,359)	$4,758
Customer contracts and related relationships	5 yrs	700	(700)	—	700	(700)	—
Trademarks	7 yrs	5,000	(5,000)	—	5,000	(5,000)	—
		$26,817	$(23,834)	$2,983	$26,817	$(22,059)	$4,758

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

During the three months ended June 30, 2020 and 2019, the Company recorded amortization expense in cost of revenue of $887 and $1,056, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded amortization expense in cost of revenue of $1,775 and $2,308, respectively.

As of June 30, 2020, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2020 (remaining 6 months)	$1,483
2021	1,500
Total intangible assets	$2,983

Goodwill

The Company had $116,227 in goodwill as of June 30, 2020 and December 31, 2019, respectively. There were no indicators of impairment as of June 30, 2020.

Note 7 – Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for its corporate headquarters in San Francisco, California and its operations in Toronto, Canada, Hyderabad, India, Foster City, California, Burlingame, California and Orlando, Florida. These operating leases have remaining lease terms ranging from 5 months to 7.42 years, some of which include the option to extend the lease, with the longest extension option being 6 years.

The Company does not include any of its renewal options when calculating its lease liability as the Company is not reasonably certain whether it will exercise these renewal options at this time. Rent expense for the three months ended June 30, 2020 and 2019 was $1,712 and $653, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $2,883 and $2,004, respectively.

The future minimum lease payments to be paid under noncancelable leases in effect at June 30, 2020, are as follows:

Operating
Year Ending December 31,	Leases
2020 (remaining 6 months)	3,422
2021	7,104
2022	7,015
2023	6,980
2024 and thereafter	27,667
Total lease payments	$52,188
Less: imputed interest	(10,877)
Total	$41,311

Supplemental information related to the Company’s leases for the six months ended June 30, 2020 is as follows:

	June 30, 2020
Weighted average remaining lease term	7.06	yrs
Weighted average discount rate	6.7%

Six Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,320

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$73	$407

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

At June 30, 2020, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Year Ending December 31,	Commitments
2020 (remaining 6 months)	$2,660
2021	10,829
2022	6,855
2023	6,690
2024	6,150
$33,184

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s unaudited condensed consolidated financial statements.

Licensor commitments include $31,238 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of expected recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

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

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types and, accordingly, has recorded no liabilities for these provisions as of June 30, 2020 and December 31, 2019.

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

Note 9 — Stockholders’ Equity

Warrants to Purchase Common Stock

Warrants outstanding at June 30, 2020 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term (Years)
Warrants outstanding, December 31, 2019	1,600	$4.61	5.44
Exercised	(475)	$4.99	5.00
Warrants outstanding, June 30, 2020	1,125	$4.46	5.44

No expenses with respect to these warrants were recognized during the three and six months ended June 30, 2020 and 2019.

Follow-on Public Offering

In June 2020, the Company completed a follow-on public offering of 17,250 shares of its common stock, which included an over-allotment option to purchase an additional 2,250 shares, at a public offering price of $9.25 per share (the “Offering”). The aggregate gross proceeds from the Offering, including the exercise of the over-allotment, were approximately $159,563, and net proceeds received after underwriting fees and offering expenses totalled approximately $151,773. The Company does not have specific uses of the net proceeds from the Offering but intends to use the net proceeds for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions.

Note 10 — Stock Incentive Plans

2007 Equity Incentive Plan

In April 2020, the Company’s Board of Directors approved, and in June 2020, the Company’s stockholders approved, the sixth Amended and Restated 2007 Equity Incentive Plan (the “Sixth Amended 2007 Plan”). The Sixth Amended 2007 Plan included an increase of 7,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan.

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

RSU Activity

A summary of the Company’s RSU activity for the six months ended June 30, 2020 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2019	3,951	$5.66
Granted	3,013	$6.40
Vested	(885)	$4.88
Forfeited	(190)	$5.78
Awarded and unvested, June 30, 2020	5,889	$6.15	1.73	$54,592

PSU Activity

A summary of the Company’s PSU activity for the six months ended June 30, 2020 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2019	5,417	$6.06
Vested	(276)	$3.61
Forfeited	(1,370)	$6.85
Awarded and unvested, June 30, 2020	3,771	$5.95	1.24	$34,953

PSUs expected to vest at June 30, 2020	1,625	$5.56	0.63	$15,068

PSO Activity

A summary of the Company’s PSO activity for the six months ended June 30, 2020 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
Balance as of December 31, 2019	6,583	$4.54
Canceled	(1,377)	$6.18
Exercised	(948)	$3.61
Balance as of June 30, 2020	4,258	$4.21	7.53	$21,531

PSOs expected to vest at June 30, 2020	526	$3.60	7.35	$2,984
PSOs exercisable at June 30, 2020	2,800	$3.59	7.30	$15,892

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2019	16,288	$3.56
Options granted	210	$9.00
Options canceled	(287)	$5.35
Options exercised	(3,460)	$3.36
Balances at June 30, 2020	12,751	$3.66	6.98	$71,487

Options exercisable at June 30, 2020	8,619	$3.28	6.71	$51,668

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The Nasdaq Global Select Market of $9.27 per share as of June 30, 2020 (the last trading day in the quarter). Cash proceeds, net of taxes, from option exercises were $14,873 and $860 during the six months ended June 30, 2020 and 2019, respectively.

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

Under Accounting Standard Codification 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables:

Stock Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.28%	2.07%	0.28%	2.15%
Expected volatility	69.3%	56.1%	69.3%	56.1%
Expected term (years)	4.00	4.00	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company based its expected volatility on its own historical volatility. The Company did not grant any PSOs during the three and six months ended June 30, 2020 and 2019. The weighted-average fair value of stock options granted during the three and six months ended June 30, 2020 was $4.63 per share. The weighted-average fair value of stock options granted during the three and six months ended June 30, 2019 was $3.88 and $3.94 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development (1)	$5,298	$1,128	$9,260	$5,074
Sales and marketing	1,013	55	1,888	881
General and administrative	1,795	852	3,340	2,887
Total stock-based compensation expense (2)	$8,106	$2,035	$14,488	$8,842
(1)	For the three and six months ended June 30, 2020, stock-based compensation expense recorded in research and development includes $486 and $630 from PSUs classified as liabilities.
(2)	Stock-based compensation expense for the three and six months ended June 30, 2019 included a reversal of previously accrued expense of $2,526 due to a decrease in the vesting probability of certain performance-based equity awards.

The following table summarizes total compensation expense related to unvested awards not yet recognized as of June 30, 2020:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$8,276
RSUs	33,063
PSUs (1)	7,048
PSOs	638
Total unrecognized compensation expense	$49,025
(1)	The unrecognized compensation expense for PSUs classified as equity and vesting in fiscal years 2022 and 2023, except for PSUs classified as liabilities, is excluded in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 1.47 years and 3.30 years, respectively. The unrecognized compensation expense related to PSOs and PSUs, except for performance awards classified as equity and vesting in fiscal years 2022 and 2023, will be recognized over a weighted average period of 0.63 years.

Note 11 – Income Taxes

The Company recorded an income tax benefit of $6,187 and $7,508 for the three and six months ended June 30, 2020, respectively, and an income tax expense of $0 and $178 for the three and six months ended June 30, 2019, respectively. The change in income tax provision was primarily due to changes in pretax income (loss) in the United States and certain foreign entities and changes in tax rates. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”).  As of June 30, 2020, and December 31, 2019, the total amount of unrecognized tax benefits was $16,440 and $15,084, respectively. These unrecognized tax benefits are currently included in the Company’s deferred tax assets, which are subject to full valuation allowance. As such, these unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States of America	$104,377	$73,835	$188,385	$146,703
Americas, excluding the United States	7,827	5,979	14,447	12,197
EMEA	14,715	10,902	26,573	22,430
APAC	6,397	4,824	11,185	10,095
Total revenue	$133,316	$95,540	$240,590	$191,425

Long-Lived Assets

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	June 30,	December 31,
	2020	2019
United States of America	$16,812	$16,738
Rest of the World	967	905
Total	$17,779	$17,643

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report and (2) the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020. The information in this discussion and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties, including risks and uncertainty around the impact of the COVID-19 pandemic. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,”, “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and six months ended June 30, 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Impact of the COVID-19 Pandemic

The extent of the impact of the current COVID-19 pandemic on our operational and financial performance continues to depend on certain developments, including the duration and spread of the outbreak, the impact on our employees, and the effect on the global economy, all of which are uncertain and cannot be predicted. Although we were able to successfully launch two new games, MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena, in March 2020 and have been publishing updates and running live operations for our games while our global workforce has been working from home, we believe that if our employees are required to work from home for many months, and potentially into 2021, it could ultimately negatively impact game development. During the second quarter of 2020, we benefitted from a reduction in CPIs (costs per install), particularly during the month of April, with CPIs increasing beginning in May, though remaining below historical averages. In response to this favorable CPI environment, we increased our investment in user acquisition, which resulted in an increase in the daily active users in many of our games and contributed to a significant increase in our bookings. However, CPIs have reverted to near historical norms and the daily active users of our games have declined from the peaks we experienced in May. Accordingly, we expect our bookings for the third quarter of 2020 to decline from our second quarter bookings. In addition, we may experience adverse impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including restrictions on travel and in-person meetings. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

Financial Results and Trends

Revenue for the three months ended June 30, 2020 was $133.3 million, a 39.5% increase compared to the three months ended June 30, 2019, in which we reported revenue of $95.5 million. The increase was primarily related to an increase in revenue from Design Home, Covet Fashion, the Tap Sports Baseball franchise, Diner DASH Adventures, and Kim Kardashian: Hollywood, as well as the worldwide launch of Disney Sorcerer’s Arena in the first quarter of 2020. These increases were partially offset by declining revenue on a year-over-year basis from catalog titles such as Cooking Dash, Restaurant Dash with Gordon Ramsay, Deer Hunter 2018 (originally launched as Deer Hunter 2016), and Diner Dash.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 61.2% and 59.7% of our total revenue for the three months ended June 30, 2020 and 2019, respectively, and 61.9% and 60.1% for the six months ended June 30, 2020 and 2019, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 55.5% and 52.6% of our total revenue for the three months ended June 30, 2020 and 2019, respectively, and 56.4% and 52.8% for the six months ended June 30, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, from the Android platform, we generated approximately 38.7% and 40.2% of our total revenue for the three months ended June 30, 2020 and 2019, respectively, and 38.0% and 39.7% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. We generated the majority of our Android-related revenue through the Google Play Store, which represented 32.7% and 34.6% of our total revenue for the three months ended June 30, 2020 and 2019, respectively, and 32.3% and 34.4% of our total revenue for the six months ended June 30, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership position in the lifestyle genre through our acquisition of Crowdstar Inc. (“Crowdstar”) in November 2016 and its successful Covet Fashion title, and extended our leadership with our global release of Design Home in November 2016. We introduced key updates for Design Home in 2019 and the first six months of 2020, including elite events for elder players, improved series challenges, language localization in German, French and Spanish, and meta game functionality, and are planning further key updates for this title, including the introduction of e-commerce functionality and the availability of a browser-enabled version of the game. The casual genre includes our Kim Kardashian: Hollywood title; in April 2020, we extended the term of our license agreement with Ms. Kardashian West for an additional 3.5 years through the end of 2023. The casual genre also includes our Cooking Dash and Diner DASH franchises, and our leadership position in this genre was bolstered by our worldwide launch of Diner DASH Adventures in June 2019. The mid-core genre includes our Disney Sorcerer’s Arena title that launched worldwide in March 2020. Our leadership in the sports and outdoors category remains strong with our Tap Sports Baseball and Deer Hunter franchises. In March 2020, we furthered our leadership in this genre with the launch of MLB Tap Sports Baseball 2020 in more than 100 countries (prior versions of the Tap Sports Baseball franchise were only available in the United States, Canada, United Kingdom, Germany and Australia). MLB Tap Sports Baseball 2020 includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association, contains new features and content, including authentic major league stadiums, a skill-based home run mode and a new cover athlete.  We expect to add to our portfolio of sports and outdoor titles through the worldwide release of the next iteration of our Deer Hunter franchise.

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

We also plan to continue monitoring the successful aspects of our games to drive downloads and enhance monetization and retention as part of our product strategy, whether by optimizing advertising revenue within each title, securing additional compelling licensing arrangements, building enhanced and more complex core gameplay, adding deep meta game features and through enhancing our live operations. Optimizing advertising revenue within our games requires us to continue taking advantage of positive trends in the mobile advertising space. Continuing to drive installs and awareness of our games through licensing efforts requires that we continue to partner with brands, celebrities and social influencers that resonate with potential players of our games.  Partnering with desirable licensing partners and renewing our existing licenses with our most successful partners requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners.  We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

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

Our net loss in the three months ended June 30, 2020 was $8.6 million versus net income of $2.5 million in the three months ended June 30, 2019. This change was primarily due to an increase in sales and marketing expenses of $30.2 million, an increase in cost of revenue of $13.8 million, an increase in research and development expenses of $8.7 million, and an increase in general and administrative expenses of $2.3 million, partially offset by an increase in revenue of $37.8 million and a change from tax expense to a tax benefit of $6.2 million. See “—Results of Operations—Comparison of the Three Months Ended June 30, 2020 and 2019” below for further details.

Our net loss in the six months ended June 30, 2020 was $16.8 million versus net income of $3.2 million in the six months ended June 30, 2019. This change was primarily due to an increase in sales and marketing expenses of $44.8 million, an increase in cost of revenue of $17.1 million, an increase in research and development expenses of $11.7 million, an increase in general and administrative expenses of $2.3 million, and a decrease in interest and other income, net of $951,000, partially offset by an increase in revenue of $49.2 million and a change from tax expense to a tax benefit of $7.5 million. See “—Results of Operations—Comparison of the Six Months Ended June 30, 2020 and 2019” below for further details.

Our ability to achieve, sustain and increase profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We significantly increased our sales and marketing expenditures during the first six months of 2020 compared to the first six months of 2019. This increase largely related to higher marketing spend for most of our successful titles as well as for user acquisition expenditures related to the global launch of Disney Sorcerer’s Arena, and we increased our planned user acquisition spend during the second quarter of 2020 to capitalize on the lower CPI environment that resulted from the COVID-19 pandemic. Our increased sales and marketing expenses may impair our ability to achieve and sustain profitability if this spending does not result in increased revenues over the longer term. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. In the remainder of 2020, we expect that our operating costs will decrease as we reduce our user acquisition costs for our games due to an expected less favorable CPI environment compared to the first half of the year.

Cash and cash equivalents at June 30, 2020 totaled $283.1 million, an increase of $156.0 million from the $127.1 million balance at December 31, 2019. This increase was primarily related to $164.9 million of cash provided by financing activities, including $151.8 million, net of expenses, received from the Offering in June 2020, partially offset by $5.7 million cash used in investing activities, and $3.0 million cash used in operating activities.

Key Financial Metrics

Revenue and Bookings

GAAP revenue increased $37.8 million, or 39.5%, from $95.5 million for the three months ended June 30, 2019 to $133.3 million for the three months ended June 30, 2020. GAAP revenue increased $49.2 million, or 25.7%, from $191.4 million for the six months ended June 30, 2019 to $240.6 million for the six months ended June 30, 2020. The increases were primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, as well as the launch of Diner DASH Adventures and WWE Universe in the second quarter of 2019, and Disney Sorcerer’s Arena in the first quarter of 2020.

 Bookings is a non-GAAP financial measure that is equal to the total revenue we recognize in a given period, plus the net change in deferred revenue during the period. We initially record the sale of virtual items within our games as deferred revenue and then recognize that revenue over the estimated average playing period of paying users. Revenue from advertisements and offers are recognized at the point in time the advertisements are displayed in the game or the offer has been completed by the user, as the user simultaneously receives and consumes the benefits provided from these services. We believe bookings is a useful indicator of the sales activity in a given period and use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company.

While we believe that bookings are useful in evaluating our business, this information should be considered as supplemental in nature and is not intended to be considered in isolation of, as a substitute for, or as superior to, revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which may reduce its usefulness as a comparative measure.

The following table presents a reconciliation of total revenue to total bookings for each of the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Reconciliation of Revenue to Bookings:	(dollars in thousands)
Revenue	$133,316	$95,540	$240,590	$191,425
Change in deferred revenue	48,672	6,380	47,869	3,084
Bookings	$181,988	$101,920	$288,459	$194,509

Key Operating Metrics

We manage our business by tracking various non-financial operating metrics that give us insight into user behavior in our games. The four metrics that we use most frequently are Daily Active Users (DAU), Monthly Active Users (MAU), Average Bookings Per Daily Active User (ABPDAU) and Average Revenue Per Daily Active User (ARPDAU). Our methodology for calculating DAU, MAU, ABPDAU and ARPDAU may differ from the methodology used by other companies to calculate similar metrics.

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

ABPDAU is total free-to-play smartphone bookings – consisting of micro-transactions, advertisements and offers – for the measurement period, divided by the number of days in that period, divided by the number of DAU during the period. ABPDAU reflects game monetization based on bookings which does not reflect any deferral of revenue derived from the sale of virtual items within our games.

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

We calculate DAU, MAU, ABPDAU and ARPDAU for only our primary distribution platforms, Apple’s App Store, the Google Play Store and Amazon’s Appstore, as well as from Facebook for certain titles; we are not able to calculate these metrics across all of our distribution channels. In addition, the platforms that we include for purposes of this calculation have changed over time, and we expect that they will continue to change as our business evolves, but we do not expect that we will adjust prior metrics to take any such additions or deletions of distribution platforms into account. We believe that calculating these metrics for only our primary distribution platforms at a given period is generally representative of the metrics for all of our distribution platforms. Moreover, we rely on the data analytics software that we incorporate into our games to calculate and report the DAU, MAU, ABPDAU and ARPDAU of our games, and we make certain adjustments to the analytics data to address inconsistencies between the information as reported and our DAU and MAU calculation methodology.

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

As of January 1, 2019, we began calculating DAU and MAU using the average of each month during the period rather than our historical practice of calculating these metrics based on the last month of the period. For example, DAU for the three months ended June 30, 2020 is calculated as an average of aggregate daily DAU for the months of April 2020, May 2020 and June 2020 calculated for all active smartphone free-to-play titles during those months across the distribution platforms for which we calculate the metric. We adopted this new methodology because we believe that it provides a more accurate representation of overall DAU and MAU for the applicable period and more closely aligns with the methodology used by other companies in the gaming industry to calculate similar metrics.

	Three Months Ended,
	2020		2019
	Jun 30	Mar 31	Jun 30	Mar 31
Aggregate DAU (in thousands)	3,788	3,048	3,230	3,150
Aggregate MAU (in thousands)	20,194	17,774	19,065	19,118
Aggregate ARPDAU	$0.39	$0.39	$0.33	$0.34
Aggregate ABPDAU	$0.53	$0.38	$0.35	$0.33

The increase in aggregate DAU and MAU for the three months ended June 30, 2020 as compared to the same period of the prior year was primarily related to higher downloads across our portfolio of games and an increase in aggregate DAU and MAU attributable to our new title launches in 2020, MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena.

Our aggregate ARPDAU and ABPDAU increased for the three months ended June 30, 2020 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU, ARPDAU and ABPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Significant Transactions

Follow-on Public Offering

In June 2020, we completed a follow-on public offering of 17,250,000 shares of our common stock, which included an over-allotment option to purchase an additional 2,250,000 shares, at a public offering price of $9.25 per share (the “Offering”). The aggregate gross proceeds from the Offering, including the exercise of the over-allotment, were approximately $159.6 million, and net proceeds received after underwriting fees and offering expenses totalled approximately $151.8 million. We do not have specific uses of the net proceeds from the Offering but intend to use the net proceeds for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions.

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

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,
	2020	2019	% Change

Revenue by Type	(dollars in thousands)
In-App Purchases	$116,907	$82,659	41.4%
Advertisements and Offers	16,374	12,864	27.3%
Other	35	17	103.9%
Total revenue	$133,316	$95,540	39.5%

Our revenue increased $37.8 million, or 39.5%, from $95.5 million for the three months ended June 30, 2019 to $133.3 million for the three months ended June 30, 2020, which was primarily comprised of a $34.2 million increase in our revenue from micro-transactions (in-app purchases) and an increase of $3.5 million in our revenue from advertisements and offers. The increase in revenue from micro-transactions was primarily related to an increase in revenue from our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, as well as the worldwide launch of new titles Diner DASH Adventures and WWE Universe in the second quarter of 2019, and Disney Sorcerer’s Arena in the first quarter of 2020. Revenue from our growth games increased by $16.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Revenue from new titles launched in 2019 and 2020 increased by $18.2 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Revenue from our catalog titles increased by a net $2.9 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to increased revenue from Kim Kardashian: Hollywood that was partially offset by declining revenue from our other catalog titles. The increase in revenue from advertisements and offers was primarily due to the increase in aggregate DAU.

During the three months ended June 30, 2020, Design Home, the Tap Sports Baseball franchise, Covet Fashion, and Kim Kardashian: Hollywood were our top four revenue-generating games and comprised 39.2%, 16.8%, 14.1%, and 10.2%, respectively, of our revenue for the period. During the three months ended June 30, 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, were our top three revenue-generating games and comprised 44.6%, 20.0% and 15.8%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the three months ended June 30, 2020 and 2019.

International revenue (generated from distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $7.2 million from $21.7 million in the three months ended June 30, 2019 to $28.9 million in the three months ended June 30, 2020. This increase was primarily due to an increase in aggregate DAU.

Cost of Revenue

	Three Months Ended June 30,
	2020	2019	% Change

Cost of revenue:	(dollars in thousands)
Platform commissions, royalties and other	$46,727	$32,806	42.4%
Amortization of intangible assets	887	1,056	(16.0%)
Total cost of revenue	$47,614	$33,862	40.6%
Revenue	$133,316	$95,540	39.5%
Gross margin	64.3%	64.6%

Our cost of revenue increased $13.8 million, or 40.6%, from $33.9 million in the three months ended June 30, 2019 to $47.6 million in the three months ended June 30, 2020. This was primarily due to an increase of $10.5 million in platform commission and hosting fees resulting from a higher volume of revenue transactions through the digital storefronts. This increase was partially offset by a $169,000 decrease in amortization of intangible assets.

The royalties we paid to licensors increased by $3.3 million, or 52.3%, from $6.2 million in the three months ended June 30, 2019 to $9.5 million in the three months ended June 30, 2020. The increase was due to a growth in revenue from royalty burdened titles.

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	% Change

	(dollars in thousands)
Research and development expenses	$28,420	$19,736	44.0%
Percentage of revenue	21.3%	20.7%

Our research and development expenses increased $8.7 million, or 44.0%, from $19.7 million in the three months ended June 30, 2019 to $28.4 million in the three months ended June 30, 2020. This was primarily attributable to a net increase in payroll related costs of $5.8 million mainly due to the increase in headcount, payroll taxes and certain employee benefit costs, a $4.2 million increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended June 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards, a $777,000 increase in professional and outside services, and a $628,000 increase in allocated charges for equipment, facilities and depreciation. The increase in research and development expenses was partially offset by a $2.3 million research and development tax credit received and a $373,000 decrease in business travel and entertainment due to shelter in place orders resulting from the COVID-19 pandemic. As a percentage of revenue, research and development expenses increased slightly from 20.7% in the three months ended June 30, 2019 to 21.3% in the three months ended June 30, 2020. We expect our research and development expenditures to increase slightly in absolute dollars in the remainder of 2020, primarily due to expected increases in headcount and no research and development tax credit expected to be received in the second half of 2020.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2020	2019	% Change

	(dollars in thousands)
Sales and marketing expenses	$65,203	$35,040	86.1%
Percentage of revenue	48.9%	36.7%

Our sales and marketing expenses increased $30.2 million, or 86.1%, from $35.0 million in the three months ended June 30, 2019 to $65.2 million in the three months ended June 30, 2020. This was primarily attributable to a $26.9 million increase in user acquisition and other marketing expenditures primarily related to a significant investment in user acquisition across our games as we sought to capitalize on the lower CPI environment that existed in April and May 2020, a $1.6 million increase in net payroll related costs mainly due to the increase in headcount and certain employee benefit costs, and a $959,000 increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended June 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards. As a percentage of revenue, sales and marketing expenses increased from 36.7% in the three months ended June 30, 2019 to 48.9% in the three months ended June 30, 2020. We expect that our sales and marketing expenses will decrease sequentially in the third and fourth quarters of 2020.

General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	% Change

	(dollars in thousands)
General and administrative expenses	$7,266	$4,951	46.8%
Percentage of revenue	5.5%	5.2%

Our general and administrative expenses increased $2.3 million, or 46.8%, from $5.0 million in the three months ended June 30, 2019 to $7.3 million in the three months ended June 30, 2020. The increase was primarily attributable to a $943,000 increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended June 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards, an $815,000 net increase in payroll related costs mainly due to the increase in headcount and certain employee benefit costs and a $456,000 increase in professional fees and expenses. As a percentage of revenue, general and administrative expenses increased from 5.2% in the three months ended June 30, 2019 to 5.5% in the three months ended June 30, 2020. We expect our general and administrative expenses to increase in absolute dollars in the remainder of 2020, primarily due to increases in headcount and certain facilities related expenses.

Interest and Other Income, Net

Interest and other income, net, decreased $122,000, or 21.9%, from $556,000 in the three months ended June 30, 2019 to $434,000 in the three months ended June 30, 2020. This was primarily attributable to lower investment and interest income earned on money market funds partially offset by foreign currency gains related to the revaluation of certain account balances during the three months ended June 30, 2020.

Income Tax Benefit/(Provision)

Our income tax provision changed from an income tax expense of $0 in the three months ended June 30, 2019 to an income tax benefit of $6.2 million in the three months ended June 30, 2020. This change was primarily due to changes in pretax income (loss) in the United States and certain foreign entities and changes in tax rates. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, state taxes, and changes in foreign withholding taxes.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended June 30,
	2020	2019	% Change

Revenue by Type	(dollars in thousands)
In-App Purchases	$212,846	$166,203	28.1%
Advertisements and Offers	27,703	25,194	10.0%
Other	41	28	44.6%
Total revenue	$240,590	$191,425	25.7%

Our revenue increased $49.2 million, or 25.7%, from $191.4 million for the six months ended June 30, 2019 to $240.6 million for the six months ended June 30, 2020, which was primarily comprised of a $46.6 million increase in our revenue from micro-transactions (in-app purchases) and a $2.5 million increase in advertisements and offers revenues. The increase in revenue was primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, as well as the launch of Diner DASH Adventures and WWE Universe in the second quarter of 2019, and Disney Sorcerer’s Arena in the first quarter of 2020. Revenue from our growth games increased by $25.6 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Revenue from the new titles launched in 2019 and 2020 increased $27.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were partially offset by a $3.8 million aggregate decline in revenue from catalog titles.

During the six months ended June 30, 2020, Design Home, the Tap Sports Baseball franchise and Covet Fashion were our top three revenue-generating games and comprised 40.9%, 17.7%  and 14.9%, respectively, of our revenue for the period. During the six months ended June 30, 2019, Design Home, the Tap Sports Baseball franchise and Covet Fashion were our top three revenue-generating games and comprised 44.8%, 18.5%  and 15.7%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the six months ended June 30, 2020 and 2019.

International revenue increased by $7.5 million, from $44.7 million in the six months ended June 30, 2019 to $52.2 million in the six months ended June 30, 2020. This increase was primarily due to increases in revenue from growth games and new title launches discussed above.

Cost of Revenue

	Six Months Ended June 30,
	2020	2019	% Change

	(dollars in thousands)
Cost of revenue:
Platform commissions, royalties and other	$83,701	$66,076	26.7%
Amortization of intangible assets	1,775	2,308	(23.1%)
Total cost of revenue	$85,476	$68,384	25.0%
Revenue	$240,590	$191,425
Gross margin	64.5%	64.3%

Our cost of revenue increased $17.1 million, or 25.0%, from $68.4 million in the six months ended June 30, 2019 to $85.5 million in the six months ended June 30, 2020. This increase was primarily due to an increase of $14.5 million in platform commission and hosting fees due to a higher volume of revenue transactions through the digital storefronts.

The increase was partially offset by a $533,000 decrease in amortization of intangible assets and a $313,000 decrease in impairment of prepaid royalties.

The royalties we paid to licensors increased by $3.5 million, or 27.9%, from $12.4 million in the six months ended June 30, 2019 to $15.9 million in the six months ended June 30, 2020. The increase was due to a growth in revenue from royalty burdened titles.

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	% Change

	(dollars in thousands)
Research and development expenses	$57,951	$46,282	25.2%
Percentage of revenue	24.1%	24.2%

Our research and development expenses increased $11.7 million, or 25.2%, from $46.3 million in the six months ended June 30, 2019 to $58.0 million in the six months ended June 30, 2020. This was primarily attributable to a net increase in payroll related costs of $8.3 million mainly due to the increase in headcount, payroll taxes and certain employee benefit costs, a $4.2 million increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended June 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards, a $1.0 million increase in allocated charges for equipment, facilities and depreciation, and a $737,000 increase in professional and outside services. The increase in research and development expenses was partially offset by a $2.3 million research and development tax credit received and a $502,000 decrease in business travel and entertainment expenses due to shelter in place orders resulting from the COVID-19 pandemic. As a percentage of revenue, research and development expenses slightly decreased from 24.2% in the six months ended June 30, 2019 to 24.1% in the six months ended June 30, 2020.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2020	2019	% Change

	(dollars in thousands)
Sales and marketing expenses	$107,946	$63,145	70.9%
Percentage of revenue	44.9%	33.0%

Our sales and marketing expenses increased $44.8 million, or 70.9%, from $63.1 million in the six months ended June 30, 2019 to $107.9 million in the six months ended June 30, 2020. This increase was primarily attributable to a $39.6 million increase in user acquisition and other marketing expenditures primarily related to a significant investment in user acquisition for Disney Sorcerer’s Arena and Diner DASH Adventures following these titles’ global launches in March 2020 and June 2019, respectively, as well as increased marketing expenditures for Design Home, the Tap Sports Baseball franchise, and Kim Kardashian: Hollywood as we sought to capitalize on the lower CPI environment that existed in April and May 2020, a $2.6 million increase in net payroll related costs mainly due to the increase in headcount and certain employee benefit costs, and a $1.0 million increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended June 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards. As a percentage of revenue, sales and marketing expenses increased from 33.0% in the six months ended June 30, 2019 to 44.9% in the six months ended June 30, 2020.

General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	% Change

	(dollars in thousands)
General and administrative expenses	$13,933	$11,586	20.3%
Percentage of revenue	5.8%	6.1%

Our general and administrative expenses increased by $2.3 million, or 20.3%, from $11.6 million in the six months ended June 30, 2019 to $13.9 million in the six months ended June 30, 2020. The increase was primarily attributable to a $1.3 million increase in payroll related costs mainly due to the increase in headcount and certain employee benefit costs, a $571,000 increase in professional fees and expenses, a $502,000 increase in allocated charges for equipment, facilities and depreciation, and a $453,000 increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended June 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards. These increases were partially offset by a $357,000 decrease in consulting services expenses. As a percentage of revenue, general and administrative expenses decreased from 6.1% in the six months ended June 30, 2019 to 5.8% in the six months ended June 30, 2020.

Interest and Other Income, Net

Interest and other income, net decreased $951,000, or 72.0%, from $1.3 million in the six months ended June 30, 2019 to $369,000 in the six months ended June 30, 2020. This was primarily attributable to lower investment and interest income earned on money market funds and foreign currency losses during the six months ended June 30, 2020.

Income Tax Benefit/(Provision)

Our income tax provision changed from an income tax expense of $178,000 in the six months ended June 30, 2019 to an income tax benefit of $7.5 million in the six months ended June 30, 2020. This change was primarily due to changes in pre-tax income (loss) in the United States and certain foreign entities and changes in tax rates. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, state taxes, and changes in foreign withholding taxes.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows provided by/(used in) operating activities	$(3,007)	$6,889
Cash flows used in investing activities	$(5,733)	$(2,282)
Cash flows provided by/(used in) financing activities	$164,891	$(2,970)

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. We had an accumulated deficit of $448.4 million as of June 30, 2020.

Operating Activities

In the six months ended June 30, 2020, net cash used in operating activities was $3.0 million, which was primarily due to an increase of $35.3 million in accounts receivable mainly due to the timing of payments from our customers, a $16.8 million net loss, a $14.4 million increase in deferred platform commission fees attributable to higher bookings, a $9.6 million increase in prepaid expenses and other assets, a $6.6 million increase in prepaid royalties, a $4.4 million increase in deferred royalties, and a $2.0 million decrease in accrued royalties. The total net cash used was partially offset by a $47.9 million increase in deferred revenue, a $12.1 million increase in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors, a $4.4 million increase in accrued compensation, and non-cash adjustments including $14.5 million of stock based compensation expense, $2.7 million of depreciation expense, $2.0 million of non-cash lease expense, and $1.8 million of amortization of intangible assets.

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

Investing Activities

In the six months ended June 30, 2020, we used $5.7 million of cash in investing activities related to leasehold improvements and equipment purchases.

In the six months ended June 30, 2019, we used $2.3 million of cash in investing activities primarily related to property and equipment purchases of $2.1 million.

Financing Activities

In the six months ended June 30, 2020, net cash provided by financing activities was $164.9 million, which was primarily due to $151.8 million received from the Offering net of issuance costs and $16.6 million in proceeds received from option exercises and purchases under our employee stock purchase plan, partially offset by $3.5 million of taxes paid related to net share settlement of equity awards.

In the six months ended June 30, 2019, net cash used in financing activities was $3.0 million which was primarily due to $6.4 million of taxes paid related to net share settlement of equity awards offset by $3.4 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $283.1 million as of June 30, 2020. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $3.6 million as of June 30, 2020, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

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

We believe our existing cash and cash equivalents, including funds provided by the Offering, will provide sufficient liquidity and capital resources to meet our operational requirements and other general corporate purposes, which may include potential acquisitions and strategic transactions. If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2020:

	Payments Due by Period from June 30, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
Operating lease obligations (1)	$52,188	$7,023	$13,998	$14,349	$16,818
Guaranteed royalties (2)	33,184	13,025	13,469	6,690	—
Total contractual obligations	$85,372	$20,048	$27,467	$21,039	$16,818

(1)The amount of a tenant improvement allowance that we expect to receive in the third quarter of 2020 for one of our office leases is netted against the future obligations amount.
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

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our market risk profile has not changed significantly during the three months ended June 30, 2020.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of June 30, 2020, substantially all of our cash and cash equivalents of $283.1 million was held in operating bank and money market accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, net, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of June 30, 2020, and December 31, 2019, our cash and cash equivalents were maintained by financial institutions in the United States, Canada, Hong Kong and India and our current deposits are likely in excess of insurance limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At June 30, 2020, Apple and Google accounted for 66.1% and 20.4% of total accounts receivable, respectively. At December 31, 2019, Apple, Google, and Tapjoy accounted for 47.2%, 28.5% and 17.8% of total accounts receivable, respectively. No other customer or digital storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2019 and the first six months of 2020, some of these currencies fluctuated significantly. Our revenue is usually denominated in the functional currency of the distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and the Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar, or USD, could have and have had a material impact on our results of operations.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the Indian Rupee versus the USD and the Canadian Dollar versus the USD. At month-end, non-functional currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in interest and other income, net. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in stockholders’ equity. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, in 2018, we decided to delay the worldwide launch dates of WWE Universe and Diner DASH Adventures to May and June 2019, respectively, in order to give the development teams additional time to work on these titles. In August 2019 and August 2020, respectively, we announced that we were delaying the expected worldwide launch dates of Disney Sorcerer’s Arena and Deer Hunter World for similar reasons. While Diner DASH Adventures has been commercially successful, WWE Universe has performed significantly below our expectations, and it is possible that Disney Sorcerer’s Arena will not generate significant revenue on a long-term basis despite its initial success following worldwide launch. Furthermore, our future game launches could also be delayed, they may not be successful when launched, or we may decide to not globally launch a game at all if its performance during beta testing does not meet our quality standards (as might be the case with our Originals title), any of which would likely harm our business, operating results and financial condition.

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

We have recently implemented a work from home policy for all of our workforce as a result of the current COVID-19 pandemic, which may have a substantial impact on employee attendance, morale and productivity, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. The duration and extent of the impact from the coronavirus outbreak on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees. While we were able to successfully launch MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena in March 2020 while our workforce was working from home and have been publishing updates and running live operations for our games, we believe that if our employees are required to work from home for many months, it could ultimately negatively impact game development and potentially result in delays in launching new games or releasing significant product updates.

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

Our efforts to develop new growth games and enhance our existing growth games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

●	our strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including:
●	the increasing competition throughout the mobile gaming industry for downloads, not only with other mobile games but also with social media and other non-gaming related applications;
●	limits on the number of mobile applications players are willing to download to and maintain on their devices;
●	poor consumer reviews or other negative publicity;
●	ineffective or insufficient marketing efforts, particularly since we intend to continue to test new user acquisition channels which may be ineffective or whose return on investment may not be as directly measurable as our traditional user acquisition campaigns;
●	lack of sufficient social and community features;
●	lack of prominent storefront featuring;
●	failure to reach and maintain Top Free App Store rankings; and
●	the relatively large file size of some of our games; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations;
●	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games; this may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;
●	future games that we release may fail to resonate with consumers and games that incorporate licensed property may not be financially successful due to the minimum guaranteed royalty payments to our licensors;
●	we intend to continue to develop games based upon our own intellectual property, in addition to well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our original intellectual property games;
●	many well-funded public and private companies have released, or plan to release, games in the same genres as our growth games or games incorporating the same licensed brands that we use in our games (e.g., Disney/Pixar), and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;
●	we may have difficulty hiring the experienced monetization, live operations, server technology, data analyst, user experience, game designer, and product management personnel that we require to develop our new games and support our existing growth and catalog games, particularly in the competitive hiring market in the San Francisco Bay Area where our headquarters is located, or may face difficulties in developing our technology platform and incorporating it into our products or developing unique gameplay;
●	we depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service; and
●	the impact of potential regulatory issues, including:
●	various jurisdictions are assessing the legality of “loot boxes” which are commonly used in some of our top games. The Federal Trade Commission (“FTC”) held a public workshop in August 2019 to examine consumer protection issues related to loot boxes. If the FTC or a comparable regulatory or legislative body in another jurisdiction determines that loot boxes constitute gambling or otherwise elects to regulate the use of loot boxes, we may be required to stop utilizing loot boxes within our games that are distributed in such jurisdictions, which would negatively impact our revenues;
●	the FTC has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future regulatory action or lawsuit; and
●	various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel.

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

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), Disney, Electronic Arts (EA Mobile), Gameloft, Netmarble (including its Kabam Games subsidiary), Rovio, Stillfront, Warner Brothers, and Zynga and many well-funded private companies, including AppLovin, Epic Games, Firecraft Studios, Jam City, Miniclip, Niantic, Playrix, Pocket Gems, Scopely, and

Supercell.  In addition, hyper-casual games published by companies such as Ketchapp, Lion Studios, and Voodoo account for a significant and growing percentage of mobile gaming downloads.

We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, Apple recently launched its Apple Arcade subscription service in which users receive access to a curated selection of paid titles on the App Store, and Google recently launched its Stadia cloud gaming service in which users can stream games to various devices as well as announced plans to open a new first-party gaming studio that will be creating exclusive games for Stadia. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include, or may include, established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.  Given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 4.3 million applications, including more than 900,000 active games, were available on Apple’s U.S. App Store as of July 31, 2020. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, TikTok, Twitter, and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create other non-gaming related software applications.

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with our most recent product launches.  The percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 5%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 5% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch, during special events or following content updates or marketing campaigns.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise improve our games though updates and live operations. In addition, if the current COVID-19 pandemic results in an economic downturn, our users may reduce their discretionary spending and our revenues could suffer. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We have depended on a small number of growth games for a significant portion of our revenue in recent fiscal periods.  If these games do not continue to grow or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for the six months ended June 30, 2020, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 73.5% of our revenue during the period, while our top three titles for the first six months ended June 30, 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 79.0% of our revenue during the period. We expect our dependency on a small number of games, and in particular Design Home, for a majority of our revenue will continue for the foreseeable future. The current COVID-19 pandemic has resulted in the delay and shortening of the Major League Baseball season, which we believe has at least somewhat negatively impacted downloads of and revenues from our MLB Tap Sports Baseball 2020 game. If the Major League Baseball season is further shortened or is unable to be completed, it could result in revenues from MLB Tap Sports Baseball 2020 declining from the prior year’s version. In addition, if we are unable to grow bookings from Disney Sorcerer’s Arena or Diner DASH Adventures so that they become growth games, or if any games that we launch in the near future are not successful, it could result in an overall decline in our revenues and cause us to continue to rely primarily on our existing growth games for a significant majority of revenues during 2020 and beyond.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 61.9% of our total revenue for the six months ended June 30, 2020 compared with 60.1% for the six months ended June 30, 2019.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 56.4% and 52.8% of our total revenue for the six months ended June 30, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 38.0% and 39.7% of our total revenue for the six months ended June 30, 2020 and 2019, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 32.3% and 34.4% of our total revenue for the six months ended June 30, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon worldwide commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

The manufacturers of mobile devices on which our free-to-play games can be played have the unilateral ability to change the hardware or software of their devices which may negatively affect our business.

Our games are played on mobile devices manufactured by third parties. We have no influence on the hardware or software of these devices and any changes to them might negatively impact our business. Mobile devices contain identifiers for advertisers (“IDFAs”) which currently are shared with the publishers of the applications on a mobile device. Publishers use these IDFAs for a variety of business purposes, among others for measuring advertising, generating advertising revenue, performing application user level analytics, and targeting users in marketing campaigns. In June 2020, Apple announced that starting with its new iOS 14 operating system, which is scheduled to be available in Fall 2020, the IDFAs of Apple’s mobile devices will no longer be available by default to mobile application publishers. Instead, the IDFA will only be accessible to the application publisher if a user gives the publisher permission to access his or her IDFA by expressly consenting to this access. We expect only a minority of users who upgrade their Apple devices to iOS 14 will consent to us accessing their IDFA. This may lead to a number of challenges including:

●we may have difficulty measuring the effectiveness of our user acquisition campaigns;
●we may have difficulty optimizing user acquisition campaigns to deliver return on investment;
●we may have difficulty projecting the potential return of our user acquisition campaigns;
●we may see a negative impact to our advertising revenue;
●we may encounter challenges migrating from IDFA to other identifiers for the purposes of analytics thereby introducing risk to our core data infrastructure;
●we may have difficulties formulating new marketing strategies that are as effective as the IDFA-driven marketing strategies we currently employ; and
●we may encounter challenges updating a wide variety of software development kits utilized across our portfolio of games to be in compliance with iOS14.

These challenges might negatively impact our revenue or otherwise materially harm our business.

It is becoming increasingly difficult and more expensive for us to acquire players for our games and we may not achieve a positive return on investment on our user acquisition efforts.

It is becoming increasingly difficult and more expensive for us to acquire players for our games for a variety of reasons, including the increasingly competitive nature of the mobile gaming industry and the significant amount of time and attention users are dedicating to competing entertainment options, including social media and other non-gaming applications. In addition, we believe that changes that Apple has implemented during the last several years to its platform, particularly the removal of the Top Grossing rankings and decreasing the prominence of the Top Free rankings, has negatively impacted the number of organic downloads of our games. These factors have contributed to an overall decline in our daily and monthly active users for our existing games as well as fewer players downloading our new games than in the past despite our substantially increased spending on user acquisition efforts. For example, our launch of Diner DASH Adventures in June 2019 resulted in significantly fewer downloads than prior versions of our Dash franchise such as Cooking Dash and Restaurant Dash with Gordon Ramsay. While the COVID-19 pandemic resulted in a reduction in CPIs (costs per install) and an increase in the daily active users in many of our games during April and May 2020, we believe that this effect may be temporary as CPIs have reverted to near historical norms and the daily active users of our games have declined from the peaks we experienced in May, and we believe that the trend of increasing CPIs and declining daily and monthly active users may persist over the longer term. If the number of players who download our new title launches does not meet our expectations, in particular for the next iteration of our Deer Hunter franchise, our revenues and operating results will suffer. Our existing successful growth games are not immune to these trends, as we experienced significantly higher CPIs for Design Home and Covet Fashion during the first half of 2019 due to substantial increases in spending by several competitors, which negatively impacted the revenue and margins for these titles. Furthermore, our spending on user acquisition is designed so that we will achieve a positive return on investment – that is, we expect that the amount we spend to acquire users in our games will be less than the revenue we ultimately generate from such acquired users. In order to determine the expected revenue from acquired users who may play our games for multiple years, we often must make certain assumptions about their projected spending behavior, particularly for new games like Disney Sorcerer’s Arena for which we do not have similar games in our portfolio to aid us in our modeling efforts. To the extent that we do not achieve a positive return on investment on our user acquisition spending, it will negatively impact our margins and overall operating results.

We have a history of net losses, may incur substantial net losses in the future and may not achieve and sustain profitability or growth in future periods.

We have incurred significant losses since inception, including a net loss of $16.8 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $448.4 million. While we conducted several restructurings in the past, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing growth games as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth games and our new title launches; hiring additional staff in all of our offices worldwide; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company. We anticipate that the costs of acquiring new players and otherwise marketing our games will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our user acquisition spending for our growth games, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. Additionally, we have taken restructuring charges in the past and a $2.7 million charge relating to impairment of acquired in process research and development during the third quarter of 2018. Furthermore, given the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue may be challenging.

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
●the activities, announcements and performance of our commercial partners; and
●macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending such as may result from the current COVID-19 pandemic.

We may not, or may be unable to, renew our existing content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenue if we fail to replace such revenue with revenue from games based on our own intellectual property.

During the six months ended June 30, 2020, we generated 33.0% of our revenue from games that are based on or substantially incorporate third-party intellectual property, such as the Tap Sports Baseball franchise, Kim Kardashian: Hollywood and Disney Sorcerer’s Arena. We expect to continue to derive significant revenue from these titles in 2020 and in future years. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements. As of June 30, 2020, we had remaining prepaid royalty balances totaling $39.7 million. We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

Tencent, through its controlled affiliates, held approximately 12.3% of the aggregate voting power of our common stock as of June 30, 2020, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us. Tencent was also granted the right to designate a member of our board of directors, and currently Ben Feder, Tencent’s President of International Partnerships (North America), is Tencent’s representative on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

International sales represented approximately 21.7% and 23.4% of our revenue during the six months ended June 30, 2020 and 2019, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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
●health epidemics or contagious diseases, such as the current COVID-19 pandemic, that negatively impact our customers or business partners;
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

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within each loot box to customers prior to purchase. Google similarly updated its terms of service in May 2019. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise, Kim Kardashian: Hollywood, and Disney Sorcerer’s Arena. We have updated our games that offer loot boxes to comply with Apple’s and Google’s rules and do not believe that this has had a material impact on the monetization of these games. However, in the event that Apple or Google changes its developer terms of service to include more onerous requirements or if either Apple or Google were to prohibit the use of loot boxes in games distributed on its digital platform, we would be required to redesign the economies of the affected games in order to continue distribution on the impacted platforms, which would likely cause a decline in the revenues generated from these games could require us to incur additional development costs, and might have an impact on the development and release schedule of our products.  In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under each country’s laws. Our games were not among those reviewed, but if they were found to be sufficiently similar, we may be required to modify our implementation of loot boxes to continue offering them in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, the FTC held a public workshop in August 2019 to examine consumer protection issues related to loot boxes. Various other jurisdictions, including Australia, the United Kingdom, and the states of California, Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Furthermore, in May 2019, U.S. Senators Josh Hawley, Ed Markey and Richard Blumenthal introduced a bill to the Senate that would prohibit loot boxes and pay-to-win micro-transactions in “minor oriented” games. To the extent that a United States federal law, the FTC or a comparable regulatory or legislative body of another jurisdiction determines that loot boxes constitute gambling or otherwise elects to regulate the use of loot boxes, we could be required to stop utilizing loot boxes within our games that are distributed in such jurisdictions, negatively impacting our revenues.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, regulating the ability to offer certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. In addition, there have been calls from U.S. government officials to examine violence in video games in light of high-profile mass shootings. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games, for example to comply with labeling requirements for our free-to-play games. Additionally, if the FTC or any other significant regulatory body issues rules significantly restricting or even prohibiting in-app purchases or any other key aspect of our business, it would significantly impact our business strategy. In addition, self-regulatory bodies in the United States (the Entertainment Software Rating Board) and foreign jurisdictions (such as the Pan European Game Information (PEGI) in the European Union) provide consumers with rating information on various products such as entertainment software similar to our games based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games, along with regulations that may require us to obtain approval from certain government agencies in China, including the Ministry of Culture and General Administration of Press and Publication, in order to continue to publish our games in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

Unrelated third parties have developed, and may continue to develop, “cheating” programs, scam offers, black-markets and other offerings that may decrease our revenue generated from our virtual economies, divert our players from our games or otherwise harm us.  Cheating programs enable players to exploit vulnerabilities in our games to obtain virtual currency or other items that would otherwise generate in-app purchases for us, play the games in automated ways or obtain unfair advantages over other players who do play fairly.  Unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits.  In addition, we previously announced that we intend to explore the extension of Design Home and Tap Sports Baseball to the PC web browser, and a browser-enabled version of these titles may contain vulnerabilities that we don’t anticipate which could significantly impact our top two revenue generating titles. We devote resources to discover and disable these programs and activities, but if we are unable to do so in a prompt and timely manner, our operations may be disrupted, our reputation damaged and players may play our games less frequently or stop playing our games altogether.  This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims, and increased customer service costs needed to respond to disgruntled players.

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only fifteen issued U.S. patents and four U.S. patent applications currently outstanding, including two that we inherited through acquisitions, so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on two of the issued U.S. patents.

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

Finally, if we change our international operations, adopt new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions in light of changing tax laws, our tax expense could increase.

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

In addition, The Nasdaq Global Select Market on which our common stock is listed has in the past and more recently due to the COVID-19 pandemic experienced extreme price and volume fluctuations that have affected the market prices of many companies, some of which appear to be unrelated or disproportionate to their operating performance. These broad market fluctuations could and did adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation against us could result in substantial costs and divert our management’s attention and resources.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statements, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. For example, Tencent is free to sell the 21,000,000 shares it acquired from us in the second quarter of 2015 on the open-market, subject only to our black-out periods and other limitations under our insider trading policy. On June 2, 2020, we filed with the Securities and Exchange Commission, or SEC, a shelf registration statement on Form S-3, which became automatically effective upon filing. Under this shelf registration statement, we may, from time to time, sell common stock, such as our recent public offering of 17,250,000 shares of our common stock sold at $9.25 per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are incorporated by reference into this Item 6.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws of Glu Mobile Inc., as adopted April 23, 2020.	8-K	001-33368	3.01	04/28/2020

10.01	Amended & Restated 2007 Equity Incentive Plan, as amended and restated through June 18, 2020					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	Inline XBRL Report Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 is formatted in Inline XBRL.	X

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

GLU MOBILE INC.
Date: August 7, 2020	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)