Form 10-Q
period 2020-09-30
GLU MOBILE INC
filed 2020-11-09
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Shares of Glu Mobile Inc. common stock outstanding as of November 2, 2020: 171,998,037

GLU MOBILE INC.

FORM 10-Q

Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLU MOBILE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$318,099	$127,053
Accounts receivable, net	53,592	29,304
Prepaid royalties	14,516	15,347
Deferred royalties	7,937	5,067
Deferred platform commission fees	40,248	29,239
Prepaid expenses and other assets	10,835	8,629
Total current assets	445,227	214,639
Property and equipment, net	16,854	17,643
Operating lease right of use assets	32,512	35,170
Long-term prepaid royalties	20,658	26,879
Other long-term assets	2,939	2,733
Intangible assets, net	2,096	4,758
Goodwill	116,227	116,227
Total assets	$636,513	$418,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,609	$17,535
Accrued compensation	18,072	11,260
Accrued royalties	16,070	20,802
Short-term operating lease liabilities	4,677	3,528
Deferred revenue	134,311	97,629
Total current liabilities	188,739	150,754
Long-term accrued royalties	20,559	26,842
Long-term operating lease liabilities	35,740	37,351
Other long-term liabilities	1,104	15
Total liabilities	246,142	214,962

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at September 30, 2020 and December 31, 2019; 171,915 and 147,778 shares issued and outstanding at September 30, 2020 and December 31, 2019	17	15
Additional paid-in capital	825,460	634,721
Accumulated other comprehensive loss	(60)	(37)
Accumulated deficit	(435,046)	(431,612)
Total stockholders’ equity	390,371	203,087
Total liabilities and stockholders’ equity	$636,513	$418,049

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$158,531	$107,077	$399,121	$298,502
Cost of revenue:
Platform commissions, royalties and other	56,390	36,758	140,091	102,834
Amortization of intangible assets	888	1,040	2,663	3,348
Total cost of revenue	57,278	37,798	142,754	106,182
Gross profit	101,253	69,279	256,367	192,320
Operating expenses:
Research and development	30,778	22,968	88,729	69,250
Sales and marketing	42,222	46,140	150,168	109,285
General and administrative	7,870	5,879	21,803	17,465
Total operating expenses	80,870	74,987	260,700	196,000
Income/(loss) from operations	20,383	(5,708)	(4,333)	(3,680)
Interest and other income, net	413	271	782	1,591
Income/(loss) before income taxes	20,796	(5,437)	(3,551)	(2,089)
Income tax benefit/(provision)	(7,391)	348	117	170
Net income/(loss)	$13,405	$(5,089)	$(3,434)	$(1,919)

Net income/(loss) per common share - basic	$0.08	$(0.03)	$(0.02)	$(0.01)
Net income/(loss) per common share - diluted	$0.07	$(0.03)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic	171,252	146,210	159,201	145,381
Diluted	181,590	146,210	159,201	145,381

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss)	$13,405	$(5,089)	$(3,434)	$(1,919)
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	22	(23)	7
Other comprehensive income/(loss)	—	22	(23)	7
Comprehensive income/(loss)	$13,405	$(5,067)	$(3,457)	$(1,912)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

				Accumulated
				Other
			Additional	Compre-		Total
	Common Stock		Paid-In	hensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	147,778	$15	$634,721	$(37)	$(431,612)	$203,087
Net loss	-	-	-	-	(8,273)	(8,273)
Stock-based compensation expense	-	-	6,238	-	-	6,238
Issuance of common stock upon exercise of stock options	2,921	-	9,526	-	-	9,526
Issuance of common stock upon exercise of warrants	115	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	320	-	(1,720)	-	-	(1,720)
Issuance of common stock pursuant to Employee Stock Purchase Plan	450	-	1,705	-	-	1,705
Other comprehensive loss	-	-	-	(23)	-	(23)
Balances at March 31, 2020	151,584	$15	$650,470	$(60)	$(439,885)	$210,540
Net loss	-	-		-	(8,566)	(8,566)
Stock-based compensation expense	-	-	7,620	-	-	7,620
Issuance of common stock upon exercise of stock options	1,464	-	5,347	-	-	5,347
Taxes paid related to net share settlement of equity awards	411	-	(1,740)	-	-	(1,740)
Issuance of common stock upon follow-on public offering, net of issuance costs	17,250	2	151,771	-	-	151,773
Balances at June 30, 2020	170,709	$17	$813,468	$(60)	$(448,451)	$364,974
Net income	-	-		-	13,405	13,405
Stock-based compensation expense	-	-	8,517	-	-	8,517
Issuance of common stock upon exercise of stock options	728	-	2,058	-	-	2,058
Taxes paid related to net share settlement of equity awards	144	-	(723)	-	-	(723)
Issuance of common stock pursuant to Employee Stock Purchase Plan	334	-	2,140	-	-	2,140
Balances at September 30, 2020	171,915	$17	$825,460	$(60)	$(435,046)	$390,371

				Accumulated
				Other
			Additional	Compre-		Total
	Common Stock		Paid-In	hensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2018	143,870	$14	$617,781	$1	$(440,483)	$177,313
Net income	-	-	-	-	663	663
Stock-based compensation expense	-	-	6,807	-	-	6,807
Issuance of common stock upon exercise of stock options	468	-	1,313	-	-	1,313
Taxes paid related to net share settlement of equity awards	560	1	(3,957)	-	-	(3,956)
Issuance of common stock pursuant to Employee Stock Purchase Plan	278	-	1,665	-	-	1,665
Other comprehensive income	-	-	-	15	-	15
Balances at March 31, 2019	145,176	$15	$623,609	$16	$(439,820)	$183,820
Net income	-	-	-	-	2,507	2,507
Stock-based compensation expense	-	-	2,035	-	-	2,035
Issuance of common stock upon exercise of stock options	209	-	469	-	-	469
Taxes paid related to net share settlement of equity awards	399	-	(2,461)	-	-	(2,461)
Other comprehensive loss	-	-	-	(30)	-	(30)
Balances at June 30, 2019	145,784	$15	$623,652	$(14)	$(437,313)	$186,340
Net income	-	-	-	-	(5,089)	(5,089)
Stock-based compensation expense	-	-	4,080	-	-	4,080
Issuance of common stock upon exercise of stock options	194	-	450	-	-	450
Taxes paid related to net share settlement of equity awards	311	-	(1,220)	-	-	(1,220)
Issuance of common stock pursuant to Employee Stock Purchase Plan	450	-	1,747	-	-	1,747
Other comprehensive loss	-	-	-	22	-	22
Balances at September 30, 2019	146,739	$15	$628,709	$8	$(442,402)	$186,330

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

GLU MOBILE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,434)	$(1,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,011	12,922
Depreciation	4,090	3,153
Non-cash lease expense	3,054	2,335
Amortization of intangible assets	2,663	3,348
Other non-cash adjustments	39	671
Changes in operating assets and liabilities:
Accounts receivable	(24,091)	(17,528)
Prepaid royalties	(4,103)	184
Deferred royalties	(2,870)	(1,067)
Deferred platform commission fees	(11,009)	(4,723)
Prepaid expenses and other assets	(2,510)	(1,168)
Accounts payable and other accrued liabilities	577	9,387
Accrued compensation	6,812	(10,219)
Accrued royalties	(24)	714
Deferred revenue	36,682	16,380
Other long-term liabilities	1,089	(23)
Operating lease liabilities	(760)	(2,202)
Net cash provided by operating activities	29,216	10,245

Cash flows from investing activities:
Purchase of property and equipment	(6,445)	(3,445)
Other investing activities	—	(155)
Net cash used in investing activities	(6,445)	(3,600)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP	20,776	5,644
Proceeds from follow-on public offering, net of issuance costs	151,773	—
Taxes paid related to net share settlement of equity awards	(4,183)	(7,637)
Net cash provided by/(used in) financing activities	168,366	(1,993)

Effect of exchange rate changes on cash	(91)	(151)
Net increase in cash, cash equivalents and restricted cash	191,046	4,501
Cash, cash equivalents and restricted cash at beginning of period	127,053	97,944
Cash, cash equivalents at end of period	$318,099	$102,445

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2020 and its condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet presented as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date, and the condensed consolidated balance sheet presented as of September 30, 2020 has been derived from the unaudited condensed consolidated financial statements as of that date. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not materially affect revenue, operating income/(loss), net income/(loss), cash flows, total assets, total liabilities or stockholders’ equity.

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

The following table summarizes the revenue from customers in excess of 10% of the Company’s revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Apple	56.7%	54.9%	56.5%	53.5%
Google	33.8%	33.2%	32.9%	34.0%

At September 30, 2020, Apple Inc. (“Apple”), Google Inc. (“Google”), and Tapjoy Inc. (“Tapjoy”) accounted for 64.9%, 19.2%, and 10.7%, respectively, of total accounts receivable. At December 31, 2019, Apple, Google, and Tapjoy accounted for 47.2%, 28.5%, and 17.8%, respectively, of total accounts receivable. No other customer or Digital Storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Diluted net income per share for the three months ended September 30, 2020 is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potentially dilutive common stock instruments. Diluted net loss per share for the nine months ended September 30, 2020 and the three months and nine months ended September 30, 2019 has been computed by dividing the net loss by the weighted-average number of common shares outstanding during each period, without consideration for common share equivalents as their effect would have been antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss)	$13,405	$(5,089)	$(3,434)	$(1,919)
Shares used to compute net income/(loss) per share:
Weighted average shares used to compute basic net income/(loss) per share	171,252	146,210	159,201	145,381
Dilutive potential common shares	10,338	—	—	—
Weighted average shares used to compute diluted net income/(loss) per share	181,590	146,210	159,201	145,381

Basic net income/(loss) per share	$0.08	$(0.03)	$(0.02)	$(0.01)
Diluted net income/(loss) per share	$0.07	$(0.03)	$(0.02)	$(0.01)

The following equity awards outstanding at the end of each period presented have been excluded from the computation of diluted net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Warrants to purchase common stock	—	1,600	1,100	1,600
Options to purchase common stock	693	17,059	11,999	17,059
Restricted stock units ("RSUs")	129	2,469	5,754	2,469
Performance stock options ("PSOs")	1,458	6,583	4,103	6,583
Performance stock units ("PSUs")	3,705	2,972	3,705	2,972
Employee stock purchase plan ("ESPP")	—	450	411	450
Total	5,985	31,133	27,072	31,133

Note 3 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
In-App Purchases (over-time revenue recognition)	$143,597	$93,898	$356,443	$260,101
Advertisements and offers (point-in-time revenue recognition)	14,919	13,168	42,622	38,362
Other (point-in-time revenue recognition)	15	11	56	39
Total revenue	$158,531	$107,077	$399,121	$298,502

The Company operates in a single reportable segment. In the table above, revenue is disaggregated by type of revenue stream, indicating whether it is recognized over-time or at a point-in-time.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2020	December 31, 2019
Receivables, which are included in accounts receivable, net	$53,592	$29,304
Contract liabilities, which are included in deferred revenue	134,311	97,629

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract assets relate to the Company’s right to consideration for its completed performance under the contract before the customer pays consideration or before payment is due. At September 30, 2020 and December 31, 2019, there were no contract assets recorded in the Company’s condensed consolidated balance sheets. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as the Company performs under the contract. The Company had $97,629 in deferred revenue as of December 31, 2019, of which $1,258 and $97,629 was recognized as revenue in the three and nine months ended September 30, 2020, respectively. The Company had $85,736 in deferred revenue as of December 31, 2018, of which $1,124 and $85,736 was recognized as revenue in the three and nine months ended September 30, 2019, respectively.

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

The Company’s financial assets as of September 30, 2020 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	September 30, 2020
Financial Assets
Cash and cash equivalents	$318,099	$—	$—	$318,099
Other investments	—	—	1,565	1,565
Total financial assets	$318,099	$—	$1,565	$319,664

The Company’s financial assets as of December 31, 2019 are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2019
Financial Assets
Cash and cash equivalents	$127,053	$—	$—	$127,053
Other investments	—	—	1,565	1,565
Total financial assets	$127,053	$—	$1,565	$128,618

The Company’s cash and cash equivalents, which were held in operating bank and money market accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, and there are no unrealized gains or losses, as there have been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at September 30, 2020 and December 31, 2019.

Note 5 — Balance Sheet Components

Accounts Receivable, net

	September 30,	December 31,
	2020	2019
Accounts receivable	$53,592	$29,304
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$53,592	$29,304

Accounts receivable includes amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions paid to the Digital Storefronts. The Company had no bad debts during the three and nine months ended September 30, 2020 and 2019.

Note 6 — Goodwill and Intangible Assets

Intangible Assets

The Company’s intangible assets were acquired primarily in various acquisitions as well as in connection with the purchase of certain trademarks, brand assets and licensed content. The carrying amounts and accumulated amortization expense of the acquired intangible assets at September 30, 2020 and December 31, 2019 were as follows:

		September 30, 2020			December 31, 2019
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value	Expense	Value	Value	Expense	Value
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs	$21,117	$(19,021)	$2,096	$21,117	$(16,359)	$4,758
Customer contracts and related relationships	5 yrs	700	(700)	—	700	(700)	—
Trademarks	7 yrs	5,000	(5,000)	—	5,000	(5,000)	—
		$26,817	$(24,721)	$2,096	$26,817	$(22,059)	$4,758

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

During the three months ended September 30, 2020 and 2019, the Company recorded amortization expense in cost of revenue of $888 and $1,040, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded amortization expense in cost of revenue of $2,663 and $3,348, respectively.

As of September 30, 2020, total expected future amortization related to intangible assets was as follows:

Amortization
to Be Included in
Cost of
Year Ending December 31,	Revenue
2020 (remaining 3 months)	$596
2021	1,500
Total intangible assets	$2,096

Goodwill

The Company had $116,227 in goodwill as of September 30, 2020 and December 31, 2019, respectively. There were no indicators of impairment as of September 30, 2020.

Note 7 – Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for its corporate headquarters in San Francisco, California and its operations in Toronto, Canada, Hyderabad, India, Foster City, California, Burlingame, California and Orlando, Florida. These operating leases have remaining lease terms ranging from 2 months to 7.17 years, some of which include the option to extend the lease, with the longest extension option being 6 years.

The Company does not include any of its renewal options when calculating its lease liability as the Company is not reasonably certain whether it will exercise these renewal options at this time. Rent expense for the three months ended September 30, 2020 and 2019 was $1,719 and $1,599, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $4,602 and $3,603, respectively.

The future minimum lease payments to be paid under noncancelable leases in effect at September 30, 2020, are as follows:

Operating
Year Ending December 31,	Leases
2020 (remaining 3 months)	1,839
2021	7,113
2022	7,018
2023	6,980
2024 and thereafter	27,667
Total lease payments	$50,617
Less: imputed interest	(10,200)
Total	$40,417

Supplemental information related to the Company’s leases for the nine months ended September 30, 2020 is as follows:

h
	September 30, 2020
Weighted average remaining lease term	6.84	yrs
Weighted average discount rate	6.7%

Nine Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$2,911

Nine Months Ended
September 30, 2020
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$407

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

At September 30, 2020, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Year Ending December 31,	Commitments
2020 (remaining 3 months)	$532
2021	8,880
2022	6,881
2023	6,716
2024	6,150
$29,159

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s unaudited condensed consolidated financial statements.

Licensor commitments include $29,159 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of expected recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

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

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types and, accordingly, has recorded no liabilities for these provisions as of September 30, 2020 and December 31, 2019.

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

Note 9 — Stockholders’ Equity

Warrants to Purchase Common Stock

Warrants outstanding at September 30, 2020 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term (Years)
Warrants outstanding, December 31, 2019	1,600	$4.61	5.44
Exercised	(475)	$4.99	5.00
Expired	(25)	$4.99	5.00
Warrants outstanding, September 30, 2020	1,100	$4.44	5.66

No expenses with respect to these warrants were recognized during the three and nine months ended September 30, 2020 and 2019.

Follow-on Public Offering

In June 2020, the Company completed a follow-on public offering of 17,250 shares of its common stock, which included an over-allotment option to purchase an additional 2,250 shares, at a public offering price of $9.25 per share (the “Offering”). The aggregate gross proceeds from the Offering, including the exercise of the over-allotment, were approximately $159,563, and net proceeds received after underwriting fees and offering expenses totaled approximately $151,773. The Company does not have specific uses of the net proceeds from the Offering but intends to use the net proceeds for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions.

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

2018 Equity Inducement Plan

In April 2018, the Compensation Committee of the Company’s Board of Directors adopted the 2018 Equity Inducement Plan (the “2018 Plan”). The 2018 Plan replaced the Company’s 2008 Equity Inducement Plan that expired by its terms in March 2018, and is intended to augment the shares available for issuance under the Sixth Amended 2007 Plan. The Company did not seek stockholder approval for the 2018 Plan. As such, awards under the 2018 Plan will be granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously considered an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company initially reserved 400 shares of common stock for issuance under the 2018 Plan.

RSU Activity

A summary of the Company’s RSU activity for the nine months ended September 30, 2020 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2019	3,951	$5.66
Granted	3,333	$6.52
Vested	(1,123)	$4.67
Forfeited	(407)	$6.09
Awarded and unvested, September 30, 2020	5,754	$6.32	1.56	$44,162

PSU Activity

A summary of the Company’s PSU activity for the nine months ended September 30, 2020 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2019	5,417	$6.06
Vested	(276)	$3.61
Forfeited	(1,436)	$6.78
Awarded and unvested, September 30, 2020	3,705	$5.96	0.98	$28,434

PSUs expected to vest as of September 30, 2020	1,687	$5.62	0.38	$12,957

PSO Activity

A summary of the Company’s PSO activity for the nine months ended September 30, 2020 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
Balance as of December 31, 2019	6,583	$4.54
Canceled	(1,377)	$6.18
Exercised	(1,103)	$3.61
Balance as of September 30, 2020	4,103	$4.24	7.29	$14,107

PSOs expected to vest as of September 30, 2020	992	$4.93	7.56	$2,734
PSOs exercisable at September 30, 2020	2,645	$3.59	7.05	$10,793

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2019	16,288	$3.56
Options granted	210	$9.00
Options canceled	(466)	$4.74
Options exercised	(4,033)	$3.26
Balances at September 30, 2020	11,999	$3.71	6.67	$48,096

Options exercisable at September 30, 2020	8,985	$3.31	6.40	$39,324

The aggregate intrinsic value in the preceding table is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock on The Nasdaq Global Select Market of $7.68 per share as of September 30, 2020 (the last trading day in the quarter). Cash proceeds, net of taxes, from option exercises were $16,931 and $984 during the nine months ended September 30, 2020 and 2019, respectively.

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

Under Accounting Standard Codification 718, Compensation-Stock Compensation (“ASC 718”), the Company estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables:

Stock Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	—%	—%	0.28%	2.15%
Expected volatility	—%	—%	69.3%	56.1%
Expected term (years)	—	—	4.00	4.00

The expected term of stock options gives consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company based its expected volatility on its own historical volatility. The Company did not grant any PSOs during the three and nine months ended September 30, 2020 and 2019. The Company did not grant any stock options during the three months ended September 30, 2020 and 2019. The weighted-average fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $4.63 and $3.94 per share, respectively.

The following table summarizes the consolidated stock-based compensation expense by line items in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development (1)	$5,201	$2,494	$14,461	$7,568
Sales and marketing	1,004	293	2,892	1,174
General and administrative	2,318	1,293	5,658	4,180
Total stock-based compensation expense (2)	$8,523	$4,080	$23,011	$12,922
(1)	For the three and nine months ended September 30, 2020, stock-based compensation expense recorded in research and development includes $14 and $644 from PSUs classified as liabilities.
(2)	Stock-based compensation expense for the nine months ended September 30, 2019 included a reversal of previously accrued expense of $2,455 due to a decrease in the vesting probability of certain performance-based equity awards.

The following table summarizes total compensation expense related to unvested awards not yet recognized as of September 30, 2020:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$6,390
RSUs	31,240
PSUs (1)	4,343
PSOs	974
Total unrecognized compensation expense	$42,947
(1)	The unrecognized compensation expense for PSUs classified as equity and vesting in fiscal years 2022 and 2023, except for PSUs classified as liabilities, is excluded in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 1.38 years and 3.14 years, respectively. The unrecognized compensation expense related to PSOs and PSUs, except for performance awards classified as equity and vesting in fiscal years 2022 and 2023, will be recognized over a weighted average period of 0.38 years.

Note 11 – Income Taxes

The Company recorded an income tax expense of $7,391 and an income tax benefit of $117 for the three and nine months ended September 30, 2020, respectively, and an income tax benefit of $348 and $170 for the three and nine months ended September 30, 2019, respectively. The change in income tax provision was primarily due to changes in pretax income (loss) in the United States and certain foreign entities and changes in tax rates. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and withholding taxes. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”). As of September 30, 2020, and December 31, 2019, the total amount of unrecognized tax benefits was $17,090 and $15,084, respectively. These unrecognized tax benefits are currently included in the Company’s deferred tax assets, which are subject to full valuation allowance. As such, these unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States of America	$124,485	$84,320	$312,870	$231,023
Americas, excluding the United States	9,245	6,386	23,692	18,583
EMEA	16,653	11,401	43,226	33,831
APAC	8,148	4,970	19,333	15,065
Total revenue	$158,531	$107,077	$399,121	$298,502

Long-Lived Assets

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30,	December 31,
	2020	2019
United States of America	$15,951	$16,738
Rest of the World	903	905
Total	$16,854	$17,643

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and nine months ended September 30, 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our unaudited condensed consolidated financial statements and accompanying notes.

Impact of the COVID-19 Pandemic

The extent of the impact of the current COVID-19 pandemic on our operational and financial performance continues to depend on certain developments, including the duration and spread of the outbreak, the impact on our employees, and the effect on the global economy, all of which are uncertain and cannot be predicted. Although we were able to successfully launch two new games, MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena, in March 2020 and have been publishing updates and running live operations for our games while our global workforce has been working from home, we believe that if our employees are required to continue to work exclusively from home significantly into 2021, it could ultimately negatively impact game development. During the second quarter of 2020, we benefitted from a reduction in CPIs (costs per install), particularly during the month of April, with CPIs increasing beginning in May, though remaining below historical averages. In response to this favorable CPI environment, we increased our investment in user acquisition during the second quarter of 2020, which resulted in an increase in the daily active users in many of our games and contributed to a significant increase in our bookings. However, CPIs have since reverted to at or above historical norms from the reduced levels we experienced in April and May 2020. As a result of the increased CPIs, we reduced our user acquisition spending in the third quarter of 2020. This reduced spending contributed to a decline in our bookings in the third quarter of 2020 compared with the second quarter of 2020, as well as to a decline in the daily active users of our games. In addition, we may continue to experience adverse impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including restrictions on travel and in-person meetings. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

Financial Results and Trends

Revenue for the three months ended September 30, 2020 was $158.5 million, a 48.1% increase compared to the three months ended September 30, 2019, in which we reported revenue of $107.1 million. The increase was primarily related to an increase in revenue from Design Home, Covet Fashion, the Tap Sports Baseball franchise, Diner DASH Adventures, and Kim Kardashian: Hollywood, as well as the worldwide launch of Disney Sorcerer’s Arena in the first quarter of 2020. These increases were partially offset by declining revenue on a year-over-year basis from catalog titles such as Cooking Dash, Restaurant Dash with Gordon Ramsay, Deer Hunter 2018 (originally launched as Deer Hunter 2016), and Diner Dash.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices. We generate the majority of our revenue from Apple’s iOS platform, which accounted for 61.1% and 60.6% of our total revenue for the three months ended September 30, 2020 and 2019, respectively, and 61.6% and 60.3% for the nine months ended September 30, 2020 and 2019, respectively. We generated the majority of this iOS-related revenue through the Apple App Store, which represented 56.7% and 54.9% of our total revenue for the three months ended September 30, 2020 and 2019, respectively, and 56.5% and 53.5% for the nine months ended September 30, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, from the Android platform, we generated approximately 38.8% and 39.3% of our total revenue for the three months ended September 30, 2020 and 2019, respectively, and 38.4% and 39.6% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively. We generated the majority of our Android-related revenue through the Google Play Store, which represented 33.8% and 33.2% of our total revenue for the three months ended September 30, 2020 and 2019, respectively, and 32.9% and 34.0% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

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

We established our leadership position in the lifestyle genre through our acquisition of Crowdstar Inc. (“Crowdstar”) in November 2016 and its successful Covet Fashion title, and extended our leadership with our global release of Design Home in November 2016. We introduced key updates for Design Home in 2019 and the first nine months of 2020, including elite events for elder players, improved series challenges, language localization in German, French and Spanish, meta game functionality, and the introduction of e-commerce functionality and are planning further key updates for this title, including the availability of a browser-enabled version of the game. We expect to add to our portfolio of lifestyle games in 2021 through the worldwide release of Table & Taste, a new game from our Crowdstar studio that will focus on the food genre. The casual genre includes our Kim Kardashian: Hollywood title; in April 2020, we extended the term of our license agreement with Ms. Kardashian West for an additional 3.5 years through the end of 2023. The casual genre also includes our Cooking Dash and Diner DASH franchises, and our leadership position in this genre was bolstered by our worldwide launch of Diner DASH Adventures in June 2019. The mid-core genre includes our Disney Sorcerer’s Arena title that launched worldwide in March 2020. Our leadership in the sports and outdoors category remains strong with our Tap Sports Baseball and Deer Hunter franchises. In March 2020, we furthered our leadership in this genre with the launch of MLB Tap Sports Baseball 2020 in more than 100 countries; prior versions of the Tap Sports Baseball franchise were only available in the United States, Canada, United Kingdom, Germany and Australia. MLB Tap Sports Baseball 2020 includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association, contains new features and content, including authentic major league stadiums, a skill-based home run mode and a new cover athlete.  We expect to add to our portfolio of sports and outdoor titles in 2021 through the worldwide release of Deer Hunter World, the next iteration of our Deer Hunter franchise, as well as the expected release of a social fishing game, Tap Sports Fishing.

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

Our net income in the three months ended September 30, 2020 was $13.4 million versus a net loss of $5.1 million in the three months ended September 30, 2019. This change was primarily due to an increase in revenue of $51.5 million, and a decrease in sales and marketing expenses of $3.9 million, partially offset by an increase in cost of revenue of $19.5 million, an increase in research and development expenses of $7.8 million, an increase in general and administrative expenses of $2.0 million, and a change from a tax benefit of $348,000 to a tax expense of $7.4 million. See “—Results of Operations—Comparison of the Three Months Ended September 30, 2020 and 2019” below for further details.

Our net loss in the nine months ended September 30, 2020 was $3.4 million versus a net loss of $1.9 million in the nine months ended September 30, 2019. This change was primarily due to an increase in sales and marketing expenses of $40.9 million, an increase in cost of revenue of $36.6 million, an increase in research and development expenses of $19.5 million, an increase in general and administrative expenses of $4.3 million, and a decrease in interest and other income, net of $809,000, partially offset by an increase in revenue of $100.6 million. See “—Results of Operations—Comparison of the Nine Months Ended September 30, 2020 and 2019” below for further details.

Our ability to achieve, sustain and increase profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We significantly increased our sales and marketing expenditures during the first nine months of 2020 compared to the first nine months of 2019. This increase largely related to higher marketing spend for most of our successful titles as well as for user acquisition expenditures related to the global launch of Disney Sorcerer’s Arena, and we increased our planned user acquisition spend during the second quarter of 2020 to capitalize on the lower CPI environment that resulted from the COVID-19 pandemic. Our increased sales and marketing expenses may impair our ability to achieve and sustain profitability if this spending does not result in increased revenue over the longer term. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation. In the fourth quarter of 2020, we expect that our operating costs will decrease as we reduce our user acquisition costs for our games due to an expected less favorable CPI environment compared to the first half of the year.

Cash and cash equivalents at September 30, 2020 totaled $318.1 million, an increase of $191.0 million from the $127.1 million balance at December 31, 2019. This increase was primarily related to $168.4 million of cash provided by financing activities, including $151.8 million, net of expenses, received from the common stock offering we completed in June 2020, and $29.2 million cash provided by operating activities, partially offset by $6.4 million cash used in investing activities.

Key Financial Metrics

Revenue and Bookings

GAAP revenue increased $51.5 million, or 48.1%, from $107.1 million for the three months ended September 30, 2019 to $158.5 million for the three months ended September 30, 2020. GAAP revenue increased $100.6 million, or 33.7%, from $298.5 million for the nine months ended September 30, 2019 to $399.1 million for the nine months ended September 30, 2020. The increases were primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, our catalog game Kim Kardashian: Hollywood, as well as the launch of Diner DASH Adventures in the second quarter of 2019 and Disney Sorcerer’s Arena in the first quarter of 2020.

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

The following table presents a reconciliation of total revenue to total bookings for each of the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Reconciliation of Revenue to Bookings:	(dollars in thousands)
Revenue	$158,531	$107,077	$399,121	$298,502
Change in deferred revenue	(11,187)	13,296	36,682	16,380
Bookings	$147,344	$120,373	$435,803	$314,882

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

As of January 1, 2019, we began calculating DAU and MAU using the average of each month during the period rather than our historical practice of calculating these metrics based on the last month of the period. For example, DAU for the three months ended September 30, 2020 is calculated as an average of aggregate daily DAU for the months of July 2020, August 2020 and September 2020 calculated for all active smartphone free-to-play titles during those months across the distribution platforms for which we calculate the metric. We adopted this new methodology because we believe that it provides a more accurate representation of overall DAU and MAU for the applicable period and more closely aligns with the methodology used by other companies in the gaming industry to calculate similar metrics.

	Three Months Ended,
	2020			2019
	Sep 30	Jun 30	Mar 31	Sep 30	Jun 30	Mar 31
Aggregate DAU (in thousands)	2,940	3,788	3,048	3,288	3,230	3,150
Aggregate MAU (in thousands)	14,031	20,194	17,774	18,675	19,065	19,118
Aggregate ARPDAU	$0.59	$0.39	$0.39	$0.35	$0.33	$0.34
Aggregate ABPDAU	$0.54	$0.53	$0.38	$0.40	$0.35	$0.33

The decrease in aggregate DAU and MAU for the three months ended September 30, 2020 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games partially offset by an increase in aggregate DAU and MAU attributable to our new title launches in 2020, MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena.

Our aggregate ARPDAU and ABPDAU increased for the three months ended September 30, 2020 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU, ARPDAU and ABPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Significant Transactions

Follow-on Public Offering

In June 2020, we completed a follow-on public offering of 17,250,000 shares of our common stock, which included an over-allotment option to purchase an additional 2,250,000 shares, at a public offering price of $9.25 per share. The aggregate gross proceeds from the offering, including the exercise of the over-allotment option, were approximately $159.6 million, and net proceeds received after underwriting fees and offering expenses totaled approximately $151.8 million. We do not have specific uses of the net proceeds from the offering but intend to use the net proceeds for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions.

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

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,
	2020	2019	% Change

Revenue by Type	(dollars in thousands)
In-App Purchases	$143,597	$93,898	52.9%
Advertisements and Offers	14,919	13,168	13.3%
Other	15	11	38.6%
Total revenue	$158,531	$107,077	48.1%

Our revenue increased $51.5 million, or 48.1%, from $107.1 million for the three months ended September 30, 2019 to $158.5 million for the three months ended September 30, 2020, which was primarily comprised of a $49.7 million increase in our revenue from micro-transactions (in-app purchases) and a $1.8 million increase in our revenue from advertisements and offers. The increase in revenue from micro-transactions was primarily related to an increase in revenue from our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, our catalog game Kim Kardashian: Hollywood, as well as the worldwide launch of new titles Diner DASH Adventures in the second quarter of 2019 and Disney Sorcerer’s Arena in the first quarter of 2020. Revenue from our growth games increased by $23.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Revenue from new titles launched in 2019 and 2020 increased by $20.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Revenue from our catalog titles increased by a net of approximately $7.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, mainly due to increased revenue from Kim Kardashian: Hollywood that was partially offset by declining revenue from our other catalog titles. The increase in revenue from advertisements and offers was primarily due to more efficient advertisement monetization capabilities.

During the three months ended September 30, 2020, Design Home, the Tap Sports Baseball franchise, Covet Fashion, and Disney Sorcerer’s Arena were our top four revenue-generating games and comprised 35.4%, 18.3%, and 13.7%, and 11.6% respectively, of our revenue for the period. During the three months ended September 30, 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, were our top three revenue-generating games and comprised 40.0%, 23.3% and 14.7%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the three months ended September 30, 2020 and 2019.

International revenue (generated from distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the digital storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $11.2 million from $22.8 million in the three months ended September 30, 2019 to $34.0 million in the three months ended September 30, 2020. This increase was primarily due to increases in revenue from our growth games and new title launches as discussed above.

Cost of Revenue

	Three Months Ended September 30,
	2020	2019	% Change

Cost of revenue:	(dollars in thousands)
Platform commissions, royalties and other	$56,390	$36,758	53.4%
Amortization of intangible assets	888	1,040	(14.6%)
Total cost of revenue	$57,278	$37,798	51.5%
Revenue	$158,531	$107,077
Gross margin	63.9%	64.7%

Our cost of revenue increased $19.5 million, or 51.5%, from $37.8 million in the three months ended September 30, 2019 to $57.3 million in the three months ended September 30, 2020. This was primarily due to an increase of $14.8 million in platform commission and hosting fees resulting from a higher volume of revenue transactions through the digital storefronts, and a $4.8 million increase in royalties we paid to licensors due to growth in revenue from royalty burdened titles. This increase was partially offset by a $152,000 decrease in amortization of intangible assets.

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	% Change

	(dollars in thousands)
Research and development expenses	$30,778	$22,968	34.0%
Percentage of revenue	19.4%	21.4%

Our research and development expenses increased $7.8 million, or 34.0%, from $23.0 million in the three months ended September 30, 2019 to $30.8 million in the three months ended September 30, 2020. This was primarily attributable to a net increase in payroll related costs of $4.0 million mainly due to the increase in headcount, payroll taxes, severance and certain employee benefit costs, a $2.8 million increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended September 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards, an $858,000 increase due to a reduction in research and development tax credit benefit received from the three months ended September 30, 2019 to the three months ended September 30, 2020, and a $775,000 increase in professional and outside services. The increase was partially offset by a $401,000 decrease in allocated charges for equipment, facilities and depreciation and a $269,000 decrease in business travel and entertainment due to shelter in place orders resulting from the COVID-19 pandemic. As a percentage of revenue, research and development expenses decreased from 21.4% in the three months ended September 30, 2019 to 19.4% in the three months ended September 30, 2020. We expect our research and development expenditures to increase slightly in absolute dollars in the remainder of 2020, primarily due to expected increases in headcount.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2020	2019	% Change

	(dollars in thousands)
Sales and marketing expenses	$42,222	$46,140	(8.5%)
Percentage of revenue	26.6%	43.1%

Our sales and marketing expenses decreased $3.9 million, or 8.5%, from $46.1 million in the three months ended September 30, 2019 to $42.2 million in the three months ended September 30, 2020. This was primarily attributable to a $5.6 million decrease in user acquisition and other marketing expenditures primarily related to our focus on driving more efficient user acquisition to acquire higher quality players and higher investment in user acquisition incurred in 2019 related to the global launch of Diner DASH Adventures. The decrease was partially offset by a $1.0 million increase in net payroll related costs mainly due to the increase in headcount and certain employee benefit costs, and a $711,000 increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended September 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards. As a percentage of revenue, sales and marketing expenses decreased from 43.1% in the three months ended September 30, 2019 to 26.6% in the three months ended September 30, 2020. We expect that our sales and marketing expenses will decrease sequentially in the fourth quarter of 2020.

General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	% Change

	(dollars in thousands)
General and administrative expenses	$7,870	$5,879	33.9%
Percentage of revenue	5.0%	5.5%

Our general and administrative expenses increased $2.0 million, or 33.9%, from $5.9 million in the three months ended September 30, 2019 to $7.9 million in the three months ended September 30, 2020. The increase was primarily attributable to a $1.0 increase in stock-based compensation expense mainly related to lower expense recorded in the three months ended September 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards, a $425,000 increase in professional fees and expenses, a $372,000 net increase in payroll related costs mainly due to the increase in headcount and certain employee benefit costs, a $317,000 increase in depreciation expense, and a $143,000 net increase in facilities and equipment expenses. The increase was partially offset by a $256,000 decrease in consulting fees. As a percentage of revenue, general and administrative expenses decreased from 5.5% in the three months ended September 30, 2019 to 5.0% in the three months ended September 30, 2020. We expect our general and administrative expenses to slightly decrease in absolute dollars in the fourth quarter of 2020.

Interest and Other Income, Net

Interest and other income, net, increased $142,000, or 52.4%, from $271,000 in the three months ended September 30, 2019 to $413,000 in the three months ended September 30, 2020. This was primarily attributable to higher investment income earned and foreign currency gains related to the revaluation of certain account balances during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Income Tax Benefit/(Provision)

Our income tax provision changed from an income tax benefit of $348,000 in the three months ended September 30, 2019 to an income tax expense of $7.4 million in the three months ended September 30, 2020. This change was primarily due to changes in pretax income (loss) in the United States and certain foreign entities and changes in tax rates. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, state taxes, and changes in foreign withholding taxes.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,
	2020	2019	% Change

Revenue by Type	(dollars in thousands)
In-App Purchases	$356,443	$260,101	37.0%
Advertisements and Offers	42,622	38,362	11.1%
Other	56	39	42.9%
Total revenue	$399,121	$298,502	33.7%

Our revenue increased $100.6 million, or 33.7%, from $298.5 million for the nine months ended September 30, 2019 to $399.1 million for the nine months ended September 30, 2020, which was primarily comprised of a $96.3 million increase in our revenue from micro-transactions (in-app purchases) and a $4.3 million increase in advertisements and offers revenue. The increase in revenue was primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, our catalog game Kim Kardashian: Hollywood, as well as the launch of Diner DASH Adventures in the second quarter of 2019 and Disney Sorcerer’s Arena in the first quarter of 2020. Revenue from our growth games increased by $48.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Revenue from Diner DASH Adventures and Disney Sorcerer’s

Arena increased $47.9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Revenue from our catalog titles increased by a net $3.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to increased revenue from Kim Kardashian: Hollywood that was partially offset by declining revenue from our other catalog titles.

During the nine months ended September 30, 2020, Design Home, the Tap Sports Baseball franchise, and Covet Fashion were our top three revenue-generating games and comprised 38.7%, 17.9%, and 14.4%, respectively, of our revenue for the period. During the nine months ended September 30, 2019, Design Home, the Tap Sports Baseball franchise and Covet Fashion were our top three revenue-generating games and comprised 43.1%, 20.3%  and 15.3%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during the nine months ended September 30, 2020 and 2019.

International revenue increased by $18.8 million, from $67.5 million in the nine months ended September 30, 2019 to $86.3 million in the nine months ended September 30, 2020. This increase was primarily due to increases in revenue from our growth games and new title launches as discussed above.

Cost of Revenue

	Nine Months Ended September 30,
	2020	2019	% Change

	(dollars in thousands)
Cost of revenue:
Platform commissions, royalties and other	$140,091	$102,834	36.2%
Amortization of intangible assets	2,663	3,348	(20.5%)
Total cost of revenue	$142,754	$106,182	34.4%
Revenue	$399,121	$298,502
Gross margin	64.2%	64.4%

Our cost of revenue increased $36.6 million, or 34.4%, from $106.2 million in the nine months ended September 30, 2019 to $142.8 million in the nine months ended September 30, 2020. This increase was primarily due to an increase of $29.3 million in platform commission and hosting fees due to a higher volume of revenue transactions through the digital storefronts and a $8.0 million increase in royalties (net of impairment of prepaid royalties) we paid to licensors due to growth in revenue from royalty burdened titles. The increase was partially offset by a $685,000 decrease in amortization of intangible.

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	% Change

	(dollars in thousands)
Research and development expenses	$88,729	$69,250	28.1%
Percentage of revenue	22.2%	23.2%

Our research and development expenses increased $19.5 million, or 28.1%, from $69.3 million in the nine months ended September 30, 2019 to $88.7 million in the nine months ended September 30, 2020. This was primarily attributable to a net increase in payroll related costs of $12.3 million mainly due to an increase in headcount, payroll taxes, severance and certain employee benefit costs, a $7.0 million increase in stock-based compensation expense mainly related to lower expense recorded in the nine months ended September 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards, a $1.5 million increase in professional and outside service fees, and an $845,000 increase in allocated charges for equipment, facilities and depreciation. The increase in research and development expenses was partially offset by a $1.4 million increase in research and development tax credit benefit received and a $771,000 decrease in business travel and entertainment expenses due to shelter in place orders resulting from the COVID-19 pandemic. As a percentage of revenue, research and development expenses decreased from 23.2% in the nine months ended September 30, 2019 to 22.2% in the nine months ended September 30, 2020.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2020	2019	% Change

	(dollars in thousands)
Sales and marketing expenses	$150,168	$109,285	37.4%
Percentage of revenue	37.6%	36.6%

Our sales and marketing expenses increased $40.9 million, or 37.4%, from $109.3 million in the nine months ended September 30, 2019 to $150.2 million in the nine months ended September 30, 2020. This increase was primarily attributable to a $33.9 million increase in user acquisition and other marketing expenditures primarily related to a significant investment in user acquisition for Disney Sorcerer’s Arena following the global launch in March 2020, as well as increased marketing expenditures for Design Home, the Tap Sports Baseball franchise, and Kim Kardashian: Hollywood, as we sought to capitalize on the lower CPI environment that existed in April and May 2020, a $3.6 million increase in net payroll related costs mainly due to the increase in headcount and certain employee benefit costs, a $1.7 million increase in stock-based compensation expense mainly related to lower expense recorded in the nine months ended September 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards, an $888,000 increase in professional and outside service fees, and a $616,000 increase related to equipment purchases due to increased headcount. As a percentage of revenue, sales and marketing expenses increased from 36.6% in the nine months ended September 30, 2019 to 37.6% in the nine months ended September 30, 2020.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	% Change

	(dollars in thousands)
General and administrative expenses	$21,803	$17,465	24.8%
Percentage of revenue	5.5%	5.9%

Our general and administrative expenses increased by $4.3 million, or 24.8%, from $17.5 million in the nine months ended September 30, 2019 to $21.8 million in the nine months ended September 30, 2020. The increase was primarily attributable to a $1.6 million increase in payroll related costs mainly due to an increase in headcount and certain employee benefit costs, a $1.5 million increase in stock-based compensation expense mainly related to lower expense recorded in the nine months ended September 30, 2019 due to the decrease in vesting probability of certain performance-based equity awards, a $997,000 increase in professional fees and expenses, and a $916,000 net increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a $613,000 decrease in consulting services expenses and a $247,000 decrease in business travel and entertainment expenses due to shelter in place orders resulting from the COVID-19 pandemic. As a percentage of revenue, general and administrative expenses decreased from 5.9% in the nine months ended September 30, 2019 to 5.5% in the nine months ended September 30, 2020.

Interest and Other Income, Net

Interest and other income, net decreased $809,000, or 50.8%, from $1.6 million in the nine months ended September 30, 2019 to $782,000 in the nine months ended September 30, 2020. This was primarily attributable to lower interest income earned on money market funds partially offset by foreign currency gains during the nine months ended September 30, 2020.

Income Tax Benefit

Our income tax benefit decreased from $170,000 in the nine months ended September 30, 2019 to $117,000 in the nine months ended September 30, 2020. This decrease was primarily due to changes in pre-tax income (loss) in the United States and certain foreign entities and changes in tax rates. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, state taxes, and changes in foreign withholding taxes.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows provided by operating activities	$29,216	$10,245
Cash flows used in investing activities	$(6,445)	$(3,600)
Cash flows provided by/(used in) financing activities	$168,366	$(1,993)

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. We had an accumulated deficit of $435.0 million as of September 30, 2020.

Operating Activities

In the nine months ended September 30, 2020, net cash provided by operating activities was $29.2 million, which was primarily due to an increase of $36.7 million in deferred revenue, a $6.8 million increase in accrued compensation, and non-cash adjustments including $23.0 million in stock based compensation expense, $4.1 million in depreciation expense, $3.1 million in non-cash lease expense, and $2.7 million in amortization of intangible assets. The total cash provided was partially offset by a $24.1 million increase in accounts receivable mainly due to the timing of payments from our customers, an $11.0 million increase in deferred platform commission fees, a $4.1 million increase in prepaid royalties, a $2.9 million increase in deferred royalties, a $2.5 million increase in prepaid and other assets, and a net loss of $3.4 million.

In the nine months ended September 30, 2019, net cash provided by operating activities was $10.2 million, which was primarily due to an increase of $16.4 million in deferred revenue, a $9.4 million increase in accounts payable and other accrued liabilities mainly due to the timing of payments to our vendors and non-cash adjustments including $12.9 million of stock-based compensation expense, $3.3 million of amortization of intangible assets, $3.2 million of depreciation expense and $2.3 million of non-cash lease expense. These increases were partially offset by an increase in accounts receivable of $17.5 million mainly due to the timing of payments from our customers, a decrease in accrued compensation of $10.2 million mainly related to bonus payments in the first quarter of 2019 related to 2018 performance, a $4.7 million increase in deferred platform commission fees, a $2.2 million decrease in lease liabilities and a $1.9 million net loss during the nine months ended September 30, 2019.

Investing Activities

In the nine months ended September 30, 2020, we used $6.4 million of cash in investing activities related to leasehold improvements and equipment purchases.

In the nine months ended September 30, 2019, we used $3.6 million of cash in investing activities primarily related to property and equipment purchases of $3.4 million.

Financing Activities

In the nine months ended September 30, 2020, net cash provided by financing activities was $168.4 million, which was primarily due to $151.8 million received from the Offering, net of issuance costs, and $20.8 million in proceeds received from option exercises and purchases under our employee stock purchase plan, partially offset by $4.2 million of taxes paid related to net share settlement of equity awards.

In the nine months ended September 30, 2019, net cash used in financing activities was $2.0 million, which was primarily due to $7.6 million of taxes paid related to net share settlement of equity awards offset by $5.6 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $318.1 million as of September 30, 2020. Cash and cash equivalents held outside of the United States in various foreign subsidiaries were $2.6 million as of September 30, 2020, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents, including cash generated from operations. We believe our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to pay operating lease obligations, use of cash to fund our foreign operations, and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue. We expect to continue to use cash to fund operating lease obligations and minimum guaranteed royalty payments as milestone payments become due on games we publish and/or develop that incorporate third party licensed property, and may also use cash to fund investments and/or the purchase price of any acquisitions. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

We believe our existing cash and cash equivalents will provide sufficient liquidity and capital resources to meet our operational requirements and other general corporate purposes, which may include potential acquisitions and strategic transactions. If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of September 30, 2020:

	Payments Due by Period from September 30, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
Operating lease obligations	$50,617	$7,189	$14,001	$14,455	$14,972
Guaranteed royalties (1)	29,159	8,923	13,546	6,690	—
Total contractual obligations	$79,776	$16,112	$27,547	$21,145	$14,972

(1)	We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games and other software applications for mobile devices. These agreements typically require us to make non-refundable, but recoupable payments of minimum guaranteed royalties or license fees as upfront payments or over the term of the agreement.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any significant off-balance sheet arrangements requiring disclosure under Item 303(a)(4)(ii) of Regulation S-K, other than those listed in our contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our market risk profile has not changed significantly during the three months ended September 30, 2020.

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of September 30, 2020, substantially all of our cash and cash equivalents of $318.1 million was held in operating bank and money market accounts earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, net, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of September 30, 2020, and December 31, 2019, our cash and cash equivalents were maintained by financial institutions in the United States, Canada, Hong Kong and India and our current deposits are likely in excess of insurance limits.

Our accounts receivable primarily relate to revenue earned from digital storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the digital storefronts’ financial condition but generally require no collateral from them.

At September 30, 2020, Apple, Google and Tapjoy accounted for 64.9%, 19.2%, and 10.7% of total accounts receivable, respectively. At December 31, 2019, Apple, Google, and Tapjoy accounted for 47.2%, 28.5% and 17.8% of total accounts receivable, respectively. No other customer or digital storefront represented more than 10% of the Company’s total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2019 and the first nine months of 2020, some of these currencies fluctuated significantly. Our revenue is usually denominated in the functional currency of the distributor while the operating expenses of our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and the Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar, or USD, could have and have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

The below summary risks provide an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks, beyond those summarized below or discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including the following:

•If we fail to develop and timely publish new high-quality, engaging games and continue to enhance our existing games, particularly our most successful games, our revenue would suffer;

•Successfully developing and monetizing free-to-play games is a challenging business model;

•The markets in which we operate are highly competitive, many of our competitors have significantly greater resources than we do, and our players may prefer our competitors’ products or competing forms of entertainment;

•We rely on a very small portion of our total players for nearly all of our revenue that we derive from in-app purchases;

•We have depended on a small number of growth games for a significant portion of our revenue in recent fiscal periods. If these games do not continue to grow or we do not release highly successful new games, our revenue would decline;

•We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer;

•The operators of digital storefronts on which we publish our free-to-play games and the advertising channels through which we acquire some of our players in many cases have the unilateral ability to change and interpret the terms of our and others’ contracts with them;

•The manufacturers of mobile devices on which our free-to-play games can be played have the unilateral ability to change the hardware or software of their devices which may negatively affect our business;

•We derive a significant portion of our revenue from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, if we become victim to advertising fraud or if any events occur that negatively impact the revenue we receive from these sources, it would negatively impact our operating results;

•It is becoming increasingly difficult and more expensive for us to acquire players for our games and we may not achieve a positive return on investment on our user acquisition efforts;

•We have a history of net losses, may incur substantial net losses in the future and may not achieve and sustain profitability or growth in future periods;

•Our financial results could vary significantly from quarter to quarter and are difficult to predict, which in turn could cause volatility in our stock price;

•Our business will suffer if our acquisition and strategic investment activities are unsuccessful or disrupt our ongoing business, which may involve increased expenses and may present risks not contemplated at the time of the transactions;

•We may not, or may be unable to, renew our existing content licenses when they expire and may not choose to obtain additional licenses or be able to obtain new licenses on favorable terms, which could negatively impact our revenue if we fail to replace such revenue with revenue from games based on our own intellectual property;

•Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed;

•If we do not successfully establish and maintain awareness of our brand and games, if we fail to develop high-quality, engaging games that are differentiated from our prior games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed;

•We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, unexpected technical problems, cyber-attacks or any other interruption to our games, it could reduce our sales, increase costs, or result in a loss of revenue or loss of end users of our games;

•Cyber-attacks, security breaches, and computer viruses could harm our business, reputation, brand and operating results;

•We use a game development engine licensed from Unity Technologies to create many of our games. If we experience any prolonged technical issues with this engine or if we lose access to this engine for any reason, it could delay our game development efforts and cause our financial results to fall below expectations for a quarterly or annual period, which would likely cause our stock price to decline;

•We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

•Our business and growth may suffer if we are unable to hire and retain key personnel;

•Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business;

•We may not realize the benefits expected through our strategic relationship with Tencent and other aspects of the relationship could have adverse effects on our business;

•Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves;

•If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected;

•Conversion of key internal systems and processes, particularly our ERP system, and problems with the design, implementation or operation of these systems and processes could interfere with, and therefore harm, our business and operations;

•Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results;

•We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and adversely affect our operating results;

•If the mobile games market is disrupted by new technologies and we are not able to appropriately adapt our business, our business will suffer;

•If we fail to deliver our games at the same time as new mobile devices are commercially introduced, our revenue may suffer;

•If the mobile gaming market does not continue to grow, our business could be adversely affected; and

•Changes to digital platforms’ rules relating to “loot boxes,” or the potential adoption of regulations or legislation impacting loot boxes, could require us to make changes to some of our games’ economies or design, which could negatively impact the monetization of these games reducing our revenues.

Risk Factors

If we fail to develop and timely publish new high-quality, engaging games and continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, in 2018, we decided to delay the worldwide launch dates of WWE Universe and Diner DASH Adventures to May and June 2019, respectively, in order to give the development teams additional time to work on these titles. In August 2019 and August 2020, respectively, we announced that we were delaying the expected worldwide launch dates of Disney Sorcerer’s Arena and Deer Hunter World for similar reasons. While Diner DASH Adventures has been commercially successful, WWE Universe has performed significantly below our expectations, and it is possible that Disney Sorcerer’s Arena will not generate significant revenue on a long-term basis despite its initial success following worldwide launch. Furthermore, our future game launches could also be delayed, they may not be successful when launched, or we may decide to not globally launch a game at all if its performance during beta testing does not meet our quality standards (as was the case with our Originals title that we sunset during the third quarter of 2020), any of which would likely harm our business, operating results and financial condition.

Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home.  In connection with our product strategy, we have committed significant resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in doing so, such as was the case with our update of Covet Fashion in the first quarter of 2017 or as may be the case with our introduction of e-commerce functionality into Design Home in September, 2020.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline, and if any of our key growth games experience any such unexpected declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

We have implemented a work from home policy for all of our workforce as a result of the current COVID-19 pandemic, which may have a substantial impact on employee morale and productivity, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. The duration and extent of the impact from the coronavirus outbreak on our business depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the timing, availability and effectiveness of a vaccine, and the impact of these and other factors on our employees. While we were able to successfully launch MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena in March 2020 while our workforce was working from home and have been publishing updates and running live operations for our games, we believe that if our employees are required to continue to work exclusively from home significant into 2021, it could ultimately negatively impact game development and potentially result in delays in launching new games or releasing significant product updates.

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

We face significant challenges in achieving our goal of becoming the leading developer and publisher of free-to-play mobile games.  Successful free-to-play games tend to include competitive gameplay, deep meta game features, player versus player activities, regularly updated content and other complex technological and creative attributes.  While we are working to include such features in our games, we may not successfully update our games to include these features or they may not be well received by our players. For example, the significant update to Racing Rivals that we released in the fourth quarter of 2016 was poorly received by players, led to a significant decline in revenue and ultimately contributed to our decision to sunset this title in April 2019. If we are unable to successfully implement our product strategy, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected. Additionally, our existing games compete with our new offerings and the offerings of our competitors, and revenue from our existing catalog games has declined over time, a trend that we expect to continue.

Our efforts to develop new growth games and enhance our existing growth games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

●	our strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including:
●	the increasing competition throughout the mobile gaming industry for downloads, not only with other mobile games but also with social media and other non-gaming related applications;
●	limits on the number of mobile applications players are willing to download to and maintain on their devices;
●	poor consumer reviews or other negative publicity;
●	ineffective or insufficient marketing efforts, particularly since we intend to continue to test new user acquisition channels which may be ineffective or whose return on investment may not be as directly measurable as our traditional user acquisition campaigns;
●	lack of sufficient social and community features;
●	lack of prominent storefront featuring;
●	failure to reach and maintain Top Free App Store rankings; and
●	the relatively large file size of some of our games; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations;

●	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games; this may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;
●	future games that we release may fail to resonate with consumers and games that incorporate licensed property may not be financially successful due to the minimum guaranteed royalty payments to our licensors;
●	we intend to continue to develop games based upon our own intellectual property, in addition to well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games;
●	many well-funded public and private companies have released, or plan to release, games in the same genres as our growth games or games incorporating the same licensed brands that we use in our games (e.g., Disney/Pixar), and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;
●	we may have difficulty hiring the experienced monetization, live operations, server technology, data analyst, user experience, game designer, economist, and product management personnel that we require to develop our new games and support our existing growth and catalog games, particularly in the competitive hiring market in the San Francisco Bay Area where our headquarters is located, or may face difficulties in developing our technology platform and incorporating it into our products or developing unique gameplay;
●	we depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service; and
●	the impact of potential regulatory issues, including:
●	various jurisdictions are assessing the legality of “loot boxes” which are commonly used in some of our top games. The Federal Trade Commission (“FTC”) held a public workshop in August 2019 to examine, and released a staff paper in August 2020 summarizing, consumer protection issues related to loot boxes. If the FTC or a comparable regulatory or legislative body in another jurisdiction determines that loot boxes constitute gambling or otherwise elects to regulate the use of loot boxes, we may be required to stop utilizing loot boxes within our games that are distributed in such jurisdictions, which would negatively impact our revenue;
●	the FTC has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future regulatory action or lawsuit; and
●	various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel.

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

We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, Apple recently launched its Apple Arcade subscription service in which users receive access to a curated selection of paid titles on the App Store, and Google recently launched its Stadia cloud gaming service in which users can stream games to various devices as well as announced plans to open a new first-party gaming studio that will be creating exclusive games for Stadia. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include Redecor – Home Design Makeover published by Reworks, and may include established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.  In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 4.4 million applications, including more than 950,000 active games, were available on Apple’s U.S. App Store as of October 31, 2020. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

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

We rely on a very small portion of our total players for nearly all of our revenue derived from in-app purchases (as opposed to advertisements and incentivized offers) and installation rates and user-growth have declined for us with our most recent product launches.  The percentage of unique paying players for our largest revenue-generating free-to-play games has typically been less than 5%, when measured as the number of unique paying users on a given day divided by the number of unique users on that day, though this percentage fluctuates, and it may be higher than 5% for some of our games during specific, relatively short time periods, such as immediately following worldwide launch, during special events or following content updates or marketing campaigns.  To significantly increase our revenue, we must increase the number of downloads of our games, increase the number of players who convert into paying players by making in-app purchases or enrolling in subscriptions, increase the amount that our paying players spend in our games and/or increase the length of time our players generally play our games.  We might not succeed in our efforts to increase the monetization rates of our users, particularly if we do not increase the amount of social features in our games or otherwise improve our games though updates and live operations. In addition, if the current COVID-19 pandemic results in a prolonged economic downturn, our users may reduce their discretionary spending and our revenue could suffer. If we are unable to convert non-paying players into paying players, or if we are unable to retain our paying players or if the average amount of revenue that we generate from our players does not increase or declines, our business may not grow, our financial results will suffer, and our stock price may decline.

We have depended on a small number of growth games for a significant portion of our revenue in recent fiscal periods.  If these games do not continue to grow or we do not release highly successful new games, our revenue would decline.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for the nine months ended September 30, 2020, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 71.0% of our revenue during the period, while our top three titles for the nine months ended September 30, 2019, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 78.7% of our revenue during the period. We expect our dependency on a small number of games, and in particular Design Home, for a majority of our revenue will continue for the foreseeable future. The current COVID-19 pandemic resulted in the delay and shortening of the Major League Baseball season, which we believe has at least somewhat negatively impacted downloads of and revenue from our MLB Tap Sports Baseball 2020 game. In addition, if we are unable to grow bookings from Disney Sorcerer’s Arena or Diner DASH Adventures so that they become growth games, or if any games that we launch in the near future are not successful, it could result in an overall decline in our revenue and cause us to continue to rely primarily on our existing growth games for a significant majority of revenue for the foreseeable future.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 61.6% of our total revenue for the nine months ended September 30, 2020 compared with 60.3% for the nine months ended September 30, 2019.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 56.5% and 53.5% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 38.4% and 39.6% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 32.9% and 34.0% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon worldwide commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

We distribute our free-to-play games through direct-to-consumer digital storefronts, for which the distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator.  For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of apps, including our games, on their storefronts.  Each of Apple and Google can unilaterally change its standard terms and conditions, including platform commission fees, with no prior notice to us.  In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator.  Further, these storefront operators typically have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  For example, in April 2019, Apple enforced new guidelines relating to offerwalls which has negatively impacted our revenue from offers in our games; Apple enforced similar guidelines with respect to offerwalls in January 2018 relating to Design Home. In addition, in the fourth quarter of 2017, Apple updated its terms of service to require publishers to disclose a player’s odds of winning the various items contained within loot boxes, and in May 2019 Google updated its terms of service to require substantially similar disclosure.  Glu utilizes loot boxes in many of its current games and some of the games it intends to release in the future, and it is possible that these disclosure requirements will negatively impact the monetization of these titles. If Apple or Google, or any other key storefront operator, determines that we or one of our key vendors are violating its standard terms and conditions, by a new interpretation or otherwise, or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

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

Our games are played on mobile devices manufactured by third parties. We have no influence on the hardware or software of these devices and any changes to them might negatively impact our business. Mobile devices contain identifiers for advertisers (“IDFAs”) which currently are shared with the publishers of the applications on a mobile device. Publishers use these IDFAs for a variety of business purposes, among others for measuring advertising, generating advertising revenue, performing application user level analytics, and targeting users in marketing campaigns. Apple has announced that starting in early 2021, the IDFAs of Apple’s mobile devices will no longer be available by default to mobile application publishers. Instead, the IDFA will only be accessible to the application publisher if a user gives the publisher permission to access his or her IDFA by expressly consenting to this access. We expect only a minority of users will consent to us accessing their IDFA. This may lead to a number of challenges including:

●we may have difficulty measuring the effectiveness of individual user acquisition campaigns;
●we may have difficulty optimizing user acquisition campaigns to deliver return on investment;
●we may have difficulty projecting the potential return of individual user acquisition campaigns;
●we may see a negative impact to our advertising revenue;
●we may encounter challenges migrating from IDFA to other identifiers for the purposes of analytics thereby introducing risk to our core data infrastructure;

●we may have difficulties formulating new marketing strategies that are as effective as the IDFA-driven marketing strategies we currently employ; and
●we may encounter delays in obtaining Apple’s approval when submitting new games and updates to our existing games to the App Store, which may impact our live operations schedule and ability to deliver updated features and content to our players.

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

In addition to in-app purchases, we derive revenue from our free-to-play games through advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If we exhaust the available inventory of these third parties, it will negatively impact our revenue. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenue, at least in the short term. In addition, we may be susceptible to various types of advertising fraud, which could reduce the effectiveness of our advertising campaigns or cause us to pay money to advertising firms for installations that were wrongly attributed to such firms. While we have implemented measures to detect and prevent advertising fraud, such measures may not prove effective, which would harm our user acquisition efforts and could harm our revenue. Some players of our games also use various techniques in an attempt to circumvent limits on the number of advertisements that players can watch in a given period in order to earn extra virtual currency, which could result in our advertising partners not paying us for any advertisements viewed in excess of these limits. Furthermore, the revenue that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenue in the first quarter.

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

It is becoming increasingly difficult and more expensive for us to acquire players for our games for a variety of reasons, including the increasingly competitive nature of the mobile gaming industry and the significant amount of time and attention users are dedicating to competing entertainment options, including social media and other non-gaming applications. In addition, we believe that changes that Apple has implemented during the last several years to its platform, particularly the removal of the Top Grossing rankings and decreasing the prominence of the Top Free rankings, has negatively impacted the number of organic downloads of our games. These factors have contributed to an overall decline in our daily and monthly active users for our existing games as well as fewer players downloading our new games than in the past despite our substantially increased spending on user acquisition efforts. For example, our launch of Diner DASH Adventures in June 2019 resulted in significantly fewer downloads than prior versions of our Dash franchise such as Cooking Dash and Restaurant Dash with Gordon Ramsay. While the COVID-19 pandemic resulted in a reduction in CPIs (costs per install) and an increase in the daily active users in many of our games during April and May 2020, this effect appears to have been temporary as CPIs have reverted to at or above historical norms and the daily active users of our games have declined from the peaks we experienced in May; accordingly, the trend of increasing CPIs and declining daily and monthly active users may persist over the longer term. If the number of players who download our new title launches does not meet our expectations, in particular for the next iteration of our Deer Hunter franchise, our revenue and operating results will suffer. Our existing successful growth games are not immune to these trends, as we experienced significantly higher CPIs for Design Home and Covet Fashion during the first half of 2019 due to substantial increases in spending by several competitors, which negatively impacted the revenue and margins for these titles. Furthermore, our spending on user acquisition is designed so that we will achieve a positive return on investment – that is, we expect that the amount we spend to acquire users in our games will be less than the revenue we ultimately generate from such acquired users. In order to determine the expected revenue from acquired users who may play our games for multiple years, we often must make certain assumptions about their projected spending behavior, particularly for new games like Disney Sorcerer’s Arena for which we do not have similar games in our portfolio to aid us in our modeling efforts. To the extent that we do not achieve a positive return on investment on our user acquisition spending, it will negatively impact our margins and overall operating results.

We have a history of net losses, may incur substantial net losses in the future and may not achieve and sustain profitability or growth in future periods.

We have incurred significant losses since inception, including a net loss of $3.4 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $435.0 million. While we conducted several restructurings in the past, which measures were aimed at reducing our fixed costs and operating more efficiently, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing growth games as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth games and our new title launches; hiring additional staff in all of our offices worldwide; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company. We anticipate that the costs of acquiring new players and otherwise marketing our games will continue to rise, particularly since advertising costs in our industry have generally been rising and we have encountered increasing difficulties in generating downloads of our games as users spend more time on alternative software applications, such as social media, messaging, and streaming applications. We may also continue to incur significant costs to acquire rights to third party intellectual property, including incurring significant minimum guaranteed royalty payments. If our revenue does not increase at a rate sufficient to offset these additional expenses, if the launch dates for our games are delayed, if we do not realize a sufficient return on our user acquisition spending for our growth games, if we experience unexpected significant increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses. Additionally, we have taken restructuring charges in the past and a $2.7 million charge relating to impairment of acquired in process research and development during the third quarter of 2018. Furthermore, given the significant amount of time and attention users are dedicating to social media and other non-gaming applications, increasing revenue may be challenging.

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

During the nine months ended September 30, 2020, we generated 36.1% of our revenue from games that are based on or substantially incorporate third-party intellectual property, such as the Tap Sports Baseball franchise, Kim Kardashian: Hollywood and Disney Sorcerer’s Arena. We expect to continue to derive significant revenue from these titles in the fourth quarter of 2020 and in future years. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements. As of September 30, 2020, we had remaining prepaid royalty balances totaling $35.2 million. We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals.  As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

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

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. Our games may contain violence or other content that some consumers may find objectionable, particularly in light of high-profile mass shootings.  For example, many of our shooter games, including our Deer Hunter games, have a 17-and-older rating on the Apple App Store due to its violence. Despite these ratings, consumers may be offended by some of our game content and children to whom these games are not targeted may choose to play them without parental permission nonetheless. In addition, our employees or employees of outside developers could include hidden features in our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. Users of our games, particularly games with social messaging features, may utilize these features for illegal purposes or target certain users through these features. If consumers believe that a game we published contains objectionable content or may expose them to nefarious individuals, it could harm our brand, consumers could refuse to download it or demand a refund for any in-app purchases and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms.  Similarly, if any of our games are introduced with defects, vulnerabilities or have playability issues, we may receive negative user reviews, our brand may be damaged, and our operating results and revenue negatively affected. For example, our attempt to relaunch our Racing Rivals title, which had experienced playability and user interface issues in the past, in the second quarter of 2018 by introducing new features and resetting the economy of the game resulted in the game crashing and not being available to most users for several days. As a result, the daily active users of Racing Rivals and the revenue that we generated from this title significantly decreased from peak levels which contributed to our decision to shut down the game effective April 2019. In addition, any issues relating to our games could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, Nick Earl, our President and Chief Executive Officer, is critical to our vision, strategic direction, products and technology, and the continued retention of the other members of our senior management team is important to our continued success. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly experienced monetization, live operations, server technology, data analyst, user experience, game designer, economist, and product management personnel to develop and support our growth games.  Attracting and retaining key personnel and other staff is difficult in a competitive hiring market, particularly in the San Francisco Bay Area where we are headquartered, and we may not succeed in doing so. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the lifestyle and casual genres. Volatility of our stock price, changes in our compensation structure for our executive officers that significantly relies on performance linked stock awards, and previous headcount reductions may make it more difficult for us to attract and retain top talent. In particular, should our stock price decline it might be difficult for us to attract and retain qualified personnel, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  In addition, we do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

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

Tencent, through its controlled affiliates, held approximately 12.2% of the aggregate voting power of our common stock as of September 30, 2020, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us. Tencent was also granted the right to designate a member of our board of directors, and currently Ben Feder, Tencent’s President of International Partnerships (North America), is Tencent’s representative on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.  Tencent’s investment in and position with us could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies.  The frequency of accounting policy changes may accelerate, including conversion to unified international accounting standards. Policies affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue.  For example, the accounting for revenue derived from free-to-play games, particularly with regard to revenue generated from online digital storefronts, is still evolving and, in some cases, uncertain. While we believe that we are correctly accounting for our revenue, this is an area that continues to involve significant discussion among accounting professionals and the future changes to the standard may cause our operating results to fluctuate. In addition, we currently defer revenue related to virtual goods and currency over the average playing period of paying users, which approximates the estimated weighted average useful life of the transaction. While we believe our estimates are reasonable based on available game player information, we may revise such estimates in the future in the event the average playing period of our paying users changes. Any adjustments arising from changes in the estimates of the lives of these virtual items would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns of our paying users.  Any changes in our estimates of useful lives of these virtual items may result in our revenue being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

International sales represented approximately 21.6% and 22.6% of our revenue during the nine months ended September 30, 2020 and 2019, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in Toronto, Canada and Hyderabad, India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad and Toronto offices. Risks affecting our international operations include:

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

Changes to digital platforms’ rules relating to “loot boxes,” or the potential adoption of regulations or legislation impacting loot boxes, could require us to make changes to some of our games’ economies or design, which could negatively impact the monetization of these games reducing our revenue.

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within each loot box to customers prior to purchase. Google similarly updated its terms of service in May 2019. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise, Kim Kardashian: Hollywood, and Disney Sorcerer’s Arena, and intend to utilize loot boxes in certain of our games that we expect to launch in 2021, including Deer Hunter World. We have updated our games that offer loot boxes to comply with Apple’s and Google’s rules and do not believe that this has had a material impact on the monetization of these games. However, in the event that Apple or Google changes its developer terms of service to include more onerous requirements or if either Apple or Google were to prohibit the use of loot boxes in games distributed on its digital platform, we would be required to redesign the economies of the affected games in order to continue distribution on the impacted platforms, which would likely cause a decline in the revenue generated from these games could require us to incur additional development costs, and might have an impact on the development and release schedule of our products.  In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under each country’s laws. Our games were not among those reviewed, but if they were found to be sufficiently similar, we may be required to modify our implementation of loot boxes to continue offering them in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, the FTC held a public workshop in August 2019 to examine, and released a staff paper in August 2020 summarizing, consumer protection issues related to loot boxes. Various other jurisdictions, including Australia, the United Kingdom, and the states of California, Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Furthermore, in May 2019, U.S. Senators Josh Hawley, Ed Markey and Richard Blumenthal introduced a bill to the Senate that would prohibit loot boxes and pay-to-win micro-transactions in “minor oriented” games. To the extent that a United States federal law, the FTC or a comparable regulatory or legislative body of another jurisdiction determines that loot boxes constitute gambling or otherwise elects to regulate the use of loot boxes, we could be required to stop utilizing loot boxes within our games that are distributed in such jurisdictions, negatively impacting our revenue. We could also become subject to private litigation relating to loot boxes, as in August 2020, a class action lawsuit was filed against Supercell in California alleging that the loot boxes in two of Supercell’s games violate California’s gambling statutes, and in September 2020, a class action lawsuit was filed against Electronic Arts in Canada alleging that the loot boxes in more than 60 of Electronic Arts’ games violate Canadian gambling laws.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, regulating the ability to offer certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. In addition, there have been calls from U.S. government officials to examine violence in video games in light of high-profile mass shootings. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games, for example to comply with labeling requirements for our free-to-play games. Additionally, if the FTC or any other significant regulatory body issues rules significantly restricting or even prohibiting in-app purchases or any other key aspect of our business, it would significantly impact our business strategy. In addition, self-regulatory bodies in the United States (the Entertainment Software Rating Board) and foreign jurisdictions (such as the Pan European Game Information (PEGI) in the European Union) provide consumers with rating information on various products such as entertainment software similar to our games based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games, along with regulations that may require us to obtain approval from certain government agencies in China, including the Ministry of Culture and General Administration of Press and Publication, in order to continue to publish our games in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, by requiring costly additional differentiation between products for different territories to address varying regulations.

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

We offer our players various types of sweepstakes, giveaways and promotional opportunities, and have allowed players to compete against each other in tournaments for cash prizes. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business.  For example, a March 2018 ruling from the 9th Circuit found that the mobile social casino game Big Fish Casino constituted gambling under Washington state law, and in August 2020, the defendants in such lawsuit agreed to pay $155 million to settle the class action lawsuit. Any future court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

Virtual goods in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual goods, such as virtual currency for our Tap Sports Baseball games, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual goods or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could reduce our revenue by, among other things:

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

Our intellectual property is essential to our business.  We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights.  To date, we have only seventeen issued U.S. patents and two U.S. patent applications currently outstanding, including two that we inherited through acquisitions, so we will not be able to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on two of the issued U.S. patents.

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

We must charge, collect and/or pay taxes other than income taxes, such as payroll, gross receipts, value-added, sales and use, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. If tax authorities assert that we have taxable nexus in a jurisdiction, they may seek to impose past as well as future tax liability and/or penalties. Any such impositions could also cause significant administrative burdens and decrease our future sales. Moreover, state and federal legislatures have been considering various initiatives that could change our tax position regarding sales and use taxes.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statements, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. For example, Tencent is free to sell the 21,000,000 shares it acquired from us in the second quarter of 2015 on the open-market, subject only to our black-out periods and other limitations under our insider trading policy. The U.S. president has threatened to limit Chinese ownership in U.S. technology companies, and to the extent that Tencent is required to divest its shares of Glu common stock, it could cause our stock price to decline, particularly if Tencent is required to sell its ownership position in a short amount of time. In addition, on June 2, 2020, we filed with the Securities and Exchange Commission, or SEC, a shelf registration statement on Form S-3, which became automatically effective upon filing. Under this shelf registration statement, we may, from time to time, sell common stock, such as our recent public offering of 17,250,000 shares of our common stock sold at $9.25 per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are incorporated by reference into this Item 6.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).					X

32.01*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.02*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	Inline XBRL Report Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 is formatted in Inline XBRL.	X

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

GLU MOBILE INC.
Date: November 9, 2020	By:	/s/ Nick Earl
Nick Earl
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Eric R. Ludwig
Eric R. Ludwig
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)