Form 10-K
period 2020-12-31
GLU MOBILE INC
filed 2021-02-26
CIK 1366246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of such stock on such date as reported by The Nasdaq Global Select Market, was approximately $1,364,594,790. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 18, 2021 was 174,821,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties, including risks and uncertainty around the impact of the COVID-19 pandemic and our ability to close our pending acquisition by Electronic Arts Inc. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report, particularly in the section titled “Risk Factors,” and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. We undertake no obligation to update the forward-looking statements after the date of this report, except as required by law.

PART I

Item 1.  Business

General

Glu Mobile develops, publishes, and markets a portfolio of free-to-play mobile games designed to appeal to a broad cross section of users who download and make purchases within our games through direct-to-consumer digital storefronts, such as the Apple App Store, Google Play Store, and others (“Digital Storefronts”). Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee and to engage with various advertisements and offers that generate revenue for us. We have a portfolio of compelling games based on our own intellectual property such as Cooking Dash, Covet Fashion, Deer Hunter, Design Home, and Diner DASH Adventures, as well as games based on or significantly incorporating third party licensed brands including Disney Sorcerer’s Arena, Kim Kardashian: Hollywood, the MLB Tap Sports Baseball franchises and Restaurant Dash with Gordon Ramsay. We are headquartered in San Francisco, California, with other U.S. offices in Foster City, California, Orlando, Florida and international locations in Toronto, Canada and Hyderabad, India.

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

On February 8, 2021, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Electronic Arts Inc. (“Electronic Arts”) pursuant to which Electronic Arts has agreed to acquire us for $12.50 in cash for each share of our common stock issued and outstanding as of immediately prior to the closing of the transaction (the “Merger”). This represents approximately $2.1 billion in enterprise value. Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, we will become a wholly owned subsidiary of Electronic Arts. The transaction is anticipated to close in the quarter ending June 30, 2021, subject to approval by our stockholders, the receipt of required regulatory approvals and other customary closing conditions.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after they are filed. Our internet website is located at www.glu.com and our Investor Relations website is located at www.glu.com/investors. The information on our website is not incorporated into this report, unless otherwise expressly stated. Copies of our Annual Report on Form 10-K for the year ended December 31, 2020 may also be obtained, without charge, by contacting Investor Relations, Glu Mobile Inc., 875 Howard Street, Suite 100, San Francisco, California 94103 or by emailing IR@glu.com.

Strategy and Business Developments

Our Strategy

Our goal is to become the leading developer and publisher of free-to-play mobile games. Our strategy for achieving this goal is comprised of three parts:

●	Building Growth Games and Maximizing the Value of Catalog Games;

●	Attracting and Fostering Creative Leaders, Including Potentially by Selective Acquisitions; and

●	Cultivating Highly Creative Environments.

Building Growth Games and Maximizing the Value of Catalog Games

The first prong of our strategy is to build growth games for smartphones and tablets as well as maximize the value we derive from our catalog games. Growth games are titles that we continue to update with additional content and features and which we expect to grow revenue year over year. We believe a key component of driving annual revenue growth from a growth game is the inclusion of community features which may involve users competing with each other, forming clubs or groups to cooperate in completing goals, or contributing their own original content to the game, as well as other live operations efforts such as running regular in-game events, offering virtual currency or item discounts and optimizing our merchandising strategies. Covet Fashion, Design Home and MLB Tap Sports Baseball are our existing growth games. We currently publish titles primarily in four genres: lifestyle, casual, role playing games (“RPGs”), and sports and outdoors. We believe these are genres in which we have already established a leadership position, are otherwise aligned with our strengths or are conducive to the establishment of a strong growth game.

We continue to update some of our catalog titles with additional content and features, whereas on others we expend little to no investment in terms of updates and enhancements. Catalog games differ from growth games in that our focus is to reduce and potentially reverse their year over year revenue declines; to the extent that we succeed in our efforts to grow annual revenue from a catalog game and expect such title’s revenue to continue to grow on an annual basis, we would then consider such catalog game to be a growth game. Cooking Dash, Deer Hunter 2018, Kim Kardashian: Hollywood and Restaurant Dash with Gordon Ramsay are examples of our existing catalog games.

While we have generally designed our games to incorporate social features that enhance the user’s gameplay experience, as part of our product strategy we are emphasizing adding new social and community-based features, systems, and modes into our growth games. For example, Covet Fashion allows users to join “Fashion Houses” with other users and then borrow each other’s clothes, receive advice on their looks, chat and work together to unlock additional rewards in special style challenges, and our Tap Sports Baseball franchise allows players to challenge their friends to head-to-head matchups and to join clubs that compete in daily events against other clubs as well as includes an improved media-driven chat system. We intend to continue to innovate to further enhance the user experience in our growth games and potentially broaden their audience. For example, we introduced e-commerce functionality to Design Home during 2020, which is intended to deepen the engagement level of our players with the game. In addition, we are exploring making available browser-enabled versions of Tap Sports Baseball and Design Home.

We continue to emphasize developing new titles based on original intellectual property. Reflecting this strategy, revenue from games based on our own intellectual property represented 63.8% of our total revenue in 2020. In addition, each of the games that we intend to launch worldwide in 2021 will be based on original intellectual property. However, we also seek to selectively license and utilize key brands within our titles if we believe this will maximize their consumer appeal and revenue potential. For example, in March 2020 we launched worldwide Disney Sorcerer’s Arena, our game that features characters from the Disney and Pixar universes, in collaboration with Disney Consumer Products and Interactive Media. We also closely work with our celebrity and brand licensors to engage their social media audiences and build games that will resonate with their unique fan bases. In particular, Kim Kardashian: Hollywood utilizes transmedia storytelling, leveraging Ms. Kardashian West’s built-in social media fan base to drive installs and awareness of the game, and then attempts to surprise and delight those fans with real-world events and other game content based on her life. Our goal is for the game content to become entwined with Ms. Kardashian West’s persona and social media presence, and to otherwise enhance interaction with her fans.  We also leverage the strength of well-known brands and licensors to provide users with more realistic experiences, such as the case with MLB Tap Sports Baseball 2020 which features all Major League Baseball, or MLB, clubs and uniforms, all 30 real major league stadiums, and current and former MLB players; we intend to continue evaluating ways to enhance the authenticity of this franchise. We also work to build and nurture social communities in and around the games themselves, creating a new vehicle for strong, personal engagement with the brand or celebrity’s fan base. Continuing to drive installs and awareness of our games through our licensing efforts requires that we continue to partner with brands, celebrities and social influencers that resonate with potential players of our games. Partnering with desirable licensing partners and renewing our existing licenses with our most successful partners requires that we continue to develop successful games based on licensed content and are able to compete with other mobile gaming companies on financial and other terms in signing such partners. We also plan to continue introducing third-party licensed brands, properties and personalities into our games as additional licensed content, for cameo appearances or for limited time events in order to drive awareness and monetization.

For us to continue driving installs and awareness of our games and to improve monetization and retention of our players, we must ensure that each of our games has compelling gameplay and a deep meta game that motivates users to continue to play our games for months or even years.  In addition, we must regularly update our games with compelling new content, deliver socio-competitive features like tournaments, contests, player-versus-player gameplay and live events, and build and nurture communities around our franchises both in-game and holistically via community features such as dedicated social channels. Furthermore, we are working on optimizing our user acquisition campaigns. We have also made significant investments in our proprietary analytics and central technology infrastructure.  With our enhanced analytics capabilities, we intend to devote resources towards segmenting and learning more about the players of each of our franchises and further monetizing our highest spending and most engaged players.  We aim to connect our analytics and revenue central infrastructure to multiple elements of our business – from marketing to merchandising – in order to improve player retention and monetization.

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

In addition, we have recently invested significant resources evaluating the potential acquisition of companies and individual game teams in order to complement our existing portfolio and augment our roster of creative leaders, and we might pursue selective acquisitions in the future.

Cultivating Highly Creative Environments

We believe a key part of building growth games and attracting and cultivating creative leaders is providing them with highly creative environments that are optimal for creating hit games. In December 2017, we moved into our current headquarters in San Francisco that were designed to foster collaboration among our game teams and focus the company around our core values and creative-led vision. Creative environments that support our creative leaders and other game development personnel are also needed to attract the level of talent that will support our growth and catalog games. We not only consolidated our studio footprint by moving into our creative center in San Francisco and relocating our Burlingame studio to our San Francisco headquarters, but have also significantly increased our investment in our low-cost, scaled center in Hyderabad, India which provides live operations for some of our catalog games, insourced art, quality assurance and low cost repeatable sales, marketing and general and administrative functions. As part of this consolidation, in the last several years, we closed or sold development studios in Beijing, China; Bellevue, Washington; Portland, Oregon; San Mateo and Long Beach, California; and Moscow, Russia.

Business Developments

Since January 1, 2020, we have taken the following actions to support our business:

●	We continued to focus our efforts on developing and publishing games for smartphones and tablet devices. Our significant achievements related to these efforts include the following:

●	We generated total revenue of $540.5 million for the year ended December 31, 2020, a 31.4% increase compared to total revenue of $411.4 million for the year ended December 31, 2019.

●	As of December 31, 2020, we had approximately 2.5 million daily active users and 11.2 million monthly active users of our games on our primary distribution platforms, including Apple’s App Store and the Google Play Store.

●	As of December 31, 2020, we had approximately 2.1 billion cumulative installs of our games on our primary distribution platforms, including approximately 13.6 million installs during the fourth quarter of 2020.

●	We grew revenue on an annual basis from each of our growth games, as follows:

●	Revenue from Design Home increased from $173.6 million in 2019 to $208.2 million in 2020;

●	Revenue from Covet Fashion increased from $62.5 million in 2019 to $79.7 million in 2020;

●	Revenue from our Tap Sports Baseball franchise increased from $86.2 million in 2019 to $96.1 million in 2020.
●	In March 2020, the title Disney Sorcerer’s Arena was launched worldwide, which includes characters from the Disney and Pixar universes. Revenue from this title totaled $42.0 million in 2020.

●	In April 2020, we extended the term of our license agreement with Ms. Kardashian West for an additional 3.5 years through the end of 2023. Revenue from our Kim Kardashian Hollywood title increased from $25.7 million in 2019 to $50.5 million in 2020.
●	In June 2020, we completed a follow-on public offering of 17.3 million shares of our common stock at a public offering price of $9.25 per share. The aggregate gross proceeds from the offering, were approximately $159.6 million.
●	In September 2020, we launched Design Home Inspired, a new mobile e-commerce store available within Design Home.

Across the globe our industry is experiencing a continuing trend in which hit games generally remain higher in the top grossing charts for longer. We believe this is due to the continued specialization and investment of teams and companies in their hit titles, and the live, social nature of certain games. Our strategy and the measures we have implemented to support our business position us to take advantage of these trends, as evidenced by the continued strength and year-over-year growth of our Design Home and Covet Fashion titles and the Tap Sports Baseball franchise. We plan to continue to regularly update and otherwise support our growth games in order to ensure that those games monetize and retain users for even longer periods of time. In addition, we plan to continue to invest in our creative leaders and the creative environments in which they and their teams work to increase our likelihood of creating significant hit growth games.

Our Products

We develop and publish a portfolio of mobile games designed to appeal to a broad cross section of the users of smartphones and tablet devices. Our portfolio of growth and catalog games is spread across the following genres:

o	Lifestyle
o	Design Home, which launched in November 2016 and was acquired as part of our acquisition of Crowdstar, has become our most successful growth game. Design Home allows users to participate in daily Design Challenges in which they style three dimensional spaces with real, high-end furniture and décor. We have continued to introduce key updates for Design Home, including elite events for elder players, improved series challenges, language localization in German, French and Spanish, meta game functionality and the introduction of e-commerce functionality.
o	Covet Fashion, which we acquired as part of our acquisition of Crowdstar, is a top grossing fashion title that was our third largest revenue contributor during 2020. Covet Fashion features continually changing content and daily Style Challenges to help drive engagement and monetization of its users. During 2020, we introduced our new customizable hair accessory feature, as well as our new Covet Collection Pass subscription, both of which provided additional opportunities for our users to express their creativity.
o	We expect to add to our portfolio of lifestyle titles in 2021 through the worldwide release of Table & Taste, a game that will allow users to play and engage with food pairings, aesthetic and décor to create immersive dining experiences, as well as our Crowdstar Moments suite of hypercasual games that we expect will help drive engagement across our lifestyle portfolio.
o	Casual
o	Diner DASH Adventures, launched in June 2019, is the latest title in our Dash franchise. Diner DASH Adventures offers world decoration, a deep story, and an innovative consolidation of different Dash time-management styles.

o	Kim Kardashian: Hollywood is a narrative role playing game featuring Kim Kardashian-West’s likeness, voice and creative influence as she guides players on their journey to success in Hollywood. We globally launched Kim Kardashian: Hollywood in June 2014.
o	Cooking Dash was launched in June 2015 and had its last significant content release in 2019. We utilized this release to help drive awareness and direct traffic to the launch of Diner DASH Adventures. While we are no longer developing new content for Cooking Dash, we have automated event features that are continuing in an effort to maximize revenue and reduce costs from this title, and we believe this title will maintain its position as one of our top catalog games in 2021.
o	Restaurant Dash with Gordon Ramsay, launched in June 2016, utilizes Gordon Ramsay’s personality to guide users to become a restaurateur in the image of Mr. Ramsay. We are no longer developing content updates for this title, but have automated event features that are continuing in an effort to maximize revenue and reduce costs from this title.
oRPGs

o	Disney Sorcerer’s Arena, which launched in the first quarter of 2020, is a strategy role playing game featuring dozens of characters from across the Disney and Pixar film franchises. Disney Sorcerer’s Arena continually provides updates to introduce new in-game content, challenges and events, including new characters from Disney and Pixar film franchises. Disney Sorcerer’s Arena was nominated for a Google Play Best of 2020 User’s Choice Award.
o	Sports and Outdoors
o	MLB Tap Sports Baseball 2020, which launched in March 2020, was the seventh installment in our popular Tap Sports Baseball franchise in which we partnered with the MLB, the Major League Baseball Players Association, or the MLBPA, and the Major League Baseball Players Alumni Association, or the MLBPAA, to include real-world current and former baseball stars from each of the MLB’s 30 teams. The MLB Tap Sports franchise was our second largest revenue contributor and the highest ranked baseball title in the Apple App Store’s U.S. iPhone top grossing games rankings during 2020. We expect to launch MLB Tap Sports Baseball 2021 in March 2021 in more than 100 territories with significant new features, including a new event mode and World Ranking Season.
o	Deer Hunter 2018, originally launched in September 2015 as Deer Hunter 2016, remained as one of our top action titles during 2020.
o	We expect to add to our portfolio of sports and outdoor titles in 2021 through the worldwide release of Deer Hunter World, the next iteration of our Deer Hunter franchise, as well as the expected release of a social fishing game, Tap Sports Fishing.

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

Our Revenue

We generate the majority of our revenue through in-application purchases (“in-app-purchases”), with the balance of our revenue primarily generated by offers and in-game advertising. When we incorporate licensed content into our games, we often share a portion of our revenue with the licensors featured in these titles.

In-App Purchases

Although users can download and play our games free of charge, they can purchase virtual currency, virtual items, other virtual benefits like time and energy or subscriptions to receive any of these benefits, to enhance their gameplay experience – we refer to these as “in-app purchases” or “micro-transactions.” Some of the benefits that players receive from their in-app purchases include:

●	Play Longer Through Better Equipment – We generally design our games to become significantly more challenging as the player advances through the game. For example, for a game like Diner DASH Adventures, players can purchase higher-quality ingredients and various boosts that can help them complete increasingly difficult levels more easily.
●	Play Longer Through Energy Replenishment – We design some of our games, such as Deer Hunter 2018 and Kim Kardashian: Hollywood, to have short playing sessions, the duration of which are limited by the energy available for each session. Players of Deer Hunter 2018 and Kim Kardashian: Hollywood can use their virtual currency to purchase items that will replenish their energy and enable them to extend their gameplay session.
●	Accelerate Game Progress – Although some players are content to slowly “grind” their way through progressing in a game, others are willing to purchase items to accelerate their progression. For example, our Tap Sports Baseball titles enable players to spend their virtual currency to upgrade their roster of players and boost the effectiveness of such players, thus allowing the player to more quickly assemble a winning team.
●	Customization – Our games generally enable players to express themselves by customizing their character, the world the character inhabits or a room. For example, Covet Fashion and Design Home each allow users to customize the look of their avatar or room, respectively, by purchasing clothing or home design elements. While in Covet Fashion users own a clothing or accessory item indefinitely after it is purchased and can use it in multiple events, Design Home limits the player to five uses of any purchased design element.

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

Licensed Content

Following the success of Kim Kardashian: Hollywood and games incorporating licensed third-party brands and properties, like our Tap Sports Baseball franchise, we increased our licensing efforts, both in terms of securing licenses to develop games based upon or significantly featuring celebrities and other third-party intellectual property and for cameo appearances or to otherwise incorporate third-party intellectual property into our games. However, we have more recently begun to emphasize developing new titles based on original intellectual property. In 2020, 2019, and 2018, games based on our own intellectual property accounted for approximately 63.8%, 69.9%, and 65.7%, of our revenue, respectively. The decrease in the percentage of revenue derived from original intellectual property from 2019 to 2020 was due primarily to the successful worldwide launch of Disney Sorcerer’s Arena in March 2020 and increased revenue from the Tap Sports Baseball franchise and Kim Kardashian: Hollywood, partially offset by growth in our annual revenue generated by Design Home, Covet Fashion, and Diner DASH Adventures, as well as the continued strength of some of our catalog games. We expect to launch at least four new titles in 2021, including the next iteration of our Deer Hunter franchise, Table & Taste, Tap Sports Fishing and our Crowdstar Moments suite of hypercasual games, each of which will be based on original intellectual property. We also intend to continue to selectively license and utilize key brands within our titles if we believe this will maximize their consumer appeal and revenue potential.

For games based on or significantly incorporating licensed brands, properties or other content, we share a portion of our revenue with the respective licensors. The average royalty rate that we paid on games based on licensed content (such as Disney Sorcerer’s Arena, Kim Kardashian: Hollywood and Restaurant Dash with Gordon Ramsay) or significantly incorporating licensed content (such as MLB Tap Sports Baseball 2020) was approximately 18.5% of gross revenue in 2020, 20.5% in 2019, and 20.2% in 2018. However, the individual royalty rates that we pay can be meaningfully above or below the average based on a variety of factors, such as the strength of the licensed brand, our development and porting obligations, and the platforms on which we are permitted to distribute the licensed content.

Sales, Marketing and Distribution

We market, sell, and distribute our games primarily through direct-to-consumer Digital Storefronts, such as Apple’s App Store and the Google Play Store.  In addition to publishing our smartphone games on direct-to-consumer Digital Storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and Facebook. In addition, we are exploring the extension of Tap Sports Baseball and Design Home to the PC web browser. The significant majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for approximately 61.5%, 60.8%, and 63.1% of our total revenue in 2020, 2019, and 2018, respectively. We generated the majority of these iOS-related revenue from the Apple App Store, which represented 56.2%, 54.4%, and 54.7% of our total revenue in 2020, 2019, and 2018, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 38.4%, 39.1%, and 36.6% of our total revenue in 2020, 2019, and 2018, respectively, from the Android platform. We generated the majority of our Android-related revenue through the Google Play Store, which represented 32.9%, 33.5%, and 31.3% of our total revenue in 2020, 2019, and 2018, respectively. We generated the balance of our Android-related revenue from other platforms that distribute apps for devices that run the Android operating system (e.g., the Amazon Appstore) and through offers and advertisements in games distributed through other Android platforms. No other customer or Digital Storefront accounted for more than 10% of our total revenue in 2020, 2019, and 2018.

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

The majority of our games have been featured on the Apple and Google storefronts when they were commercially released, which we believe is in part due to our efforts to be a consistently good partner with Apple and Google. In addition to our efforts to secure prominent featuring or placement for our games, we have also undertaken a number of marketing initiatives designed to acquire players and increase downloads of our games and increase sales of virtual currency, including:

●	using social networking websites, such as Facebook and Twitter, to build a base of fans and followers to whom we can quickly and easily provide information about our games;
●	paying third parties, including advertising networks, social media channels and social influencers, to advertise or incentivize consumers to download our games through offers or recommendations;
●	using “push” notifications to alert users of sales on virtual currency or items in our games; and
●	cross-promoting our games through advertisements in our other games, as well as advertising our games in our competitors’ games;

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

We have sought to deepen player engagement by fostering a sense of community in our games. As part of these efforts, we have organized player councils for certain of our games where we have invited some of our most dedicated players to special events to engage with the development teams and share their feedback about our games. For example, in 2020 we hosted nine virtual events, where hundreds of Covet players from all over the world participated in virtual chats with Covet designers, created content for the game, and celebrated Covet season launches,– bringing the best aspects of Covet to life, including creativity, fashion, and community.

Development Studios

Our creative leaders have primary responsibility for overseeing game development for our growth and catalog games. The internal studios that develop our games are located in San Francisco and Foster City, California; Orlando, Florida and Toronto, Canada. In addition, we run live operations and produce content updates for some of our catalog games from our Hyderabad, India location.

Our studios are generally supported by central services personnel in our San Francisco, California headquarters who provide expertise with respect to areas such as user experience, software development kit (SDK) development, analytics and product marketing, with each studio leveraging these services to varying degrees.

Our game development process involves a significant amount of creativity, particularly with respect to developing original intellectual property franchises or games in which we license intellectual property from celebrities, Hollywood studios or other owners of brands, properties and other content. Creative and technical studio expertise is necessary to design games that appeal to players who typically play in short sessions and to develop games that work well on mobile phones and tablets with their inherent limitations, such as small screen sizes and control buttons. During 2021, we plan to hire additional game development personnel and invest in technical studio expertise to drive content and features in our growth games and to prototype ideas that we believe can become hit growth games.

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

In addition, we plan to continue holding detailed post-mortems for all products to review and analyze the positive and negative results from each new game launch. These are in addition to our Creative Leadership Summit program where we formally share best practices and learnings amongst the leadership of all functions of our global studios and central services teams.

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

Seasonality

Many new smartphones and tablets are released in, or shortly before, the fourth calendar quarter to coincide with the holiday shopping season. Because many players download our games soon after they purchase or receive their new devices, we generally experience seasonal sales increases based on the holiday selling period. Although we believe that the majority of this holiday impact occurs during the fourth quarter, some of this seasonality also occurs for us in our first calendar quarter due to some lag between device purchases and game purchases. However, the impact of this seasonality on our operating results is significantly affected by our title release schedule. For example, we have historically released each year’s new version of our Tap Sports Baseball franchise late in the first quarter, which has resulted in revenue from this title peaking in the second or third quarter, with declining revenue in the fourth quarter and the first quarter of the following year leading up to the launch of the next version of the title. In addition, companies’ advertising budgets are generally strongest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenue we derive from advertisements and offers in our games. Conversely, our cost per install and cost per ad view also increase in the fourth quarter, since demand for marketing is higher during the holiday season.

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

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), Disney, Electronic Arts (“EA Mobile”), Gameloft, Netmarble (including its Kabam Games subsidiary), Rovio, Stillfront, Warner Brothers, and Zynga and many well-funded private companies, including AppLovin, Epic Games, Jam City, Miniclip, Niantic, Playrix, Pocket Gems, Scopely, and Supercell. In addition, hyper-casual games published by companies such as Crazy Labs, Lion Studios, and Voodoo account for a significant and growing percentage of mobile gaming downloads.

We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, in 2019 Apple launched its Apple Arcade subscription service in which users receive access to a curated selection of paid titles on the App Store. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include Redecor – Home Design Makeover published by Reworks Oy (“Reworks”), and may include established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.

In addition, given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.  As an example of the competition that we face, it has been estimated that more than 4.5 million applications, including nearly 1 million active games, were available on Apple’s U.S. App Store as of January 31, 2021.  The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, TikTok, Twitter, and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, Disney+, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create other non-gaming related software applications.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

●significantly greater financial resources;
●the ability or willingness to spend significantly more than we do to acquire new players, which may be due to competitors having games with higher lifetime values than our games (i.e., the amount of money the average paying player spends in the competitor’s game over the player’s lifetime is greater than in our games) or where a competitor is willing to pay to acquire users in a manner that does not have a positive return on investment in an effort to increase its revenue and/or user base;
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

Intellectual Property

Our intellectual property is essential to our business. We rely on a combination of copyright, trademark, patent, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. We also vigorously defend our intellectual property. For example, we recently filed a lawsuit against Reworks, seeking a judgment finding that Reworks has infringed one of our patents as well as seeking injunctive relief and monetary damages for past and ongoing infringement. Despite our precautions, it may be possible for third parties to obtain and use without our consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. In addition, some of our competitors have in the past released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenue.

Our trademarks that have been registered with the U.S. Patent and Trademark Office include Glu, Crowdstar, our 2-D ‘g’ character logo, our 3-D ‘g’ character logo and several of our game titles, including Cooking Dash, Covet Fashion, Deer Hunter, Diner Dash, and Tap Sports. In addition, we have trademark applications pending with the U.S. Patent and Trademark Office for other of our game titles. For certain titles we do not yet have, and do not intend to seek, trademark registration. We also own, or have applied to own, one or more registered trademarks in certain foreign countries, depending on the relevance of each brand to other markets, including registrations for Design Home. Registrations of both U.S. and foreign trademarks are renewable every ten years.

To date, we have seventeen issued U.S. patents and two U.S. patent applications currently outstanding, including two that we inherited through acquisitions, thus precluding our ability to protect the majority of our technologies from independent invention by third parties.  In addition, we have filed foreign patent applications on two of the issued U.S. patents.

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

Human Capital

We foster and maintain a workplace that values the unique talents and contributions of every individual. We believe it is the diversity of our people, with varied skills, backgrounds and cultures, that shape our success and innovation. Our people-focused culture is driven by collaboration and global cross-functional connections. We recognize the success of Glu is dependent on our talent and the satisfaction of our global workforce, and we are greatly invested in their ability to succeed and thrive. The following discussions provide a description of our employees, and outline how we manage our human capital and how we invest in our employees’ success.

Headcount

As of December 31, 2020, we had 802 employees, of which 468 were based in the United States, 61 in Canada, and 273 in India. As of December 31, 2020, approximately 27% of the global team was female and 73% was male.

We have not experienced any employment-related work stoppages due to the COVID-19 pandemic and consider relations with our employees to be good. Specifically, in response to local government and health guidelines around the COVID-19 pandemic we shifted almost all of our employees to remote work and began offering tools and services for optimizing remote work. We believe that our future success depends in part on our continued ability to hire, motivate and retain qualified employees in any operating environment.

Recruiting

We believe in investing for the future, including the future of our workforce, and have several talent programs to recruit exceptional individuals who share our values. Our recruiting team and hiring managers begin with the creation of detailed job descriptions, which clearly outline the skills and experience necessary for success in each role. We believe these steps are essential to effectively interview for identifiable skillsets and not just “personality fits.” We strive to build our workforce from within whenever possible; however, if the best candidate for an available position is not identified from within our existing talent pool, we will look externally for the best talent. Our recruitment strategy is to initially search for candidates directly through our professional networks, university and mentorship programs, and through advertising with certain partners. We also occasionally use recruitment consultants and search firms.

Professional Development

We are committed to helping people realize their highest potential and fostering a culture that supports personal development for individuals, leaders and teams across the organization. Our employees enjoy ample opportunity to learn new skills to develop and advance their career, and we ensure that all our employees receive ongoing formal training to help foster their professional development. We also encourage continuing education programs by providing a tuition reimbursement program for employees wishing to pursue approved degree and non-degree programs through approved institutions and online learning providers such as Udemy.

Employee Feedback

We value the feedback from our employees to help us understand what we are doing well and where we need to improve. Our annual employee engagement survey asks all of our employees for their input on a variety of matters. The results of the employee survey are disseminated to all employees, and the results are used to design action plans to assist managers with actively responding to employees’ sentiments. The employee survey is an important tool that allows us to continuously improve, innovate and evolve through ongoing engagement and measurement. As a result of these steps and others, employee engagement has increased in the last year.

Diversity and Inclusion

We are committed to building an inclusive culture and team environment that supports current and future diversity in our industry, our games, and our talent. In the spirit of Glu’s core value – we Win Together when we respect, acknowledge and celebrate each other’s differences. We are committed to creating an inclusive environment that promotes equality, cultural awareness and respect by implementing policies, benefits, training, recruiting and recognition practices to support our colleagues. We believe that diversity and inclusion is about valuing our differences and continually identifying ways to improve our cultural intelligence which ultimately leads to better decision-making and a more tailored client experience. To help us achieve and maintain a diverse workforce, we globally monitor certain employee demographic data such as gender, ethnicity, tenure and age.

In late 2020, we launched our first-ever Diversity, Equity & Inclusion (“DE&I”) steering committee. In 2021, the committee’s task will be to review and address hiring and workforce priorities, promote DE&I learning and development opportunities for employees, and facilitate meaningful external partnerships. In an effort to support shared identities and interests and promote belonging, we are committed to facilitating the development of Business Resource Groups in the first half of 2021.

Employee Compensation, Benefits & Wellbeing

We strive to enrich and elevate the lives of our employees through a robust compensation and benefits package that is flexible to meet both individual and family needs, including but not limited to:

●	Market competitive compensation packages;
●	Robust health and well-being benefits, including a variety of medical, dental, and vision benefit offerings, and on-site physical and mental health programs, such as complimentary yoga classes, to address work life balance issues;
●	Paid maternity/paternity leave;
●	Commuter and parking benefits;
●	Catered lunches, snacks and beverages in the office;
●	Competitive paid time off and paid holidays;
●	Retirement plan alternatives and education offerings; and
●	Social activities and happy hours.

Our employee compensation structure is designed to attract, motivate and retain employees and we accomplish this through our competitive compensation and bonus structure.

Information about our Executive Officers

The following table shows Glu’s executive officers as of February 26, 2021 and their areas of responsibility.  Their biographies follow the table.

Name	Age	Position

Nick Earl	55	President and Chief Executive Officer
Eric R. Ludwig	51	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Chris Akhavan	38	Senior Vice President, Business Development, Corporate Development and Advertising
Becky Ann Hughes	40	Senior Vice President, Growth
Scott J. Leichtner	50	Vice President, General Counsel and Corporate Secretary

Nick Earl has served as our President and Chief Executive officer since November 2016 and as a member of our board of directors since December 2016. Prior to November 2016, Mr. Earl was our President of Global Studios from November 2015 to November 2016. Before joining us, from November 2014 to September 2015, Mr. Earl served as President of Worldwide Studios at Kabam. From September 2001 to October 2014, Mr. Earl served in several management positions at Electronic Arts, including most recently as Senior Vice President & General Manager of EA Mobile.  From 1999 to 2001, Mr. Earl served as VP Product Development at Eidos. From April 1993 to March 1999, Mr. Earl served as an executive producer / GM at The 3DO Company. Mr. Earl holds a B.A. in Economics from the University of California at Berkeley.

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

Chris Akhavan has served as our Senior Vice President, Business Development, Corporate Development and Advertising since December 2019. Prior to this, Mr. Akhavan served as our Chief Revenue Officer from May 2016 to

December 2019 and as our President of Publishing from April 2013 to May 2016. Before joining us, from January 2010 to April 2013, Mr. Akhavan served in several management positions at Tapjoy, Inc., a provider of mobile advertising, most recently as Senior Vice President, Partnerships.  From April 2009 to January 2010, Mr. Akhavan was a Manager, Publisher Network at RockYou!, a social gaming company, and from October 2007 to November 2008, he served as a Strategic Partner Manager at VideoEgg (now SAY Media), an advertising inventory and platform provider.  Mr. Akhavan holds a B.A. in Economics from the University of California at Santa Cruz.

Becky Ann Hughes has served as our Senior Vice President of our Growth team (formerly known as our Revenue team) since December 2019. Prior to this, Ms. Hughes served as the head of our Glu Play game development studio since 2014, most recently in the position of Vice President and General Manager from September 2016 to December 2019. Prior to joining Glu, Ms. Hughes held various leadership roles in product marketing and product management at PlayFirst Inc., which was acquired by Glu in 2014. She holds a Bachelor of Science degree in Business Marketing from San Jose State University and is a 2021 MBA Candidate at The Wharton School.

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

Item 1A. Risk Factors

Summary Risk Factors

The below summary risks provide an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks, beyond those summarized below or discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including the following:

•The announcement and pendency of our agreement to be acquired by Electronic Arts Inc. could have an adverse effect on our business;

•The completion of the merger may be delayed or prevented. The failure to complete the merger with Electronic Arts could adversely affect our business.

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

Risk Factors

Risks Related to Our Business and Industry

The announcement and pendency of our agreement to be acquired by Electronic Arts Inc. could have an adverse effect on our business.

On February 8, 2021, we entered into the Merger Agreement with Electronic Arts, pursuant to which a wholly-owned subsidiary of Electronic Arts will, upon the terms and subject to regulatory and stockholder approval and the other conditions set forth in the Merger Agreement, merge with and into us, and we will be the surviving corporation of the Merger and will become a wholly owned subsidiary of Electronic Arts. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive $12.50 in cash, without interest and subject to any required withholding of taxes.

Uncertainty about the possible effect of the pendency of the Merger or termination of the Merger Agreement may have an adverse effect on our business and operations that may be material to our company. Factors that may affect our business include the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with players, partners and others with whom we do business, the occurrence of any circumstance or any other events that could give rise to the termination of the transactions, or the failure to obtain the approval of our stockholders or failure to satisfy any other conditions precedent to consummate the transactions, including the receipt of all necessary regulatory approvals on a timely basis or at all . Electronic Arts’ ability to successfully integrate our operations and employees, risks that the Merger disrupts current ongoing business operations, including diversion from day-to-day operations and risks of litigation and/or regulatory actions related to the Merger (including stockholder litigation relating to the transactions).

Our players may experience uncertainty associated with the Merger, including with respect to possible changes to our games, services, or policies. Similarly, our key business partners may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause players to refrain from playing or spending money in our games or downloading our games, and partners may seek to change existing business relationships, which could result in an adverse effect on our business, operations, and financial condition in a way that may be material to our company.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The completion of the Merger may be delayed or prevented. The failure to complete the Merger with Electronic Arts could adversely affect our business.

Completion of the Merger with Electronic Arts is subject to conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws, and similar competition approvals or consents that must be obtained from regulatory entities in the United States and Austria, as well as the approval of our stockholders and potential future stockholder litigation. If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price reflects an assumption that a transaction will be completed. In addition, the Merger Agreement provides that we will be required to pay Electronic Arts a termination fee of $78.9 million in certain circumstances, including if our board of directors changes or withdraws its recommendation of the Merger to our stockholders, or if we terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement). Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our players and key business partners, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

If we fail to develop and timely publish new high-quality, engaging games and continue to enhance our existing games, particularly our most successful games, our revenue would suffer.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing.  We must continue to invest significant resources in research and development, technology, analytics and marketing to introduce new games and continue to update our successful games, and we often must make decisions about these matters well in advance of a product’s release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences and the number of applications they are willing to download to and maintain on their devices, competing gaming and non-gaming related applications, new mobile platforms and the availability of other entertainment activities.  If our games do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. It can be difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or beta testing periods to meet our quality standards and our players’ expectations. For example, in 2018, we decided to delay the worldwide launch dates of WWE Universe and Diner DASH Adventures to May and June 2019, respectively, in order to give the development teams additional time to work on these titles. In August 2019 and August 2020, respectively, we announced that we were delaying the expected worldwide launch dates of Disney Sorcerer’s Arena and Deer Hunter World for similar reasons. While Diner DASH Adventures and Disney Sorcerer’s Arena have been commercially successful, WWE Universe has performed significantly below our expectations and we announced in January 2021 that we will sunset the game in March 2021. Furthermore, our future game launches could also be delayed, they may not be successful when launched, or we may decide to not globally launch a game at all if its performance during beta testing does not meet our quality standards (as was the case with our Originals title that we sunset during the third quarter of 2020), any of which would likely harm our business, operating results and financial condition.

Even if our games are successfully introduced in a timely fashion and initially adopted, a failure to continually update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenue and harm our business, operating results and financial condition, which effect would be magnified for our most successful games and, in particular, Design Home.  In connection with our product strategy, we have committed significant resources to updating, adding new features to and enhancing our existing titles as opposed to launching as many new titles as we have in prior years.  However, we may not be successful in doing so, such as was the case with our update of Covet Fashion in the first quarter of 2017.  It is difficult to predict when and how quickly the popularity and revenue of one of our games will decline, and if any of our key growth games experience any such unexpected declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including social media and other non-gaming related apps, games played on personal computers and consoles, television, movies, sports and the Internet.  If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

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

We have implemented a work from home policy for all of our workforce as a result of the current COVID-19 pandemic, which may have a substantial impact on employee morale and productivity, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. The duration and extent of the impact from the coronavirus outbreak on our business depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the availability and effectiveness of a vaccine, and the impact of these and other factors on our employees. While we were able to successfully launch MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena in March 2020 while our workforce was working from home and have been publishing updates and running live operations for our games, we believe that if our employees are required to continue to work exclusively or primarily from home during most or all of 2021 and beyond, it could ultimately negatively impact game development and potentially result in delays in launching new games or releasing significant product updates.

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

Our efforts to develop new growth games and enhance our existing growth games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenue because, among other reasons:

●	our strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including:
●	the increasing competition throughout the mobile gaming industry for downloads, not only with other mobile games but also with social media and other non-gaming related applications;
●	limits on the number of mobile applications players are willing to download to and maintain on their devices;
●	poor consumer reviews or other negative publicity;
●	ineffective or insufficient marketing efforts, particularly in light of Apple’s decision to deprecate identifiers for advertisers (“IDFAs”) which we expect to occur early in the Spring of 2021;
●	lack of sufficient social and community features;
●	lack of prominent storefront featuring;
●	failure to reach and maintain Top Free App Store rankings; and
●	the relatively large file size of some of our games; in particular, our games often utilize a significant amount of the available memory on a user’s device and tend to consume additional space as players advance through our games, which may cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations;
●	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games; this may occur for a variety of reasons, including poor game design or quality, lack of social and community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, lack of differentiation from predecessor games or other competitive games, lack of innovative features that surprise and delight our players, differences in user demographics and purchasing power or our failure to effectively respond and adapt to changing user preferences through game updates;

●	future games that we release may fail to resonate with consumers and games that incorporate licensed property may not be financially successful due to the minimum guaranteed royalty payments to our licensors;
●	we intend to continue to develop games based upon our own intellectual property, in addition to well-known licensed brands and properties, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games;
●	many well-funded public and private companies have released, or plan to release, games in the same genres as our growth games or games incorporating the same licensed brands that we use in our games (e.g., Disney/Pixar), and this competition will make it more difficult for us to differentiate our games and derive significant revenue from them;
●	we may have difficulty hiring the experienced monetization, live operations, server technology, software and data engineer, game designer, data analyst, user experience, economist, and product management personnel that we require to develop our new games and support our existing growth and catalog games, particularly in the competitive hiring market in the San Francisco Bay Area where our headquarters is located, or may face difficulties in developing our technology platform and incorporating it into our products or developing unique gameplay;
●	we depend on the proper and continued functioning of our own servers and third-party infrastructure to operate our connected games that are delivered as a service; and
●	the impact of potential regulatory issues, including:
●	various jurisdictions are assessing the legality of “loot boxes” which are commonly used in some of our top games. The Federal Trade Commission (“FTC”) held a public workshop in August 2019 to examine, and released a staff paper in August 2020 summarizing, consumer protection issues related to loot boxes. If the FTC or a comparable regulatory or legislative body in another jurisdiction determines that loot boxes constitute gambling or otherwise elects to regulate the use of loot boxes, we may be required to stop utilizing loot boxes within our games that are distributed in such jurisdictions, which would negatively impact our revenue;
●	the FTC has previously indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the FTC might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future regulatory action or lawsuit; and
●	various legislators, administrative bodies and courts, primarily in Europe, have taken actions (including imposing fines) or may be considering taking actions (including antitrust enforcement) against Apple and Google, which are our primary distribution platforms, and Facebook, which is our primary user acquisition channel.

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

We compete with a continually increasing number of companies, including Activision (the parent company of King Digital Entertainment), Disney, Electronic Arts (“EA Mobile”), Gameloft, Netmarble (including its Kabam Games subsidiary), Rovio, Stillfront, Warner Brothers, and Zynga and many well-funded private companies, including AppLovin, Epic Games, Jam City, Miniclip, Niantic, Playrix, Pocket Gems, Scopely, and Supercell.  In addition, hyper-casual games published by companies such as Crazy Labs, Lion Studios, and Voodoo account for a significant and growing percentage of mobile gaming downloads.

We also face competition from online game developers and distributors who are primarily focused on specific international markets.  We could also face increased competition if those companies choose to compete more directly in the United States or the other markets that are significant to us or if large companies with significant online presences such as Apple, Google, Amazon, Facebook, Microsoft or Verizon, choose to enter or expand in the games space or develop competing games.  For example, in 2019 Apple launched its Apple Arcade subscription service in which users receive access to a curated selection of paid titles on the App Store. In addition, we also face competition from mobile applications and websites focused on the home design market, which may include games, e-commerce titles, design applications and others seeking to displace our Design Home title which is a leading title in the currently unsaturated home design application market. Competitors in this space include Redecor – Home Design Makeover published by Reworks, and may include established game developers, established real estate companies, interior design companies, e-commerce companies and other well-funded private companies looking to enter the home design market.  Given the open nature of the development and distribution for smartphones and tablets and the relatively low barriers to entry, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 4.5 million applications, including nearly 1 million active games, were available on Apple’s U.S. App Store as of January 31, 2021. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.

We also compete for downloads and time spent on mobile devices with companies that develop popular social media and messaging applications, such as Facebook (with its Facebook, Facebook Messenger, Instagram, WhatsApp and other applications), Pinterest, Reddit, Snapchat, TikTok, Twitter and YouTube, companies that develop streaming music, movie and television applications, such as Pandora, Spotify, Tidal, Disney+, HBO Go, Netflix, Amazon Prime and Hulu, and with companies that create other non-gaming related software applications, such as Kim Kardashian West’s own personal media application.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

●significantly greater financial resources;
●the ability or willingness to spend significantly more than we do to acquire new players, which may be due to competitors having games with higher lifetime values than our games (i.e., the amount of money the average paying player spends in the competitor’s game over the player’s lifetime is greater than in our games) or where a competitor is willing to pay to acquire users in a manner that does not have a positive return on investment in an effort to increase its revenue and/or user base;
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

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenue comes from a limited number of games, although the games in that group have shifted over time. Our top three titles for the year ended December 31, 2020, Design Home, the Tap Sports Baseball franchise, and Covet Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 71.0% of our revenue during the period, while our top three titles for the year ended December 31, 2019, Design Home, the Tap Sports Baseball franchise, and Covet

Fashion, each accounted for greater than 10% of our revenue in the period and collectively generated approximately 78.4% of our revenue during the period. We expect our dependency on a small number of games, and in particular Design Home, for a majority of our revenue will continue for the foreseeable future. The current COVID-19 pandemic resulted in the delay and shortening of the 2020 Major League Baseball season, which we believe at least somewhat negatively impacted downloads of and revenue from our MLB Tap Sports Baseball 2020 game. If the 2021 Major League Baseball season is similarly affected by the COVID-19 pandemic, it could negatively impact the financial performance of our upcoming MLB Tap Sports Baseball 2021 game. In addition, if we are unable to grow bookings from Disney Sorcerer’s Arena or Diner DASH Adventures so that they become growth games, or if any games that we launch in the near future are not successful, it could result in an overall decline in our revenue and cause us to continue to rely primarily on our existing growth games for a significant majority of revenue for the foreseeable future.

We derive the majority of our revenue from Apple’s App Store and the Google Play Store, and if we are unable to maintain a good relationship with each of Apple and Google or if either of these storefronts were unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenue has historically been derived from Apple’s iOS platform, which accounted for 61.5% of our total revenue for the year ended December 31, 2020 compared with 60.8% for the year ended December 31, 2019.  We generated the majority of this iOS-related revenue from the Apple App Store, which represented 56.2% and 54.4% of our total revenue for the year ended December 31, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we derived approximately 38.4% and 39.1% of our total revenue for the year ended December 31, 2020 and 2019, respectively, from the Android platform. We generated the majority of our Android-related revenue from the Google Play Store, which represented 32.9% and 33.5% of our total revenue for the year ended December 31, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We believe that we have good relationships with each of Apple and Google, which have contributed to the majority of our games released in the last several years being featured on their respective storefronts upon worldwide commercial release.  If we do not continue to receive prominent featuring, users may find it more difficult to discover our games and we may not generate significant revenue from them.  We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. Additionally, our efforts to advertise through search advertisements in the Apple App Store may not be successful and may not result in additional users or monetization. In addition, currently neither Apple nor Google charge a publisher when it features one of their apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably.  Accordingly, any change or deterioration in our relationship with Apple or Google could materially harm our business and likely cause our stock price to decline.

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

Our games are played on mobile devices manufactured by third parties. We have no influence on the hardware or software of these devices and any changes to them might negatively impact our business. Mobile devices contain IDFAs which currently are shared with the publishers of the applications on a mobile device. Publishers use these IDFAs for a variety of business purposes, among others for measuring advertising, generating advertising revenue, performing application user level analytics, and targeting users in marketing campaigns. Apple has announced that starting in early Spring 2021, the IDFAs of Apple’s mobile devices will no longer be available by default to mobile application publishers. Instead, the IDFA will only be accessible to the application publisher if a user gives the publisher permission to access his or her IDFA by expressly consenting to this access. We expect only a minority of users will consent to us accessing their IDFA. This may lead to a number of challenges including:

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

These challenges might negatively impact our revenue or otherwise materially harm our business. Other manufacturers of mobile devices may also implement similar changes, which could negatively impact our business.

We derive revenue from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, if we become victim to advertising fraud or if any events occur that negatively impact the revenue we receive from these sources, it would negatively impact our operating results.

In addition to in-app purchases, we derive revenue from our free-to-play games through advertisements and offers; for the year ended December 31, 2020, we generated 10.9% of our total revenues from advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits. We rely on these third parties to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If we exhaust the available inventory of these third parties, it will negatively impact our revenue. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third party solutions, which could negatively impact our revenue, at least in the short term. In addition, we may be susceptible to various types of advertising fraud, which could reduce the effectiveness of our advertising campaigns or cause us to pay money to advertising firms for installations that were wrongly attributed to such firms. While we have implemented measures to detect and prevent advertising fraud, such measures may not prove effective, which would harm our user acquisition efforts and could harm our revenue. Some players of our games also use various techniques in an attempt to circumvent limits on the number of advertisements that players can watch in a given period in order to earn extra virtual currency, which might negatively affect the economy of our games. Furthermore, the revenue that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenue in the first quarter.

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

It is becoming increasingly difficult and more expensive for us to acquire players for our games for a variety of reasons, including the increasingly competitive nature of the mobile gaming industry and the significant amount of time and attention users are dedicating to competing entertainment options, including social media and other non-gaming applications. In addition, we believe that changes that Apple has implemented during the last several years to its platform, particularly the removal of the Top Grossing rankings and decreasing the prominence of the Top Free rankings, has negatively impacted the number of organic downloads of our games. These factors have contributed to an overall decline in our daily and monthly active users for our existing games as well as fewer players downloading our new games than in the past despite our substantially increased spending on user acquisition efforts. For example, our launch of Diner DASH Adventures in June 2019 resulted in significantly fewer downloads than prior versions of our Dash franchise such as Cooking Dash and Restaurant Dash with Gordon Ramsay. If the number of players who download our new title launches scheduled for 2021 does not meet our expectations, in particular for Table & Taste and the next iteration of our Deer Hunter franchise, our revenue and operating results will suffer. Our existing successful growth games are not immune to these trends, as we experienced significantly higher CPIs (costs per install) for Design Home and Covet Fashion during the first half of 2019 due to substantial increases in spending by several competitors, which negatively impacted the revenue and margins for these titles. Furthermore, our spending on user acquisition is designed so that we will achieve a positive return on investment – that is, we expect that the amount we spend to acquire users in our games will be less than the revenue we ultimately generate from such acquired users. In order to determine the expected revenue from acquired users who may play our games for multiple years, we often must make certain assumptions about their projected spending behavior, particularly for games like Disney Sorcerer’s Arena for which we did not have similar games in our portfolio to aid us in our modeling efforts. To the extent that we do not achieve a positive return on investment on our user acquisition spending, it will negatively impact our margins and overall operating results.

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
●the number and timing of new games and significant updates released by us and our competitors, particularly those games that may represent a significant portion of our revenue in a quarter, which timing can be impacted by internal development delays, longer than anticipated beta testing periods, shifts in product strategy and how quickly Digital Storefront operators review and approve our games for commercial release;
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

During the year ended December 31, 2020, we generated 36.2% of our revenue from games that are based on or substantially incorporate third-party intellectual property, such as the Tap Sports Baseball franchise, Kim Kardashian: Hollywood, and Disney Sorcerer’s Arena. We expect to continue to derive significant revenue from these titles in 2021 and beyond. Certain of our licenses expire at various times during the next several years, and we may be unable to renew these licenses on terms favorable to us or at all, and we may have difficulties obtaining licenses from new content owners on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors or develop and publish their own mobile games, competing with us in the marketplace. We also license certain brands and their assets for our Covet Fashion and Design Home titles without the provision of a license fee or royalty. These licensors could decide to no longer license their assets under the current terms, and to instead charge a one-time payment, ongoing royalty or both, which may adversely affect the profitability of these titles. Failure to maintain or renew our existing licenses or to obtain additional licenses would prevent us from continuing to offer our current licensed games and introducing new mobile games based on such licensed content, which could harm our business, operating results and financial condition.

Securing license agreements to develop, publish and market games based on or significantly incorporating celebrities, third-party licensed brands, properties, and other content typically requires that we make minimum guaranteed royalty and other payments to such licensors, and to the extent such payments become impaired, our operating results would be harmed.

In connection with partnerships with celebrities and other licensors of third-party brands, properties and content, we have incurred and may continue to incur significant minimum guaranteed royalty and other payments.  As a result, we may incur impairments on such payments if our forecasts for these games are lower than we anticipated at the time we entered into the agreements. As of December 31, 2020, we had remaining prepaid royalty balances totaling $28.8 million. We expect to continue to selectively license third-party licensed brands, properties and other content and to pay minimum guaranteed royalty payments in connection with such deals. As a result, we may be required to take impairments in future periods if the games we are developing that have significant contractual minimum guarantee commitments associated with them are not successful.

If we do not successfully establish and maintain awareness of our brand and games, if we fail to develop high-quality, engaging games that are differentiated from our prior games, if we incur excessive expenses maintaining and promoting our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing, developing and maintaining favorable relationships with players, distributors, content licensors, platform providers, advertisers and key talent. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property.  Our ability to promote the Glu brand and increase recognition of our games depends on our ability to develop high-quality, engaging games, including integrating the level of social and community features appropriate for a game’s target audience and partnering with brands with fan bases that can support successful mobile games.  If consumers, Digital Storefront owners, and branded content owners, do not perceive our existing games as high-quality, or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games.  If we fail to maintain and increase brand awareness and consumer recognition of our games, our potential revenue could be limited, our costs could increase and our business, operating results and financial condition could suffer.

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

Our future success will depend, to a significant extent, on our ability to attract, retain and motivate our key personnel, namely our management team, creative leaders and experienced game development personnel.  In particular, Nick Earl, our President and Chief Executive Officer, is critical to our vision, strategic direction, products and technology, and the continued retention of the other members of our senior management team is important to our continued success. In addition, to grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly experienced monetization, live operations, server technology, software and data engineer, game designer, data analyst, user experience, economist, and product management personnel to develop and support our growth games.  Attracting and retaining key personnel and other staff is difficult in a competitive hiring market, particularly in the San Francisco Bay Area where we are headquartered, and we may not succeed in doing so. The gaming and technology industries are also traditionally male dominated, so it may be difficult for us to recruit and retain talented female personnel who may be needed to help us optimize our games that are targeted to a more female-focused audience, including our games in the lifestyle and casual genres. Volatility of our stock price, changes in our compensation structure for our executive officers that significantly relies on performance linked stock awards, and previous headcount reductions may make it more difficult for us to attract and retain top talent. In particular, should our stock price decline it might be difficult for us to attract and retain qualified personnel, since individuals may elect to seek employment with other companies that they believe have better long-term prospects or that present better opportunities for earning equity-based compensation.  Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time.  In addition, uncertainty related to our recently announced planned acquisition by Electronic Arts may result in uncertainty for some of our employees and could increase the likelihood that other companies will be able to recruit away our key employees.  We do not maintain a key-person life insurance policy on any of our officers.  Our business and growth may suffer if we are unable to hire and retain key personnel.

We have a history of net losses, may incur substantial net losses in the future and may not achieve and sustain profitability or growth in future periods.

We have incurred significant losses since inception, and as of December 31, 2020, we had an accumulated deficit of $411.2 million. While we generated net income of $20.4 million in the year ended December 31, 2020, we may not be successful in sustaining profitability and growing our net income in future periods. We have conducted several restructurings in the past, which measures were aimed at reducing our fixed costs and operating more efficiently. However, our costs may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: investing more heavily in our existing growth games as part of our product strategy; increasing our spending on user acquisition efforts, particularly for our growth games and our new title launches, and on growth initiatives including customer relationship management and predictive analytics; hiring additional staff in all of our offices worldwide; developing new games with greater complexity, higher production values and deeper social features; running live operations on our games; and taking other steps to strengthen our company.

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

We have acquired and invested in, and may in the future acquire and invest in, companies, products and technologies that complement our strategic direction. Acquisitions and investments involve significant risks and uncertainties, including:

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

Acquisitions may be particularly challenging during the COVID-19 pandemic. For example, we would likely not be able to travel to conduct in-person meetings and due diligence sessions with potential target companies. In addition, if we issue equity securities as consideration in an acquisition or strategic investment, as we did for our acquisitions of Griptonite, Inc., Blammo Games Inc., GameSpy Industries, Inc., PlayFirst, Inc. and Cie Games, Inc., our current stockholders’ percentage ownership and earnings per share would be diluted.  We may also need to raise additional capital in the event we use a significant amount of cash as consideration in an acquisition. Because acquisitions and strategic investments are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

During the last several years we have implemented restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies.  Some of our previous restructurings included reductions in personnel in Bellevue, Washington; San Francisco, California; Long Beach, California; Portland, Oregon; Toronto, Canada; and Beijing, China, as well as the divestiture of our Moscow, Russia game development studio. Any future restructurings or divestitures could result in disruptions to our operations and adversely affect our business.  For example, in connection with the divestiture of our Moscow studio, we transitioned certain titles that were developed or operated by the Moscow studio, including Deer Hunter 2018, to our Hyderabad, India studio.  We have seen a decline in revenue from Deer Hunter 2018, which may in part be related to this transition. In addition, we cannot be sure that any cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining.  If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

We may not realize the benefits expected through our strategic relationship with Tencent and other aspects of the relationship could have adverse effects on our business.

In April 2015, we entered into a strategic relationship with Tencent, a leading Internet company in China and arguably the world’s largest gaming company. Tencent, through a controlled affiliate, agreed to invest $126.0 million in exchange for approximately 16.3% of our total outstanding common stock on a post-transaction basis.  In November 2015, we entered into an agreement with an affiliate of Tencent to license and publish its game, WeFire, in the United States and international markets outside of Asia under the name Rival Fire, which we launched in July 2016. In light of the poor performance of the title in terms of monetization and downloads, and the related contractual prepaid royalty commitments and license fees under our agreement with the affiliate of Tencent, we impaired $14.5 million in the third quarter of 2016. We may not succeed in entering into any other agreements or operating partnerships with Tencent in the future.  Even if we do enter into any operational partnerships, it could take months to years to fully realize the benefits of such partnerships or they may not be successful as was the case with WeFire.

Tencent, through its controlled affiliates, held approximately 12.1% of the aggregate voting power of our common stock as of December 31, 2020, and could acquire up to 25.0% of the voting power through open-market purchases of our common stock. While Tencent has agreed to cause these shares to be voted with the majority recommendation of the independent members of our board of directors on most matters, Tencent could have considerable influence over matters such as approving a potential acquisition of us; Tencent has signed a voting agreement pursuant to which it has agreed to vote its shares of our common stock in favor of our acquisition by Electronic Arts. Tencent was also granted the right to designate a member of our board of directors, and currently Ben Feder, Tencent’s President of International Partnerships (North America), is Tencent’s representative on our board of directors. Mr. Feder or any future Tencent designee could have an actual or apparent conflict of interest in such matters.

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

The mobile games market could be disrupted by new technologies that could impact our business.  For example, the introduction of 5G wireless networking will offer technological advancements like faster download speeds and lower latency. While these technological advancements will provide opportunities for our business, it may also create risks if we do not adapt to these new technologies in a quick and timely manner.  For example, 5G technology may result in the proliferation of game streaming services. Multiple instances of new cloud gaming services are already commercially available and new entrants like Google and Microsoft have announced their ability to stream games to mobile devices. Some of these new streaming entrants will also choose to publish first-party content on their platforms. Streaming technology could potentially disrupt the mobile gaming industry by enabling companies to publish cross-platform games that users can play across multiple platforms and devices. This could result in consumers choosing to play these cross-platform games rather than our games which are currently only available on mobile devices. If we do not appropriately adapt our business to new technologies, our business will suffer.

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

Changes to digital platforms’ rules relating to “loot boxes,” or the potential adoption of regulations or legislation impacting loot boxes, could require us to make changes to some of our games’ economies or design, which could negatively impact the monetization of these games and harm our revenue.

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within each loot box to customers prior to purchase, and Google similarly updated its terms of service in May 2019. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, typically through game play or by using virtual currency, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened.  The player will always receive one or more virtual items when he or she opens the loot box, but the player does not know exactly which item(s) until the loot box is opened. We utilize loot boxes in some of our top games including our Tap Sports Baseball franchise, Kim Kardashian: Hollywood and Disney Sorcerer’s Arena, and we intend to use loot boxes in certain of our upcoming games that we expect to launch in 2021, including Deer Hunter World. We have updated our applicable games to comply with Apple’s and Google’s rules relating to loot boxes and do not believe that this has had a material impact on the monetization of our games that utilize loot boxes.  However, in the event that Apple or Google changes its terms of service to include more onerous requirements or if Apple or Google were to prohibit the use of loot boxes in games distributed on its digital platform, it would require us to redesign the economies of the affected games and would likely cause our revenue generated from these games to decline.  In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain of the games that they reviewed constituted illegal gambling under its respective laws. While neither of these bodies reviewed any of our games, we may be required to modify the implementation of loot boxes to continue utilizing loot boxes in these jurisdictions, remove loot boxes from our games published in these jurisdictions or cease publishing games containing loot boxes in these jurisdictions.  In addition, the FTC held a public workshop in August 2019 to examine, and released a staff paper in August 2020 summarizing, consumer protection issues related to loot boxes, and various other jurisdictions, including Australia, the United Kingdom, and the states of California, Hawaii, Minnesota and Washington, are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Furthermore, in May 2019, U.S. Senators Josh Hawley, Ed Markey and Richard Blumenthal introduced a bill to the Senate that would prohibit loot boxes and pay-to-win micro-transactions in “minor oriented” games. To the extent that a federal law, the FTC, or other jurisdictions determine that loot boxes constitute gambling, or they otherwise elect to regulate the use of loot boxes, it could require us to stop utilizing loot boxes within our games that are distributed in such territories, which would negatively impact our revenue.  We could also become subject to private litigation relating to loot boxes, as in August 2020, when a class action lawsuit was filed against Supercell in California alleging that the loot boxes in two of Supercell’s games violate California’s gambling statutes, and in September 2020, when a class action lawsuit was filed against Electronic Arts in Canada alleging that the loot boxes in more than 60 of Electronic Arts’ games violate Canadian gambling laws.

Our business is subject to increasing governmental regulation. If we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business.  Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, regulating the ability to offer certain games to minors.  If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. In addition, there have been calls from U.S. government officials to examine violence in video games in light of high-profile mass shootings. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games, for example to comply with labeling requirements for our free-to-play games. Additionally, if the FTC or any other significant regulatory body issues rules significantly restricting or even prohibiting in-app purchases or any other key aspect of our business, it would significantly impact our business strategy. In addition, self-regulatory bodies in the United States (the Entertainment Software Rating Board) and foreign jurisdictions (such as the Pan European Game Information (PEGI) in the European Union) provide consumers with rating information on various products such as entertainment software similar to our games based on the content (for example, violence, sexually explicit content, language). Furthermore, as of December 31, 2020, Chinese law requires publishers to obtain an approval number from China’s National Press and Publication Administration in order to distribute games in mainland China. We are currently not seeking to obtain such approval numbers and therefore do not currently distribute our games through the Apple App Store in mainland China. Increasing governmental regulation could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations. Furthermore, the growth and development of free-to-play gaming and the sale of virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours.  We anticipate that scrutiny and regulation of our industry will increase and that we will be required to devote legal and other resources to addressing such regulation.  For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover virtual currency or goods.  If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may depend on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs.  Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may dampen the growth of free-to-play gaming and impair our business.

We offer our players various types of sweepstakes, giveaways and promotional opportunities, and have in the past allowed players to compete against each other in tournaments for cash prizes. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business.  For example, a March 2018 ruling from the 9th Circuit found that the mobile social casino game Big Fish Casino constituted gambling under Washington state law, and in August 2020, the defendants in such lawsuit agreed to pay $155 million to settle the class action lawsuit. Any future court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

Unrelated third parties have developed, and may continue to develop, “cheating” programs, scam offers, black-markets and other offerings that may decrease our revenue generated from our virtual economies, divert our players from our games or otherwise harm us.  Cheating programs enable players to exploit vulnerabilities in our games to obtain virtual currency or other items that would otherwise generate in-app purchases for us, play the games in automated ways or obtain unfair advantages over other players who do play fairly.  Unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits.  In addition, we are exploring the extension of Tap Sports Baseball and Design Home to the PC web browser, and a browser-enabled version of these titles may contain vulnerabilities that we don’t anticipate which could significantly impact their revenue. We devote resources to discover and disable these programs and activities, but if we are unable to do so in a prompt and timely manner, our operations may be disrupted, our reputation damaged and players may play our games less frequently or stop playing our games altogether.  This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims, and increased customer service costs needed to respond to disgruntled players.

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

Risks Related to Cybersecurity and Data Privacy

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

Cyber-attacks, security breaches, and computer viruses have occurred on our systems in the past and may occur on our systems in the future. We store sensitive information, including personal information about our employees.  In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Apple, Google, Facebook, Microsoft, and Amazon. Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or any third party data we may possess. For example, we recently became aware of security breaches involving various government agencies and private companies caused by software developed by SolarWinds. While we are a customer of SolarWinds, we have not found any evidence of an impact from the SolarWinds incident. In addition, outside parties have in the past and may in the future attempt to fraudulently induce employees to disclose information in order to gain access to this data.  Any such incidents, particularly of longer duration, could damage our brand and reputation and result in a material loss of revenue. Given the global nature of our business and the low cost, relative ease and proliferation of internet enabled devices, we may be at an increased risk for cyber-attacks and, specifically, denial of service attacks. In addition, the chat and other social features in our games could potentially be used by terrorist organizations or other criminals to communicate or for other nefarious purposes, which could severely damage our brand and reputation. If an actual or perceived security breach of our or a third-party system on which we rely occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm including loss of revenue due to such events or in connection with remediation efforts and costs, investigation costs or penalties, litigation, regulatory and enforcement actions, compliance with notification obligations, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

The laws and regulations concerning data privacy and data security are continually evolving, and our actual or perceived failure to comply with these laws and regulations could harm our business.

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future.  The U.S. government, including the FTC and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices.  The European Union’s General Data Protection Regulation, which became effective in May 2018, the California Consumer Privacy Act of 2018, which became operative in January 2020 and was amended by the California Privacy Rights Act in December 2020, and other laws, like the Brazilian General Data Protection Law, create new individual privacy rights and impose worldwide obligations on companies handling personal data, which has resulted, or will result, in a greater compliance burden for us and other companies and could result in us incurring substantial monetary penalties if we are found to be in violation of these laws and regulations. Various U.S. state and federal regulators have also continued to expand the scope of data elements worthy of, and subject to, privacy protections, creating a multi-layered regulation regime that may be applicable to our business and will require time and resources to address.  Additionally, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13.  If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results. Furthermore, new or the interpretation of existing laws, policies, or industry codes could prevent us from offering, or make it costlier or more difficult to offer services in certain jurisdiction.

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

Risks Related to our International Operations

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

International sales represented approximately 21.4%, 22.1%, and 23.5% of our revenue during 2020, 2019 and 2018, respectively. To target international markets, we develop games that are customized for consumers in those markets. We have international offices located in Canada and India. We expect to increase our international presence, as we intend to increase the number of our employees in our Hyderabad, India office. Risks affecting our international operations include:

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

Risks Related to our Intellectual Property

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology and games, and some parties have distributed “jail broken” versions of our games where all of the content has been unlocked and made available for free.  Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game.  To the extent third parties copy our games, it could reduce the amount of revenue we are able to generate from any infringed games.  Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States. We may institute litigation to enforce our intellectual property rights. For example, in December 2020 we filed a complaint against Reworks alleging that their game, Redecor – Home Design Makeover, infringes at least one claim of one of our patents.  This litigation, and any similar litigation in the future, could result in substantial costs and divert our management’s attention and our resources.

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

Risks Related to an Investment in our Common Stock

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors and their affiliates, executive officers, employees and significant stockholders, under our current shelf registration statements, through a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. For example, Tencent is free to sell the 21,000,000 shares it acquired from us in the second quarter of 2015 on the open-market, subject only to our black-out periods and other limitations under our insider trading policy. On June 2, 2020, we filed with the SEC, a shelf registration statement on Form S-3, which became automatically effective upon filing. Under this shelf registration statement, we may, from time to time, sell common stock, such as our recent public offering of 17,250,000 shares of our common stock sold at $9.25 per share.

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

General Risk Factors

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

We lease additional domestic office space in Foster City and Burlingame, California and Orlando, Florida. We lease offices for our foreign operations in: Toronto, Canada and Hyderabad, India. These additional domestic and international facilities primarily accommodate development studios, and customer care activities, and total approximately 77,200 square feet.

We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. For more information about our lease commitments, see Note 7 in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

On December 17, 2020, we filed a lawsuit in the United States District Court for the Western District of Texas, Waco Division, against Reworks. The complaint alleges that Reworks infringes at least one claim of U.S. Patent No. 10,504,297, our patent relating to systems and methods for providing competitive scene completion in a mobile gaming application. We are pursuing a judgment finding that Reworks has infringed our patent and are seeking injunctive relief, as well as monetary damages for past and ongoing infringement.

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

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the Nasdaq Composite Index, S&P 500 Index, and RDG Technology Composite Index. Such returns are based on historical results and are not intended to suggest future performance.

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

Stockholders

As of February 18, 2021, we had approximately 49 holders of record of our common stock and thousands of additional beneficial holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$540,522	$411,381	$366,561	$286,827	$200,581
Cost of revenue:
Platform commissions, royalties and other	188,295	141,112	129,156	130,822	105,346
Impairment and amortization of intangible assets	3,258	4,387	9,119	10,331	14,792
Total cost of revenue	191,553	145,499	138,275	141,153	120,138
Gross profit	348,969	265,882	228,286	145,674	80,443
Operating expenses (1):
Research and development	119,718	95,127	94,934	92,420	81,879
Sales and marketing	177,245	140,298	113,860	104,356	48,050
General and administrative	31,491	23,216	31,667	34,425	30,225
Restructuring charge	—	—	240	6,019	2,279
Total operating expenses	328,454	258,641	240,701	237,220	162,433
Income/(loss) from operations	20,515	7,241	(12,415)	(91,546)	(81,990)
Interest and other income/(expense), net	1,071	2,101	(235)	(6,850)	(5,751)
Income/(loss) before income taxes	21,586	9,342	(12,650)	(98,396)	(87,741)
Income tax benefit (provision)	(1,139)	(471)	(549)	826	301
Net income/(loss)	20,447	8,871	(13,199)	(97,570)	(87,440)
Net income/(loss) per share:
Basic	$0.13	$0.06	$(0.09)	$(0.72)	$(0.66)
Diluted	$0.12	$0.06	$(0.09)	$(0.72)	$(0.66)
Weighted average common shares outstanding:
Basic	162,521	145,838	141,402	135,715	131,804
Diluted	173,167	157,383	141,402	135,715	131,804
_________
(1) Includes stock-based compensation expense as follows:
Research and development	$19,942	$10,466	$12,807	$6,460	$4,567
Sales and marketing	3,904	1,700	2,795	1,289	1,091
General and administrative	7,963	5,217	8,990	7,314	7,605

	As of December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Cash and cash equivalents and short-term investments	$364,396	$127,053	$97,834	$63,764	$102,102
Total assets	653,855	418,049	314,433	299,298	339,504
Total long-term liabilities	56,059	64,208	7,191	12,534	22,350
Total stockholder's equity	$417,094	$203,087	$177,313	$153,860	$232,814

For a discussion of factors such as impairment of prepaid royalties and guarantees, and any material uncertainties that may materially affect the comparability of the information reflected in selected financial data, described in Item 6 of this report, see Note 1, and Note 8 in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

This MD&A section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.

Merger Agreement

On February 8, 2021, we entered into a definitive Merger Agreement with Electronic Arts pursuant to which Electronic Arts has agreed to acquire us for $12.50 in cash for each share of our common stock issued and outstanding as of immediately prior to the closing of the transaction. This represents approximately $2.1 billion in enterprise value. Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, we will become a wholly owned subsidiary of Electronic Arts. The transaction is anticipated to close in the quarter ending June 30, 2021, subject to approval by our stockholders, the receipt of required regulatory approvals and other customary closing conditions.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our consolidated financial statements and accompanying notes.

Impact of the COVID-19 Pandemic

The extent of the impact of the current COVID-19 pandemic on our operational and financial performance continues to depend on certain developments, including the duration and spread of the outbreak, the availability and effectiveness of a vaccine, the impact on our employees, and the effect on the global economy, all of which are uncertain and cannot be predicted. Although we were able to successfully launch two new games, MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena, in March 2020 and have been publishing updates and running live operations for our games while our global workforce has been working from home, we believe that if our employees are required to continue to work exclusively or primarily from home significantly into 2021 or beyond, it could ultimately negatively impact game development. During the second quarter of 2020, we benefitted from a reduction in CPIs (costs per install), particularly during the month of April, with CPIs increasing beginning in May, though remaining below historical averages. In response to this favorable CPI environment, we increased our investment in user acquisition during the second quarter of 2020, which resulted in an increase in the daily active users in many of our games and contributed to a significant increase in our bookings. However, CPIs have since reverted to at or above historical norms from the reduced levels we experienced in April and May 2020. As a result of the increased CPIs, we reduced our user acquisition spending in the third and fourth quarters of 2020. This reduced spending contributed to a decline in our bookings in the third and fourth quarters of 2020 compared with the second quarter of 2020, as well as to a decline in the daily active users of our games. In addition, we may continue to experience adverse impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including restrictions on travel and in-person meetings. As of the filing date of this Form 10-K, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

Financial Results and Trends

Revenue for 2020 was $540.5 million, a 31.4% increase compared to 2019, in which we reported revenue of $411.4 million. The increase in total revenue was primarily related to a $120.7 million increase in our revenue from micro-transactions (in-app purchases) and an $8.3 million increase in our revenue from advertisements and offers. The increase was primarily related to an increase in revenue from our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, our catalog game Kim Kardashian: Hollywood, as well as the worldwide launch of new titles Diner DASH Adventures in the second quarter of 2019 and Disney Sorcerer’s Arena in the first quarter of 2020. These increases were partially offset by a decrease in revenue from some of our catalog games such as Cooking Dash, Deer Hunter 2018 (originally launched as Deer Hunter 2016), WWE Universe, Diner Dash and Restaurant Dash with Gordon Ramsay.

We have concentrated our product development efforts towards developing games for smartphone and tablet devices.  We generate the majority of our revenue from Apple’s iOS platform, which accounted for 61.5% and 60.8% of our total revenue for the years ended December 31, 2020 and 2019, respectively. The majority of this iOS-related revenue was generated through the Apple App Store, which represented 56.2% and 54.4% of our total revenue for the years ended December 31, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our iOS-related revenue from offers and advertisements in games distributed on the Apple App Store. In addition, we generated approximately 38.4% and 39.1% of our total revenue for the years ended December 31, 2020 and 2019, respectively, from the Android platform. The majority of our Android-related revenue was generated through the Google Play Store, which represented 32.9% and 33.5% of our total revenue for the years ended December 31, 2020 and 2019, respectively, with the significant majority of such revenue derived from in-app purchases. We generated the balance of our Android-related revenue from other platforms that distribute apps that run the Android operating system (e.g., the Amazon App Store) and through offers and advertisements in games distributed through the Google Play Store and other Android platforms.

We currently publish titles primarily in four genres: lifestyle, casual, RPGs, and sports and outdoors. We believe these are genres in which we have already established a leadership position, are otherwise aligned with our strengths or are conducive to the establishment of a strong growth game. Across genres, we view our titles as either growth games or catalog games. Growth games are titles that we continue to update with additional content and features and which we expect to grow revenue year over year. We continue to update some of our catalog titles with additional content and features, whereas on others we expend little to no investment in terms of updates and enhancements.

We established our leadership position in the lifestyle genre through our acquisition of Crowdstar Inc. (“Crowdstar”) in November 2016 and its successful Covet Fashion title, and extended our leadership with our global release of Design Home in November 2016. We introduced key updates for Design Home in 2019 and 2020, including elite events for elder players, improved series challenges, language localization in German, French and Spanish, meta game functionality, and the introduction of e-commerce functionality, and are planning further key updates for this title. We expect to add to our portfolio of lifestyle games in 2021 through the worldwide release of Table & Taste, a new game from our Crowdstar studio that will focus on the food genre, as well as our Crowdstar Moments suite of hypercasual games that we expect will help drive engagement across our lifestyle portfolio. The casual genre includes our Kim Kardashian: Hollywood title; in April 2020, we extended the term of our license agreement with Ms. Kardashian West for an additional 3.5 years through the end of 2023. The casual genre also includes our Cooking Dash and Diner DASH franchises, and our leadership position in this genre was bolstered by our worldwide launch of Diner DASH Adventures in June 2019. The RPG genre includes our Disney Sorcerer’s Arena title that launched worldwide in March 2020. Our leadership in the sports and outdoors category remains strong with our Tap Sports Baseball and Deer Hunter franchises. In March 2020, we furthered our leadership in this genre with the launch of MLB Tap Sports Baseball 2020 in more than 100 countries; prior versions of the Tap Sports Baseball franchise were only available in the United States, Canada, United Kingdom, Germany and Australia. MLB Tap Sports Baseball 2020 includes licensed content from Major League Baseball, or MLB, together with current and former MLB players pursuant to our continuing agreements with the Major League Baseball Players Association, and Major League Baseball Players Alumni Association, contains new features and content, including authentic major league stadiums, a skill-based home run mode and a new cover athlete.  We expect to add to our portfolio of sports and outdoor titles in 2021 through the worldwide releases of MLB Tap Sports Baseball 2021 and Deer Hunter World, the next iteration of our Deer Hunter franchise, as well as the expected release of a social fishing game, Tap Sports Fishing.

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

Our net income in the year ended December 31, 2020 was $20.4 million versus net income of $8.9 million in the year ended December 31, 2019. This change was primarily due to an increase in revenue of $129.1 million. This change was partially offset by an increase in cost of sales of $46.1 million, an increase in sales and marketing expenses of $36.9 million, an increase in research and development expenses of $24.6 million, and an increase in general and administrative expenses of $8.3 million. Our operating results were also affected by declines of interest of income and fluctuations in foreign currency exchange rates of the currencies in which we incurred meaningful operating expenses (principally the Canadian Dollar, and Indian Rupee), and our customers’ reporting currencies.

Our ability to sustain and increase profitability depends not only on our ability to grow our revenue, but also on our ability to manage our operating expenses. We significantly increased our sales and marketing expenditures during 2020 compared to 2019. This increase largely related to higher marketing spend for most of our successful titles as well as for user acquisition expenditures related to the global launch of Disney Sorcerer’s Arena, and we increased our planned user acquisition spend during the second quarter of 2020 to capitalize on the lower CPI environment that resulted from the COVID-19 pandemic. Our increased sales and marketing expenses may impair our ability to sustain and increase profitability if this spending does not result in increased revenue over the longer term. Additionally, the largest component of our recurring expenses is personnel costs, which consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation.

Cash and cash equivalents at December 31, 2020 totaled $364.4 million, an increase of $237.3 million from the $127.1 million balance at December 31, 2019. This increase was primarily related to $168.3 million of cash provided by financing activities, $76.1 million of cash generated from operations, which was partially offset by $7.1 million of cash used in investing activities.

Key Financial Metrics

Revenue and Bookings

GAAP revenue increased $129.1 million, or 31.4%, from $411.4 million for the year ended December 31, 2019 to $540.5 million for the year ended December 31, 2020. The increase was primarily related to our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, our catalog game Kim Kardashian: Hollywood, as well as the worldwide launch of new titles Diner DASH Adventures in the second quarter of 2019 and Disney Sorcerer’s Arena in the first quarter of 2020.

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

The following table presents a reconciliation of total revenue to total bookings for each of the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Reconciliation of Revenue to Bookings:
Revenue	$540,522	$411,381
Change in deferred revenue	20,043	11,893
Bookings	$560,565	$423,274

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

We have estimated the DAU and MAU for certain older titles because the analytics tools incorporated into those titles are incompatible with newer device operating systems (e.g., iOS 14), preventing us from collecting complete data. For these titles, we estimate DAU and MAU by extrapolating from each affected title’s historical data using a fixed decay rate in light of the behavior of similar titles for which we had complete data.

As of January 1, 2019, we began calculating DAU and MAU using the average of each month during the period rather than our historical practice of calculating these metrics based on the last month of the period. For example, DAU for the three months ended December 31, 2020 is calculated as an average of aggregate daily DAU for the months of October 2020, November 2020 and December 2020 calculated for all active smartphone free-to-play titles during those months across the distribution platforms for which we calculate the metric. We adopted this new methodology because we believe that it provides a more accurate representation of overall DAU and MAU for the applicable period and more closely aligns with the methodology used by other companies in the gaming industry to calculate similar metrics.

	Three Months Ended,
	2020				2019
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Aggregate DAU (in thousands)	2,507	2,940	3,788	3,048	2,903	3,288	3,230	3,150
Aggregate MAU (in thousands)	11,234	14,031	20,194	17,774	15,599	18,675	19,065	19,118
Aggregate ARPDAU	$0.61	$0.59	$0.39	$0.39	$0.42	$0.35	$0.33	$0.34
Aggregate ABPDAU	$0.54	$0.54	$0.53	$0.38	$0.41	$0.40	$0.35	$0.33

The decrease in aggregate DAU and MAU for the three months ended December 31, 2020 as compared to the same period of the prior year was primarily related to fewer downloads across our portfolio of games, partially offset by an increase in aggregate DAU and MAU attributable to our new title launches in 2020, MLB Tap Sports Baseball 2020 and Disney Sorcerer’s Arena.

Our aggregate ABPDAU and ARPDAU increased for the three months ended December 31, 2020 as compared to the same period of the prior year, as we improved monetization on certain titles, particularly through increased content updates and use of social features in those games. Future increases in our aggregate DAU, MAU, ABPDAU and ARPDAU will depend on our ability to retain current players, attract new paying players, launch new games and expand into new markets and distribution platforms.

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

Our significant accounting policies are described in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements:

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

In accordance with Accounting Standard Codification 606, Revenue from Contracts with Customers, (Topic 606), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these services. A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

The initial download of the mobile game from the Digital Storefront does not create a contract under ASC 606 because of the lack of commercial substance. However, the separate election by the player to make an in-application purchase satisfies the criteria, thus creating a contract under ASC 606. We have identified the following performance obligations in these contracts:

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

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,
	2020	2019	% Change

Revenue by Type	(dollars in thousands)
In-App Purchases	$481,279	$360,598	33.5%
Advertisements and Offers	59,046	50,728	16.4%
Other	197	55	253.8%
Total revenue	$540,522	$411,381	31.4%

Our revenue increased $129.1 million, or 31.4%, from $411.4 million for the year ended December 31, 2019 to $540.5 million for the year ended December 31, 2020, which was primarily related to a $120.7 million increase in our revenue from micro-transactions (in-app purchases) and an $8.3 million increase in our revenue from advertisements and offers. The increase was primarily related to an increase in revenue from our growth games, namely Design Home, Covet Fashion, and the Tap Sports Baseball franchise, our catalog game Kim Kardashian: Hollywood, as well as the worldwide launch of new titles Diner DASH Adventures in the second quarter of 2019 and Disney Sorcerer’s Arena in the first quarter of 2020. Revenue from our three growth games increased by $61.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. Revenue from the new titles launched in 2020 and 2019 increased by $57.6 million during the year ended December 31, 2020 compared to the year ended 2019. Revenue from our catalog titles increased by a net of approximately $9.8 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, mainly due to increased revenue from Kim Kardashian: Hollywood that was partially offset by declining revenue from our other catalog titles. The increase in revenue from advertisements and offers was primarily due to more efficient advertisement monetization capabilities.

In 2020, Design Home, the Tap Sports Baseball franchise and Covet Fashion were our top three revenue-generating games and comprised 38.5%, 17.8% and 14.7%, respectively, of our revenue for the period. In 2019, Design Home, the Tap Sports Baseball franchise and Covet Fashion were our top three revenue-generating games and comprised 42.2%, 21.0% and 15.2%, respectively, of our revenue for the period. No other game generated more than 10% of revenue during either period.

International revenue (defined as revenue generated from distributors and advertising service providers whose principal operations are located outside the United States or, in the case of the Digital Storefronts, the revenue generated from end-user purchases made outside of the United States) increased by $24.6 million, from $91.0 million in the year ended December 31, 2019 to $115.6 million in the year ended December 31, 2020. This was primarily related to an $11.6 million increase in our EMEA revenue, a $6.8 million increase in our revenue from Americas, excluding the United States, and a $6.2 million increase in our APAC revenue. These increases were primarily related to increased revenue from our growth games.

Cost of Revenue

	Year Ended December 31,
	2020	2019	% Change

	(dollars in thousands)
Cost of revenue:
Platform commissions, royalties and other	$188,295	$141,112	33.4%
Amortization of intangible assets	3,258	4,387	(25.7)%
Total cost of revenue	$191,553	$145,499	31.7%
Revenue	$540,522	$411,381
Gross margin	64.6%	64.6%

Our cost of revenue increased $46.1 million, or 31.7%, from $145.5 million in the year ended December 31, 2019 to $191.6 million in the year ended December 31, 2020. This increase was primarily due to an increase of $36.0 million in platform commissions due to a higher volume of revenue transactions through the Digital Storefronts, a $10.7 million net increase in royalties we paid to licensors due to growth in revenue from royalty burdened titles, and a $477,000 increase in hosting costs. These increases were partially offset by a $1.1 million decrease in amortization of intangible assets. We expect our cost of revenue to increase in 2021 primarily due to higher royalty payments and hosting fees.

Research and Development Expenses

	Year Ended December 31,
	2020	2019	% Change

	(dollars in thousands)
Research and development expenses	$119,718	$95,127	25.9%
Percentage of revenue	22.1%	23.1%

Our research and development expenses increased $24.6 million, or 25.9%, from $95.1 million in the year ended December 31, 2019 to $119.7 million in the year ended December 31, 2020. This was primarily attributable to a net increase in payroll related costs of $15.2 million mainly due to an increase in headcount, payroll taxes, severance and certain employee benefit costs, a $9.6 million increase in stock-based compensation expense mainly related to lower expense recorded in the year ended December 31, 2019 due to the decrease in vesting probability of certain performance-based equity awards combined with additional expense recorded from the acceleration of performance-based awards in December 2020, a $2.0 million increase in professional and outside service fees, and a $250,000 increase in allocated charges for equipment, facilities and depreciation. These increases were partially offset by a $1.4 million increase in research and development tax credit benefit received during 2020, and a $1.1 million decrease in business travel and entertainment expenses due to shelter in place orders resulting from the COVID-19 pandemic. As a percentage of revenue, research and development expenses decreased from 23.1% in the year ended December 31, 2019 to 22.1% in the year ended December 31, 2020. We expect our research and development expenditures to increase in absolute dollars in 2021 primarily due to an increase in headcount.

Sales and Marketing Expenses

	Year Ended December 31,
	2020	2019	% Change

	(dollars in thousands)
Sales and marketing expenses	$177,245	$140,298	26.3%
Percentage of revenue	32.8%	34.1%

Our sales and marketing expenses increased $36.9 million, or 26.3%, from $140.3 million in the year ended December 31, 2019 to $177.2 million in the year ended December 31, 2020. This was primarily attributable to an increase of $28.3 million in user acquisition and other marketing expenditures primarily related to a significant investment in user acquisition for Disney Sorcerer’s Arena following the global launch in March 2020, as well as increased marketing expenditures for Design Home, the Tap Sports Baseball franchise, and Kim Kardashian: Hollywood, as we sought to capitalize on the lower CPI environment that existed in April and May 2020, a $4.6 million increase in net payroll related costs mainly due to the increase in headcount and certain employee benefit costs, a $2.2 million increase in stock-based compensation expense mainly related to lower expense recorded in the year ended December 31, 2019 due to the decrease in vesting probability of certain performance-based equity awards combined with additional expense recorded from the acceleration of performance-based awards during December 2020, a $1.3 million increase in professional and outside service fees, and a $673,000 increase related to software and equipment purchases. These increases were partially offset by a $353,000 decrease in business travel and entertainment expenses due to shelter in place orders resulting from the COVID-19 pandemic. As a percentage of revenue, sales and marketing expenses decreased from 34.1% in the year ended December 31, 2019 to 32.8% in the year ended December 31, 2020. We expect our sales and marketing expenses to increase in absolute dollars in 2021 primarily due to higher user acquisition expenditures related to the expected launch of new titles such as Table & Taste, Tap Sports Fishing, Deer Hunter World, Crowdstar Moments and the next iteration of Tap Sports Baseball during 2021.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	% Change

	(dollars in thousands)
General and administrative expenses	$31,491	$23,216	35.6%
Percentage of revenue	5.8%	5.6%

Our general and administrative expenses increased $8.3 million, or 35.6%, from $23.2 million in the year ended December 31, 2019 to $31.5 million in the year ended December 31, 2020. This was primarily attributable to a $2.7 million increase in stock-based compensation expense mainly related to lower expense recorded in the year ended December 31, 2019 due to the decrease in vesting probability of certain performance-based equity awards combined with additional expense from the acceleration of performance-based awards during December 2020, a $2.6 million increase in professional fees and consulting expenses, a $1.7 million increase in payroll related costs mainly due to an increase in headcount and certain employee benefit costs, a $1.1 million increase in allocated charges for equipment, facilities and depreciation, and a $449,000 increase in tax related expenses. These increases were partially offset by a decrease of $364,000 in business travel and entertainment expenses due to shelter in place orders resulting from the COVID-19 pandemic. As a percentage of revenue, general and administrative expenses increased from 5.6% in the year ended December 31, 2019 to 5.8% in the year ended December 31, 2020. We expect our general and administrative expenses to decrease slightly in absolute dollars in 2021 as compared to 2020 primarily due to a decrease in headcount.

Interest and Other Income, Net

Interest and other income decreased $1.0 million from $2.1 million in the year ended December 31, 2019 to $1.1 million in the year ended December 31, 2020. This was primarily attributable to a decrease of $1.5 million in interest income due to decline in interest rates, partially offset by $478,000 in foreign translation gains.

Income Tax Provision

Our income tax expense increased from $471,000 in the year ended December 31, 2019 to $1.1 million in the year ended December 31, 2020. The income tax expense in 2020 was mainly attributable to changes in pre-tax income in the United States and certain foreign entities reduced by a benefit as a result of releasing the tax reserves in relation to closing a foreign subsidiary in 2019. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to the effect of our non-U.S. operations, non-deductible stock-based compensation expense, and change in foreign withholding taxes.

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

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019

	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flows provided by operating activities	$76,052	$35,181
Cash flows used in investing activities	$(7,064)	$(5,438)
Cash flows provided by/(used in) financing activities	$168,348	$(443)

Since our inception, we have generally incurred recurring losses and negative annual cash flows from operating activities. However, we recorded net income of $20.4 million and $8.9 million in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $411.2 million.

Operating Activities

In 2020, net cash provided by operating activities was $76.1 million. Our net income of $20.4 million was our primary source of cash, which included the following non-cash adjustments: $31.8 million in stock based compensation, $5.4 million in depreciation expense, $4.1 million in non-cash lease expense, $3.3 million in amortization of intangible assets, and other miscellaneous items totaling $212,000. Net cash provided by operating activities also increased primarily due to an increase in deferred revenue of $20.0 million mainly attributable to an increase in revenue from titles with longer useful lives, a $10.0 million increase in accrued compensation due to higher variable compensation expense, and a $1.0 million increase in non-current liabilities. The increase in net cash provided by operating activities was partially offset by a $6.0 million increase in deferred platform commission fees attributable to higher bookings, a $4.9 million increase in accounts receivable mainly due to increased bookings and the timing of payments from our customers, a $3.1 million increase in prepaid and other assets, a $1.9 million net decrease in lease liability, and a $4.6 million increase in prepaid and deferred royalties due to prepayments to licensors and increase in revenue generated from royalty burdened titles.

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

In 2020, we used $7.1 million of cash for investing activities primarily related to leasehold improvements and equipment purchases.

In 2019, we used $5.4 million of cash for investing activities primarily related to property and equipment purchases.

Financing Activities

In 2020, net cash provided by financing activities was $168.3 million, which was primarily due to $151.8 million received from the Offering, net of issuance costs, and $23.3 million in proceeds received from option exercises and purchases under our employee stock purchase plan, partially offset by $6.7 million of taxes paid related to net share settlement of equity awards.

In 2019, net cash used from financing activities was $443,000 which was primarily due to $8.4 million of taxes paid related to net share settlement of RSUs. These cash outflows were partially offset by $8.0 million in proceeds received from option exercises and purchases under our employee stock purchase plan.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents were $364.4 million as of December 31, 2020. Cash and cash equivalents held outside of the U.S. in various foreign subsidiaries were $3.3 million as of December 31, 2020, most of which were held by our Canadian and Indian subsidiaries. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. We have not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, because their earnings are intended to be reinvested indefinitely. However, if any such balances were to be repatriated, additional U.S. federal income tax payments could result. Computation of the potential deferred tax liabilities associated with unremitted earnings deemed to be indefinitely reinvested is not practicable.

We expect to fund our operations, grow our business and satisfy our contractual obligations during the next 12 months primarily through our cash and cash equivalents and cash generated by our operations.  We believe our cash and cash equivalents and cash generated by our operations will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date of this report; however, our cash requirements for the next 12 months may be greater than we anticipate due to, among other reasons, revenue that is lower than we currently anticipate, greater than expected operating expenses, particularly with respect to our research and development and sales and marketing initiatives, use of cash to pay minimum guaranteed royalties, use of cash to fund our foreign operations and the impact of foreign currency rate changes, unanticipated limitations or timing restrictions on our ability to access funds that are held in our non-U.S. subsidiaries or any investments or acquisitions that we may decide to pursue. We expect to continue to use cash to fund minimum guaranteed royalty payments during 2021 as milestone payments become due on games we publish and/or develop that incorporate licensed property, as well as to fund the purchase price of any acquisitions. If the games we develop based on such licensing arrangements fail to perform in accordance with our expectations, we may not fully recoup these minimum guaranteed royalty payments.

If our cash sources are insufficient to satisfy our cash requirements, we may seek to raise additional capital. However, we may be unable to do so on terms that are favorable to us or at all.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2020:

	Payments Due by Period from December 31, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
Operating lease obligations	$48,802	$7,129	$14,006	$14,562	$13,105
Guaranteed royalties (1)	28,807	9,060	19,747	—	—
Total contractual obligations	$77,609	$16,189	$33,753	$14,562	$13,105
(1)	We have entered into license and publishing agreements with various celebrities and other owners of brands, properties and other content to develop and publish games and other software applications for mobile devices. These agreements typically require us to make non-refundable, but recoupable payments of minimum guaranteed royalties or license fees as up-front payments or over the term of the agreement.

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that are not already disclosed in this report.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset these higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, see Note 1 in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and the potential losses arising from changes in interest rates.

We are potentially exposed to the impact of changes in interest rates as they affect interest earned on our investment portfolio. As of December 31, 2020, $364.4 million of our cash and cash equivalents was held in operating bank accounts and money market funds earning nominal interest. Accordingly, we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity related to these amounts.

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

As of December 31, 2020, our cash and cash equivalents were primarily maintained by financial institutions in the United States, Canada, India and Hong Kong, and our current deposits are likely in excess of insurance limits.

Our accounts receivable primarily relate to revenue earned from Digital Storefront operators and advertising platforms. We perform ongoing credit evaluations of our customers’ and the Digital Storefronts’ financial condition but generally require no collateral from them. At December 31, 2020, Apple Inc., or Apple, accounted for 42.7%, Google Inc., or Google, accounted for 28.8% and Tapjoy Inc., or Tapjoy accounted for 22.0% of total accounts receivable. At December 31, 2019, Apple accounted for 47.2%, Google accounted for 28.5% and Tapjoy accounted for 17.8% of total accounts receivable. No other customer or Digital Storefront represented more than 10% of our total accounts receivable as of these dates.

Foreign Currency Exchange Risk

We transact business in more than 100 countries in more than 30 different currencies, and in 2020 and 2019, some of these currencies fluctuated significantly. Our operations outside of the United States are maintained in their local currency, with the significant operating currencies consisting of the Indian Rupee and Canadian Dollar. Although recording operating expenses in the local currency of our foreign operations mitigates some of the exposure of foreign currency fluctuations, variances among the currencies of our customers and our foreign operations relative to the United States Dollar, or USD, could have and have had a material impact on our results of operations.

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

GLU MOBILE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Glu Mobile Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Glu Mobile Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income/(loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Estimation of the Average Playing Period of Paying Users Associated with Durable Virtual Items

As described in Notes 1 and 3 to the consolidated financial statements, the Company generates revenue through in-application purchases within its games. The Company sells both consumable and durable virtual items. The Company’s revenue from consumable virtual items has been insignificant. Durable virtual items are items that are accessible to the player over an extended period of time and that remain in the game for as long as the player continues to play. Revenue from durable virtual items amounted to $481 million for the year ended December 31, 2020. The Company’s performance obligations represent a single combined performance obligation, which is to make the game and the ongoing game related services available to the players. The Company recognizes revenue from durable virtual items over the estimated average playing period of paying users on a per title basis. Management uses the “survival analysis” model to estimate the average playing period for paying users, which statistically estimates the average playing period of each title by analyzing the historical behavior patterns of paying users.

The principal considerations for our determination that performing procedures relating to the estimation of the average playing period of paying users associated with durable virtual items is a critical audit matter are (i) the significant judgment by management in the application of the “survival analysis” model; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s application of the “survival analysis” model, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of the average playing period of paying users associated with durable virtual items. These procedures also included, among others (i) testing management’s process for estimating the average playing period of paying users associated with durable virtual items, (ii) testing management’s method of obtaining and analyzing the data in the “survival analysis” model; and (iii) testing the completeness and accuracy of the user data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the “survival analysis” model.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2021

We have served as the Company’s auditor since 2003, which includes periods before the Company became subject to SEC reporting requirements.

GLU MOBILE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$364,396	$127,053
Accounts receivable, net	34,571	29,304
Prepaid royalties	12,831	15,347
Deferred royalties	6,924	5,067
Deferred platform commission fees	35,279	29,239
Prepaid expenses and other assets	9,071	8,629
Total current assets	463,072	214,639
Property and equipment, net	15,654	17,643
Operating lease right of use assets	31,461	35,170
Long-term prepaid royalties	20,626	26,879
Other long-term assets	5,315	2,733
Intangible assets, net	1,500	4,758
Goodwill	116,227	116,227
Total assets	$653,855	$418,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,318	$17,535
Accrued compensation	27,246	11,260
Accrued royalties	15,773	20,802
Short-term operating lease liabilities	4,693	3,528
Deferred revenue	117,672	97,629
Total current liabilities	180,702	150,754
Long-term accrued royalties	20,476	26,842
Long-term operating lease liabilities	34,565	37,351
Other long-term liabilities	1,018	15
Total liabilities	236,761	214,962

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2020 and December 31, 2019; 173,743 and 147,778 shares issued and outstanding at December 31, 2020 and December 31, 2019	18	15
Additional paid-in capital	828,302	634,721
Accumulated other comprehensive loss	(61)	(37)
Accumulated deficit	(411,165)	(431,612)
Total stockholders’ equity	417,094	203,087
Total liabilities and stockholders’ equity	$653,855	$418,049

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$540,522	$411,381	$366,561
Cost of revenue:
Platform commissions, royalties and other	188,295	141,112	129,156
Impairment and amortization of intangible assets	3,258	4,387	9,119
Total cost of revenue	191,553	145,499	138,275
Gross profit	348,969	265,882	228,286
Operating expenses:
Research and development	119,718	95,127	95,174
Sales and marketing	177,245	140,298	113,860
General and administrative	31,491	23,216	31,667
Total operating expenses	328,454	258,641	240,701
Income/(loss) from operations	20,515	7,241	(12,415)
Interest and other income/(expense), net	1,071	2,101	(235)
Income/(loss) before income taxes	21,586	9,342	(12,650)
Income tax provision	(1,139)	(471)	(549)
Net income/(loss)	$20,447	$8,871	$(13,199)

Net income/(loss) per common share - basic	$0.13	$0.06	$(0.09)
Net income/(loss) per common share - diluted	$0.12	$0.06	$(0.09)

Weighted average common shares outstanding:
Basic	162,521	145,838	141,402
Diluted	173,167	157,383	141,402

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income/(loss)	$20,447	$8,871	$(13,199)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(24)	(38)	7
Other comprehensive income/(loss)	(24)	(38)	7
Comprehensive income/(loss)	$20,423	$8,833	$(13,192)

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other
				Compre-
			Additional	hensive		Total
	Common Stock		Paid-In	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(loss)	Deficit	Equity
Balances at December 31, 2017	138,745	$14	$589,962	$(6)	$(436,110)	$153,860
Net loss	-	-	-	-	(13,199)	(13,199)
Stock-based compensation expense	-	-	24,592	-	-	24,592
Issuance of common stock upon exercise of stock options	2,721	-	6,922	-	-	6,922
Taxes paid related to net share settlement of equity awards	1,634	-	(7,097)	-	-	(7,097)
Issuance of common stock pursuant to Employee Stock Purchase Plan	770	-	2,356	-	-	2,356
Non-cash warrant expense	-	-	1,046	-	-	1,046
Cumulative effect adjustment from adoption of ASU 2014-09	-	-	-	-	8,826	8,826
Other comprehensive income	-	-	-	7	-	7
Balances at December 31, 2018	143,870	$14	$617,781	$1	$(440,483)	$177,313
Net income	-	-		-	8,871	8,871
Stock-based compensation expense	-	-	17,383	-	-	17,383
Issuance of common stock upon exercise of stock options	1,723	1	4,553	-	-	4,554
Taxes paid related to net share settlement of equity awards	1,457	-	(8,408)	-	-	(8,408)
Issuance of common stock pursuant to Employee Stock Purchase Plan	728	-	3,412	-	-	3,412
Other comprehensive loss	-	-	-	(38)	-	(38)
Balances at December 31, 2019	147,778	$15	$634,721	$(37)	$(431,612)	$203,087
Net income	-	-		-	20,447	20,447
Stock-based compensation expense	-	-	31,177	-	-	31,177
Issuance of common stock upon exercise of stock options	5,928	1	19,462	-	-	19,463
Issuance of common stock upon exercise of warrants	115	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	1,888	-	(12,674)	-	-	(12,674)
Issuance of common stock pursuant to Employee Stock Purchase Plan	784	-	3,845	-	-	3,845
Issuance of common stock upon follow-on public offering, net of issuance costs	17,250	2	151,771	-	-	151,773
Other comprehensive loss	-	-	-	(24)	-	(24)
Balances at December 31, 2020	173,743	$18	$828,302	$(61)	$(411,165)	$417,094

The accompanying notes are an integral part of these consolidated financial statements.

GLU MOBILE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income/(loss)	$20,447	$8,871	$(13,199)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation	31,809	17,383	24,592
Depreciation	5,421	4,225	3,855
Non-cash lease expense	4,105	3,348	—
Impairment and amortization of intangible assets	3,258	4,387	9,119
Warrant expense	—	—	1,046
Other non-cash adjustments	(212)	613	1,806
Changes in operating assets and liabilities:
Accounts receivable	(4,891)	(1,975)	7,028
Prepaid royalties	(2,759)	389	(947)
Deferred royalties	(1,857)	(657)	(835)
Deferred platform commission fees	(6,040)	(3,377)	(5,416)
Prepaid expenses and other assets	(3,122)	(1,957)	1,345
Accounts payable, accrued restructuring, and other accrued liabilities	773	3,090	(10,709)
Accrued compensation	10,045	(6,636)	(2,707)
Accrued royalties	(52)	(1,029)	(947)
Deferred revenue	20,043	11,893	17,947
Other long-term liabilities	1,003	(365)	308
Operating lease liabilities	(1,919)	(3,022)	—
Net cash provided by operating activities	76,052	35,181	32,286

Cash flows from investing activities:
Purchase of property and equipment	(7,064)	(5,283)	(3,362)
Proceeds for divestiture of Moscow Studio	—	—	2,726
Other investing activities	—	(155)	—
Net cash used in investing activities	(7,064)	(5,438)	(636)

Cash flows from financing activities:
Proceeds from follow-on public offering, net of issuance costs	151,773	—	—
Proceeds from exercise of stock options and purchases under the ESPP	23,308	7,965	9,278
Taxes paid related to net share settlement of equity awards	(6,733)	(8,408)	(7,097)
Net cash provided by/(used in) financing activities	168,348	(443)	2,181

Effect of exchange rate changes on cash	7	(191)	(253)
Net increase in cash, cash equivalents and restricted cash	237,343	29,109	33,578
Cash, cash equivalents and restricted cash at beginning of period	127,053	97,944	64,366
Cash, cash equivalents and restricted cash at end of period	$364,396	$127,053	$97,944

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$364,396	$127,053	$97,834
Restricted cash	—	—	110
Total cash, cash equivalents, and restricted cash	$364,396	$127,053	$97,944

Supplemental disclosures of cash flow information
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$2	$3,633	$1,101
Income taxes paid	$657	$723	$382

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, estimation of the average playing period of paying users associated with durable virtual items, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, valuation and realizability of deferred tax assets and uncertain tax positions, fair value of stock awards issued, fair value of warrants issued, accounting for business combinations, evaluating goodwill, long-lived assets for impairment, and realization of prepaid royalties and fair value of investments. Actual results may differ from these estimates due to risks and uncertainties, and these differences may be material, including uncertainty in the current economic environment due to the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) pandemic. Management will continue to actively monitor the impact of the COVID-19 pandemic on the Company’s assumptions and estimates.

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

The Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) and its related amendments effective January 1, 2018 using a modified retrospective method and recorded a cumulative impact to retained earnings of $8,826. In accordance with ASC 606, revenue is recognized when or as a customer obtains control of promised services. The amount of revenue recognized reflects the consideration which the Company expects to receive in exchange for these services. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

ASC 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). Revenue recognized relating to performance obligations satisfied in prior periods was $0 for the year ended December 31, 2020 and December 31, 2019, respectively.

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

The following table summarizes the revenue from customers or aggregate purchases through Digital Storefronts in excess of 10% of the Company’s revenue:

	Year Ended December 31,
	2020	2019	2018
Apple	56.2%	54.4%	54.7%
Google	32.9%	33.5%	31.3%

At December 31, 2020, Apple Inc. (“Apple”), Google Inc. (“Google”), and Tapjoy Inc. (“Tapjoy”) accounted for 42.7%, 28.8%, and 22.0%, respectively, of total accounts receivable. At December 31, 2019, Apple, Google and Tapjoy accounted for 47.2%, 28.5%, and 17.8%, respectively, of total accounts receivable. No other customer represented more than 10% of the Company’s total accounts receivable as of these dates.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Foreign Currencies

The functional currency of each of the Company’s wholly owned subsidiaries is either the applicable local currency or the U.S. dollar. In preparing its consolidated financial statements, the Company translates the financial statements of its foreign subsidiaries from their functional currencies, the local currency, into U.S. Dollars. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included as a component of accumulated other comprehensive income/(loss) within stockholders’ equity. However, if adjustments arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency, any gain or loss associated with the translation of these financial statements would be included in interest and other income/(expense), net within the Company’s consolidated statements of operations. The foreign currency translation adjustments were not material for the year ended December 31, 2020.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate revenue generated from end users. In accordance with Accounting Standard Codification 440-10, Commitments (“ASC 440-10”), the Company recorded a minimum guaranteed royalty liability of $28,807 and $40,150 as of December 31, 2020 and 2019, respectively. The balance is included in accrued royalties and long-term accrued royalties on the Company’s consolidated balance sheet. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The classification of minimum royalty payment obligations between long-term and short-term is determined based on the expected timing of recoupment of earned royalties calculated on projected revenue for the licensed IP games.

Each quarter, the Company evaluates the realization of its prepaid royalties as well as any recognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of revenue, cash flows and net margins to evaluate the future realization of prepaid royalties, license fees, and guarantees. This evaluation considers multiple factors such as the term of the agreement, forecasted demand, game life cycle status, game development plans, and current and anticipated sales levels, as well as other qualitative factors such as the success of similar games and similar genres on mobile devices published by the Company and its competitors and/or other game platforms (e.g., consoles and personal computers) utilizing the intellectual property. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge to cost of revenue in the period in which impairment is indicated. The Company recorded impairment charges to cost of revenue of $186, $457, and $711 related to prepaid guaranteed royalties for certain of its celebrity license agreements, and certain other prepaid royalties during the years ended December 31, 2020, 2019, and 2018, respectively.

Goodwill and Intangible Assets

In accordance with Accounting Standard Codification 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual impairment test as of September 30th each year, at the reporting unit level, which is at the company level as a whole, since it operates in a single reporting segment. The impairment review involves assessments as follows:

Qualitative assessment – The Company evaluates qualitative factors and overall financial performance to determine whether it is necessary to perform a quantitative assessment. A qualitative assessment involves consideration of: (i) past, current and projected future earnings; (ii) recent trends and macroeconomic and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. After assessing those various factors, if it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company decides to bypass this option, it proceeds to the quantitative assessment.

Quantitative assessment – The Company compares the fair value of its reporting unit to its carrying value including goodwill. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. Where the carrying value of the reporting unit exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.

When necessary, to determine the reporting unit’s fair value under the quantitative approach, the Company uses a combination of income and market approaches, such as estimated discounted future cash flows of that reporting unit, multiples of earnings or revenue, and an analysis of recent sales or offerings of comparable entities. The Company also considers its market capitalization on the date of the analysis to ensure the reasonableness of the reporting unit’s fair value.

In 2020, 2019, and 2018, the Company did not record any goodwill impairment charges as it was determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Purchased intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from three to five years and are reviewed for impairment in accordance with Accounting Standard Codification

360, Property, Plant and Equipment (“ASC 360”).

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

Internal Use Software

The Company capitalizes internal use software development costs in accordance with Accounting Standard Codification 350-40, Intangibles-Goodwill and Other-Internal Use Software (“ASC 350-40”) and Accounting Standards Update 2015-05, Cloud Computing Arrangements (“ASU 2015-05”). The Company capitalizes software development costs, including costs incurred to purchase third-party software, beginning when it determines certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions, which the Company equates to the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use. The Company believes the straight-line recognition method best approximates the manner in which the expected benefit will be derived. The Company capitalized certain internal use software costs totaling approximately $247, $1,216, and $65 during the years ended December 31, 2020, 2019, and 2018, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2020, 2019, and 2018, the amortization of capitalized software costs totaled approximately $690, $809, and $896, respectively. Capitalized internal use software development costs are included in property and equipment, net.

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

Stock-Based Compensation

The Company applies the fair value provisions of Accounting Standard Codification 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance stock options (“PSOs”), and employee stock purchase plan (“ESPP”). The number of PSUs and PSOs earned and eligible to vest is determined based on achievement of specified financial performance measures. The fair value of stock options and PSOs and stock purchase rights granted pursuant to the Company’s equity incentive plans and 2007 Employee Stock Purchase Plan, respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by the stock price, as well as assumptions regarding subjective variables such as expected employee exercise behavior and expected stock price volatility over the expected term of the award. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The Company accounts for forfeitures as they occur.

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

Advertising Expenses

The Company expenses the production costs of advertising, including direct response advertising, the first time the advertising takes place. Advertising expense was $146,207, $117,979, and $95,037 in the years ended December 31, 2020, 2019, and 2018, respectively.

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

Operating Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its related amendments. According to ASC 842, the Company determines if an arrangement is a lease at inception. Its operating lease agreements are primarily for real estate space and are included within operating lease right of use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets.

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

Certain of the Company’s lease agreements contain lease components (for example, fixed payments such as rent) and non-lease components such as common-area maintenance costs. Both of these types of provisions are accounted for as a single lease component. For such arrangements, there may be a variability in future lease payments as the amount of the non-lease components is typically revised from one period to the next. These variable lease payments, which are primarily comprised of common-area maintenance, utilities, and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company within the entire building or building complex, are recognized in the period in which the obligation for those payments is incurred

For leases that have greater than 12-month lease term, ROU assets and lease liabilities are recognized on the consolidated balance sheet at commencement date based on the present value of remaining fixed lease payments. The Company considers only payments that are fixed and determinable at the time of commencement. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company combines fixed lease and non-lease components and account for them as a single lease component.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The update of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The update of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 — NET INCOME/(LOSS) PER SHARE

The Company computes basic net income/(loss) per share by dividing its net income/(loss) for the period by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive common stock instruments. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during each period, without consideration for common share equivalents as their effect would have been antidilutive.

	Year Ended December 31,
	2020	2019	2018
Net income/(loss)	$20,447	$8,871	$(13,199)
Shares used to compute net income/(loss) per share:
Weighted average shares used to compute basic net income/(loss) per share	162,521	145,838	141,402
Dilutive potential common shares	10,646	11,545	—
Weighted average shares used to compute diluted net income/(loss) per share	173,167	157,383	141,402

Basic net income/(loss) per share	$0.13	$0.06	$(0.09)
Diluted net income/(loss) per share	$0.12	$0.06	$(0.09)

The following equity awards outstanding at the end of each period presented have been excluded from the computation of net income/(loss) per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Warrants to purchase common stock	—	1,292	1,600
Options to purchase common stock	592	2,303	18,491
Restricted stock units ("RSUs")	1,073	659	3,021
Performance stock options ("PSOs")(1)	—	2,369	3,512
Performance stock units ("PSUs")(1)	—	38	711
Employee stock purchase plan ("ESPP")	—	369	283
Total	1,665	7,030	27,618
(1)	Outstanding PSOs and PSUs for which performance conditions have not been met as of the relevant reporting dates, have not been included in the calculation of the weighted average number of shares used to compute diluted net income/(loss) per share or in the table above.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the year ended December 31, 2020:

	Year Ended
	December 31,
	2020	2019	2018
In-App Purchases (over-time revenue recognition)	$481,279	$360,598	$316,157
Advertisements and offers (point-in-time revenue recognition)	59,046	50,728	50,121
Other (point-in-time revenue recognition)	197	55	283
Total revenue	$540,522	$411,381	$366,561

The Company operates in a single reportable segment. In the table above, revenue is disaggregated by type of revenue stream, indicating whether it is recognized over-time or at a point-in-time.

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	December 31, 2020	December 31, 2019
Receivables, which are included in accounts receivable, net	$34,571	$29,304
Contract liabilities, which are included in deferred revenue	117,672	97,629

The Company receives payments from customers based on billing terms established in the Company’s contracts. Contract asset relates to the Company’s right to consideration for its completed performance under the contract. At December 31, 2020 and December 31, 2019, there were no contract assets recorded in the Company’s consolidated balance sheet. Accounts receivable are recorded when the right to consideration becomes unconditional.

Deferred revenue relates to payments received in advance of performance under the contract.  Deferred revenue is recognized as revenue as the Company performs under the contract. The Company had $97,629 in deferred revenue as of December 31, 2019, which was all earned in the year ended December 31, 2020. The Company had $85,736 in deferred revenue as of December 31, 2018, which was all earned in the year ended December 31, 2019.

NOTE 4 — FAIR VALUE MEASUREMENTS

As of December 31, 2020, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2020
Financial Assets
Cash and cash equivalents	$364,396	$—	$—	$364,396
Other investments	—	—	1,565	1,565
Total financial assets	$364,396	$—	$1,565	$365,961

As of December 31, 2019, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3	December 31, 2019
Financial Assets
Cash and cash equivalents	$127,053	$—	$—	$127,053
Other investments	—	—	1,565	1,565
Total financial assets	$127,053	$—	$1,565	$128,618

The Company’s cash and cash equivalents, which were held in operating bank accounts and money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of accounts receivable and payables approximates fair value due to the short time to expected payment or receipt of cash. The carrying value of other investments approximates fair value, as there have been no events or changes in circumstances that would have had a significant effect on the fair value of these investments at December 31, 2020.

NOTE 5 — BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	December 31,
	2020	2019
Accounts receivable	$34,571	$29,304
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$34,571	$29,304

Accounts receivable include amounts billed and unbilled as of the respective balance sheet dates, but net of platform commissions to the Digital Storefronts. The Company had no bad debts as of the years ended December 31, 2020, 2019, and 2018.

Property and Equipment, Net

	December 31,
	2020	2019
Computer equipment	$10,559	$9,079
Furniture and fixtures	3,303	2,201
Software	3,847	3,612
Leasehold improvements	16,498	16,121
Total	34,207	31,013
Less: Accumulated depreciation and amortization	(18,553)	(13,370)
Property and equipment, net	$15,654	$17,643

Depreciation for the years ended December 31, 2020, 2019, and 2018 was $5,421, $4,225, and $3,855, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The following table sets forth carrying amounts and accumulated amortization expense of acquired intangible assets that are not already fully amortized:

		December 31, 2020			December 31, 2019
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Life	Value	Expense	Value	Value	Expense	Value
Intangible assets amortized to cost of revenue:
Titles, content and technology	3 - 5 yrs.	$21,117	$(19,617)	$1,500	$21,117	$(16,359)	$4,758
		$21,117	$(19,617)	$1,500	$21,117	$(16,359)	$4,758

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue.

During the years ended December 31, 2020 and 2019, the Company recorded amortization expense in cost of revenue of $3,258 and $4,387, respectively. During the year ended December 31, 2018, the Company recorded amortization and impairment expense in cost of revenue of $9,119. As of December 31, 2020, the Company expects to fully amortize its intangible assets in 2021.

Goodwill

The Company had $116,227 in goodwill as of December 31, 2020 and December 31, 2019, respectively.

During the third quarters of fiscal 2020 and 2019, the Company performed the qualitative impairment assessment for its reporting unit. Based on the assessment, the Company concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, it did not proceed with the quantitative impairment assessment. Accordingly, the Company did not recognize an impairment of goodwill during the years ended December 31, 2020 and December 31, 2019.

NOTE 7 — LEASES

The Company currently leases real estate space under non-cancelable operating lease agreements for its corporate headquarters in San Francisco, California and its operations in Toronto, Canada, Hyderabad, India, Foster City, California, Burlingame, California and Orlando, Florida. These operating leases have remaining lease terms ranging from 4 months to 6.92 years, some of which include the option to extend the lease, with the longest extension option being 6 years.

The Company does not include any of its renewal options when calculating its lease liability as the Company is not reasonably certain whether it will exercise these renewal options at this time. Rent expense for the year ended December 31, 2020, 2019, and 2018 was $6,307, $5,311, and $5,759, respectively.

The future minimum lease payments to be paid under noncancelable leases in effect at December 31, 2020, are as follows:

Operating
Year Ending December 31,	Leases
2021	7,129
2022	7,026
2023	6,980
2024	5,332
2025 and thereafter	22,335
Total lease payments	$48,802
Less: imputed interest	(9,544)
Total	$39,258

Supplemental information related to the Company’s leases for the year ended December 31, 2020 is as follows:

	December 31, 2020
Weighted average remaining lease term	6.61	yrs.
Weighted average discount rate	6.7%

Year Ended
December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$4,751

Year Ended
December 31, 2020
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$407

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

At December 31, 2020, future unpaid minimum guaranteed royalty commitments were as follows:

Future
Minimum
Guarantee
Year Ending December 31,	Commitments
2021	9,060
2022	6,881
2023	6,716
2024	6,150
Total	$28,807

The amounts represented in the table above reflect the Company’s minimum cash obligations for the respective calendar years, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated financial statements.

Licensor commitments include $28,807 of commitments due to licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets because payment is not contingent upon performance by the licensor. The classification of commitments between long-term and short-term is determined based on the timing of recoupment of earned royalties calculated on projected revenue for the licensed intellectual property games.

Income Taxes

As of December 31, 2020, unrecognized tax benefits have been netted against deferred tax assets and potential interest and penalties are classified within “other long-term liabilities” on the Company’s consolidated balance sheets.

Indemnification Arrangements

The Company has entered into agreements under which it indemnifies each of its officers and directors during his or her lifetime for certain events or occurrences while the officer or director is or was serving at the Company’s request in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Accordingly, the Company had recorded no liabilities for these agreements as of December 31, 2020, and 2019.

In the ordinary course of its business, the Company includes standard indemnification provisions in most of its commercial agreements with Digital Storefronts and licensors. Pursuant to these provisions, the Company generally indemnifies these parties for losses suffered or incurred in connection with its games, including as a result of intellectual property infringement, viruses, worms and other malicious software, and legal or regulatory violations. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments the Company could be required to make under these provisions is often unlimited. To date, the Company has not incurred costs to defend lawsuits or settle indemnified claims of these types. As a result, the Company believes the estimated fair value of these indemnity provisions is minimal. Accordingly, the Company had recorded no liabilities for these provisions as of December 31, 2020 and 2019.

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

On December 17, 2020, the Company filed a lawsuit in the United States District Court for the Western District of Texas, Waco Division, against Reworks Oy (“Reworks”). The complaint alleges that Reworks infringes at least one claim of U.S. Patent No. 10,504,297, the Company’s patent relating to systems and methods for providing competitive scene completion in a mobile gaming application. The Company is pursuing a judgment finding that Reworks has infringed the Company’s patent and is seeking injunctive relief, as well as monetary damages for past and ongoing infringement.

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

NOTE 9— STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2020, the Company was authorized to issue 250,000 shares of common stock. As of December 31, 2020, the Company had reserved 34,468 shares for future issuance under its stock plans and outstanding warrants.

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

Warrants to Purchase Common Stock

Warrants outstanding at December 31, 2020 were as follows:

	Number	Weighted
	of Shares	Average
	Outstanding	Exercise	Average
	Under	Price per	Contractual
	Warrant	Share	Term (Years)
Warrants outstanding, December 31, 2019	1,600	$4.61	5.44
Exercised	(475)	$4.99	5.00
Expired	(25)	$4.99	5.00
Warrants outstanding, December 31, 2020	1,100	$4.44	5.66

No expenses with respect to these warrants were recognized during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company recorded $1,046 of non-cash warrant related expense in cost of revenue as the mobile games featuring these celebrities licensors were not expected to generate meaningful revenue over their lifetime.

The Company estimated the fair value of the warrants using the Black-Scholes valuation model and the weighted average assumptions noted in the following table:

	Year Ended December 31,
	2020	2019	2018

Dividend yield	—%	—%	—%
Risk-free interest rate	—%	—%	2.53%
Expected volatility	—%	—%	56.73%
Expected term (in years)	—	—	3.51

Preferred Stock

At December 31, 2020, the Company was authorized to issue 5,000 shares of preferred stock.

NOTE 10 — STOCK INCENTIVE AND OTHER BENEFIT PLANS

2007 Equity Incentive Plan

In 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant stock options, RSUs, PSUs, PSOs and other stock-based awards to employees, non-employee directors and consultants.

In April 2020, the Company’s Board of Directors approved, and in June 2020, the Company’s stockholders approved, the Sixth Amended and Restated 2007 Equity Incentive Plan (the “Sixth Amended 2007 Plan”). The Sixth Amended 2007 Plan included an increase of 7,000 shares in the aggregate number of shares of common stock authorized for issuance under the plan. As of December 31, 2020, 7,459 shares were available for future grants under the Sixth Amended 2007 Plan.

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

As of December 31, 2020, 2,003 shares were available for issuance under the 2007 Purchase Plan.

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

As of December 31, 2020, 194 shares were reserved for future grants under the 2018 Plan.

RSU Activity

A summary of the Company’s RSU activity is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2017	5,812	$2.96
Granted	278	$5.90
Vested	(2,648)	$3.24
Forfeited	(421)	$2.71
Awarded and unvested, December 31, 2018	3,021	$3.01
Granted	2,936	$6.84
Vested	(1,688)	$3.27
Forfeited	(318)	$4.17
Awarded and unvested, December 31, 2019	3,951	$5.66
Granted (1)	4,635	$7.29
Vested	(1,832)	$4.92
Forfeited	(486)	$6.15
Awarded and unvested, December 31, 2020	6,268	$7.04	1.62	$56,478

(1) As of December 31, 2020, granted awards included 293 unvested RSUs with an intrinsic value of $2,638, for which the Company and certain employees reached mutual understanding of the awards key terms and conditions in February 2021. Such awards were legally granted in November 2020.

PSU Activity

The following table summarizes the Company’s PSU activity:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Units	Grant Date	Contractual	Intrinsic
	Outstanding	Fair Value	Term (Years)	Value
Awarded and unvested, December 31, 2017	661	$3.59
Granted	2,909	$5.85
Forfeited	(40)	$4.03
Awarded and unvested, December 31, 2018	3,530	$5.45
Granted	2,780	$6.46
Vested	(700)	$4.59
Forfeited	(193)	$6.14
Awarded and unvested, December 31, 2019	5,417	$6.06
Granted (1)	1,432	$9.53
Vested	(1,509)	$5.64
Forfeited	(1,436)	$6.78
Awarded and unvested, December 31, 2020	3,904	$7.22	1.38	$35,178

PSUs expected to vest as of December 31, 2020	749	$6.37	0.79	$6,748

(1) As of December 31, 2020, granted awards included 444 unvested PSUs with an intrinsic value of $3,997, for which the Company and certain employees reached mutual understanding of the awards key terms and conditions in February 2021. Such awards were legally granted in November 2020.

PSO Activity

The following table summarizes the Company’s PSO activity:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
Balance as of December 31, 2017	4,170	$3.59
Granted	2,737	$5.87
Forfeited	(151)	$3.59
Balance as of December 31, 2018	6,756	$4.51
Exercised	(173)	$3.59
Balance as of December 31, 2019	6,583	$4.54
Canceled	(1,377)	$6.18
Exercised	(1,133)	$3.61
Balance as of December 31, 2020	4,073	$4.24	7.04	$19,422

PSOs expected to vest as of December 31, 2020	992	$4.93	7.30	$4,054
PSOs exercisable at December 31, 2020	2,615	$3.59	6.80	$14,162

Stock Option Activity

The following table summarizes the Company’s stock option activity:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balances at December 31, 2017	16,932	$2.78
Options granted	6,092	$4.82
Options canceled	(1,213)	$3.54
Options exercised	(3,320)	$2.88
Balances at December 31, 2018	18,491	$3.39
Options granted	815	$7.58
Options canceled	(1,219)	$4.73
Options exercised	(1,799)	$2.81
Balances at December 31, 2019	16,288	$3.56
Options granted	210	$9.00
Options canceled	(489)	$4.77
Options exercised	(4,818)	$3.23
Balances at December 31, 2020	11,191	$3.75	6.51	$58,842

Options exercisable at December 31, 2020	8,897	$3.35	6.28	$50,343

The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company’s common stock of $9.01 per share at December 31, 2020. The total intrinsic value of awards exercised during the years ended December 31, 2020, 2019, and 2018 was $23,991, $7,806, and $10,957, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718, and has estimated the fair value of each option award on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following tables.

Performance Stock Options

	Year Ended December 31,
	2020	2019	2018
Dividend yield	—%	—%	—%
Risk-free interest rate	—%	—%	2.89%
Expected volatility	—%	—%	60.2%
Expected term (years)	—	—	5.98

Stock Options

	Year Ended December 31,
	2020	2019	2018
Dividend yield	—%	—%	—%
Risk-free interest rate	0.28%	1.88%	2.63%
Expected volatility	69.3%	57.2%	57.9%
Expected term (years)	4.00	4.00	4.00

The expected term of stock options gave consideration to early exercises, post-vesting cancellations and the options’ contractual term ranging from 6 to 10 years. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for the PSOs as the Company has not granted such awards in the past. As a result, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the PSOs. Under the simplified method, the expected term is equal to the average of the stock-based awards vesting period and their contractual term. The PSOs have a contractual term of 10 years. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant. The Company based its expected volatility on its own historical volatility for the year ended December 31, 2020, 2019, and 2018, respectively. The weighted-average fair value of stock options granted during the year ended December 31, 2020, 2019, and 2018 was $4.63, $3.44, and $2.25 per share, respectively. The Company did not grant any PSOs in the year ended December 31, 2020 and 2019, respectively. The weighted average fair value of the PSOs granted during the year ended December 31, 2018 was $3.38.

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

The following table summarizes the consolidated stock-based compensation expense by line items in the consolidated statement of operations:

	Year Ended December 31,
	2020	2019	2018
Research and development (1)	$19,942	$10,466	$12,807
Sales and marketing	3,904	1,700	2,795
General and administrative	7,963	5,217	8,990
Total stock-based compensation expense (2)	$31,809	$17,383	$24,592

(1) For the year ended December 31, 2020, stock-based compensation expense recorded in research and development includes $739 from PSUs classified as liabilities.

(2) Stock-based compensation expense for the year ended December 31, 2019 included a reversal of previously accrued expense of $2,455 due to a decrease in the vesting probability of certain performance-based equity awards.

The following table summarizes total compensation expense related to unvested awards not yet recognized as of December 31, 2020:

Unrecognized Compensation
Expense for Unvested
Awards
Stock options	$5,050
RSUs	36,789
PSUs (1)	3,677
PSOs	325
Total unrecognized compensation expense	$45,841
(1)	The unrecognized compensation expense for PSUs vesting in FY2023 and FY2024 is not included in the table above as the Company does not have a reasonable basis upon which to estimate the vesting probability of such awards in those future periods.

The unrecognized compensation expense related to stock options and RSUs will be recognized over a weighted average period of 1.26 years and 3.20 years, respectively. The unrecognized stock compensation expense related to unvested PSUs and PSOs will be recognized over a weighted average period of 0.52 and 0.13 years, respectively.

Stock-based compensation expense in the year ended December 31, 2020, was approximately $31,809 (comprising approximately $6,068 related to stock options, $12,732 related to performance-based awards, $11,177 related to RSUs and $1,832 related to the 2007 Purchase Plan).

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

Cash proceeds, net of taxes, from option exercises were $19,463, $3,305, and $5,643 for the years ended December 31, 2020, 2019, and 2018, respectively. The Company realized no significant income tax benefit from stock option exercises during the year ended December 31, 2020, 2019, and 2018. As permitted by ASC 718, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering certain eligible employees. In 2019, the Company started matching a portion of the contribution made by participants who met certain employment criteria. For the years ended December 31, 2020 and 2019, the matching contributions made by the Company were not material. The Company did not match the contributions made by its employees for the year ended December 31, 2018.

NOTE 11 — INCOME TAXES

The components of income (loss) before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$19,279	$7,047	$(12,396)
Foreign	2,307	2,295	(254)
Income (loss) before income taxes	$21,586	$9,342	$(12,650)

The components of income tax benefit/(provision) were as follows:

	Year Ended December 31,
Current:	2020	2019	2018
Federal	$(122)	$373	$(96)
State	(161)	(10)	(8)
Foreign	(1,105)	(590)	(500)
	(1,388)	(227)	(604)

Deferred:
Federal	—	—	—
Foreign	249	(244)	55
	249	(244)	55

Total:
Federal	(122)	373	(96)
State	(161)	(10)	(8)
Foreign	(856)	(834)	(445)
	$(1,139)	$(471)	$(549)

The difference between the actual rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
Meals and entertainment	0.3	3.1	(2.0)
Research and development credit	(24.4)	(41.0)	21.3
Stock-based compensation	(24.4)	(29.0)	17.9
Revenue from contracts with customers	—	—	(14.6)
Others	3.1	(0.6)	(3.1)
Global intangible low-taxed income	0.8	4.2	(1.7)
Valuation allowance	10.2	17.5	(35.3)
Executive compensation	8.6	6.1	—
Foreign tax credit	8.2	23.7	(7.8)
Other non-deductible expenses	1.9	—	—
Effective tax rate	5.3%	5.0%	(4.3)%

Deferred tax assets and liabilities consist of the following:

	December 31, 2020			December 31, 2019
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets:
Fixed assets	$654	$71	$725	$209	$71	$280
Net operating loss carryforwards	42,822	7	42,829	48,968	25	48,993
Accruals, reserves and other	7,460	401	7,861	3,939	121	4,060
Foreign tax credit	1,138	—	1,138	2,905	—	2,905
Stock-based compensation	5,494	—	5,494	5,882	—	5,882
Research and development credit	27,899	—	27,899	22,630	—	22,630
Capitalized research and development	7,784	—	7,784	7,189	—	7,189
Intangible assets	988	—	988	355	—	355
Operating lease liabilities	8,708	155	8,863	8,926	117	9,043
Other	2,773	—	2,773	2,951	—	2,951
Total deferred tax assets	$105,720	$634	$106,354	$103,954	$334	$104,288
Deferred tax liabilities:
Fixed assets	$—	$(68)	$(68)	$—	$(40)	$(40)
Operating lease right of use assets	(6,961)	(144)	(7,105)	(7,663)	(104)	(7,767)
Net deferred tax assets	98,759	422	99,181	96,291	190	96,481
Less valuation allowance	(98,759)	(7)	(98,766)	(96,291)	(25)	(96,316)
Net deferred tax assets	$—	$415	$415	$—	$165	$165

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries, because their earnings are intended to be reinvested indefinitely. The amount of accumulated foreign earnings of the Company’s foreign subsidiaries totaled $3,734 as of December 31, 2020. If the Company's foreign earnings were repatriated, additional tax expense might result. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings attributable to foreign subsidiaries is not practicable.

After considering all available positive and negative evidence, the Company has determined it is more likely than not that deferred tax assets in the U.S. and a certain foreign entity will not be realized as a result of cumulative losses incurred in these jurisdictions, except for Canada and India. Therefore, the Company maintains a full valuation allowance against the net deferred tax assets in these jurisdictions. As of December 31, 2020 and 2019, the Company concluded that an additional valuation allowance of $2,450 and $2,334 was required to reflect the change in its deferred tax assets prior to valuation allowance during 2020 and 2019, respectively. It is reasonably possible that within the next 12 months, there may be sufficient positive evidence to release a portion or all of the valuation allowance.  Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.

At December 31, 2020, the Company had net operating loss carryforwards of approximately $182,400 and $90,547 for federal and state tax purposes, respectively. If not utilized, these carryforwards will expire at various times between 2026 and 2040. In addition, the Company has research and development tax credit carryforwards of approximately $19,515 for federal income tax purposes and $28,010 for California tax purposes. If not utilized, the federal research and development tax credit carryforwards will begin to expire in 2023. The California state research credit will carry forward indefinitely. The Company has approximately $1,128 of foreign tax credits that will begin to expire in 2021. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2020	2019
Beginning balance	$15,084	$20,718
Reductions of tax positions taken during previous years	—	(8,226)
Additions based on uncertain tax positions related to the current period	3,940	2,598
Additions based on uncertain tax positions related to prior periods	61	—
Cumulative translation adjustment	—	(6)
Ending balance	$19,085	$15,084

The total unrecognized tax benefits as of December 31, 2020 and 2019 included approximately $19,035 and $15,084, respectively, of unrecognized tax benefits that have been netted against deferred tax assets. As of December 31, 2020, the Company does not expect the unrecognized tax benefits, if recognized, to have a material impact on its financial statements.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The current and accumulated accrual of interest and penalties on uncertain tax positions is immaterial.

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

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. Among other provisions, the CARES Act removes certain limitations on utilization of net operating losses ("NOLs") and allows for carrybacks of certain past and future NOLs. The Company does not anticipate the income tax provisions of the CARES Act to have a material impact on its financial statements.

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

	Year Ended December 31,
	2020	2019	2018
United States of America	$424,865	$320,343	$280,264
Americas, excluding the United States	32,003	25,240	21,903
EMEA	57,353	45,700	41,585
APAC	26,301	20,098	22,809
Total revenue	$540,522	$411,381	$366,561

Long-Lived Assets

The Company attributes its long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	December 31,
	2020	2019
United States of America	$14,868	$16,738
Rest of the World	786	905
Total	$15,654	$17,643

NOTE 13 — SUBSEQUENT EVENTS

On February 8, 2021, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Electronic Arts Inc. (“Electronic Arts”) pursuant to which Electronic Arts has agreed to acquire the Company for $12.50 in cash for each share of the Company’s common stock issued and outstanding as of immediately prior to the closing of the transaction (the “Merger”). This represents approximately $2,100,000 in enterprise value. Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, the Company will become a wholly owned subsidiary of Electronic Arts. The transaction is anticipated to close in the quarter ending June 30, 2021, subject to approval by the Company’s stockholders, the receipt of required regulatory approvals and other customary closing conditions.

NOTE 14 – QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited quarterly consolidated statements of operations data for 2020 and 2019. The Company derived this information from its unaudited condensed consolidated financial statements, which it prepared on the same basis as its audited consolidated financial statements contained in this report. These unaudited statements include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair statement of that information for the periods presented.

	For the Three Months Ended
	2020				2019
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,

Revenue	$107,274	$133,316	$158,531	$141,401	$95,885	$95,540	$107,077	$112,879
Cost of revenue:
Platform commissions, royalties and other	36,974	46,727	56,390	48,204	33,270	32,806	36,758	38,278
Impairment and amortization of intangible assets	888	887	888	595	1,252	1,056	1,040	1,039
Total cost of revenue	37,862	47,614	57,278	48,799	34,522	33,862	37,798	39,317
Gross profit	69,412	85,702	101,253	92,602	61,363	61,678	69,279	73,562
Operating expenses:
Research and development	29,531	28,420	30,778	30,989	26,546	19,736	22,968	25,877
Sales and marketing	42,743	65,203	42,222	27,077	28,105	35,040	46,140	31,013
General and administrative	6,667	7,266	7,870	9,688	6,635	4,951	5,879	5,751
Total operating expenses	78,941	100,889	80,870	67,754	61,286	59,727	74,987	62,641
Income/(loss) from operations	(9,529)	(15,187)	20,383	24,848	77	1,951	(5,708)	10,921
Interest and other income/(expense), net	(65)	434	413	289	764	556	271	510
Income/(loss) before income taxes	(9,594)	(14,753)	20,796	25,137	841	2,507	(5,437)	11,431
Income tax (provision)/benefit	1,321	6,187	(7,391)	(1,256)	(178)	—	348	(641)
Net income/(loss)	$(8,273)	$(8,566)	$13,405	$23,881	$663	$2,507	$(5,089)	$10,790

Net income/(loss) per share
Basic	$(0.06)	$(0.05)	$0.08	$0.14	$0.00	$0.02	$(0.03)	$0.07
Diluted	$(0.06)	$(0.05)	$0.07	$0.13	$0.00	$0.02	$(0.03)	$0.07

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures are designed to provide reasonable assurance and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 67.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors. Our Code of Business Conduct and Ethics is published on our website at www.glu.com/investors. We disclose on our website amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors.

Item 11.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2020, concerning securities authorized for issuance under all of our equity compensation plans: our 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee

Stock Purchase Plan (the “ESPP”), 2008 Equity Inducement Plan (the “2008 Inducement Plan”), and 2018 Equity Inducement Plan (the “2018 Inducement Plan”).

	Number of
	Securities to be		Weighted	Number of Securities
	Issued Upon		Average	Remaining Available for
	Exercise of Outstanding		Exercise Price of	Future Issuance Under
	Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights (1)	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	22,293,483		$3.96	9,461,882	(2)
Equity compensation plans not approved by security holders	1,417,907	(3)	$3.13	194,146	(4)
Total	23,711,390			9,656,028

(1)	The weighted average exercise price does not take into account the shares subject to outstanding RSUs and PSUs, which have no exercise price.
(2)	Represents 7,458,850 shares available for issuance under the 2007 Plan, which plan permits the grant of incentive and non-qualified stock options (including PSOs), stock appreciation rights, restricted stock, stock awards and RSUs; and 2,003,032 shares available for issuance under the ESPP.
(3)	Represents outstanding options and RSUs under the 2008 Inducement Plan and 2018 Inducement Plan.
(4)	Represents shares available for issuance under the 2018 Inducement Plan, under which we may only grant non-qualified stock options and RSUs.

The Compensation Committee of our Board of Directors adopted the 2008 Inducement Plan in March 2008 to augment the shares available under our 2007 Plan, and in April 2018, the Compensation Committee adopted the 2018 Inducement Plan to replace the 2008 Inducement Plan which expired by its terms in March 2018. We have not sought stockholder approval for either the 2008 Inducement Plan or the 2018 Inducement Plan. As such, awards under these plans have been granted in accordance with Nasdaq Listing Rule 5635(c)(4) and only to persons not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with us. As of December 31, 2020, we had reserved a total of 400,000 shares under the 2018 Inducement Plan, of which 182,315 shares were subject to outstanding stock options and RSUs, 194,146 shares remained available for issuance, and 5,179 shares had been exercised. In addition, as of December 31, 2020, 1,235,592 shares issued from our 2008 Inducement Plan remained subject to outstanding stock options and RSUs.

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

For more information regarding the 2018 Inducement Plan, see Note 10 in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 64.

(2) Financial Schedules: All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

(b) Exhibits. The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this report.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Stock Transfer Agreement by and among Glu Mobile Inc., Time Warner Inc., Intel Capital Corporation and certain other stockholders of Crowdstar Inc., dated November 2, 2016.	8-K	001-33308	2.01	11/03/16

2.1	Agreement and Plan of Merger among Electronic Arts Inc., a Delaware corporation, Giants Acquisition Sub, Inc., a Delaware corporation and Glu Mobile Inc., a Delaware corporation, dated February 8, 2021	8-K	001-33368	2.1	02/08/21

3.01	Restated Certificate of Incorporation of Glu Mobile Inc.	S-1/A	333-139493	3.02	02/14/07

3.02	Amended and Restated Bylaws of Glu Mobile Inc., adopted on April 23, 2020.	8-K	001-33368	3.0	04/28/20

4.01	Form of Registrant’s Common Stock Certificate.	S-1/A	333-139493	4.01	02/14/07

4.02	Description of the Company’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-33368	4.02	02/28/20

10.01#	Form of Indemnity Agreement entered into between Glu Mobile Inc. and each of its directors and executive officers, effective as of October 24, 2013.	8-K	001-33368	99.01	10/29/13

10.02(A)#	Amended & Restated 2007 Equity Incentive Plan, as amended and restated through April 23, 2020.	10-Q	001-33368	10.01	08/07/20

10.02(B)#	For the 2007 Equity Incentive Plan, forms of (a) Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement, (b) Notice of Restricted Stock Award and Restricted Stock Agreement, (c) Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement and (d) Notice of Stock Bonus Award and Stock Bonus Agreement.	S-1/A	333-139493	10.03	02/16/07

10.02(C)#	For the 2007 Equity Incentive Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement.	10-Q	001-33368	10.08	08/09/13

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.02(D)#

For the 2007 Equity Incentive Plan, forms of (a) Notice of Performance Stock Option Grant Agreement (One Year Vesting Term), (b) Notice of Performance Stock Option Grant Agreement (Three Year Vesting Term), and (c) Notice of Performance Restricted Stock Unit Award Agreement.

		10-K	001-33368	10.02(D)	03/09/18

10.03#	2007 Employee Stock Purchase Plan, as amended and restated through June 8, 2017.	10-Q	001-33368	10.01	08/07/17

10.04(A)#	2008 Equity Inducement Plan, as amended effective November 14, 2016.	8-K	001-33368	99.01	11/18/16

10.04(B)#	For the 2008 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-K	001-33368	10.05	03/21/10
10.04(C)#	For the 2008 Equity Inducement Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.	10-K	001-33368	10.05(C)	03/14/14

10.05(A)#	2018 Equity Inducement Plan	10-Q	001-33368	10.02	08/08/18

10.05(B)#	For the 2018 Equity Inducement Plan, forms of Notice of Stock Option Grant, Stock Option Award Agreement and Stock Option Exercise Agreement.	10-Q	001-33368	10.03	08/08/18

10.05(C)#	For the 2018 Equity Inducement Plan, form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.	10-Q	001-33368	10.04	08/08/18

10.06(A)#	Forms of Stock Option Award Agreement (Immediately Exercisable) and Stock Option Exercise Agreement (Immediately Exercisable) under the Glu Mobile Inc. 2007 Equity Incentive Plan.	10-Q	001-33368	10.05	08/14/08

10.06(B)#	Form of Performance Vesting Restricted Stock Unit Agreement under the Glu Mobile Inc. 2007 Equity Incentive Plan	8-K	001-33368	99.1	11/20/20

10.07#	Summary of Compensation Terms of Nick Earl.	8-K	001-33368		10/29/18

10.08#	Executive Employment Agreement, effective as of November 10, 2016, by and between Glu Mobile Inc. and Nick Earl.	10-K	001-33368	10.08	03/10/17

10.09#	Change of Control Severance Agreement between Glu Mobile Inc. and Nick Earl, effective as of November 10, 2016.	10-K	001-33368	10.09	03/10/17

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.10#	Summary of Change of Control Severance Agreement between Glu Mobile Inc. and Nick Earl, dated as of February 8, 2016.	10-K	001-33368	10.20	03/04/16

10.11#	Summary of Compensation Terms of Eric R. Ludwig.	8-K	001-33368		10/29/18

10.12#	Change of Control Severance Agreement, dated as of October 10, 2008, between Glu Mobile Inc. and Eric R. Ludwig.	10-K	001-33368	10.09	03/13/09

10.13#	Amendment, dated as of July 7, 2011, to Change of Control and Severance Agreement between Glu Mobile Inc. and Eric R. Ludwig, dated as of October 10, 2008.	10-Q	001-33368	10.02	11/14/11

10.14#	Summary of Compensation Terms of Chris Akhavan.	8-K	001-33368		10/29/18

10.15#	Change of Control Severance Agreement between Glu Mobile Inc. and Chris Akhavan, dated as of April 22, 2013.	10-Q	001-33368	10.02	08/09/13

10.16#	Summary of Compensation Terms of Scott J. Leichtner.	10-K	001-33368	10.17	02/28/19

10.17#	Summary of Change of Control Severance Arrangement between Glu Mobile Inc. and Scott J. Leichtner, dated as of July 7, 2011.	10-K	001-33368	10.15	03/15/13

10.18#	Summary of Compensation Terms of Becky Ann Hughes.	10-K	001-33368	10.18	02/28/20

10.19#	Change of Control Severance Arrangement by and between Glu Mobile Inc. and Becky Ann Hughes, dated February 8, 2021.	8-K	001-33368	99.2	02/08/21

10.20#	2020 Executive Cash Bonus Plan	8-K	001-33368		12/20/19

10.21#	Non-Employee Director Compensation Program, effective as of April 25, 2019	10-K	001-33368	10.20	02/28/20

10.22(A)	Lease, dated as of May 9, 2017 between Howard Street Associates LLC and Glu Mobile Inc.	8-K	001-33368	99.01	05/15/17

10.22(B)	First Amendment to Standard Office Lease between Howard Street Associates LLC and Glu Mobile Inc.	10-K	001-33368	10.21(B)	02/28/20

10.22(C)	Second Amendment to Standard Office Lease between Howard Street Associates LLC and Glu Mobile Inc.	10-Q	001-33368	10.02	08/08/19

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.23(A)	Apple Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.					X

10.23(B)	Schedule 2 to the Apple Developer Program License Agreement between Glu Games Inc. and Apple Inc., as amended to date.					X

10.24	Android Market Developer Distribution Agreement between Glu Games Inc. and Google Inc., as amended to date.	10-K	001-33368	10.28	03/15/13

10.25+	License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari, Inc.	10-Q/A	001-33368	10.01	10/12/12

10.26+	Trademark and Domain Name Assignment and License Agreement, dated as of March 31, 2012, by and between Glu Mobile Inc. and Atari Inc.	10-Q	001-33368	10.02	08/09/12

10.27(A)+	Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 29, 2017.	10-K	001-33368	10.27	03/09/18

10.27(B)++	Amendment No. 1 to the Unity Technologies Software License Agreement between Glu Mobile Inc. and Unity Technologies ApS, dated as of October 16, 2019.	10-K	001-33368	10.26(B)	02/28/20

21.01	List of Subsidiaries of Glu Mobile Inc.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (see the Signature Page to this report).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a).*					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(a)/15d-14(a). *					X

101.INS	Inline XBRL Report Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

#	Indicates a management compensatory plan or arrangement.
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

GLU MOBILE INC.

Date: February 26, 2021	By:	/s/ Nick Earl
Nick Earl, President and Chief Executive Officer

Date: February 26, 2021	By:	/s/ Eric R. Ludwig
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

Signature	Title	Date

/s/ Nick Earl	President, Chief Executive Officer	February 26, 2021
Nick Earl	and Director
(Principal Executive Officer)

/s/ Eric R. Ludwig	EVP, Chief Operating Officer and Chief Financial Officer	February 26, 2021
Eric R. Ludwig	(Principal Financial Officer)

/s/ Puneet Kedia	Vice President of Accounting	February 26, 2021
Puneet Kedia	(Principal Accounting Officer)

/s/ Niccolo de Masi	Executive Chairman	February 26, 2021
Niccolo de Masi

/s/ Benjamin T. Smith IV	Lead Director	February 26, 2021
Benjamin T. Smith IV

/s/ Darla Anderson	Director	February 26, 2021
Darla Anderson

/s/ Eric R. Ball	Director	February 26, 2021
Eric R. Ball

/s/ Greg Brandeau	Director	February 26, 2021
Greg Brandeau

/s/ Ben Feder	Director	February 26, 2021
Ben Feder
/s/ Hany M. Nada	Director	February 26, 2021
Hany M. Nada

/s/ Gabrielle Toledano	Director	February 26, 2021
Gabrielle Toledano