Form 10-K/A
period 2020-12-31
GLU MOBILE INC
filed 2021-04-27
CIK 1366246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No.1)

_________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33368

_________________

Glu Mobile Inc.

(Exact name of registrant as specified in its charter)

_________________

Delaware	91-2143667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Howard Street, Suite 100

San Francisco, California94103

(Address of principal executive offices)

(415) 800-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GLUU	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,364,594,790 million (based on the closing price for shares of common stock as reported by the Nasdaq Global Select Market on June 30, 2020). Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, and their affiliates, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of April 15, 2021, there were 176,310,022 shares of the Registrant’s common stock, $0.0001 par value, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Glu Mobile Inc. (“Glu”) for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Original Filing”). We are filing this Amendment for the purpose of providing the information required by and not included in Part III of the Original Filing that was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because we no longer intend to file our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of our fiscal year ended December 31, 2020. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Amendment should be read in conjunction with the Original Filing and with any of our filings made with the SEC subsequent to filing of the Original Filing on Form 10-K.

All references to “Company,” “Glu,” “Glu Mobile,” “we,” “us” or “our” are references to Glu Mobile Inc. and, where appropriate, its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

OUR DIRECTORS

The following sets forth information regarding our current directors as of April 15, 2021. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of the Original Filing.

Directors Continuing in Office Until the 2021 Annual Meeting of Stockholders

Eric R. Ball (Age 57)

General Partner, Impact Venture Capital

Dr. Ball has served as one of our directors since October 2013. Dr. Ball serves as General Partner of Impact Venture Capital, a technology investment firm, a position he has held since August 2016. Before joining Impact Venture Capital, Dr. Ball was Chief Financial Officer of C3, Inc. (doing business as C3 IoT), a full-stack development platform for the “Internet of Things,” from August 2015 to May 2016. Prior to then, Dr. Ball served as Senior Vice President and Treasurer of Oracle Corporation, a global computer technology company, from May 2005 to September 2015. Before joining Oracle, Dr. Ball worked in a variety of headquarters and operating finance roles at Flextronics, Inc., Cisco Systems, Inc., Avery Dennison, and AT&T Inc. Dr. Ball serves as an advisor to Geeq Inc., Kyriba Corporation and SineWave Ventures, and since February 2021 as a board member to Archimedes SPAC. Dr. Ball holds an B.A. in economics from the University of Michigan, an M.A in economics/finance and an M.B.A. from the University of Rochester and a Ph.D. in management from the Drucker-Ito School of Management.

Dr. Ball’s more than 20 years of experience in finance and operations with technology companies, particularly those larger than Glu, led the Board to conclude that he should serve as a director. In addition, our Board’s determination in light of his experience as a finance executive and director overseeing or assessing the performance of companies and public accountants, that Dr. Ball is an “audit committee financial expert” lends further support to his financial acumen and qualifications for serving on our Board.

Nick Earl (Age 55)

President and Chief Executive Officer, Glu Mobile Inc.

Mr. Earl has served as our President and Chief Executive Officer since November 2016 and prior to that was our President of Global Studios from November 2015 to November 2016. Before joining us, from November 2014 to September 2015, Mr. Earl served as President of Worldwide Studios at Kabam, a developer of mobile video games. From September 2001 to October 2014, Mr. Earl served in several management positions at Electronic Arts Inc., an interactive entertainment software company, including most recently as Senior Vice President & General Manager of EA Mobile. From 1999 to 2001, Mr. Earl served as VP Product Development at Eidos, a video game developer. From April 1993 to March 1999, Mr. Earl served as an executive producer / GM at The 3DO Company, a video game developer. Mr. Earl holds a B.A. in economics from the University of California at Berkeley.

Mr. Earl’s experience as our President and Chief Executive Officer, which gives him unique insights into our challenges, opportunities and operations, and his strong background of senior management in the mobile gaming sector led the Board to conclude that he should serve as a director.

Directors Continuing in Office Until the 2022 Annual Meeting of Stockholders

Niccolo M. de Masi (Age 40)

Chief Executive Officer and Director, dMY Technology Group, Inc. II, dMY Technology Group, Inc. III, and

dMY Technology Group, Inc. IV

Chairman, Glu Mobile Inc.

Mr. de Masi has served as our Chairman since July 2014 (from July 2014 to December 2014 as our interim Chairman, from December 2014 to November 2016 and then from November 2019 as our Chairman and from November 2016 to November 2019 as our Executive Chairman), as President and Chief Executive Officer from January 2010 to November 2016, and as one of our directors since January 2010. Since August 2020, November 2020 and March 2021, respectively, Mr. de Masi has served as the Chief Executive Officer and a director of each of dMY Technology Group II, dMY Technology Group III, and dMY Technology Group IV, blank check companies whose business purpose is to effect a business combination with one or more businesses. From February 2019 to March 2020, Mr. de Masi served as the Chief Innovation Officer of Resideo Technologies, Inc., a provider of residential comfort and security solutions, and previously Mr. de Masi also served as the President of the Products and Solutions segment of Resideo Technologies from February 2019 to January 2020. Prior to joining Resideo Technologies, Mr. de Masi served as the President of Essential, a mobile phone hardware company, from November 2016 to October 2018. Prior to joining Glu in January 2010, Mr. de Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to October 2009. Prior to joining Hands-On Mobile, Mr. de Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007. Mr. de Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer, where he was responsible for formulating and implementing Monstermob’s growth and product strategy. Prior to joining Monstermob, Mr. de Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London. He has also worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor. Mr. de Masi has served as a director of Rush Street Interactive since December 2020 and of Jagex Limited since January 2021, and previously served as a director of Resideo Technologies from October 2018 to January 2020 and Xura, Inc. from November 2015 until its sale in August 2016. Mr. de Masi holds an M.A. degree in physics and an MSci. degree in electronic engineering—both from Cambridge University.

Mr. de Masi’s successful tenure as our President and Chief Executive Officer and current position as Chairman, which gives him unique insights into our challenges, opportunities and operations, and his strong background of senior management and executive experience in the mobile gaming and content sectors led the Board to conclude that he should serve as a director.

Greg Brandeau (Age 59)

Managing Partner, Paradox Strategies

Mr. Brandeau has served as one of our directors since August 2015. Since May 2014, Mr. Brandeau has served as Managing Partner of Paradox Strategies (fka Slices of Genius), a consulting organization founded by Mr. Brandeau. He served as President and Chief Operating Officer of Maker Media, Inc., a global platform for connecting makers with each other, with products and services, and with partner organizations, from September 2013 to April 2014. Prior to Maker Media, Mr. Brandeau served as Chief Technology Officer of The Walt Disney Studios, a motion picture studio, from November 2009 to April 2012. Prior to that, he served as Senior Vice President of Technology for Pixar Animation Studios, a computer animation studio, from February 2004 to November 2009. Mr. Brandeau is an Advisory Board Member for Infrascale, Inc. and the California Institute for Telecommunications and Information Technology, and a member of the Visiting Committee for the Humanities at the Massachusetts Institute of Technology. In addition to his prior technology management roles at Maker Media, The Walt Disney Studios and Pixar, he has served in various technology management roles for Walt Disney Animation Studios, Perlegen Sciences Inc., NeXT Computer, Inc. and Mountain Network Solutions, Inc. He is the co-author of Collective Genius: The Art and Practice of Leading Innovation. Mr. Brandeau holds B.S and M.S degrees in electronic engineering from the Massachusetts Institute of Technology, and an M.B.A. from Duke University.

Mr. Brandeau’s strong background in technology management, particularly through his experiences in senior technology management roles at dynamic and innovative companies like Disney, Pixar, and NeXT Computer, led the Board to conclude that he should serve as a director.

Gabrielle Toledano (Age 54)

Chief Operating Officer, Keystone Strategy LLC

Ms. Toledano has served as one of our directors since December 2017. Since March 2021 and from January 2020 to January 2021, Ms. Toledano has served as Chief Operating Officer at Keystone Strategy LLC, a strategy and economics consulting firm. From January 2021 to March 2021, Ms. Toledano served as Chief Talent Officer of ServiceNow, a software company. Prior to that, Ms. Toledano served as an Executive in Residence for Comcast Ventures, a corporate venture capital firm, from January 2019 to December 2019. From May 2017 to October 2018, Ms. Toledano served as the Chief People Officer of Tesla Inc., a manufacturer of electric vehicles and energy storage products. From December 2016 to May 2017, Ms. Toledano served as an Advisor to, and from February 2006 to December 2016 as the Chief Talent Officer and Executive Vice President at, Electronic Arts Inc. From February 2017 to March 2017, she served as a consultant to Slack Technologies, Inc., a software company. Prior to joining Electronic Arts, from 2002 to 2006, Ms. Toledano served as Chief Human Resources Officer at Siebel Systems, Inc., a supplier of customer software solutions and services. From 1991 to 2002, Ms. Toledano served in various human resources positions at Microsoft Corporation and Oracle Corporation. Ms. Toledano has served as a director of Namely, Inc. since March 2021 and from February 2019 to December 2020 and of Bose since June 2020, and previously served as a director of Visier Inc. from May 2014 to January 2021, TalentSky from January 2015 to January 2019, Jhana from November 2016 to July 2017, Jive Software from November 2015 to June 2017, Big City Mountaineers from May 2011 to September 2014, and the Society of Human Resource Management from February 2009 to July 2011. In addition, Ms. Toledano has advised several technology companies in the Human Capital Management space, including Collective Health, a healthcare platform company, Espresa, an employee programs automation platform provider, and Betterworks, an enterprise collaboration platform provider. Ms. Toledano holds a B.A. in modern thought and literature and an M.A. in education from Stanford University.

Ms. Toledano’s strong background in gaming and technology management, including her extensive experience as an executive in the Human Resources field of various public companies, and her broad experience as a director of technology companies led the Board to conclude that she should serve as a director.

Directors Continuing in Office Until the 2023 Annual Meeting of Stockholders

Darla Anderson (Age 61)

Movie Producer

Ms. Anderson has served as one of our directors since March 2019. In January 2019, Ms. Anderson signed a multi-year development and production deal with Netflix to develop and produce new animated and live-action projects. From 1993 until March 2018, Ms. Anderson held various positions at Pixar Animation Studios, a computer animation film studio, most recently as a Producer. While at Pixar, Ms. Anderson contributed to a number of Pixar’s hit movies, including A Bug’s Life, Monsters, Inc., Cars and Toy Story 3, and she produced Coco for which she earned an Academy Award for Best Animated Feature. Prior to joining Pixar, she served as the Executive Producer of the commercial division of Angel Studios, a video game developer. Since August 2020, November 2020 and March 2021, respectively, Ms. Anderson has served as a director of dMY Technology Group, Inc. II, dMY Technology Group, Inc. III, and dMY Technology Group, Inc. IV. Ms. Anderson holds a B.A. in art from San Diego State University.

Ms. Anderson’s proven track record in successfully producing high-caliber entertainment projects, her expertise in developing engaging and unique experiences to delight audiences and her ability to provide guidance to our creative leaders led the Board to conclude that she should serve as a director.

Ben Feder (Age 57)

President, International Partnerships (North America) of Tencent Holdings Limited

Mr. Feder has served as one of our directors since January 2017 and was appointed to our Board by Tencent Holdings Limited (“Tencent”) which is a leading Internet and gaming company in China. Since October 2016, Mr. Feder has served as President, International Partnerships (North America) of Tencent. In addition, Mr. Feder serves on the boards of several private gaming companies as a representative of Tencent. From 2001 to October 2016, Mr. Feder served in various positions at ZelnickMedia Corporation., a media investment and management firm, including as co-founder, partner and vice chairman. From April 2007 to April 2010, Mr. Feder served as a member of the board of directors of Take Two Interactive Software Inc., or Take Two, a leading developer and publisher of video games, and from April 2007 to December 2010 he also served as Chief Executive Officer of Take Two. Prior to co-founding ZelnickMedia in 2001, Mr. Feder was Chief Executive Officer of MessageClick, Inc., a leading provider of voice messaging technology for next-generation telephone networks, and held a senior position with News Corporation. Mr. Feder received a B.A. in history from Columbia University and an M.B.A. from the Harvard Business School.

Mr. Feder’s deep knowledge of the gaming industry, including his leadership experience at both Tencent and Take Two, led the Board to conclude that he should serve as a director.

Hany M. Nada (Age 52)

Co-Founder and Managing Partner, ACME Capital

Mr. Nada has served as one of our directors since April 2005. Mr. Nada co-founded ACME Capital, a venture capital firm, in January 2019 and serves as the firm’s Managing Partner. Prior to co-founding ACME Capital, Mr. Nada co-founded GGV Capital (formerly Granite Global Ventures) in 2000 and served as a Managing Director until October 2016 and as a Venture Partner from November 2016 until October 2018. Prior to co-founding GGV Capital, Mr. Nada served as Managing Director and Senior Research Analyst at Piper Jaffray & Co., specializing in Internet software and e-infrastructure. Mr. Nada is a director of DraftKings, Inc., a digital sports entertainment and gaming company, and also serves on the boards of directors of several privately held companies, including Arcbyt, Nordsense, and Symbio Robotics, and was previously on the board of directors of Phoenix Labs and WildTangent, Inc, which are privately held companies, and of Vocera Communications, Inc., a publicly traded company. In addition, Mr. Nada is an observer on the board of directors of Houzz, Inc., IonQ Inc. and Uhnder, Inc. Mr. Nada holds a B.S. in economics and a B.A. in political science from the University of Minnesota.

Mr. Nada’s experience in the venture capital industry, which includes a focus on software, wireless applications, and multimedia, his expertise and insights into high technology companies that he gained during his tenure as Managing Director and Senior Research Analyst at Piper Jaffray & Co., his experience as a director of high technology companies and his relationship with entities owning a significant percentage of our common stock led the Board to conclude that he should serve as a director.

Benjamin T. Smith, IV (Age 53)

Senior Partner and Director, A.T. Kearney

Mr. Smith has served as one of our directors since November 2010, interim co-Lead Independent Director from July 2014 to December 2014 and Lead Independent Director since April 2016. Mr. Smith has been a Senior Partner at the strategic consulting firm, A.T. Kearney, since October 2016 and prior to that served as the Chief Executive Officer of Wanderful Media, a new media shopping company, from April 2012 to June 2016. Prior to joining Wanderful Media, Mr. Smith served as an independent director of and advisor to technology companies, including in his role as a Venture Partner at Accelerator Venture Capital, where he has served since December 2011. Previously, Mr. Smith served as the Chairman and Chief Executive Officer of WYBS, Inc. d/b/a MerchantCircle, a leading social network of small business owners, from when he co-founded the company in August 2004 until the company was sold to Reply.com in May 2011. Mr. Smith served as the Senior Vice President of Corporate Development and a strategic advisor to Borland Software Corporation, a vendor of Open Application Lifecycle Management solutions, from March 2005 to October 2007 and the Chief Executive Officer of, and an advisor to, CodeGear, a division of Borland, from November 2006 to October 2007. Mr. Smith previously co-founded Spoke Software, Inc., a provider of social networking software that connects business professionals, in 2002, and served as its Chief Executive Officer from 2002 to 2004. Mr. Smith also served the Bush Administration as the Senior Advisor for Strategy and Planning to the Secretary of Transportation from 2001 to 2002. Prior to then, Mr. Smith was a Vice President and Partner at A.T. Kearney, and Vice President, Venture Development at Electronic Data Systems Corporation (EDS) after A.T. Kearney was purchased by EDS. In addition, Mr. Smith serves on the board of A.T. Kearney and as an advisor or investor in several other private companies and provides advisory services to a number of high-technology companies. He also advised and led the board of directors of Tapulous Inc., a mobile social gaming company, from its founding in 2009 until its sale to The Walt Disney Company in July 2010. Mr. Smith holds a B.S. in mechanical engineering from the University of California at Davis and an M.B.A. from Carnegie Mellon University’s Tepper School of Business.

Mr. Smith’s extensive operating and investment experience in the social networking and gaming industries, which includes having co-founded two social networking companies, and his experience as a director of and strategic consultant to high-technology companies led the Board to conclude that he should serve as a director.

There are no family relationships between any of our directors or executive officers.

CORPORATE GOVERNANCE

Our Board has adopted Corporate Governance Principles that are designed to assist the Board in observing practices and procedures that serve the best interests of Glu and our stockholders. The Nominating and Governance Committee oversees these Corporate Governance Principles and periodically makes recommendations to the Board regarding any changes. These Corporate Governance Principles address, among other things, our policy on succession planning and senior leadership development, retirement, Board performance evaluations and committee structure, as well as Board diversity.

We maintain a corporate governance page on our company website that includes key information about corporate governance matters, including copies of our Corporate Governance Principles, our Code of Business Conduct and Ethics for all employees, including our senior executive and financial officers, and the charter for each Board committee. The link to this corporate governance page can be found at http://www.glu.com/investors (by clicking on the “corporate governance” link).

Board Recruitment

Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected identified candidates as appropriate. In conducting its review and evaluation, the Nominating and Governance Committee may solicit the views of management, other members of the Board and other individuals it believes may have insight into a candidate’s qualifications and the needs of the Board and its committees. Candidates for the Board are generally selected based on desired skills and experience in the context of the existing composition of the Board and needs of the Board and its committees at that time, including the requirements of applicable rules and regulations of the SEC and The Nasdaq Stock Market. The Nominating and Governance Committee will consider these needs and further evaluate each candidate’s qualifications based on their independence, integrity, collegiality, diversity, skills, financial, technical, operational and other expertise and experience, breadth of experience, practical wisdom, judgment, knowledge about our business or industry, personal and professional ethics, availability and commitment to representing and enhancing the long-term interests of our stockholders. The Nominating and Governance Committee may also identify and consider other factors that reflect our environment as it evolves or that it believes will otherwise contribute to the Board’s overall effectiveness and our success. In accordance with our Corporate Governance Principles and our Nominating and Governance Committee Charter, the Nominating and Governance Committee also considers nominees from diverse backgrounds who combine a broad spectrum of experience and expertise. The Nominating and Governance Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all candidates. The Nominating and Governance Committee will choose candidates to recommend for nomination based on the specific needs of the Board and Glu at that time. Although the Nominating and Governance Committee uses these and other criteria as appropriate to evaluate candidates, the Nominating and Governance Committee has no stated minimum criteria for candidates. All candidates, including those nominated by stockholders, are evaluated in the manner described above. Final approval of nominees to be presented for election is determined by the full Board.

Director Independence

Our Board currently includes six independent directors. To be considered independent under the rules of The Nasdaq Stock Market, referred to as the Nasdaq listing rules, a director may not be employed by Glu or engage in certain types of business dealings with us. In addition, as required by the Nasdaq listing rules, the Board has made a determination as to each independent director currently serving on the Board or who served on the Board during 2020 that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and by our management with regard to each director’s business and personal activities as they relate to Glu and our management. In assessing director independence under the Nasdaq listing rules, the Nominating and Governance Committee and the full Board reviewed relevant transactions, relationships and arrangements that may affect the independence of our Board members, including that Mr. Feder was during 2020, and currently is, an officer of Tencent, and a wholly-owned subsidiary of Tencent owned in the aggregate 11.91% of our outstanding capital stock as of April 1, 2021.

After reviewing these transactions and other relevant standards, the Board determined that each of Ms. Anderson, Dr. Ball, Mr. Brandeau, Mr. Nada, Mr. Smith and Ms. Toledano is an independent director.

Board Committees and Charters

The Board currently has a standing Audit Committee, Compensation Committee, Nominating and Governance Committee and Strategy Committee. The members of each committee are appointed by the Board based on recommendations of the Nominating and Governance Committee. Each member of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee is an independent director as determined by the Board in accordance with the Nasdaq listing rules. On the Strategy Committee, each of Messrs. de Masi, Earl and Feder are considered non-independent under the Nasdaq listing. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee annually reviews its charter and makes recommendations to our Board for revision to reflect changes in laws and regulations and evolving best practices. Copies of each charter can be found on our website at http://www.glu.com/investors (by clicking on the “corporate governance” link). Current committee members are as follows:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee	Strategy Committee
Darla Anderson	—	Member	—	Member
Eric R. Ball	Chair	—	—	—
Greg Brandeau	Member	—	Chair	—
Niccolo M. de Masi	—	—	—	Chair
Nick Earl	—	—	—	Member
Ben Feder	—	—	—	Member
Hany M. Nada	Member	Member	—	Member
Benjamin T. Smith, IV	Member	Member	Member	Member
Gabrielle Toledano	—	Chair	Member	—

Strategy Committee

Our Strategy Committee assists the Board and senior management in refining our strategic vision and growth initiatives.

Item 11. Executive Compensation

Please see the section titled “Executive Officers” at the end of Item 1 of the Original Filing for the identity of our executive officers and their respective business experience.

Compensation Committee Interlocks and Insider Participation

During 2020, Messrs. Brandeau, Nada and Smith, Ms. Toledano and Ms. Anderson each served on the Compensation Committee. None of these individuals is or has been an officer or employee of Glu or any of our subsidiaries. There are no other relationships between committee members and Glu or any other company that are required by SEC regulations to be disclosed under this caption.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, objectives and structure of our fiscal year 2020 executive compensation program. This CD&A is intended to be read in conjunction with the tables following this section which provide further historical compensation information for the executives identified below. We refer to these individuals collectively as our “Named Executive Officers.”

Name	Position
Nick Earl	President and Chief Executive Officer
Eric R. Ludwig	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Chris Akhavan	Senior Vice President, Business Development, Corporate Development and Advertising Revenue
Becky Ann Hughes	Senior Vice President, Growth
Scott J. Leichtner	Vice President, General Counsel and Corporate Secretary

We also refer to Messrs. Earl, Ludwig and Akhavan and Ms. Hughes as our “Eligible Officers” to indicate that they were eligible to receive certain performance-based equity awards in lieu of performance-based cash incentive awards.

Executive Summary

Our executive compensation program is designed to align the interests of the Named Executive Officers and our other executives with our stockholders and to emphasize our pay-for-performance culture by rewarding our executives for strong company performance and financial results. Our executive compensation program is designed to focus and reward executives on performance which the Compensation Committee believes will drive the creation of sustainable long-term value for our stockholders, and our business results directly impact the compensation received by our executives. Highlights of our 2020 executive compensation program, as discussed and analyzed in detail in this CD&A, include the following:

•

With respect to the 2020 performance period, strong bookings and Adjusted EBITDA results led to maximum achievement for performance-based equity awards. The tranches of the long-term performance-based equity awards granted in prior years that were based on Glu’s 2020 performance and the performance-based equity awards granted in lieu of a 2020 cash bonus payout vested at the maximum amount. In addition, Mr. Leichtner received the maximum amount of his 2020 cash bonus target. In each of these cases, maximum payouts were achieved due to the level of bookings and Adjusted EBITDA that we generated in 2020.

•

Long-Term Strategy and Pay-for-Performance Culture. To support our pay-for-performance philosophy, align the interests of the Named Executive Officers with our stockholders, reinforce changes in our business strategy and provide meaningful compensation opportunities for delivering results that significantly exceed our strategic plan, the Compensation Committee awarded 50% of the long-term equity awards of Messrs. Earl, Ludwig, and Akhavan and Ms. Hughes and 25% of the equity awards of Mr. Leichtner in the form of performance-based equity.

2020 Compensation Highlights

Because of our strong pay for performance culture, and our focus on incentivizing and achieving results which will drive sustainable long-term value creation for our stockholders, we set high performance goals for our executive compensation program. In 2020, our company record bookings and Adjusted EBIDTA results led to a maximum achievement and payout of our performance-based equity awards and cash bonus payments.

We took the following actions related to 2020 executive compensation:

•

No Increases to Base Salaries: We did not increase base salaries for any of our Named Executive Officers during 2020.

•

Annual Incentive Payouts Achieved at Maximum: We achieved the Adjusted EBITDA threshold and exceeded the maximum bookings target established by the Compensation Committee for 2020 and, as a result, our Named Executive Officers received the maximum achievement of their equity awards granted in lieu of a 2020 cash bonus and, in the case of Mr. Leichtner, cash bonus payments.

•

Long-term Incentive Program Vested at 100% of the First Tranche of 2019 Performance Awards, the Second Tranche of 2018 Performance Awards and the Third Tranche of 2017 Performance Awards: We met our Adjusted EBITDA threshold and exceeded the maximum bookings goals that the Compensation Committee established in December 2019, October 2018 and October 2017 for 2020 performance and therefore the tranches of the performance awards granted in 2017, 2018 and 2019 that related to 2020 performance vested at 100%.

Components of Pay

Element	Performance Period	Objective	Performance Measured/Rewarded for 2020
Base Salary	Annual	Recognizes an individual’s role and responsibilities and serves as an important retention vehicle	• Reviewed annually and set based on market competitiveness, individual performance and internal equity considerations
Annual Incentive Opportunity	Annual

Motivates executives to achieve our annual financial plan and strategic goals. For our Eligible Officers, annual incentive opportunities are delivered in performance-based equity to further align annual performance achievements with the creation of sustainable long-term value for stockholders. Mr. Leichtner’s annual incentive opportunity is in cash.

• Bookings • Adjusted EBITDA
Time-based restricted stock units (“RSUs”)	Long-Term	Supports the achievement of strong share price growth.	• Vesting 25% on the first anniversary of the grant date, 4.16% on February 15, 2021 and 6.25% quarterly thereafter, with the final vesting of 2.08% on February 15, 2024
Performance-based restricted stock units (“PSUs”)	Long-Term	Aligns the interests of management and stockholders and serves an important retention vehicle while also incentivizing short- and long- term performance.	• Adjusted EBITDA achievement and bookings thresholds are measured over a three-year period

Target Pay Mix

To help retain and motivate our Named Executive Officers, our Compensation Committee aims to offer compensation competitive to our peers and industry through a mix of cash (base salaries and an annual performance-based cash bonus for Mr. Leichtner) and long-term incentives (annual performance-based equity awards for our Eligible Officers and long-term performance-based and time-based equity awards for all of our Named Executive Officers).

The Compensation Committee does not have any formal policies for allocating total compensation among the various components; instead, the committee uses its judgment, in consultation with Radford, an Aon company (“Radford”), to establish an appropriate balance of short-term and long-term compensation for each Named Executive Officer. The balance may change from year to year based on corporate strategy and objectives, among other considerations, but the majority of each executive’s potential total compensation is based solely on the achievement of certain performance goals.

Governance of Our Pay Program

The Compensation Committee regularly reviews best practices in executive compensation and uses the following guidelines to design our compensation programs:

2020 Say on Pay Results and Consideration of Stockholder Support

At our 2020 Annual Meeting of Stockholders, we conducted a stockholder advisory vote, or say-on-pay vote, on the compensation of the Named Executive Officers. At that meeting, our stockholders approved the compensation of our Named Executive Officers, as disclosed in our 2020 annual proxy statement, with approximately 97.87% of the votes cast in favor of the proposal.

Our Compensation Committee noted the support of our stockholders in the 2020 say-on-pay vote and considered this result in their decision-making regarding our executive compensation. Given that the 2020 say-on-pay vote reflected strong support for our compensation practices, and that we did not receive any stockholder feedback requiring compensation changes during 2020, we have maintained our existing focus on performance-based compensation. We value the opinions of our stockholders and will continue to consider the outcome of future say-on-pay votes, as one element in the process, when making compensation decisions for our executive officers.

Compensation Philosophy and Objectives

The Compensation Committee has established a compensation program for executive officers designed to

•

Attract individuals with the skills necessary for us to achieve our performance objectives;

•

Motivate and reward those individuals fairly over time; and

•

Retain those individuals who continue to perform at or above the levels that we expect.

Our compensation program for executive officers is also designed to reinforce a sense of ownership, urgency, innovation and overall entrepreneurial spirit and to link rewards to measurable corporate and, where appropriate, individual performance.

We provide competitive pay opportunities. We reward the achievement of specific financial and strategic goals which we believe will drive the creation of sustainable long-term value for our stockholders. We use performance-based equity and multi-year goals to ensure that performance is sustained over a longer time horizon.

Process for Setting Executive Compensation

Role of the Compensation Committee

The Compensation Committee acts on behalf of the Board to oversee the compensation policies and practices applicable to all our employees, including the administration of our equity plans. Our Compensation Committee annually assesses the performance of our Chief Executive Officer, other executives and members of our senior leadership, and, based in part on the recommendations from our Chief Executive Officer (other than with respect to his own compensation), approves the compensation of these executives.

The Compensation Committee works within the framework of a pay-for-performance philosophy to determine each component of an executive officer’s compensation package based on numerous factors, including:

•

the individual’s particular background and circumstances, including training and prior relevant work experience;

•

the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that the Compensation Committee reviews;

•

the demand for personnel with the individual’s specific expertise and experience at the time of hire or review;

•

performance goals and other expectations for the position, where appropriate;

•

comparison to other executives within our company having similar levels of expertise and experience; and

•

compensation data of peer companies for similar positions.

The Compensation Committee performs a strategic review of our executive officers’ compensation levels to determine whether they provide adequate incentives and motivation and whether they are appropriately aligned with the competitive talent market. Historically, in making compensation decisions, the Compensation Committee has given significant weight to, among other things, our financial performance relative to our operating plan approved by the Board.

Role of the Compensation Consultant

The Compensation Committee’s charter provides that the committee has the authority to retain experts and advisors of its choice to assist the committee in performing its functions. In 2020, the Compensation Committee relied upon the advice and expertise of Radford. The Compensation Committee selected Radford based on its expertise in executive compensation, particularly with respect to compensation practices of technology companies in the San Francisco Bay Area. Radford provided the following services to the committee in 2020:

•

reviewed and provided recommendations regarding the composition of our peer group, and provided compensation data relating to executives at the selected peer group companies;

•

conducted a comprehensive review of the total compensation arrangements for our Named Executive Officers and other members of senior leadership and provided advice on our compensation of these individuals;

•

provided research and recommendations relating to the short- and long-term incentive plans applicable to our Named Executive Officers and other members of our senior leadership;

•

assisted the Compensation Committee in a comprehensive review of our equity strategy;

•

updated the Compensation Committee on emerging trends/best practices in the area of executive and Board compensation;

•

participated in Compensation Committee meetings, as requested, and provided ad hoc advice and support; and

•

assisted with our disclosure in this Compensation Discussion and Analysis.

In selecting Radford, the Compensation Committee reviewed Radford’s independence as required under SEC and Nasdaq rules. Based on this assessment, the Compensation Committee does not believe the retention of, and the work performed by, Radford creates any conflict of interest.

Role of Executive Officers in Compensation Decisions

To aid the Compensation Committee in its responsibilities, Messrs. Earl and Ludwig provide the Compensation Committee with recommendations relating to the performance and achievements for each of the Named Executive Officers. The Compensation Committee typically evaluates, discusses and modifies or approves these recommendations. The Compensation Committee does not consult with any other executive officer with regard to its decisions. No executive officer is involved in the deliberations or decisions regarding his or her own pay.

Use of Competitive Market Data

When considering executive compensation decisions, the Compensation Committee believes it is important to be informed as to current compensation practices of comparable publicly held companies, especially to understand the demand and competitiveness for attracting and retaining an individual with each Named Executive Officer’s specific expertise and experience.

Radford has historically provided the Compensation Committee competitive market data using the most recently approved peer group as well as with information from select sections of the Radford Global Technology Survey. Data from the Radford survey was filtered to reflect companies having similar industry and financial profiles as the companies included in our peer group. The committee uses the data as a reference point when making pay determinations, but does not benchmark pay to a specific level or percentile of the market.

Compensation decisions on annual and long-term equity incentives for our executives, including the magnitude of equity awards and the levels of cash compensation for the upcoming fiscal year, have historically been finalized at a meeting of the Compensation Committee in the fourth quarter. As described in more detail below, compensation data from a peer group established and approved in July 2019 was relied upon by the Compensation Committee to finalize cash compensation for the 2020 fiscal year, while the peer group identified in July 2020 and the related competitive assessment was relied upon by the Compensation Committee to finalize the executive equity awards granted in November 2020 for the 2021 fiscal year.

In addition to reviewing the market data contained in the Radford’s reports, the Compensation Committee also considered a number of additional factors in making executive compensation decisions, including our overall performance, each executive officer’s individual performance, the scope of responsibility of each executive officer, and the then-current compensation and equity holdings of each executive officer.

Determination of 2019 Peer Group (for 2020 Compensation Decisions)

In July 2019, the Compensation Committee, with input from Radford, reviewed the peer group that was used in in the fourth quarter of 2018 for establishing executive compensation for the 2019 fiscal year and approved changes to better reflect our then-current market capitalization and revenues. The peer group selection criteria for purposes of determining our 2019 peer group, which was used in guiding compensation decisions made in December 2019 for fiscal 2020, targeted companies with the following characteristics:

•

in the gaming sector as well as internet and application software and services sectors;

•

headquartered in the San Francisco Bay Area, as well as other high technology centers;

•

annual revenue between approximately $200 million and $1.2 billion (Glu’s revenue for the prior four quarters at the time the peer group was determined was approximately $381 million); and

•

market capitalization of between approximately $400 million and $4 billion (Glu’s trailing six-month average market capitalization at the time the peer group was determined was approximately $1.3 billion).

Based on the criteria above, the Compensation Committee approved the below peer companies in July 2019 (companies listed in bold were also included in the prior year’s set of peer companies), which were used in guiding compensation decisions made in December 2019. Compared to the 2018 peer group, one company was excluded due to the company having been acquired and three companies were added because they fit the peer group selection criteria. Zynga fell outside of the target revenue range, but the committee believed it was appropriate to include Zynga in the group of peer companies due to it being the most similar company to Glu in terms of it being a developer and publisher of mobile games located in San Francisco and thus a primary competitor for executive talent. In addition, the committee elected to retain in the peer group Care.com, Lending Tree and MobileIron even though they did not meet one of the criteria (Care.com and MobileIron were slightly below the revenue range and Lending Tree was slightly above the market capitalization range) in order to maintain year-over-year consistency. Companies listed in bold were included in the 2018 peer group.

• A10 Networks • Blucora • Box • Carbonite • Care.com	• Chegg • Eventbrite • Lending Tree • LivePerson • MobileIron	• Monotype Imaging Holdings • PROS Holdings • QAD • QuinStreet	• Quotient Technology • Rapid7 • Shutterstock • TrueCar • Zynga

Determination of 2020 Peer Group (for 2021 Compensation Decisions)

In July 2020, the Compensation Committee, with input from Radford, reviewed the peer group that was used during the fourth quarter of 2019 for establishing executive compensation for the 2020 fiscal year and approved changes to better reflect our then-current market capitalization and revenues. The peer group selection criteria for purposes of determining our 2020 peer group, which was used in guiding compensation decisions made in December 2020 for fiscal 2021, targeted companies with the following characteristics:

•

in the gaming as well as internet and application software and services sectors;

•

headquartered in the San Francisco Bay Area, as well as other high technology centers;

•

annual revenue between approximately $250 million and $1.5 billion (Glu’s revenue for the prior four quarters at the time the peer group was determined was approximately $422.8 million); and

•

market capitalization of between approximately $400 million and $4 billion (Glu’s trailing six-month average market capitalization at the time the peer group was determined was approximately $1.5 billion).

Based on the criteria above, the Compensation Committee approved the below peer companies in July 2020, which were used in guiding compensation decisions made in November 2020. Compared to the 2019 peer group, (1) Blucora and TrueCar were excluded for market capitalization reasons and because they are not located in the Bay Area, (2) SciPlay was added due to it being a gaming company with a similar business model to Glu with revenues within the desired range, despite it not meeting the market capitalization criteria, (3) Five9 and Yelp were added because they were local Bay Area companies who were included in the ISS and Glass Lewis peer groups and (4) Carbonite, Care.com and Monotype Imaging were excluded because they had been acquired. Zynga fell outside of the target market capitalization range, but the Compensation Committee believed it was appropriate to continue to include Zynga in the group of peer companies for the same reasons noted above. In addition, the committee elected to retain in the peer group A10 Networks, Chegg and MobileIron even though they did not meet one of the criteria (A10 Networks and MobileIron were slightly below the revenue range and Chegg was above the market capitalization range) in order to maintain year-over-year consistency and because they are located in the Bay Area, Companies listed in bold were included in the 2019 peer group.

• A10 Networks • Box • Chegg • Eventbrite • Five9	• Lending Tree • LivePerson • MobileIron • PROS Holdings	• QAD • QuinStreet • Quotient Technology • Rapid7	• SciPlay • Shutterstock • Yelp • Zynga

2020 Elements of Compensation

Base Salary

Base salaries provide fixed compensation to executive officers for performing their ongoing responsibilities. The Compensation Committee generally fixes executive officer base salaries at levels it believes will enable us to hire and retain individuals in a competitive environment and to reward individual performance and a level of contribution that is in-line with and in furtherance of our overall business goals.

The Compensation Committee reviews executive salaries annually, typically in the fourth quarter, and adjusts them as appropriate. Such adjustments are based on factors that may include promotions, the assumption of increased responsibilities or to address competitive pressure or retention issues, should they arise.

The table below sets forth the annual base salaries for each of the Named Executive Officers as of December 31, 2019 and 2020.

Component	2019 Salary ($)	2020 Salary ($)	% Increase
Nick Earl	475,000	475,000	0%
Eric R. Ludwig	375,000	375,000	0%
Chris Akhavan	400,000	400,000	0%
Becky Ann Hughes	360,000	360,000	0%
Scott J. Leichtner	345,000	345,000	0%

_______________________________

Annual Incentives Opportunity for 2020: PSUs for the Eligible Officers and Cash Bonus for Mr. Leichtner

Consistent with prior years, the Compensation Committee determined that for 2020 it would not provide the Eligible Officers with a cash-based bonus plan, but instead would provide them with the opportunity to earn an equivalent value of performance-based equity, in this case PSUs (the “2020 Annual PSUs”), to the extent that Glu achieved certain bookings (defined as revenues, excluding any changes in deferred revenue) and Adjusted EBITDA (defined as GAAP net income adjusted for change in deferred revenue, change in deferred platform commissions and change in deferred royalties, and excluding amortization of intangibles, stock-based compensation, transitional costs, restructuring charges, depreciation/amortization, interest and other income and income tax provision) targets during 2020 (the “2020 Targets”). The committee selected PSUs instead of performance share options, or PSOs, that we granted in 2017 and 2018 to better align with market practice and to conserve shares in our equity plan. Additionally, the committee determined that it was the performance goals of the program, rather than the vehicle used to deliver the award, which served as the primary factor when considering whether or not the awards created a strong incentive to achieve objectives aligned with driving sustainable long-term value.

The Compensation Committee selected bookings and Adjusted EBITDA as the performance metrics for the annual incentive program because it believed that these measures would best reflect whether we had achieved financial performance that would lead to company success. The committee believed that significantly increasing bookings from the prior year would be the best way to increase stockholder value, but that we needed to achieve that growth while generating meaningful positive Adjusted EBITDA for the year.

Consistent with prior years, the committee decided to use bookings rather than revenue because GAAP accounting rules require that we recognize our in-app purchase revenue over four to eight months, depending on the game, and defer such amounts into future periods, and the committee believed that bookings would be a better indicator of our success during 2020. The committee decided to use Adjusted EBITDA, rather than GAAP profit/(loss), because GAAP accounting rules require that we take into account non-cash expenses, such as stock-based compensation, and certain other expenses that are not reflective of Glu’s core business and operating results during 2020.

The Compensation Committee determined the maximum number of 2020 Annual PSUs that the Eligible Officers could potentially earn by calculating the maximum cash bonus that each of these Eligible Officers could have otherwise received in 2020, based on the historical maximum bonus percentages and annual base salaries for each Eligible Officer, and then converting such maximum bonus value into a maximum number of 2020 Annual PSUs using a conversion ratio that took into account Glu’s 90-day average stock price from September 14, 2019 to December 13, 2019, as illustrated in the table below.

Named Executive Officer	2020 Threshold Bonus Percentage	2020 Target Bonus Percentage	2020 Maximum Bonus Percentage	Base Salary for Determining # of 2020 Annual PSUs	2020 Target Bonus Value	2020 Maximum Bonus Value	Target Bonus Value Converted into 2020 Annual PSUs	Maximum Bonus Value Converted into 2020 Annual PSUs	Actual Earned 2020 Annual PSUs
Nick Earl	30%	100%	200%	$475,000	$475,000	$950,000	85,500	171,000	171,000
Eric Ludwig	30%	100%	200%	$375,000	$375,000	$750,000	67,500	135,000	135,000
Chris Akhavan	24.3%	81%	162%	$400,000	$324,000	$648,000	58,500	117,000	117,000
Becky Ann Hughes	27%	90%	180%	$360,000	$324,000	$648,000	58,500	117,000	117,000

_______________________________

Given constraints in the number of shares available for issuance under Glu’s 2007 Equity Incentive Plan, the Compensation Committee again decided that Mr. Leichtner, together with Glu’s other corporate vice presidents, would not receive 2020 Annual PSUs but would instead be eligible for a cash-based bonus for 2020 performance, which bonus would be determined based on the achievement of the same 2020 Targets as applied to the Eligible Officers.

Named Executive Officer	2020 Threshold Bonus Percentage	2020 Target Bonus Percentage	2020 Maximum Bonus Percentage	2020 Target Cash Bonus	2020 Maximum Cash Bonus	2020 Actual Earned Cash Bonus
Scott Leichtner	15%	50%	100%	$172,500	$345,000	$345,000

The Eligible Officers could have only earned the maximum amount of 2020 Annual PSUs, and Mr. Leichtner could have only earned the maximum cash bonus, if Glu both (1) achieved a minimum Adjusted EBITDA threshold for 2020 (the “Adjusted EBITDA Threshold”) and (2) generated bookings for 2020 that equaled or exceeded a specified maximum level of performance (the “Maximum Bookings Goal”). If Glu did not achieve the Maximum Bookings Goal, the Eligible Officers could have earned (1) 15% of the maximum amount of 2020 Annual PSUs or, for Mr. Leichtner, 15% of the maximum bonus, if Glu achieved the Adjusted EBITDA Threshold in 2020 and generated 2020 bookings that were approximately 12% below the Maximum Bookings Goal (the “Minimum Bookings Goal”) and (2) 50% of the maximum amount of 2020 Annual PSUs or, for Mr. Leichtner, 50% of the maximum bonus, if Glu achieved the Adjusted EBITDA Threshold in 2020 and generated 2020 bookings that were approximately 4% below the Maximum Bookings Goal (the “Target Bookings Goal”). If Glu did not achieve the Adjusted EBITDA Threshold or the Minimum Bookings Goal, no 2020 Annual PSUs or, for Mr. Leichtner, no cash bonus would have been earned. To the extent that Glu achieved the Adjusted EBITDA Threshold in 2020 and generated bookings between the Minimum Bookings Goal and the Maximum Bookings Goal, the number of 2020 Annual PSUs earned or, for Mr. Leichtner, the amount of the cash bonus, would have been calculated on a linear basis.

The table below illustrates the number of 2020 Annual PSUs that each of the Eligible Officers could have potentially earned based on Glu’s Adjusted EBITDA and bookings for 2020:

Named Executive Officer	2020 Annual PSUs Earned if Glu Achieved Adjusted EBITDA Threshold and Maximum Bookings Goal	2020 Annual PSUs Earned if Glu Achieved Adjusted EBITDA Threshold and Target Bookings Goal	2020 Annual PSUs Earned if Glu Achieved Adjusted EBITDA Threshold and Minimum Bookings Goal	2020 Annual PSUs Earned if Glu Failed to Achieve Adjusted EBITDA Threshold or Minimum Bookings Goal
Nick Earl	171,000	85,500	25,650	0
Eric Ludwig	135,000	67,500	20,250	0
Chris Akhavan	117,000	58,500	17,550	0
Becky Ann Hughes	117,000	58,500	17,550	0

The 2020 Annual PSUs were granted on December 17, 2019 and at such time the Compensation Committee established the following bookings-based 2020 Targets, provided that we generated at least a minimum Adjusted EBITDA threshold of $41 million:

Performance Metric	Threshold (MMs)	Target (MMs)	Maximum (MMs)
Bookings	$442	$484.1	$505

The target and maximum bookings targets represented a significant increase over our 2019 bookings results of $423.3 million. In 2020, we met the Adjusted EBITDA threshold and exceeded the maximum bookings target, as we generated $76.3 million of Adjusted EBITDA and $560.6 million of bookings. As a result, the Eligible Officers received the maximum amount of their annual incentive-based compensation for 2020 performance and Mr. Leichtner received the maximum amount of his 2020 cash bonus.

Annual Incentives Opportunity for 2021: PSUs for Messrs. Earl and Ludwig and Cash Bonuses for Messrs. Akhavan and Leichtner and Ms. Hughes

Consistent with the prior year, the Compensation Committee determined that for 2021 it would not provide Messrs. Earl and Ludwig with a cash-based bonus plan, but instead would provide them with the opportunity to earn an equivalent value of PSUs (the “2021 Annual PSUs”), to the extent that Glu achieves certain combined goals consisting of the sum of annual bookings growth and profit margin (the “Combined Goal”). Bookings growth is the quotient, expressed as a percentage, obtained by dividing (1) (a) Glu’s bookings for fiscal year 2021, minus (b) Glu’s bookings for 2020, by (2) Glu’s bookings for 2020. Profit margin is defined to mean the quotient, expressed as a percentage, obtained by dividing (1) Glu’s Adjusted EBITDA for fiscal year 2021, by (2) Glu’s bookings for fiscal year 2021.

The Compensation Committee determined the maximum number of 2021 Annual PSUs that Messrs. Earl and Ludwig can potentially earn by calculating the maximum cash bonus that each of them could have otherwise received in 2021, based on their maximum bonus percentages and annual base salaries, and then converting such maximum bonus value into a maximum number of 2021 Annual PSUs using a conversion ratio that took into account Glu’s 90 day average stock price from August 10, 2020 to November 6, 2020, as illustrated in the table below.

Named Executive Officer	2021 Minimum Bonus Percentage	2021 Threshold Bonus Percentage	2021 Target Bonus Percentage	2021 Maximum Bonus Percentage	Base Salary for Determining # of 2021 Annual PSUs	2021 Target Bonus Value	2021 Maximum Bonus Value	Maximum Bonus Value Converted into 2021 Annual PSUs
Nick Earl	15%	25%	50%	100%	$475,000	$475,000	$950,000	123,700
Eric Ludwig	15%	25%	50%	100%	$375,000	$375,000	$750,000	97,660

The table below illustrates the number of 2021 Annual PSUs that each of Mr. Earl and Mr. Ludwig could potentially earn based on the achievement of the Combined Goal:

Named Executive Officer	2021 Annual PSUs Earned if Glu Fails to Achieve the Minimum Combined Goal	2021 Annual PSUs Earned if Glu Achieves the Minimum Combined Goal	2021 Annual PSUs Earned if Glu Achieves the Threshold Combined Goal	2021 Annual PSUs Earned if Glu Achieves the Target Combined Goal	2021 Annual PSUs Earned if Glu Achieves the Maximum Combined Goal
Nick Earl	0	18,555	30,925	61,850	123,700
Eric Ludwig	0	14,649	24,415	48,830	97,660

Given constraints in the number of shares available for issuance under Glu’s 2007 Equity Incentive Plan, the Compensation Committee decided that Mr. Akhavan and Ms. Hughes, in addition to Mr. Leichtner, would not receive 2021 Annual PSUs but would instead be eligible for a cash-based bonus for 2021 performance, which bonus would be determined based on the achievement of the same Combined Goal.

The table below illustrates the amount of the 2021 cash bonuses that each of Messrs. Akhavan and Leichtner and Ms. Hughes could potentially earn based on achievement of the Combined Goal:

Named Executive Officer	2021 Minimum Bonus Percentage	2021 Threshold Bonus Percentage	2021 Target Bonus Percentage	2021 Maximum Bonus Percentage	2021 Minimum Cash Bonus	2021 Threshold Cash Bonus	2020 Target Cash Bonus	2020 Maximum Cash Bonus
Chris Akhavan	12%	20%	40%	80%	$48,000	$80,000	$160,000	$320,000
Becky Ann Hughes	27%	45%	90%	180%	$97,200	$162,000	$324,000	$648,000
Scott Leichtner	15%	25%	50%	100%	$51,750	$86,250	$172,500	$345,000

The Named Executive Officers will only earn the maximum amount of 2021 Annual PSUs or the cash bonuses, as applicable, if Glu achieves the Combined Goal at or above a specified maximum level of performance (the “Maximum Combined Goal”). If Glu does not achieve the Maximum Combined Goal, the number of PSUs that will vest or the amount of the cash bonuses that will be paid, if any, will depend on the extent to which Glu achieves the Combined Goal in FY 2021 as set forth in the table below:

Percent of Award Vested Or Amount of Cash Bonus
Maximum Combined Goal	100%
Target Combined Goal	50%
Threshold Combined Goal	25%
Minimum Combined Goal	15%
Below Minimum Combined Goal	0%

To the extent that Glu achieves a Combined Goal between two targets, the number of 2021 Annual PSUs earned or the amount of the cash bonuses, as applicable, will be calculated on a linear basis.

The 2021 Annual PSUs were granted on November 23, 2020. Glu will determine the extent to which it achieved its 2021 Combined Goal in early 2022, and to the extent that the Named Executive Officers earn any 2021 Annual PSUs or cash bonuses, such 2021 Annual PSUs will fully vest on February 15, 2022, and such cash bonuses will be paid in February 2022 (consistent with the timing of when Glu historically paid cash bonuses to executive officers).

If Glu is acquired prior to the last day of the 2021 fiscal year, the performance achievement for fiscal year 2021 with respect to Messrs. Earl and Ludwig’s 2021 Annual PSUs will be deemed to be the Target Combined Goal and the award (at the Target Combined Goal level) will convert to a time-based vesting RSU award, vesting as of February 15, 2022 (the “CIC Unvested RSUs”), provided Mr. Earl or Mr. Ludwig, as applicable, continues to provide services to Glu through such date except as set forth below. As noted below, it is currently expected that the acquisition of Glu by Electronic Arts Inc. (“Electronic Arts”) will close on or around April 29, 2021, such that it is expected that the 2021 Annual PSUs will be converted into CIC Unvested RSUs as described in this paragraph.

If Mr. Earl or Mr. Ludwig is terminated by Glu or the successor or acquiring corporation (if any) of the Company without Cause (as defined in each such officer’s Change of Control Severance Agreement with Glu (each, a “CIC Agreement”)) or such officer terminates his employment with Glu as result of an Involuntary Termination (as defined in the CIC Agreement) and such termination or resignation, as applicable, occurs (i) on, or within 12 months following, a Change of Control (as defined in the CIC Agreement) and (ii) prior to the Vesting Date (a “CIC Qualifying Termination”), the CIC Unvested RSUs shall automatically expire and be forfeited and, provided the officer satisfies the conditions of the CIC Agreement, the officer shall instead receive a cash payment equal to his annual cash incentive bonus for fiscal year 2021 payable at 100% of target, which is equal to $475,000 for Mr. Earl and $375,000 for Mr. Ludwig (the “FY2021 Target Bonus”), as provided under, and subject to the terms and conditions of, the CIC Agreement.

Long-Term Incentives

Philosophy Regarding Equity Grants

We use equity awards to reward long-term performance, with strong corporate performance and extended executive officer tenure producing potentially significant value for each executive officer.

In November 2020, the Compensation Committee decided to continue our existing equity program to emphasize our pay-for-performance culture, conservatively manage our equity burn utilization rate, and align with market practice, which consisted of:

(1)

50% PSUs for the Eligible Officers (25% PSUs in the case of Mr. Leichtner and our other corporate Vice Presidents) with three-year performance vesting goals tied to the goals described below; and

(2)

50% of time-based RSUs for the Eligible Officers (75% in the case of Mr. Leichtner and our other corporate Vice Presidents) with a four-year vesting schedule.

The Compensation Committee selected annual bookings growth and profit margin as the appropriate metrics given the importance of these factors on driving sustainable long-term stockholder value creation. The committee believes that Glu’s executive compensation program aligns the interests of our executive officers with Glu’s stockholders and is consistent with Glu’s strategic goals of realizing significant annual bookings growth and profit margin in 2021 and beyond. The Compensation Committee chose a combination of annual bookings growth and profit margin for 2021 and beyond because it wanted to provide our management with greater flexibility to balance growth and profitability over a longer term compared to its prior approach of payout based on bookings growth subject to the Company meeting a certain EBITDA threshold. For example, our management team now has the flexibility to focus on high growth compared to profit in one year and then change this focus in the next year, if needed to maximize value for our stockholders. The Committee also felt that this program aligns better with stockholder interests because it focuses on balanced growth compared with the prior approach of assigning greater weigh to bookings growth rather than profitability.

The size of executive equity awards is generally set at a level that the Compensation Committee deems appropriate to create a meaningful opportunity for significant compensation if we achieve the applicable performance goals and our stock price appreciates. The amounts are also based upon market data presented by the applicable Compensation Committee Consultant, the individual’s position with us and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors varies from individual to individual at the committee’s discretion.

2020 Long-Term Equity Grants

In November 2020, the Compensation Committee determined the value of each Named Executive Officer’s annual long-term equity awards by considering market data provided by Radford (including the compensation of similarly situated executives at Glu’s peer companies), past performance and future potential performance of each executive, as well as each Named Executive Officer’s current equity holdings.

With respect to the Named Executive Officers 2020 long-term equity grants, the Compensation Committee determined to award 50% of the value of each of Messrs. Earl’s, Ludwig’s and Akhavan’s and Ms. Hughes’ and 25% of the value of Mr. Leichtner’s awards in PSUs, with the balance of their 2020 long-term equity grant in the form of time vesting RSUs. In addition, each of the Named Executive Officers was provided the ability to earn additional PSUs up to 50% of the target PSU award if the Maximum Combined Goal were to be achieved. The table below sets forth for each Named Executive Officer the value of his or her 2020 long-term equity awards and the number of PSU and time vesting RSUs received:

Executive	Equity Value ($)	RSUs (#)	Maximum PSUs (#) if Maximum Combined Goal is met
Nick Earl	6,980,010	292,970	439,455
Eric Ludwig	3,322,396	139,450	209,175
Chris Akhavan	891,770	37,430	56,145
Becky Ann Hughes	1,527,897	64,130	96,195
Scott Leichtner	977,254	68,360	34,185

Each RSU will vest over four years, with 25% of the total number of shares subject to the RSUs vesting on November 23, 2021 (the “First Vesting Date”), with the remaining 75% of the underlying shares vesting in equal quarterly installments over the next three years following the First Vesting Date on the same day of each third month (e.g., the next quarterly vesting date will be February 15, 2022, then May 15, 2022, etc.), subject to earlier termination of vesting due to the termination of the RSU holder’s employment with, or arrangements to provide services to, Glu or a Glu subsidiary; provided, however, that if any portion of the RSU vests on a date that is a non-trading day on The Nasdaq Stock Market, then the RSU will vest on the next trading day.

Each PSU is earned based upon the achievement of rigorous multi-year (2021, 2022 and 2023) Combined Goals, consisting of the sum of annual bookings growth and profit margins for the applicable year.

The number of PSUs that will vest, if any, on each February 15, 2022, 2023 and 2024 will depend on the extent to which we achieve the Combined Goal in each of the fiscal years 2021, 2022 and 2023 as set forth in the table below (with no more than 33.34% of each PSU eligible to vest in each fiscal year):

	Percent of Award Vested (FY 21 Tranche)	Percent of Award Vested (FY 22 Tranche)	Percent of Award Vested (FY 23 Tranche)
Max Combined Goal	33.33%	33.33%	33.34%
Target Combined Goal	22.22%	22.22%	22.22%
Threshold Combined Goal	11.11%	11.11%	11.11%
Below Threshold Combined Goal	0%	0%	0%

The Threshold Combined Goal and the Target Combined Goal are approximately 33% and 20% below the Maximum Combined Goal, respectively. To the extent that Glu achieves a Combined Goal between two thresholds, the number of PSUs earned will be calculated on a linear basis. If Glu does not achieve the Maximum Combined Goal in any year and less than the full amount of shares are earned for such year, these shares cannot be recaptured through overachievement of the Maximum Combined Goal in subsequent years.

With respect to these PSUs, in the event Glu is acquired (as determined by the Board in its sole discretion) prior to the last day of the applicable fiscal year, the performance achievement for the current fiscal year and any remaining fiscal years (through fiscal year 2023) will be deemed to be the Target Combined Goal and the award (at the Target Combined Goal level) will convert to a time-based vesting RSU award, with an equal portion of the RSUs vesting as of February 15, 2022, 2023 and 2024, as applicable, provided the officer continues to provide services to Glu through such vesting dates.

The committee believed that the annual refresh awards to the Named Executive Officers were merited based on the past successes of these executives and that these awards will help to ensure that these executives are properly incented to remain with us and focus on achieving our long-term strategic goals and creating stockholder value. The committee determined that the size and mix of their equity awards appropriately balanced both retention and motivational objectives of executive pay.

Achievement of Prior Long-Term Equity Grants

In October 2017 and 2018, we made awards of PSOs and PSUs to certain executives and in December 2019, we made awards of PSUs to certain executives, in each case which are earned based on the achievement of Adjusted EBITDA and bookings performance targets over three years, including 2020. The table below specifies the performance targets for the 2017 and 2018 PSOs and PSUs and the 2019 PSUs and the degree to which we achieved these performance targets based on 2020 performance:

Award	% of Tranche Earned for 2020 Performance	Performance Metrics
		Adjusted EBITDA Threshold	Threshold Bookings	Target Bookings	Maximum Bookings
2017 PSOs and PSUs	100%	$55M	$450M	$475M	$500M
2018 PSOs and PSUs	100%	$75M	$511M	$532M	$554M
2019 PSUs	100%	$41M	$442M	$484.1M	$505M

Conversion of PSOs Into Options and PSUs Into RSUs Upon Completion of Merger with Electronic Arts

Glu, Electronic Arts and Giants Acquisition Sub, Inc., a wholly owned subsidiary of Electronic Arts (“Merger Sub”), entered into an Agreement and Plan of Merger on February 8, 2021, which provides, among other things, for the merger (the “Merger”) of Merger Sub with and into Glu. Immediately prior to the effective time of the Merger, which is currently expected to occur on or around April 29, 2021, for each unvested PSO or PSU (or portion thereof) issued by Glu for which the performance period has not been completed as of the effective time of the Merger, the applicable performance metrics will be deemed achieved at “target” and be converted to a time-based vesting schedule that corresponds to each performance period.

Additional Compensation Plans and Policies

Severance and Change of Control Payments

Messrs. Earl, Ludwig, Akhavan and Leichtner and Ms. Hughes each have an agreement with us that provides for payments and benefits if the individual is terminated under certain circumstances within 12 months following a change of control of Glu (a “double trigger” termination). In addition, Mr. Earl’s employment agreement provides for payments and benefits if he is terminated under certain circumstances in the absence of our change of control. For a description of these agreements and quantification of these severance and change of control benefits, please see the discussion under “Payments Upon Termination or Change in Control” below. Other than as set forth in these agreements, no executive officer is entitled upon termination to either equity vesting acceleration or cash severance payments.

The Compensation Committee decided to provide these arrangements to mitigate some of the risk that exists for executives working in a small public company, an environment where there is a meaningful likelihood that we may be acquired. These arrangements are also intended to mitigate a potential disincentive for executives to consider and execute on an acquisition where the acquirer may not require the services of these executives following the acquisition.

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance and our employee stock purchase plan and 401(k) plan, in each case on the same basis as other employees. There were no special benefits or perquisites provided to any Named Executive Officer in 2020.

Clawback Policy (Recovery of Incentive Compensation Policy)

Since 2017, we have maintained an executive compensation recovery policy that permits us to seek recovery of some or all of incentive compensation paid or awarded to executive officers, our Vice President of Accounting and our corporate controller in the event of the restatement by Glu of any financial results required to be reported under the U.S. federal securities laws after January 1, 2018 because one or more executive officers, our Vice President of Accounting and/or our corporate controller engaged in fraud or intentional misconduct. In such cases, the Compensation Committee may review all incentive-based cash compensation and equity compensation paid, granted or for which our executive officers, our Vice President of Accounting and our corporate controller are eligible (“Incentive Compensation”) on the basis of having met or exceeded performance goals during the period covered by the restatement and will, to the extent practicable and in the best interests of stockholders, instruct Glu to seek to recover or cancel such Incentive Compensation from our executive officers, our Vice President of Accounting and our corporate controller to the extent that performance goals would not have been met under such restated financial result. In addition, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive.

Chief Executive Officer Stock Ownership Guidelines

In January 2020, our Board adopted stock ownership guidelines for our Chief Executive Officer in order to better align the long-term interests of our Chief Executive Officer with our stockholders. Under these stock ownership guidelines, our Chief Executive Officer is required to hold at least five times his annual cash salary in our common stock. In determining the value of his stock ownership, shares and vested, in-the money unexercised stock options are counted. Mr. Earl is required to comply with these stock ownership guidelines by January 30, 2025. Compliance with these stock ownership guidelines is measured once per year based on Mr. Earl’s year-end holdings and our 30-day average stock price. As of January 30, 2021, Mr. Earl was in compliance with these guidelines.

Equity Granting Policy

Equity awards are typically either granted at regularly scheduled Stock Option Administration Committee meetings or via unanimous written consent, with the effective date of such grant being the second Tuesday of each month. The primary exceptions are for new hire or promotion equity grants that require Compensation Committee approval, which grants are generally approved on the second Tuesday of each month following the date the individual is hired or promoted, or for new hire awards made to individuals in connection with an acquisition. The Stock Option Administration Committee does not have discretion to set other grant dates for awards made pursuant to its delegated authority. Our annual equity awards for our executive officers are generally made at the Compensation Committee meeting held during our fourth quarter, at which the Compensation Committee reviews executive compensation for the upcoming year.

Other than as described in the section of this Amendment titled “Director Compensation,” we do not have any program, plan or obligation that requires us to grant new equity compensation on specified dates.

The exercise price of a newly granted option is the closing price of our common stock on the date the option is granted.

Tax and Accounting Treatment of Compensation

In designing our compensation programs, the Compensation Committee considers the financial accounting and tax consequences to us, as well as the tax consequences to our employees. We account for equity compensation paid to our employees under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each equity compensation award over the service period of the award and in case of performance awards, if the performance is likely to be achieved. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Management considers the FASB ASC Topic 718 cost of outstanding equity awards as part of our equity grant recommendations to the Compensation Committee.

Section 162(m) of the Tax Code generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers. The 2017 Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 repealed an exemption from the $1 million disallowance for certain performance-based compensation. Due to the repeal of the performance-based compensation exemption, remuneration in excess of $1 million is exempt from this deduction limit if it qualifies as “performance-based compensation” within the meaning of Section 162(m) only with respect to remuneration paid or payable pursuant to a binding written agreement in effect on or before November 2, 2017 for taxable years beginning on or before January 1, 2017. Thus, options to purchase shares of our common stock, stock appreciation rights that may be exercised for shares of our common stock, restricted stock units granted before April 1, 2015 and other performance-based equity awards granted in 2017 or earlier and outstanding on November 2, 2017 pursuant to a binding written agreement may be exempt from the deduction limit if the conditions of Section 162(m) prior to the Tax Act are satisfied. While our Compensation Committee may consider the deductibility of awards as one factor in determining executive compensation, our Compensation Committee also looks at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program, even if the awards are not deductible by us for tax purposes.

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits and that the payor company, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code also imposes additional significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A of the Code. We did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2020, and we have not agreed and are not otherwise obligated to provide any Named Executive Officers with such a “gross-up” or other reimbursement.

We also consider the tax impact to employees in designing our compensation programs, including our equity compensation programs. For example, employees generally control the timing of taxation with respect to stock options but do not control the timing with respect to RSUs and PSUs in which income is recognized upon vesting and settlement. To assist employees (including our executives) in satisfying their tax obligations for RSUs and PSUs, we withhold shares from the vesting RSUs and PSUs to cover applicable taxes. We structure cash bonus compensation so that it is taxable to our employees at the time it is paid to them.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Disclosure and Analysis set forth above with Glu’s management. Based on its review and these discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment filed with the SEC on April 27, 2021.

Gabrielle Toledano (Chair)
Darla Anderson
Hany M. Nada
Benjamin T. Smith, IV

Summary Compensation Table

The following table shows compensation earned during 2020 by our Named Executive Officers. For information about employment contracts, termination of employment and change-of-control arrangements between us and the Named Executive Officers, see “Potential Payments upon Termination or Change in Control” below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compen- sation	Total ($)
Nick Earl	2020	475,000	—	8,158,871(3)	—	—	—	8,633,871
President and Chief	2019	475,000	—	6,671,863(4)	—	—	—	7,146,863
Executive Officer	2018	455,769(5)	—	1,694,705(6)	7,162,611(7)	—	—	9,313,086
Eric R. Ludwig	2020	375,000	—	4,253,096(3)	—	—	—	4,628,096
Executive Vice President, Chief	2019	375,000	—	3,981,104(4)		—	—	4,356,104
Operating Officer	2018	375,000	—	—	3,040,889(7)	—	—	3,415,890
and Chief Financial Officer
Chris Akhavan	2020	400,000	—	891,770(3)	—	—	—	1,291,770
Senior Vice President,	2019	400,000	—	1,952,031(4)	—	—	—	2,352,031
Business Development, Corporate Development &	2018	400,000	—	—	1,705,320(7)	—	—	2,105,320
Advertising Revenue
Becky Ann Hughes(8)	2020	360,000	—	1,527,897(3)	—	—	—	1,887,897
Senior Vice President,	2019	300,923(9)	—	1,983,598(4)	—	—	—	2,284,521
Growth
Scott J. Leichtner	2020	345,000	345,000	977,254(3)	—	—	—	1,667,254
Vice President, General Counsel and Corporate Secretary	2019	345,000	—	679,577(4)	—	—	—	1,024,577
	2018	325,769(10)	—	385,200(6)	172,985(7)	—	—	883,954

_______________________________

(1)

Amounts shown in this column do not reflect dollar amounts actually received by the officer. Instead, these amounts reflect the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718. See Note 10 — Stock Incentive and Other Benefit Plans — in the notes to consolidated financial statements contained in our Form 10-K for the year ended December 31, 2020 for a description of the ASC Topic 718 methodology and assumptions. The number of shares subject to PSUs and RSUs granted in 2020 to our Named Executive Officers is shown in the “Grants of Plan-Based Awards in 2020” table below.

(2)

Amounts shown in this column are calculated in accordance with FASB ASC Topic 718. See Note 12 — Stock Option and Other Benefit Plans — in the notes to consolidated financial statements contained in our Form 10-K for the year ended December 31, 2020 for a description of the ASC Topic 718 methodology and assumptions.

(3)

Represents RSU and PSU awards. The table reflects the full fair market value of the PSU award taking into account the probable outcome of the performance conditions as of December 31, 2020. This value equals the grant date fair values of the maximum shares issuable under the PSU award: $5,366,867 for Mr. Earl, $2,924,138 for Mr. Ludwig, $535,062 for Mr. Akhavan, $916,738 for Ms. Hughes and $325,783 for Mr. Leichtner. See the “Compensation Discussion and Analysis” section of this Amendment for further information regarding the performance conditions of the PSUs.

(4)

Represents RSU and PSU awards. The table reflects the full fair market value of the PSU award taking into account the probable outcome of the performance conditions as of December 31, 2019. This value equals the grant date fair values of the maximum shares issuable under the PSU award: $4,420,359 for Mr. Earl, $2,718,062 for Mr. Ludwig, $1,456,698 for Mr. Akhavan, $1,475,639 for Ms. Hughes and $226,530 for Mr. Leichtner. See the “Compensation Discussion and Analysis” section of this Amendment for further information regarding the performance conditions of the PSUs.

(5)

In October 2018, in connection with the Compensation Committee’s annual review of executive compensation, the committee increased Mr. Earl’s annual base salary to $475,000, effective as of October 1, 2018.

(6)

Represents PSU awards. The table reflects the full fair market value of the PSU award taking into account the probable outcome of the performance conditions as of December 31, 2018. This value equals the grant date fair values of the maximum shares issuable under the PSU award.

(7)

Represents time-based stock option and PSO awards. The grant date fair value of the time-based stock option awards were as follows: $968,560 for Mr. Earl’s January 2018 grant, $1,070,718 for Mr. Earl’s October 2018 grant, $569,658 for Mr. Ludwig, $208,775 for Mr. Akhavan, and $172,985 for Mr. Leichtner. The table reflects the full fair market value of the PSO awards taking into account the probable outcome of the performance conditions as of December 31, 2018. The grant date fair value of the maximum shares issuable under the PSO awards are as follows: $999,689 for Mr. Earl’s January 2018 grant, $4,123,644 for Mr. Earl’s October 2018 grant, $2,471,232 for Mr. Ludwig and $1,496,545 for Mr. Akhavan.

(8)

On December 17, 2019, Ms. Hughes was promoted from Vice President and General Manager of our Glu Play game development studio to Senior Vice President, Growth (formerly known as Revenue).

(9)

In December 2019, in connection with the Compensation Committee’s annual review of executive compensation, the committee increased Ms. Hughes’ annual base salary to $360,000, effective as of December 17, 2019.

(10)

In October 2018, in connection with the Compensation Committee’s annual review of executive compensation, the committee increased Mr. Leichtner’s annual base salary to $345,000, effective October 1, 2018.

Grants of Plan-Based Awards in 2020

The following table provides information for the Named Executive Officers about equity awards granted during 2020. All equity awards were awarded under our 2007 Equity Incentive Plan.

				Estimated Future Payouts Under Non-Equity Plan Incentive Awards ($)		Estimated Future Payouts Under Equity Plan Incentive Awards (#)			Stock Award; Number of Shares of Stocks or Units	Grant Date Fair Value of Stock Awards
Name	Grant Date	ASC 718 Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)	($)(1)

Nick Earl	11/23/20(2)	11/23/20	—	—	—	—	—	—	292,970	2,792,004
	11/23/20(3)	11/23/20	—	—	—	18,555	61,850	123,700	—	1,178,861
	11/23/20(4)	11/23/20	—	—	—	146,470	292,970	439,435	—	4,188,006

Eric R. Ludwig	11/23/20(2)	11/23/20	—	—	—	—	—	—	139,450	1,328,959
	11/23/20(3)	11/23/20	—	—	—	14,649	48,830	97,660	—	930,700
	11/23/20(4)	11/23/20	—	—	—	69,718	139,450	209,175	—	1,993,438

Chris Akhavan	11/23/20(2)	11/23/20	—	—	—	—	—	—	37,430	356,708
	11/23/20(4)		48,000	160,000	320,000	—	—	—	—
	11/23/20(5)	2/17/21	—	—	—	18,713	37,430	56,145	—	535,062

Becky Ann	11/23/20(2)	11/23/20	—	—	—	—	—	—	64,130	611,159
Hughes	11/23/20(4)		97,200	324,000	648,000	—	—	—	—
	11/23/20(5)	2/17/21	—	—	—	32,062	64,130	96,195	—	916,738

Scott J.	11/23/20(2)	11/23/20	—	—	—	—	—	—	68,360	651,471
Leichtner	11/23/20(4)		51,750	172,500	345,000				—
	11/23/20(5)	11/23/20	—	—	—	11,394	22,790	34,185	—	325,783

(1)

Amounts shown in this column do not reflect dollar amounts actually received by the officer. Instead, these amounts reflect the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718. See Note 10 — Stock Incentive and Other Benefit Plans — in the notes to consolidated financial statements contained in our Form 10-K for the year ended December 31, 2020 for a description of the ASC Topic 718 methodology and assumptions. The performance awards reflected in this column reflect the full fair market value of the award taking into account the probable outcome of the performance conditions.

(2)

On November 18, 2020, our Compensation Committee determined to award each of Messrs. Earl, Ludwig, Akhavan and Leichtner and Ms. Hughes time-based RSUs in the amounts listed above as part of their annual refresh awards, which awards were granted on November 23, 2020. The time-based RSUs vest as to 25% of the total number of shares subject to the RSUs on November 23, 2021, with 6.25% of the underlying shares vesting in each of the following 11 quarters on the same day of each third month (e.g., the first such quarterly vesting date will be February 15, 2022, the next quarterly vesting date will be May 15, 2022, etc.); provided, however, that if any portion of the RSU vests on a date that is a non-trading day on The Nasdaq Stock Market, then the RSU will vest on the next trading day.

(3)

On November 18, 2020, our Compensation Committee determined to award each of Messrs. Earl and Ludwig PSUs in lieu of a cash bonus plan for 2021, which awards were granted on November 23, 2020. The shares indicated represent the threshold (which, for purposes for the disclosure requirements corresponds to the minimum), target and maximum number of shares to be issued depending on the achievement of certain combined goals consisting of the sum of annual bookings growth and profit margin during 2021. As noted, the “threshold” in the table above corresponds to the minimum number of PSUs that may be earned and not the threshold level discussed in the Compensation Discussion and Analysis” section above.

(4)

On November 23, 2020, our Compensation Committee approved the annual cash bonus opportunities for each of Messrs. Akhavan and Leichtner and Ms. Hughes for 2021. The dollar value indicated represents the threshold (which for purposes of the disclosure requirements corresponds to the minimum), target and maximum bonuses each executive may earn depending on the achievement of certain combined goals consisting of the sum of annual bookings growth and profit margin during 2021. As noted, the “threshold” in the table above corresponds to the minimum cash bonus payment that may be earned and not the threshold level discussed in the Compensation Discussion and Analysis” section above.

(5)

On November 23, 2020, our Compensation Committee determined to award each of Messrs. Earl, Ludwig, Akhavan and Leichtner and Ms. Hughes PSUs in the amounts listed above as part of their annual refresh awards. The shares indicated represent the threshold, target and maximum number of shares to be issued depending on the achievement of certain combined goals consisting of the sum of annual bookings growth and profit margin during 2021, 2022 and 2023 as further described below in footnote 17 to the “Outstanding Equity Awards at the End of 2020” Table.

Outstanding Equity Awards at the End of 2020

The following table provides information with respect to outstanding stock options, RSUs, PSOs and PSUs held by our Named Executive Officers as of December 31, 2020.

	Option Awards							Stock Awards
								Time-Based Vesting Awards		Performance-Based Vesting Awards
	Grant		Number of securities underlying unexercised options (#)(1)(2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested
Name	Date		Exercisable	Unexercisable	(#)(1)(2)	($)(3)	Date	(#)(2)(4)	(#)(5)	(#)(4)	($)(5)

Nick Earl	12/09/15	(6)	300,000	—	—	2.92	12/09/25	—	—	—	—
	10/11/16		850,000	—	—	2.13	10/11/26	—	—	—	—
	11/14/16	(7)	650,000	—	—	2.10	11/14/26	—	—	—	—
	01/03/17	(7)	850,000	—	—	2.00	01/02/27	—	—	—	—
	10/10/17	(8)(9)	650,000	—	—	3.59	10/10/27	—	—	—	—
	01/02/18	(8)	412,910	153,367	—	3.63	01/02/28	—	—	—	—
	01/02/18	(8)(11)	—	—	—	—	—	—	—	155,621	1,402,145
	01/02/18	(8)(10)	276,583	155,621	—	3.63	01/02/28	—	—	—	—
	10/25/18		194,458	164,542	—	6.42	10/25/28	—	—	—	—
	10/25/18	(12)	—	—	539,334	6.42	10/25/28	—	—	—	—
	12/17/19	(14)	—	—	—	—	—	276,823	$2,494,175	—	—
	12/17/19	(15)	—	—	—	—	—	—	—	369,099	$3,325,582
	11/23/20	(16)	—	—	—	—	—	292,970	$2,639,660	—	—
	11/23/20	(17)	—	—	—	—	—	—	—	123,700	$1,114,537
	11/23/20	(18)	—	—	—	—	—	—	—	439,455	$3,959,490

Eric R. Ludwig	10/13/15		265,000	—	—	4.09	10/13/25	—	—	—	—
	10/11/16		420,109	—	—	2.13	10/11/26	—	—	—	—
	10/10/17		221,782	58,364	—	3.59	10/10/27	—	—	—	—
	10/10/17	(9)	566,976	—	—	3.59	10/10/27	—	—	—	—
	10/10/17	(10)	373,426	210,110	—	3.59	10/10/27	—	—	—	—
	10/25/18		103,458	87,542	—	6.42	10/25/28	—	—	—	—
	10/25/18	(12)	—	—	287,334	6.42	10/25/28	—	—	—	—
	12/17/19	(14)	—	—	—	—	—	155,291	$1,399,172	—	—
	12/17/19	(15)	—	—	—	—	—	—	—	207,056	$1,865,575
	11/23/20	(16)	—	—	—	—	—	139,450	$1,256,445	—	—
	11/23/20	(17)	—	—	—	—	—	—	—	97,660	$879,917
	11/23/20	(18)	—	—	—	—	—	—	—	209,175	$1,884,667

Chris Akhavan	10/13/15		90,000	—	—	4.09	10/13/25	—	—	—	—
	10/11/16		84,375	—	—	2.13	10/11/26	—	—	—	—
	10/10/17		114,533	44,624	—	3.59	10/10/27	—	—	—	—
	10/10/17	(9)	104,979	—	—	3.59	10/10/27	—	—	—	—
	10/10/17	(10)	124,867	160,643	—	3.59	10/10/27	—	—	—	—
	10/25/18		37,916	32,084	—	6.42	10/25/28	—	—	—	—
	10/25/18	(12)	—	—	105,334	6.42	10/25/28	—	—	—	—
	12/17/19	(14)	—	—	—	—	—	60,901	$548,718	—	—
	12/17/19	(15)	—	—	—	—	—	—	—	81,202	$731,630
	11/23/20	(16)	—	—	—	—	—	37,430	$337,244	—	—
	11/23/20	(18)	—	—	—	—	—	—	—	56,145	$505,866

Becky Ann Hughes	10/11/16		22,917	—	—	2.13	10/11/26	—	—	—	—
	10/11/17	(9)	129,932	—	—	3.59	10/10/27	—	—	—	—
	10/11/17		104,729	27,561	—	3.59	10/10/27	—	—	—	—
	10/11/17	(11)	—	—	—	—	—	—	—	18,570	$167,316
	10/25/18	(13)	—	—	—	—	—	—	—	138,667	$1,249,390
	12/17/19	(14)	—	—	—	—	—	62,453	$562,702	—	—
	12/17/19	(15)	—	—	—	—	—	—	—	83,272	$750,281
	11/23/20	(16)	—	—	—	—	—	64,130	$577,811	—	—
	11/23/20	(18)	—	—	—	—	—	—	—	96,195	$866,717

	Option Awards							Stock Awards
								Time-Based Vesting Awards		Performance-Based Vesting Awards
	Grant		Number of securities underlying unexercised options (#)(1)(2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested
Name	Date		Exercisable	Unexercisable	(#)(1)(2)	($)(3)	Date	(#)(2)(4)	(#)(5)	(#)(4)	($)(5)

Scott J. Leichtner	10/13/15		90,000	—	—	4.09	10/13/25	—	—	—	—
	10/11/16		350,000	—	—	2.13	10/11/26	—	—	—	—
	10/10/17		149,616	39,374	—	3.59	10/10/27	—	—	—	—
	10/10/17	(9)	201,592	—	—	3.59	10/10/27	—	—	—	—
	10/10/17	(11)	—	—	—	—	—	—	—	26,525	$238,990
	10/25/18		31,416	26,584	—	6.42	10/25/28	—	—	—	—
	10/25/18	(13)	—	—	—	—	—	—	—	40,000	$360,400
	12/17/19	(14)	—	—	—	—	—	55,702	$501,875	—	—
	12/17/19	(15)	—	—	—	—	—	—	—	24,757	$223,601
	11/23/20	(16)	—	—	—	—	—	68,360	$615,924	—	—
	11/23/20	(18)	—	—	—	—	—	—	—	34,185	$308,007

_______________________________

(1)

Unless otherwise indicated, each award in these columns is a stock option that was granted under our 2007 Equity Incentive Plan. Except as otherwise described in these footnotes, each stock option vests with respect to 25% of the underlying shares on the first anniversary of the grant date and as to 1/48th of the shares of common stock underlying it monthly thereafter.

(2)

We have entered into the severance agreements described under “Potential Payments upon Termination or Change in Control” below, which provide for acceleration of vesting of each equity award made or to be made to our Named Executive Officers if certain events occur following a change of control of Glu.

(3)

Represents the fair market value of a share of our common stock, which is equal to the closing price of our common stock on The Nasdaq Global Select Market on the grant date.

(4)

Each award in these columns is a time-vesting RSU or a PSU award that was granted under our 2007 Equity Incentive Plan. Except as otherwise noted, each RSU vests as to 25% of the total number of shares on the applicable quarterly vesting date that is at least one year from the grant date (the “RSU First Vesting Date”), with the remaining 75% of the shares vesting in equal quarterly installments over the next three years following the RSU First Vesting Date on the same day of each third month (e.g., if the RSU First Vesting Date is February 15, the first quarterly vesting date will be May 15, the next quarterly vesting date will be August 15, etc.); provided, however, that if any portion of the RSU vests on a date that is a non-trading day on The Nasdaq Global Select Market, then the award will vest on the next trading day.

(5)

Represents the product of the maximum number of shares subject to the RSU or PSU, as applicable, that have not vested multiplied by the closing price of our common stock on The Nasdaq Global Select Market on December 31, 2020, the last trading day of 2020, which was $9.01.

(6)

On December 7, 2015, our Compensation Committee approved an award to Mr. Earl of an option to purchase 300,000 shares of our common stock and 500,000 RSUs under our 2008 Equity Inducement Plan in connection with our hiring of Mr. Earl.

(7)

On November 14, 2016, our Compensation Committee approved an award to Mr. Earl of an option to purchase 1,500,000 shares of our common stock. However, due to a limitation that was previously contained in our 2007 Equity Incentive Plan regarding the number of shares that may be awarded to any employee during a calendar year (the “Plan Grant Limitation”), we were only able to award Mr. Earl an option to purchase 650,000 shares of our common stock at such time. Due to the Plan Grant Limitation, our Compensation Committee on November 14, 2016 approved a bifurcation of this grant, and Mr. Earl was awarded the 850,000 shares balance of his option on January 3, 2017, the first trading day of 2017, with identical vesting to the option granted on November 14, 2017 (i.e., 25% of the underlying shares vested on November 14, 2017 and 1/48th of the underlying shares vest monthly thereafter).

(8)

On October 10, 2017, our Compensation Committee approved a PSO award under our 2007 Equity Incentive Plan to Mr. Earl to purchase up to a maximum of 650,000 shares of our common stock. However, due to the Plan Grant Limitation, we were not able to grant Mr. Earl further equity awards in 2017. On January 2, 2018, our Compensation Committee awarded Mr. Earl a PSO award to purchase up to 466,861 shares, a PSU award covering up to 466,861 shares, and an option to purchase 566,277 shares.

(9)

On October 10, 2017, our Compensation Committee determined to award each of these Named Executive Officers PSOs in lieu of a cash bonus plan for 2018. The number of shares subject to the PSOs that would become vested and exercisable, if any, depended on the achievement of minimum Adjusted EBITDA thresholds and bookings goals during 2018. Since we met the required Adjusted EBITDA goal and generated more than the maximum level of bookings during 2018, the maximum number of PSOs that these Named Executive Officers could earn, as indicated in the table, vested and became exercisable in February 2019.

(10)

Represents PSOs that contained Adjusted EBITDA thresholds and bookings goals for each of 2018, 2019 and 2020, with one-third of the maximum shares subject to the PSOs earnable in each of those years. Since we met the required Adjusted EBITDA goal and generated more than the maximum level of bookings for each of 2018 and 2020, the maximum number of PSOs that Messrs. Earl, Ludwig, and Akhavan could earn for each of 2018 and 2020 (which is one-third of the maximum shares subject to the PSO for each year) vested and became exercisable in February 2019 and February 2021, respectively. For 2019, we met the Adjusted EBITDA threshold and generated bookings between target and maximum with respect to the targets that the Compensation Committee established in October 2017 for 2019 performance and therefore the second tranche of these PSOs vested at 77.7%.

(11)

Represents PSUs containing Adjusted EBITDA thresholds and bookings goals for each of 2018, 2019 and 2020, with one-third of the maximum shares subject to the PSUs earnable in each of those years. Since we met the required Adjusted EBITDA goal and generated more than the maximum level of bookings for each of 2018 and 2020, the maximum number of PSUs that these Named Executive Officers could earn for 2018 and 2020 (which is one-third of the maximum shares subject to the PSU for each year) vested and became exercisable in February 2019 and February 2021, respectively. We met the Adjusted EBITDA threshold and generated bookings between target and maximum with respect to the targets that the Compensation Committee established in October 2017 for 2019 performance and therefore the second tranche of the performance awards issued in 2017 vested at 77.7%.

(12)

Represents PSOs containing Adjusted EBITDA thresholds and bookings goals for each of 2019, 2020 and 2021, with one-third of the maximum shares subject to the PSOs earnable in each of those years. We did not meet the Adjusted EBITDA threshold or the bookings goals that the Compensation Committee established in October 2018 for 2019 performance and therefore the first tranche of the performance awards issued in 2018 did not vest. For 2020, we met the required Adjusted EBITDA goal and generated more than the maximum level of bookings, and, as a result, the maximum number of PSOs that these Named Executive Officers could earn for 2020 performance (which is one-third of the maximum shares subject to the PSO) vested and became exercisable in February 2021. Glu will determine its Adjusted EBITDA and bookings for 2021 early in 2022, and to the extent that these Named Executive Officers earn any PSOs based on Glu’s bookings and Adjusted EBITDA for such year, the shares earned will fully vest in February 2022.

(13)

Represents PSUs containing Adjusted EBITDA thresholds and bookings goals for each of 2019, 2020 and 2021, with one-third of the maximum shares subject to the PSUs earnable in each of those years. We did not meet the Adjusted EBITDA threshold or the bookings goals that the Compensation Committee established in October 2018 for 2019 performance and therefore the first tranche of the performance awards issued in 2018 did not vest. For 2020, we met the required Adjusted EBITDA goal and generated more than the maximum level of bookings, and, as a result, the maximum number of PSUs that these Named Executive Officers could earn for 2020 performance (which is one-third of the maximum shares subject to the PSU) vested and became exercisable in February 2021. Glu will determine its Adjusted EBITDA and bookings for 2021 early in 2022, and to the extent that these Named Executive Officers earn any PSUs based on Glu’s bookings and Adjusted EBITDA for such year, the shares earned will fully vest in February 2022.

(14)

Represents time-based RSUs that vest as to 25% of the total number of shares subject to the RSUs on December 17, 2020, with 4.166% of the underlying shares vesting on February 15, 2021, an additional 6.25% of the underlying shares vesting in each of the following 11 quarters on the same day of each third month (e.g., the first such quarterly vesting date will be May 15, 2021, the next quarterly vesting date will be August 15, 2021, etc.), with the final 2.0833% of the underlying shares vesting on February 15, 2024; provided, however, that if any portion of the RSU vests on a date that is a non-trading day on The Nasdaq Stock Market, then the RSU will vest on the next trading day.

(15)

Represents PSUs containing Adjusted EBITDA thresholds and bookings goals for each of 2020, 2021 and 2022, with one-third of the maximum shares subject to the PSUs earnable in each of those years. Since we met the required Adjusted EBITDA goal and generated more than the maximum level of bookings for 2020, the maximum number of PSUs that these Named Executive Officers could earn for 2020 (which is one-third of the maximum shares subject to the PSU) vested and became exercisable in February 2021. Glu will determine its Adjusted EBITDA and bookings for each of 2021 and 2022 early in 2022 and 2023, respectively, and to the extent that these Named Executive Officers earn any PSUs based on Glu’s bookings and Adjusted EBITDA for such years, the shares earned will fully vest in February 2022 and 2023, respectively.

(16)

Represents time-based RSUs that vest as to 25% of the total number of shares subject to the RSUs on November 23, 2021, with an additional 6.25% of the underlying shares vesting in each of the following 11 quarters on the same day of each third month (e.g., the first such quarterly vesting date will be February 15, 2022, the next quarterly vesting date will be May 15, 2022, etc.); provided, however, that if any portion of the RSU vests on a date that is a non-trading day on The Nasdaq Stock Market, then the RSU will vest on the next trading day.

(17)

On November 18, 2020, our Compensation Committee determined to award these Named Executive Officers PSUs in lieu of a cash bonus plan for 2020, which PSUs were issued on November 23, 2021. The PSUs indicated represent the maximum number of shares to be issued depending on the achievement of a certain Combined Goal during 2021, consisting of the sum of annual bookings growth and profit margin. Glu will determine its achievement level of the Combined Goal in early 2022, and to the extent that these Named Executive Officers earn any PSUs based on the achievement of the Combined Goal, such PSUs will fully vest in February 2022.

(18)

Represents PSUs, with the maximum number of shares to be issued depending on the achievement of a certain Combined Goal during 2021, 2022 and 2023, consisting of the sum of annual bookings growth and profit margin. Glu will determine the extent to which it achieved its Combined Goal for each of 2021, 2022 and 2023 early in 2022, 2023 and 2024, respectively, and to the extent that these Named Executive Officers earn any PSUs based on Glu’s achievement of the Combined Goal for such years, the shares earned will fully vest in February 2022, 2023 and 2024, respectively.

Option Exercises and Stock Vested in 2020

The following table shows information about stock option exercises and restricted stock unit award settlements for each of the Named Executive Officers during 2020, including the value realized upon exercise or settlement. Other than restricted stock unit awards and stock options, we have not granted any stock awards (as opposed to other forms of equity compensation) to any of our employees that settled during 2020.

Name	Number of Shares Acquired on Exercise of Options	Value Realized on Exercise of Options(1) ($)	Number of Shares Acquired On Settlement of RSUs(2)	Value Realized on Settlement of RSUs(3) ($)
Nick Earl	—	—	568,789	5,012,482
Eric R. Ludwig	634,981	2,896,160	290,293	2,662,128
Chris Akhavan	1,080,302	5,357,582	177,902	1,621,168
Becky Ann Hughes	—	—	231,389	2,056,054
Scott J. Leichtner	60,000	308,419	51,564	448,006

_______________________________

(1)

The value realized on exercise of option awards is calculated as the difference between the price at which the exercised shares were sold (excluding brokerage commissions) and the exercise price of the options.

(2)

Amounts reported in this column include shares relinquished by the Named Executive Officer and cancelled by Glu in exchange for Glu’s agreement to pay federal and state tax withholding obligations of the Named Executive Officer resulting from the vesting of RSUs, including withholding of 299,924 shares from Mr. Earl, 156,615 shares from Mr. Ludwig, 88,205 shares from Mr. Akhavan, 98,208 shares from Ms. Hughes and 26,580 shares from Mr. Leichtner.

(3)

The value realized on settlement of RSUs is calculated by multiplying the number of RSUs settled by the closing price of Glu’s common stock on the settlement date.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide any defined benefit plan pension benefits or a nonqualified deferred compensation plan to our Named Executive Officers.

Potential Payments upon Termination or Change in Control

Employment Agreements

Nick Earl

Mr. Earl, our President and Chief Executive Officer, is party to an at-will employment agreement with us effective as of November 10, 2016. Mr. Earl’s annual base salary is $475,000 and his target annual bonus is equal to 100% of his base salary, with a maximum annual bonus equal to 200% of his base salary.

If Mr. Earl terminates his employment based on an “involuntary termination” or his employment is terminated by us other than for “cause,” other than within 12 months after a “change of control” (as such terms are defined in the employment agreement with Mr. Earl, described above), then, subject to his execution and non-revocation of a general release of claims, Mr. Earl will be entitled to 12 months of his then-current annual base salary, payable in lump sum and up to 12 months of COBRA continuation coverage for him (and any eligible dependents).

Eric R. Ludwig

Mr. Ludwig, our Executive Vice President, Chief Operating Officer, and Chief Financial Officer, did not enter into an employment agreement with us. Mr. Ludwig is an at-will employee. Mr. Ludwig’s annual base salary is $375,000 and his target annual bonus is equal to 100% of his base salary with a maximum annual bonus equal to 200% of his base salary.

Chris Akhavan

Mr. Akhavan, our Senior Vice President of Business Development, Corporate Development and Advertising Revenue, did not enter into an employment agreement with us. Mr. Akhavan is an at-will employee. Mr. Akhavan’s annual base salary is $400,000 and his target annual bonus is equal to 40% of his base salary, with a maximum annual bonus equal to 80% of his base salary.

Becky Ann Hughes

Ms. Hughes, our Senior Vice President of Growth, did not enter into an employment agreement with us. Ms. Hughes is an at-will employee. Ms. Hughes’ annual base salary is $360,000 and her target annual bonus is equal to 90% of her base salary, with a maximum annual bonus equal to 180% of her base salary.

Scott J. Leichtner

Mr. Leichtner, our Vice President, General Counsel, and Corporate Secretary, did not enter into an employment agreement with us. Mr. Leichtner is an at-will employee. Mr. Leichtner’s annual base salary is $345,000 and his target annual bonus is equal to 50% of his base salary, with a maximum annual bonus equal to 100% of his base salary.

Change in Control Severance Agreements

Each of our named executive officers have entered into change in control severance agreements with us (the “CIC Agreements”). The CIC Agreements provide for certain payments and benefits upon a termination of employment by us other than for “cause” or by the executive based on an “involuntary termination,” each within 12 months following a “change of control” (as such terms are defined in the CIC Agreements) as described below. The Merger will constitute a change of control for purposes of the CIC Agreements. These payments and benefits are conditioned upon the executive signing a general release of claims.

Nick Earl

Mr. Earl is eligible to receive 12 months of his then-current annual base salary, payable in a lump sum; an amount equal to his target annual bonus for the year in which termination occurs, payable in a lump sum; and up to 12 months of COBRA continuation coverage (for Mr. Earl and any eligible dependents). Mr. Earl is also eligible to receive full accelerated vesting of all of his outstanding, unvested equity awards subject to time-based vesting. As discussed above under Conversion of PSOs Into Options and PSUs Into RSUs Upon Completion of Merger with Electronic Arts, in connection with the Merger, the performance metrics of each unvested PSO and PSU for which the performance period has not been completed as of the closing of the Merger will be deemed achieved at “target” and converted to a time-based vesting schedule that corresponds to such performance period, and the accelerated vesting shall apply to such as-converted time based vesting schedule; provided that the equity awards granted November 23, 2020 (other than the Glu PSU issued in lieu of a fiscal year 2021 bonus) are not eligible for acceleration upon an “involuntary termination” if it occurs prior to December 31, 2021, and during such time period would only be accelerated upon a termination of employment other than for “cause.” In addition, in the event of a termination of employment by us other than for “cause” or by the executive based on an “involuntary termination” within 12 months after a “change in control,” the Glu PSU granted to Mr. Earl on November 23, 2020 in lieu of a fiscal year 2021 annual bonus, will immediately terminate in full, and in lieu of any acceleration of such award, Mr. Earl will instead receive an amount equal to his annual target bonus as discussed above.

Eric R. Ludwig

Mr. Ludwig is eligible to receive 12 months of his then-current annual base salary, payable in a lump sum; an amount equal to his target annual bonus for the year in which termination occurs, payable in a lump sum; and up to 12 months of COBRA continuation coverage (for Mr. Ludwig and any eligible dependents). Mr. Ludwig is also eligible to receive full accelerated vesting of all of his outstanding, unvested equity awards. As discussed above under Conversion of PSOs Into Options and PSUs Into RSUs Upon Completion of Merger with Electronic Arts, in connection with the Merger, the performance metrics of each unvested PSO and PSU for which the performance period has not been completed as of the closing of the Merger will be deemed achieved at “target” and converted to a time-based vesting schedule that corresponds to such performance period, and the accelerated vesting shall apply to such as-converted time based vesting schedule (in connection with the Merger, after giving effect to the equity conversion discussed above under Conversion of PSOs Into Options and PSUs Into RSUs Upon Completion of Merger with Electronic Arts, whereby the performance metrics of each unvested PSO and PSU for which the performance period has not been completed as of the closing of the Merger will be deemed achieved at “target” and converted to a time-based vesting schedule that corresponds to such performance period); provided that the equity awards granted November 23, 2020 (other than the Glu PSU issued in lieu of a fiscal year 2021 bonus) are not eligible for acceleration upon an “involuntary termination” if it occurs prior to December 31, 2021, and during such time period would only be accelerated upon a termination of employment other than for “cause.” In addition, in the event of a termination of employment by us other than for “cause” or by the executive based on an “involuntary termination” within 12 months after a “change in control,” the Glu PSU granted to Mr. Ludwig on November 23, 2020 in lieu of a fiscal year 2021 annual bonus, will immediately terminate in full, and in lieu of any acceleration of such award, Mr. Ludwig will instead receive an amount equal to his annual target bonus as discussed above.

Chris Akhavan, Scott J. Leichtner, and Becky Ann Hughes

Each of Messrs. Akhavan and Leichtner and Ms. Hughes is eligible to receive 6 months of his or her then-current annual base salary, payable in a lump sum; an amount equal to 50% of his or her target annual bonus for the year in which termination occurs, payable in a lump sum; and up to 6 months of COBRA continuation coverage (for the executive and any eligible dependents). Each of Messrs. Akhavan and Leichtner and Ms. Hughes is also eligible to receive partial accelerated vesting of his or her outstanding, unvested equity awards. As discussed above under Conversion of PSOs Into Options and PSUs Into RSUs Upon Completion of Merger with Electronic Arts, in connection with the Merger, the performance metrics of each unvested PSO and PSU for which the performance period has not been completed as of the closing of the Merger will be deemed achieved at “target” and converted to a time-based vesting schedule that corresponds to such performance period, and the accelerated vesting shall apply to such as-converted time based vesting schedule (in connection with the Merger, after giving effect to the equity conversion discussed above under Conversion of PSOs Into Options and PSUs Into RSUs Upon Completion of Merger with Electronic Arts, whereby the performance metrics of each unvested PSO and PSU for which the performance period has not been completed as of the closing of the Merger will be deemed achieved at “target” and converted to a time-based vesting schedule that corresponds to such performance period), such that any unsatisfied time-based vesting condition is deemed satisfied with respect to an additional 36 months; provided that the equity awards granted to these officers on November 23, 2020 are not eligible for acceleration upon an “involuntary termination” if it occurs prior to December 31, 2021, and during such time period would only be accelerated upon a termination of employment by us other than for “cause.”

The table below estimates as of December 31, 2020 the potential payments to Messrs. Earl, Ludwig, Akhavan and Leichtner and to Ms. Hughes should such officer terminate their employment based on an “involuntary termination” or be terminated other than for “cause” or disability either (1) within 12 months following a “change in control transaction” or (2) or in the absence of a “change in control transaction.”

Name	Benefits	Termination Other Than for Cause or Disability or by Named Executive Officer Based on an Involuntary Termination Within 12 Months Following Change in Control Transaction($)		Termination Other Than for Cause or Disability or by Named Executive Officer Based on an Involuntary Termination Absent a Change in Control Transaction($)
Nick Earl	Severance(1)	950,000		475,000
	Equity Acceleration(2)	12,005,614	(4)
	COBRA Premium(3)	20,467		20,467
	Total Value	12,976,081		495,467

Eric R. Ludwig	Severance(1)	750,000
	Equity Acceleration(2)	6,201,353	(5)
	COBRA Premium(3)	33,607
	Total Value	6,984,960

Chris Akhavan	Severance(1)	280,000
	Equity Acceleration(2)	2,459,455	(6)
	COBRA Premium(3)	5,332
	Total Value	2,744,787

Becky Ann Hughes	Severance(1)	342,000
	Equity Acceleration(2)	1,796,039	(6)
	COBRA Premium(3)	7,598
	Total Value	2,145,637

Scott J. Leichtner	Severance(1)	258,750
	Equity Acceleration(2)	1,546,516	(6)
	COBRA Premium(3)	11,514
	Total Value	1,816,780

_______________________________

(1)

Consists of base salary and cash bonus payments.

(2)

These amounts are calculated by aggregating the sums determined by multiplying, for each award the number of shares accelerated by (a) the positive difference, if any, between the closing price per share of our common stock on The Nasdaq Global Select Market on December 31, 2020, the last trading day of 2020, which was $9.01, and the option exercise price per share for stock options, and (b) $9.01 per share in the case of RSUs and PSUs.

(3)

COBRA payout amounts are estimated based on the cost of the monthly premium and represent coverage for medical, dental and vision insurance for the executive and his or her eligible dependents, if any.

(4)

Reflects full acceleration of all unvested shares subject to outstanding equity awards held by Mr. Earl on December 31, 2020. PSOs and PSUs will accelerate free of all restrictions (other than those set forth in our insider trading policies then in effect or imposed by applicable law) based on the target amount. The PSUs and RSUs granted to Mr. Earl on November 23, 2020 (other than the PSU issued in lieu of a fiscal year 2021 bonus) will not accelerate in case of an “Involuntary Termination” prior to December 31, 2021 as defined in the change of control agreements. PSUs granted on November 23, 2020 will be converted into a cash bonus payment as reflected in this table.

(5)

Reflects full acceleration of all unvested shares subject to outstanding equity awards held by Mr. Ludwig on December 31, 2020. PSOs will accelerate free of all restrictions (other than those set forth in our insider trading policies then in effect or imposed by applicable law) based on the target amount. The PSUs and RSUs granted to Mr. Ludwig on November 23, 2020 (other than the PSU issued in lieu of a fiscal year 2021 bonus) will not accelerate in case of an “Involuntary Termination” prior to December 31, 2021 as defined in the change of control agreements. PSUs granted on November 23, 2020 will be converted into a cash bonus payment as reflected in this table.

(6)

Reflects an additional 36 months of vesting of all outstanding time-based equity awards and outstanding performance-based equity awards (at the target level of performance achievement) held by the executive officer on December 31, 2020. PSOs and PSUs will accelerate free of all restrictions (other than those set forth in our insider trading policies then in effect or imposed by applicable law) based on the target amount. The PSUs and RSUs granted to Mr. Akhavan, Ms. Hughes and Mr. Leichtner on November 23, 2020 will not accelerate in case of an “Involuntary Termination” prior to December 31, 2021 as defined in the change of control agreements.

Chief Executive Officer Pay Ratio Disclosure

Our ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees (excluding our CEO) for 2020 is 90 to 1. We believe this ratio, which was calculated in a manner consistent with Item 402(u) of Regulation S-K, to be a reasonable estimate, based upon the assumptions and adjustments described below. As disclosed in the 2020 Summary Compensation Table above, the annual total compensation for 2020 for our CEO was $8,633,871. The median of the annual total compensation for 2020 for all our employees was $96,401. In identifying the median employee under Item 402(u), reporting companies are permitted to use reasonable estimates, assumptions and methodologies based on their own facts and circumstances. As a result, the disclosure regarding the compensation of our median employee may not be directly comparable to similar disclosure by other reporting companies.

Calculation Methodology

In 2020, there was no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio. Accordingly, for purposes of calculating the pay ratio set forth above, we are permitted to use the same median employee that we identified for purposes of our 2018 pay ratio. The median employee that we identified for purposes of our 2018 pay ratio has since terminated employment with us. As a result, we have identified a substitute median employee with substantially similar compensation to that of our original median employee.

For a description of our methodology for identifying the median employee, see “Chief Executive Officer Pay Ratio Disclosure” on page 48 of our definitive proxy statement filed with the Securities and Exchange Commission on April 26, 2019.

We calculated the 2020 annual total compensation for the median employee using the same methodology we used to calculate the 2020 amount reported for our Named Executive Officers in the “Total” column of the Summary Compensation Table.

Director Compensation

Overview

The Compensation Committee and the Nominating and Governance Committee with the help of its compensation consultant Radford, evaluate the appropriate level and form of compensation for non-employee directors on an annual basis relative to industry peers and recommend changes to the Board when appropriate. Our non-employee director compensation program is set forth below and was most recently amended in April 2019:

Cash Compensation

•

Non-employee directors receive an annual cash retainer of $40,000;

•

The Lead Independent Director receives an additional annual cash retainer of $25,000;

•

The chair of the Audit Committee receives additional annual cash compensation of $20,000;

•

The chair of the Compensation Committee receives additional annual cash compensation of $15,000;

•

The chair of the Nominating and Governance Committee receives additional annual cash compensation of $10,000;

•

The chair of the Strategy Committee receives additional cash compensation of $20,000; and

•

Each non-employee director receives additional annual cash compensation of $10,000 for service on the Audit Committee, $7,500 for service on the Compensation Committee and $5,000 for service on each of the Nominating and Governance Committee or Strategy Committee, other than as chair.

All cash compensation to directors is paid in arrears in quarterly installments. We also reimburse our directors for reasonable expenses in connection with attendance at Board and committee meetings.

Equity Compensation

Annual Equity Grants

In April 2019, our Board amended our non-employee director compensation program to provide that each year immediately following our annual meeting of stockholders, each non-employee director will receive the lesser in value of (1) stock options and RSUs having an aggregate grant date fair value of $235,000, with the number of stock options and RSUs allocated to provide an equal value of each equity instrument, or (2) the aggregate grant date fair value of (a) an RSU covering 25,000 shares of our common stock and (b) a stock option to purchase 50,000 shares of our common stock. Both the stock option and RSU awards will vest on the earlier to occur of (a) the first anniversary of the grant date and (b) the date of our next annual meeting of stockholders that follows the grant date.

New Director Equity Grants

In April 2019, our Board amended our non-employee director compensation program to provide that each new non-employee director will receive the lesser in value of (1) stock options and RSUs having an aggregate grant date fair value of $352,500, with the number of stock options and RSUs allocated to provide an equal value of each equity instrument, or (2) the aggregate grant date fair value of (a) an RSU covering 37,500 shares of our common stock and (b) a stock option to purchase 75,000 shares of our common stock. The RSU will vest as to 33⅓% of the total number of shares subject to the RSUs on the first anniversary of the grant date and thereafter vest in equal quarterly installments over the next two years following the first vesting date on the same day of each third month. The stock option will vest as to 33⅓% of the underlying shares on the first anniversary of the grant date and thereafter vest pro rata monthly over the next 24 months.

Other Equity Matters

Our 2007 Equity Incentive Plan, under which we grant equity awards to our non-employee directors, provides that such awards are subject to a compensation limit. Specifically, in any calendar year, no non-employee director may be granted any awards or awards denominated in shares that exceed in the aggregate $600,000 in value plus an additional aggregate $600,000 in value for one-time awards to a newly appointed or elected outside director. This limit does not apply to any award made pursuant to deferred compensation arrangements in lieu of all or a portion of cash retainers.

In addition, our 2007 Equity Incentive Plan provides that each of the equity awards held by our non-employee directors will accelerate in full immediately prior to a change in control of Glu.

Since Mr. Earl is an executive officer, and since the Voting Agreement provides that Tencent’s designee to Glu’s Board shall not receive any compensation for his or her Board service, we do not provide, and have not provided, Messrs. Earl or Feder any compensation for service on our Board or on the Strategy Committee.

Director Summary Compensation Table

The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as a non-employee director during 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2)(3)($)	Option Awards(1)(2)(3)($)	Total ($)
Darla Anderson	44.752	113,319	113,321	271,392
Eric R. Ball	60,000	113,319	113,321	286,640
Greg Brandeau	58,363	113,319	113,321	285,003
Niccolo M. de Masi	58,310	179,424	179,426	417,160
Ben Feder(4)	—	—	—	—
Ann Mather(5)	45,000	113,319	113,321	271,640
Hany M. Nada	62,500	113,319	113,321	289,140
Benjamin T. Smith, IV	94,190	113,319	113,321	320,830
Gabrielle Toledano	55,870	113,319	113,321	282,510

_______________________________

(1)

Amounts shown in this column do not reflect dollar amounts actually received by the non-employee director. Instead, these amounts reflect the grant date fair value calculated in accordance with FASB ASC Topic 718 of each RSU award or stock option award, as applicable. See Note 10 — Stock Incentive and Other Benefit Plans—in the notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the ASC Topic 718 methodology and assumptions.

(2)

On June 18, 2020, following our 2020 Annual Meeting of Stockholders, each of Ms. Anderson, Dr. Ball, Mr. Brandeau, Mr. de Masi, Ms. Mather, Mr. Nada, Mr. Smith and Ms. Toledano received an option to purchase 24,488 shares of our common stock at an exercise price of $9.00 per share and an RSU award for 12,591 shares. In addition, Mr. de Masi received an option to purchase 14,285 shares of our common stock at an exercise price of $9.00 per share and an RSU award for 7,345 shares as compensation for his services to the Board starting November 2019, when his role changed from Executive Chairman to Chairman of the Board.

(3)

The aggregate number of outstanding stock options and unvested RSU awards held by each of our non-employee directors as of December 31, 2020 was as follows:

Name	Stock Options	RSU Awards
Darla Anderson	53,268	20,925
Eric R. Ball	253,268	12,591
Greg Brandeau	179,268	12,591
Niccolo M. de Masi	38,773	12,591
Ben Feder	—	—
Ann Mather	24,488	12,591
Hany M. Nada	253,268	12,591
Benjamin T. Smith, IV	253,268	12,591
Gabrielle Toledano	163,268	12,591

(4)

Mr. Feder does not receive compensation for service on our Board or on our Strategy Committee pursuant to the terms of the Voting Agreement we entered into with Tencent.

(5)

Ms. Mather resigned from the Board on February 10, 2021.

Stock Ownership Guidelines

In April 2018, our Board adopted stock ownership guidelines for our non-employee directors in order to better align the long-term interests of our non-employee directors with our stockholders and to further promote a long-term perspective in overseeing our company; our Board amended these guidelines in January 2020. Under these stock ownership guidelines, as amended, each of our non-employee directors is required to hold at least five times his or her annual cash retainer, which is equal to $200,000, of our common stock. In determining the value of a non-employee director’s stock ownership, shares of our common stock as well as vested, in-the money, unexercised stock options are counted. Each non-employee director is required to comply with these stock ownership guidelines by April 1, 2023 or, if later, within five years from his or her election to our Board. Compliance with these stock ownership guidelines is measured on the last day of our fiscal year based on a non-employee director’s year end holdings and our 30-day average stock price. If a non-employee director fails to comply with these stock ownership guidelines within the time frame specified above, such non-employee director will be expected to achieve compliance by retaining 100% of the shares acquired from his or her next RSU vest. As of December 31, 2020, each of our non-employee directors was in compliance with these guidelines, other than Mr. Feder who was appointed to the Board by a greater than 10% stockholder and does not receive any compensation for his services on the Board or on the Strategy Committee from us.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our common stock as of April 15, 2021 by:

•

Each Named Executive Officer (defined in “Compensation Discussion and Analysis” below);

•

Each of our directors;

•

All current executive officers and directors as a group; and

•

All persons known to us to beneficially own 5% or more of our common stock.

We calculated the “Percent of Class” based on 176,310,022 shares of common stock outstanding on April 15, 2021. In accordance with SEC regulations, we also included shares subject to equity awards that are currently vested or will become vested by June 14, 2021 (i.e., within 60 days of April 15, 2021). We deem those shares outstanding and beneficially owned by the person holding the award for computing that person’s percentage ownership, but they are not treated as outstanding for computing any other person’s percentage ownership. The information as to beneficial ownership presented in the table below does not take into account any accelerated vesting that may occur after April 15, 2021. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares each person beneficially owns, and the address of each person is: c/o Glu Mobile Inc., 875 Howard Street, Suite 100, San Francisco, California 94103.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
BlackRock Inc.(1)	22,266,614	12.63%
Red River Investment Limited(2)	21,000,000	11.91%
Vanguard Group Inc.(3)	10,219,184	5.80%

Named Executive Officers and Directors
Nick Earl(4)	5,569,163	3.08%
Eric R. Ludwig(5)	2,766,423	1.55%
Chris Akhavan(6)	900,302	*
Becky Ann Hughes(7)	446,955	*
Scott Leichtner(8)	1,106,777	*
Darla Anderson(9)	56,624	*
Eric R. Ball(10)	432,312	*
Greg Brandeau(11)	171,780	*
Niccolo M. de Masi(12)	512,029	*
Ben Feder(13)	—	—
Hany M. Nada(14)	456,825	*
Benjamin T. Smith, IV(15)	276,625	*
Gabrielle Toledano(16)	176,625	*
All directors and executive officers as a group (13 persons)(17)	12,872,440	6.91%

_______________________________

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)

The information is based solely upon a Schedule 13G/A filed with the SEC on January 26, 2021 by BlackRock, Inc. on its own behalf and on behalf of certain of its subsidiaries specified on Exhibit A to the Schedule 13G/A. BlackRock Inc. has sole voting power over 22,065,876 shares and sole dispositive power over 22,266,614 shares. The address for BlackRock Inc. is 55 East 52nd Street, New York, New York 10055.

(2)

The information is based solely upon a Schedule 13D/A filed with the SEC on February 10, 2021 by Tencent and Red River Investment Limited, a wholly-owned subsidiary of Tencent (“Red River”). Tencent and Red River each have sole voting and dispositive power over 21,000,000 shares. The principal address of Tencent is 29/F Three Pacific Place, No. 1 Queen’s Road East, Wanchai, Hong Kong. The principal address of each of Red River is Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands. The individual officers and directors of each of Tencent and Red River are listed on Appendix A to the Schedule 13D/A.

(3)

The information is based solely upon a Schedule 13G/A filed with the SEC on February 10, 2021 by Vanguard Group Inc. (“Vanguard”) on its own behalf and on behalf of certain of its subsidiaries specified on Appendix A to the Schedule 13G/A. Vanguard has shared voting power over 336,750 shares, sole dispositive power over 9,773,887 shares and shared dispositive power over 445,297 shares. The address for Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(4)

Includes 3,365,548 shares subject to options that are exercisable and 1,351,870 shares subject to PSOs that are exercisable within 60 days and 23,068 shares that will settle pursuant to RSU awards within 60 days of April 15, 2021.

(5)

Includes (a) 328,251 shares held by The Ludwig McKillop Trust, of which Mr. Ludwig and his spouse, Mary Elizabeth McKillop, are the co-trustees, (b) 8,880 shares held by Mr. Ludwig’s minor children, (c) 1,065,173 shares subject to options that are exercisable, and (d) 1,294,178 shares subject to PSOs that are exercisable, and (e) 12,941 shares that will settle pursuant to RSU awards within 60 days of April 15, 2021.

(6)

Represents 360,890 shares subject to options that are exercisable and 443,155 shares subject to PSOs that are exercisable and 5,075 shares that will settle pursuant to RSU awards within 60 days of April 15, 2021.

(7)

Includes 144,182 shares subject to options that are exercisable and 129,932 shares subject to PSOs that are exercisable and 5,204 shares that will settle pursuant to RSU awards within 60 days of April 15, 2021.

(8)

Includes 650,698 shares subject to options that are exercisable and 201,592 shares subject to PSOs that are exercisable and 4,641 shares that will settle pursuant to RSU awards within 60 days of April 15, 2021.

(9)

Includes 28,780 shares subject to options that are exercisable and 1,666 shares that will settle pursuant to RSU awards within 60 days of April 15, 2021.

(10)

Includes 228,780 shares subject to options that are exercisable within 60 days of April 15, 2021.

(11)

Includes 154,780 shares subject to options that are exercisable within 60 days of April 15, 2021.

(12)

Includes 14,285 shares subject to options that are exercisable within 60 days of April 15, 2021.

(13)

Mr. Feder was appointed to the Board by Tencent and we do not provide him with any compensation for his services on the Board or on the Strategy Committee of the Board.

(14)

Includes 228,780 shares subject to options that are exercisable within 60 days of April 15, 2021.

(15)

Includes 228,780 shares subject to options that are exercisable within 60 days of April 15, 2021.

(16)

Includes 138,780 shares subject to options that are exercisable within 60 days of April 15, 2021.

(17)

Includes 6,609,456 shares subject to options that are exercisable, 3,420,727 shares subject to PSOs that are exercisable and 52,595 shares that will settle pursuant to RSU awards within 60 days of April 15, 2021.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Table

The following table sets forth certain information, as of December 31, 2020, concerning securities authorized for issuance under all of our equity compensation plans: our 2001 Second Amended and Restated Stock Option Plan (the “2001 Plan”), which terminated when we adopted the 2007 Equity Incentive Plan (the “2007 Plan”), 2007 Employee Stock Purchase Plan (the “ESPP”) and 2008 Inducement Plan, which terminated on March 13, 2018 and was replaced by the 2018 Inducement Plan, effective April 2, 2018. The ESPP contained an “evergreen” provision, pursuant to which on January 1st of each year we automatically added 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance under the ESPP; this evergreen provision expired after the increase on January 1, 2015. In addition, pursuant to a “pour over” provision in our 2007 Plan, options that were cancelled, expired or terminated under the 2001 Plan were added to the number of shares reserved for issuance under our 2007 Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,293,483	$3.96	9,461,882	(2)
Equity compensation plans not approved by security holders	1,417,907 (3)	$3.13	194,146	(4)
Total	23,711,390		9,656,028

___________________________

(1)

The weighted average exercise price does not take into account the shares subject to outstanding RSUs and PSUs, which have no exercise price.

(2)

Represents 7,458,850 shares available for issuance under our 2007 Plan, which plan permits the grant of incentive and non-qualified stock options (including PSOs), stock appreciation rights, restricted stock, stock awards and RSUs; and 2,003,032 shares available for issuance under the ESPP.

(3)

Represents outstanding options and RSUs under the 2008 Inducement Plan and 2018 Inducement Plan.

(4)

Represents shares available for issuance under the 2018 Inducement Plan, under which we may only grant non-qualified stock options and RSUs.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review, Approval or Ratification of Transactions with Related Persons

Our Nominating and Governance Committee has adopted a written related-person transactions policy. The Nominating and Governance Committee reviews transactions that may be “related-person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of the policy, a related person is a director, executive officer, nominee for director, or a greater than 5% beneficial owner of our common stock and their immediate family members, in each case as of January 1, 2020, the beginning of our last fiscal year.

This policy provides that, barring special facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•

employment-related compensation to executive officers that is approved by the Compensation Committee;

•

compensation to non-employee directors that is reported in our proxy statement or this Amendment;

•

any transaction with another company to which the related party’s only relationship is as a director, beneficial owner of less than 10% of that company’s shares, or employee (other than an executive officer), if the aggregate amount involved does not exceed the greater of $500,000 or 2% of that company’s total annual revenues;

•

any transaction where the related party’s interest arises solely from the ownership of our common stock and all holders of our common stock receive the same benefit on a pro rata basis (e.g., a dividend); and

•

ordinary course business travel and expenses, advances and reimbursements.

In determining whether to approve or ratify a related-person transaction, the Nominating and Governance Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related party’s interest in the transaction, the benefits to us of the transaction, the potential impact on a director’s independence and whether the transaction would impair the judgment of a director or executive officer to act in our best interests and those of our stockholders.

Tencent Transaction

On April 29, 2015, Glu agreed to issue in a private placement offering to Red River Investments Limited (“Red River”), a wholly-owned subsidiary of Tencent, an aggregate of 21,000,000 shares of Glu’s common stock at a purchase price of $6.00 per share, for aggregate proceeds of $126 million (the “Offering”). The shares of Glu’s common stock were issued in two separate closings on each of April 29, 2015 and June 3, 2015. In connection with the Offering, Red River became a greater than 5% owner of Glu, and Glu and Tencent became parties to a voting and standstill agreement, pursuant to which Glu agreed to cause a representative of Tencent to be elected and appointed as a new member of the Board as a Class I director, and to subsequently nominate for future director elections a representative of Tencent to the Board. Mr. Feder, the current representative of Tencent on the Board was elected on January 26, 2017 pursuant to the voting and standstill agreement. Tencent, through Red River and another of its controlled affiliates, held 11.91% of Glu’s outstanding shares as of April 1, 2021.

Indemnification Agreements

We have entered into indemnity agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnity agreements may require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnity agreements may also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers. We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these officers and directors pursuant to our indemnification obligations or otherwise as a matter of law.

Other than the indemnification agreements and the compensation arrangements that are described in this Amendment under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation,” since January 1, 2020, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any director, nominee for director, executive officer, holder of more than 5% of our common stock or certain persons or entities affiliated with them had or will have a material interest.

See also “Corporate Governance — Director Independence” for information the Board considered in determining the independence of our non-employee directors.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees and related expenses for which we were billed by PwC for professional services provided by them during 2020 and 2019. The Audit Committee considered the provision of the services corresponding to these fees, and the Audit Committee believes that the provision of these services is compatible with PwC maintaining its independence. The Audit Committee’s pre-approval policies and procedures require prior approval by the Audit Committee of each engagement of PwC to perform services. All of the professional services listed below were approved in accordance with these policies.

	2020	2019
Audit fees	$1,782,478	$1,589,750
Audit-related fees	551,888	—
Tax fees	90,000	92,400
All other	2,700	2,700
Total	$2,427,066	$1,684,850

Audit Fees

These fees consist of amounts for professional services rendered in connection with the audit of our financial statements, reviews of the interim financial statements included in our quarterly reports on Form 10-Q, for attestation services related to compliance with the Sarbanes-Oxley Act of 2002, and statutory and regulatory filings or engagements.

Audit-Related Fees

These fees consist of amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.”

Tax Fees

These fees consist of professional services rendered for tax advice, planning and compliance (domestic and international). These services include the preparation and review of income tax returns and international returns and assistance regarding transfer pricing; federal, state and international tax compliance; acquisitions; and general international tax planning.

All Other Fees

In both years, these fees consist of amounts paid for an annual subscription to PwC’s online accounting and auditing research tool.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K/A are listed in the Exhibit Index below and are incorporated herein.

Exhibit Index

Exhibit	Description
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLU MOBILE INC.

	By:	/s/ Nick Earl
Nick Earl President and Chief Executive Officer
Date: April 27, 2021

	By:	/s/ Eric R. Ludwig
Eric R. Ludwig Executive Vice President, Chief Operating Officer and Chief Financial Officer
Date: April 27, 2021